Form 10-Q
period 1995-03-31
TWIN DISC INC
filed 1995-05-12
CIK 100378

- - - - ------------------------------------------------------------------------------
- - - - ------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995            Commission File Number 1-7635

                              TWIN DISC, INCORPORATED

              (Exact name of registrant as specified in its charter)


          Wisconsin                                          39-0667110
(State or other jurisdiction of                           (I.R.S Employer
Incorporation or organization)                          Identification No.)

1328 Racine Street, Racine, Wisconsin                          53403
(Address of principal executive offices)                    (Zip  Code)


Registrant's telephone number, including area code        (414)  638-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ) and (2) has been subject to such filing requirements for the past 90 days.
               Yes  X                          No

At March 31, 1995, the registrant had 2,774,374 shares of its common stock outstanding.
- - - - ------------------------------------------------------------------------------
- - - - ------------------------------------------------------------------------------

FINANCIAL STATEMENTS

                             TWIN DISC, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31        June 30
                   (Thousands)                 1995            1994
                                               ----            ----
                                           (unaudited)

Assets
  Cash and cash equivalents                  $  3,626        $  4,166
  Accounts and notes receivable                28,374          25,682
  Inventories                                  45,890          41,569
  Deferred income taxes                         4,510           4,511
  Other current assets                          3,380           4,482
                                             --------        --------
      Total current assets                     85,780          80,410

  Property, plant and equipment               109,556         103,776
  Accumulated depreciation                     72,240          67,100
                                             --------        --------
      Net property, plant and equipment        37,316          36,676
  Deferred income taxes                         4,511           4,584
  Intangible pension asset                      9,606           9,606
  Other assets                                 16,279          12,640
                                             --------        --------
                                             $153,492        $143,916
                                             --------        --------
                                             --------        --------

Liabilities
  Notes payable                              $  2,500        $  3,000
  Accounts payable                             11,197           7,890
  Accrued liabilities                          21,705          21,820
                                             --------        --------
      Total current liabilities                35,402          32,710

  Long-term debt                               14,020          11,500
  Accrued postretirement benefits              34,638          34,309
                                             --------        --------
    Total liabilities                          84,060          78,519

Shareholders' Equity
  Common stock                                 11,653          11,653
  Retained earnings                            64,860          63,353
  Translation component                        10,830           7,778
                                             --------        --------
                                               87,343          82,784
  Treasury stock                               17,911          17,387
                                             --------        --------
                                               69,432          65,397
                                             --------        --------
                                             $153,492        $143,916
                                             --------        --------
                                             --------        --------
The notes to consolidated financial statements are an integral part of this statement.

                                 TWIN DISC, INCORPORATED
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                        March 31               March 31
                                  1995          1994       1995       1994
                                  ----          ----       ----       ----
Net sales                        $42,946       $34,147    $115,648   $100,169
Cost of goods sold                33,444        26,644      90,456     81,126
                                 -------       -------    --------    -------
                                   9,502         7,503      25,192     19,043

Marketing, engineering and
  administrative expenses          6,746         5,872      19,542     16,949
Interest expense                     359           166         939        535
Other (income)and expense, net        76         (24)         (236)      (611)
                                 -------       --------  ---------    --------
                                   7,181         6,014      20,245     16,873

Earnings before income tax         2,321         1,489       4,947      2,170
Income taxes                         916           547       1,975        688
                                 -------       -------   ---------    --------
   Net Earnings                  $ 1,405       $   942    $  2,972   $  1,482
                                 -------       -------   ---------    --------
                                 -------       -------   ---------    --------
Earnings per share data:
   Earnings per share            $  0.50       $  0.34    $   1.06   $   0.53
                                 -------       -------   ---------    --------
                                 -------       -------   ---------    --------
   Dividends per share           $  .175       $  .175    $   .525   $   .525

   Average shares outstanding
     (thousands)                   2,787         2,799       2,795      2,799

Translation component of equity
  Balance - beginning of the
    period                       $ 8,420       $ 5,855     $ 7,778    $ 6,219
  Translation adjustment           2,410           875       3,052        511
                                 -------       -------    --------    -------

  Balance - end of the period    $10,830       $ 6,730     $10,830    $ 6,730
                                 -------       -------    --------   --------
                                 -------       -------    --------   --------
In thousands of dollars except per share statistics and average shares outstanding.  Per share figures are based on average shares outstanding.

The notes to consolidated financial statements are an integral part of this statement.

                              TWIN DISC, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                 Nine Months Ended
                                                      March 31
        (Thousands)                             1995           1994
                                                ----           ----

Cash flows from operating activities:
  Net earnings                                $ 2,972        $ 1,482
  Non-cash adjustments to net earnings:
    Depreciation                                3,133          3,500
    Net change in working capital,
     excluding cash and debt                     (838)         3,240
                                              --------       --------
                                                5,267          8,222
                                              --------       --------

Cash flows from investing activities:
  Acquisitions of fixed assets                 (2,748)        (2,650)
  Proceeds from sale of fixed assets               29            377
  Investment in affiliates                     (3,168)             -
                                              --------       --------
                                               (5,887)        (2,273)
                                              --------       --------

Cash flows from financing activities:
  Decrease in notes payable,net                  (615)        (2,122)
  Proceeds from long-term debt                  2,510              -
  Principal payments on long-term debt              -         (1,000)
  Dividend payments                            (1,465)        (1,470)
  Treasury stock activity                        (524)             -
                                              --------       --------
                                                  (94)        (4,592)
                                              --------       --------

Effect of exchange rate changes on cash           174            176
                                              --------       --------
  Net change in cash and cash equivalents        (540)         1,533

Cash and cash equivalents:
  Beginning of period                           4,166          2,903
                                              --------       --------
  End of period                               $ 3,626        $ 4,436
                                              --------       --------
                                              --------       --------
The notes to consolidated financial statements are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.  Basis of Presentation

    The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted account principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

B.  Inventory

    The major classes of inventories were as follows (in thousands):

                                          March 31       June  30

                                            1995           1994
                                          --------       --------
       Inventories:
            Finished parts                $34,618        $30,315
            Work in process                 8,125          7,539
            Raw materials                   3,147          3,715
                                          -------        -------
                                          $45,890        $41,569
                                          -------        -------
                                          -------        -------
C.  Contingencies

    The Company is involved in various stages of investigation relative to hazardous waste sites, some of which are on the United States EPA National Priorities List (Superfund). While it is impossible at this time to determine with certainty the ultimate outcome of such environmental matters, they are not expected to materially affect the Company's financial position or results of operations.

                       MANAGEMENT DISCUSSION AND ANALYSIS

The steady recovery in our markets continued in the third quarter and led to a 26 percent increase in sales when compared to those reported a year ago. Net earnings also were up sharply from last year's third quarter as a result of the higher sales and improved manufacturing productivity.

Quarterly net sales from domestic manufacturing operations were about 28 percent higher than a year ago. The increases were seen across most product lines, but the most notable improvements were Arneson surface drives, transmissions for large farm tractors, steering units for a military contract, and marine transmissions for fish and work boats.

The increase in sales reported by our Belgian subsidiary was slightly less than the domestic component, but a large part of that increase was due to the weaker dollar exchange rate used in translation. About one-third of the increase was attributable to the higher volume of shipments. Much of the increased demand being served by that operation relates to dollar denominated shipments into the United States, and the weak dollar is causing margins to be squeezed. To date, budgeted earnings are being realized through above budget sales volume and productivity. In terms of products and markets, the higher sales level continues to reflect demand for mobile torque converters and marine transmissions for pleasure craft applications.

Domestic and overseas marketing subsidiaries continued to post volume gains with sales of the overseas operations, as stated in dollar terms, generally augmented by the effects of translating at the weaker dollar exchange rates. While demand for marine transmissions continues, there is also solid demand for Arneson surface drives and power take-offs.

Cost of goods sold as percent of net sales showed only a slight improvement over the costs reported in the same quarter last year despite the volume increase. The principal factors mitigating the favorable effect of volume and productivity have been the narrowing of European margins caused by dollar's decline and a change in mix of product sold domestically. As markets recover, the higher unit volumes reduce the relative importance of our stable, profitable renewal parts business.

Marketing, engineering, and administrative expenses continued to run about 15 percent higher than last year but declined as a percent of sales. As in the prior quarter, most of the increase was caused by three items of similar magnitude - computer leasing and training costs associated with this year's phase-in of new business systems, weakness of dollar exchange rates, and costs associated with domestic operational changes. While the increase in interest expense reflects the significant rise in borrowing rates in the U.S. during the past year, most of the change in that item is due to a 30 percent increase in average debt outstanding since last year.


Working capital increased by $3 million during the quarter, and the current ratio declined slightly to 2.4. The current ratio is virtually unchanged from the beginning of the fiscal year, but working capital has increased by $3 million since that time. While incremental sales volume normally would be expected to require higher working capital, most of the increase can be attributed to the effect of translating at the weak dollar rates. For the quarter, net cash flow from operations exceeded spending for capital equipment and payment of dividends and enabled repayment of debt. For the nine months, operating cash flows have been sufficient for internal needs, but additional borrowing was required in the first quarter for investment purposes. Despite the increased borrowing during the period, our balance sheet remains strong, and we continue to have liquidity sufficient for our near-term needs.

                                 OTHER INFORMATION



There were no reports on Form 8-K during the three months ended March 31, 1995. The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

There were no securities of the Company sold by the Company during the three months ended March 31, 1995, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TWIN DISC, INCORPORATED
                                           (Registrant)




                                     /S/
- - - - ------------------------------      ------------------------------
         (Date)                     Fred H. Timm
                                    Corporate Controller/Secretary
                                    (Chief Accounting Officer)