Form 10-K
period 1995-06-30
TWIN DISC INC
filed 1995-09-28
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                           -------------------------------
                    For the Fiscal Year Ended June 30, 1995
                        Commission File Number 1-7635
                           TWIN DISC, INCORPORATED
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Wisconsin                                   39-0667110
--------------------------------------       ---------------------------------
(State or Other Jurisdiction of               (I.R.S. Employer Identification
    Incorporation or Organization)                Number)

1328 Racine Street, Racine, Wisconsin                      53403
--------------------------------------       ---------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, including area code: (414) 638-4000
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered:
  Common stock, no par value               New York Stock Exchange
-----------------------------   ------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                        Common stock, no par value
------------------------------------------------------------------------------
                             (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes  /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

At September 1, 1995, the aggregate market value of the common stock held by non-affiliates of the registrant was $53,228,291. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At September 1, 1995, the registrant had 2,790,111 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
The incorporated portions of such documents being specifically identified in the applicable Items of this Report.

Portions of the Annual Report to Shareholders for the year ended June 30, 1995 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 1995 are incorporated by reference into Parts I, III and IV.

Portions of the Company's Annual Report on Form 10-K for the year ended June 30, 1988, are incorporated by reference into Part II.
                                    (1)

PART  I

Item 1.   Business

The Company is engaged in one line of business. Twin Disc designs, manufactures and sells heavy duty off-highway power transmission equipment. Products offered include: hydraulic torque converters; power-shift transmissions; marine transmissions and surface drives; universal joints; gas turbine starting drives; power take-offs and reduction gears; industrial clutches; fluid couplings and control systems. Principal markets are: construction equipment, industrial equipment, government, marine, energy and natural resources and agriculture. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. There have been no significant changes in products or markets since the beginning of the fiscal year. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

The Company acquired certain assets of Southern Diesel Engine Repair during fiscal year 1993. During 1995, the Company purchased the outstanding stock of Marine Diffusion, S.R.L. The acquisition did not require significant capital investment. A further description of these acquisitions appears in Note N to the consolidated financial statements on page 37 of the 1995 Annual Report which financial statements are incorporated by reference in this Form 10-K Annual Report in Part II.

In July 1994, the Company acquired a minority interest in Palmer Johnson Distributors, LLC, a major distributor of Twin Disc products. A further description of this transaction appears in Note E to the consolidated financial statements on page 29 of the 1995 Annual Report which financial statements are incorporated by reference in this Form 10-K Annual Report in
Part II. The Company also began operations of a fully owned marketing subsidiary in Madrid, Spain in fiscal year 1994. The establishment of this subsidiary did not require significant capital investment.

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Ten customers accounted for approximately 44% of the Company's consolidated net sales during the year ended June 30, 1995. Caterpillar Inc. accounted for approximately 12% of consolidated net sales in 1995.

Unfilled open orders for the next six months of $72,183,000 at June 30, 1995 compares to $47,395,000 at June 30, 1994. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

Most of the Company's products are machined from cast iron, forgings, cast aluminum and bar steel which generally are available from multiple sources and which are believed to be in adequate supply.

The Company has pursued a policy of applying for patents in both the United States and certain foreign countries on inventions made in the course of its development work for which commercial applications are considered probable. The Company regards its patents collectively as important but does not consider its business dependent upon any one of such patents.
                                    (2)

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totalled $2,718,000, $2,649,000 and $2,129,000 in 1995, 1994 and 1993, respectively. Total engineering and development costs were $7,411,000, $6,843,000 and $7,093,000 in 1995, 1994 and
1993, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 1995 was 1,097.

The business is not considered to be seasonal except to the extent that vacations are taken mainly in the months of July and August curtailing production during that period.

Management recognizes that there are attendant risks that foreign governments may place restrictions on dividend payments and other movements of money, but these risks are considered minimal due to the political relations the United States maintains with the countries in which the Company operates or the relatively low investment within individual countries.

A summary of financial data by geographic area for the years ended June 30, 1995, 1994 and 1993 appears in Note D to the consolidated financial statements on pages 27 through 29 of the 1995 Annual Report to Shareholders which financial statements are incorporated by reference in this Form 10-K Annual Report in Part II.

Item 2.   Properties

The Company owns three manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A. and one in Nivelles, Belgium. The aggregate floor space of these four plants approximates 750,000 square feet. The Racine facility includes office space which is the location of the Company's corporate headquarters.

The Company also has operations in the following locations all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased except for the Johannesburg, South Africa location, which is owned:

   Jacksonville, Florida, U.S.A.     Brisbane, Queensland, Australia
   Miami, Florida, U.S.A.            Perth, Western Australia, Australia
   Loves Park, Illinois, U.S.A.      Viareggio, Italy
   Coburg, Oregon, U.S.A.            Singapore
   Seattle, Washington, U.S.A.       Johannesburg, South Africa
                                     Madrid, Spain

The properties are generally suitable for operations and are utilized in the manner for which they were designed. Manufacturing facilities are currently operating at less than 70% capacity and are adequate to meet foreseeable needs of the Company.
                                    (3)

Item 3.   Legal Proceedings

Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

The Company has joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency to conduct a remedial investigation and feasibility study at the Interstate Pollution Control facility in Rockford, Illinois. The consent decree was signed on October 17, 1991, and filed with the federal court in the Northern District of Illinois. The Company's total potential liability on the site cannot be estimated with particularity until completion of the remedial investigation. Based upon current assumptions, however, the Company anticipates potential liability of $300,000 to $400,000.

The Company also is involved with other potentially responsible parties in various stages of investigation and remediation relating to other hazardous waste sites, some of which are on the United States EPA National Priorities List (Superfund sites). While it is impossible at this time to determine with certainty the ultimate outcome of such environmental matters, they are not expected to materially affect the Company's financial position.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

(Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 1995.)

                     Principal Occupation
Name                 Last Five Years                                    Age
-------------------  ------------------------------------------        -----
Michael E. Batten    Chairman, Chief Executive Officer since
                     October 1991;formerly Chairman, President,
                     Chief Executive Officer                             55

Michael H. Joyce     President-Chief Operating Officer since
                     October 1991; formerly President-North American

                     Operations since January 1991; formerly President,
                     Mobile Fluid Products Division, Dana Corporation    54

James O. Parrish     Vice President - Finance and Treasurer              55

Philippe O. Pecriaux Vice President - Europe                             57

Lance J. Melik       Vice President - Corporate Development since
                     September 1995; formerly Vice President -
                     Marketing                                           52
                                    (4)

Michael J. Hablewitz Vice President - Quality Assurance since
                     February 1994; formerly Vice President -
                     Manufacturing Services                              49

James McIndoe        Vice President - International Marketing            56

John W. Spano        Vice President - Sales and Marketing since
                     September 1995; formerly Director Mobile Market
                     Group, Trinova Corporation since June 1993;
                     formerly Director of Customer Service since
                     October 1991; formerly Marine Market Sales
                     Manager                                             51

Fred H. Timm         Corporate Controller and Secretary since August
                     1994; formerly Controller and Secretary             49

Officers are elected annually by the Board of Directors at the first meeting of the Board held after each Annual Meeting of the Shareholders. Each officer shall hold office until his successor has been duly elected, or until he shall resign or shall have been removed from office.

PART II

Item 5.   Market for the Registrant's Common Stock and Related Shareholder
          Matters

The dividends per share and stock price range information set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report for the year ended June 30, 1995 are incorporated into this report by reference.

As of June 30, 1995 there were 1,124 shareholder accounts. The Company's stock is traded on the New York Stock Exchange. The market price of the Company's common stock as of the close of business on September 1, 1995 was $24.75 per share.

Pursuant to a shareholder rights plan (the "Rights Plan"), on June 17, 1988, the Board of Directors declared a dividend distribution, payable to shareholders of record on July 1, 1988, of one Preferred Stock Purchase Right for each outstanding share of Common Stock. The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 20% or more (or 30% in the case of any person or group which currently owns 20% or more of the shares or who shall become the Beneficial Owner of 20% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an Affiliate or an Associate of such existing holder or by succeeding such a person as trustee of a trust existing on the Record Date) of the Common Stock (such person or group, an "Acquiring Person") or commences a tender or exchange offer which would result in the offeror beneficially owning 30% or more of the Common Stock. A person who is not an Acquiring Person will not be deemed to have become an Acquiring Person solely as a result of a reduction in the number of shares of Common Stock outstanding due to a repurchase of Common Stock by the Company until such person becomes beneficial owner of any additional shares of Common Stock. Each Right will entitle shareholders to buy one newly issued unit of one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $80, subject to certain antidilution adjustments. The Company will generally be entitled to redeem the Rights at $.05 per Right at any time prior to 10 business days after a public announcement of the existence of an Acquiring Person.
                                    (5)

If (i) a person or group accumulates more than 30% of the Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which the independent directors determine to be fair to and otherwise in the best interests of the Company and its shareholders and except solely due to a reduction in the number of shares of Common Stock outstanding due to the repurchase of Common Stock by the Company), (ii) a merger takes place with an Acquiring Person where the Company is the surviving corporation and its Common Stock is not changed or exchanged, (iii) an Acquiring Person engages in certain self-dealing transactions, or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1% (e.g., a reverse stock split), each Right (other than Rights held by such Acquiring Person and certain related parties which become void) will represent the right to purchase, at the exercise price, Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price. In addition, if following the public announcement of the existence of an Acquiring Person the Company is acquired in a merger or other business combination transaction, except a merger or other business combination transaction that takes place after the consummation of an offer for all outstanding shares of Common Stock that the independent directors have determined to be fair, or a sale or transfer of 50% or more of the Company's assets or earning power is made, each Right (unless previously voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. However, the Rights are not intended to prevent a take-over, but rather are designed to enhance the ability of the Board of Directors to negotiate with an acquiror on behalf of all of the shareholders. In addition, the Rights should not interfere with a proxy contest.

The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Company at $.05 per Right prior to 10 business days (as such period may be extended) after the public announcement of the existence of an Acquiring Person.

The press release announcing the declaration of the Rights dividend, dated June 20, 1988, and a letter to the Company's shareholders, dated June 22, 1988, explaining the Rights, filed as Item 14(a)(3), Exhibits 4(a) and (b) of
Part IV of the Annual Report on Form 10-K for the year ended June 30, 1988 are hereby incorporated by reference.

Item 6.   Selected Financial Data

The information set forth under the caption "Ten-Year Financial Summary" on pages 40 and 41 of the Annual Report to Shareholders for the year ended June 30, 1995 is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis" on pages 19 through 21 of the Annual Report to Shareholders for the year ended June 30, 1995 is incorporated into this report by reference.
                                    (6)

Item 8.   Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 22 through 39 of the Annual Report to Shareholders for the year ended June 30, 1995 are incorporated into this report by reference:

      Consolidated Balance Sheets, June 30, 1995 and 1994

      Consolidated Statements of Operations for the years ended June 30, 1995, 1994 and 1993

      Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993

      Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993

      Notes to Consolidated Financial Statements

      Report of Independent Accountants

The supplementary data regarding quarterly results of operations set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 1995 is incorporated into this report by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the Registrant, see "Election of Directors" on pages 5 through 7 of the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 1995, which is incorporated into this report by reference.

Item 11.   Executive Compensation

The information set forth under the captions "Compensation of Executive Officers", "Stock Options" and "Compensation Pursuant to Plans" on pages 8 through 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 1995 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Executive Selection and Salary Committee Report on Executive Compensation" and "Corporate Performance Graph" is not incorporated by reference and shall not be deemed "filed" as part of this report.
                                    (7)
Item 12.   Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 1995 under the caption "Principal Shareholders and Share Ownership of Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.   Certain Relationships and Related Transactions

None.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 22 through 39 of the Annual Report to Shareholders for the year ended June 30, 1995 are incorporated by reference into this report in Part II:

      Consolidated Balance Sheets, June 30, 1995 and 1994

      Consolidated Statements of Operations for the years ended June 30, 1995, 1994 and 1993

      Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993

      Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1995, 1994 and 1993

      Notes to Consolidated Financial Statements

      Report of Independent Accountants

The supplementary data regarding quarterly results of operations under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 1995 is incorporated by reference into this report in Part II hereof.

Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because such 50% or less owned entities do not constitute significant subsidiaries.
                                    (8)

(a)(2) Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) for the three years ended June 30, 1995:

                                                               Page

            Report of Independent Accountants                   13

            Schedule II-Valuation and Qualifying Accounts       14

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes thereto.

The Report of the Independent Accountants of the Registrant with respect to the above-listed consolidated financial statement schedule appears on page 13 of this report.

(a)(3) List of Exhibits:  (numbered in accordance with Item 601 of Regulation
                          S-K)

     2     Not applicable

     3     a)     Articles of Incorporation, as restated October 21, 1988
                  (Incorporated by reference to Exhibit 3(a) of the Company's
                  Form 10-K for the year ended June 30, 1989).

           b)     Corporate Bylaws, amended through June 16, 1995.

     4 Instruments defining the rights of security holders, including indentures

           a) Form of Rights Agreement dated as of June 17, 1988 by and between the Company and the First Wisconsin Trust Company, as Rights Agent, with Form of Rights Certificate (Incorporated by reference to Exhibits 1 and 2 of the Company's Form 8-A dated June 27, 1988).

           b) Announcement of Shareholder Rights Plan per press release dated June 20, 1988 and explanation of plan per letter to Company's shareholders dated June 20, 1988 (Incorporated by reference to Exhibit 4(a) and (b), respectively, of the Company's Form 10-K for the year ended June 30, 1988).

      9     Not applicable
                                    (9)

     10     Material Contracts
           a) * The 1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 21, 1988).

           b) * The 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors (Incorporated by reference to Exhibit C of the Proxy Statement for the Annual Meeting of Shareholders held on October 21,1988).

           c) * Amendment to 1988 Incentive Stock Option Plan of Twin Disc, Incorporated (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 15, 1993).

           d) * Amendment to 1988 Non-Qualified Incentive Stock Option Plan for Officers, Key Employees and Directors of Twin Disc, Incorporated (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 15, 1993).

           e) * Form of Severance Agreement for Senior Officers and form of Severance Agreement for Other Officers (Incorporated by reference to Exhibit 10(c) and (d), respectively, of the Company's Form 10-K for the year ended June 30, 1989).

           f)     * Supplemental Retirement Plan (Incorporated by reference to
                  Exhibit 10(a) of the Company's Form 10-K for the year ended June 30, 1986).

           g) * Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10(f) of the Company's Form 10-K for the year ended June 30, 1993).

           h) * Form of Twin Disc, Incorporated Corporate Short Term Incentive Plan (Incorporated by reference to Exhibit 10(g) of the Company's Form 10-K for the year ended June 30,
                  1993).
* Denotes management contract or compensatory plan or arrangement.

     11     Not applicable

     12     Not applicable

     13 Annual Report of the Registrant for the year ended June 30, 1995 is separately filed as Exhibit (13) to this Report (except for those portions of such Annual Report separately incorporated by reference into this Report, such Annual Report is furnished for the information of the Securities and Exchange Commission and shall not be deemed "filed" as part of this report).

     18     Not applicable

     21     Subsidiaries of the registrant

     22     Not applicable

     23     Consent of Independent Accountants
                                    (10)

     24     Power of Attorney

     27 Financial Data Schedule for the year ended June 30, 1995 is separately filed as Exhibit (27) to this report. (This schedule is furnished for the information of the Securities and Exchange Commission and shall not be deemed "filed" for purposes of Section 11 of the Securities Act or Section 18 of the Exchange Act.)

     28     Not applicable

     99     Foreign Affiliate Separate Financial Statements
           a) Niigata Converter Co., Ltd. financial statements for the year ended March 31, 1995 prepared in accordance with Japanese Commercial Code are separately filed as Exhibit
                  (99a) to this report. (This schedule is furnished for the information of the Securities and Exchange Commission.)

           b) Niigata Converter Co., Ltd. financial statements for the year ended March 31, 1994 prepared in accordance with Japanese Commercial Code are separately filed as Exhibit
                  (99b) to this report. (This schedule is furnished for the information of the Securities and Exchange Commission.)

           c) Niigata Converter Co., Ltd. financial statements for the year ended March 31, 1993 prepared in accordance with Japanese Commercial Code are separately filed as Exhibit
                  (99c) to this report. (This schedule is furnished for the information of the Securities and Exchange Commission.)

           d) Niigata Converter Co., Ltd. financial statements for the year ended March 31, 1992 prepared in accordance with Japanese Commercial Code are separately filed as Exhibit
                  (99d) to this report. (This schedule is furnished for the information of the Securities and Exchange Commission.)

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record upon written request directed to the Secretary, Twin Disc, Incorporated, 1328 Racine Street, Racine, Wisconsin
53403.                              (11)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TWIN DISC, INCORPORATED



                               By   FRED H. TIMM
                                    --------------------------------------
                                    Fred H. Timm, Corporate Controller and
                                    Secretary (Chief Accounting Officer)

September 15, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By   MICHAEL E. BATTEN
                                    --------------------------------------
                                    Michael E. Batten, Chairman,
                                    Chief Executive Officer and Director


September 15, 1995             By   MICHAEL H. JOYCE
                                    --------------------------------------
                                    Michael H. Joyce, President,
                                    Chief Operating Officer and Director

                               By   JAMES O. PARRISH
                                    --------------------------------------
                                    James O. Parrish, Vice President-
                                    Finance, Treasurer and Director
                                    (Chief Financial Officer)

                                    William W. Goessel, Director
                                    Jerome K. Green, Director
                                    John L. Murray, Director
                                    Paul J. Powers, Director
September 15, 1995                  Richard T. Savage, Director
                                    David L. Swift, Director
                                    Stuart W. Tisdale, Director
                                    David R. Zimmer, Director


                               By   JAMES O. PARRISH
                                    --------------------------------------
                                    James O. Parrish, Attorney in Fact
                                    (12)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                               (See Item 14)
                 Consolidated Financial Statement Schedule of
                   Twin Disc, Incorporated and Subsidiaries



To the Shareholders
Twin Disc, Incorporated
Racine, Wisconsin

Our report on the consolidated financial statements of Twin Disc, Incorporated and Subsidiaries has been incorporated by reference in this Form 10-K from page 39 of the 1995 annual report to shareholders of Twin Disc, Incorporated and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 9 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                    COOPERS & LYBRAND L. L. P.





Milwaukee, Wisconsin
July 28, 1995
                                    (13)

                   TWIN DISC, INCORPORATED AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               for the years ended June 30, 1995, 1994 and 1993
                               (In thousands)

                                        Additions
                         Balance at     Charged to                   Balance
                         Beginning      Costs and                    at end of
Description              of Period      Expenses    Deductions<F1>   Period
-----------------------  -----------    ----------- --------------   ---------
1995:

Allowance for losses on
  accounts receivable    $  441         $   54         $   87         $   408

Reserve for inventory
  obsolescence            1,586            886            891           1,581

1994:

Allowance for losses on
  accounts receivable    $  416         $  264         $  239         $   441

Reserve for inventory
  obsolescence                -          2,094            508           1,586

1993:

Allowance for losses on
  accounts receivable    $  585        $   20         $  189         $   416

Reserve for inventory
  obsolescence              286            622            908               -

<F1>     Accounts receivable written-off and inventory disposed of during the year and other adjustments.

                                    (14)

                                 EXHIBIT INDEX
Exhibit                        Description                              Page

 3a)     Articles of Incorporation, as restated October 21, 1988
         (Incorporated by reference to Exhibit 3(a) of the Company's
         Form 10-K for the year ended June 30, 1989).                    -

  b)     Corporate Bylaws, amended through June 16, 1995.               17

 4a)     Form of Rights Agreement dated as of June 17, 1988 by and
         between the Company and the First Wisconsin Trust Company, as Rights Agent, with Form of Rights Certificate
         (Incorporated by reference to Exhibits 1 and 2 of the
         Company's Form 8-A dated June 27, 1988).                        -

  b)     Announcement of Shareholder Rights Plan per press release
         dated June 20, 1988 and explanation of plan per letter to
         Company's shareholders dated June 20, 1988 (Incorporated by reference to Exhibit 4(a) and (b), respectively, of the
         Company's Form 10-K for the year ended June 30, 1988).          -

         Material Contracts

10a)     * The 1988 Incentive Stock Option Plan (Incorporated by
         reference to Exhibit B of the Proxy Statement for the Annual
         Meeting of Shareholders held on October 21, 1988).              -

  b)     * The 1988 Non-Qualified Stock Option Plan for Officers, Key
         Employees and Directors (Incorporated by reference to
         Exhibit C of the Proxy Statement for the Annual Meeting of
         Shareholders held on October 21,1988).                          -

  c)     * Amendment to 1988 Incentive Stock Option Plan of Twin Disc,
         Incorporated (Incorporated by reference to Exhibit A of the
         Proxy Statement for the Annual Meeting of Shareholders held
         on October 15, 1993).                                           -

  d)     * Amendment to 1988 Non-Qualified Incentive Stock Option Plan
         for Officers, Key Employees and Directors of Twin Disc,
         Incorporated (Incorporated by reference to Exhibit B of the
         Proxy Statement for the Annual Meeting of Shareholders held
         on October 15, 1993).                                           -

  e)     * Form of Severance Agreement for Senior Officers and form of
         Severance Agreement for Other Officers (Incorporated by
         reference to Exhibit 10(c) and (d), respectively, of the
         Company's Form 10-K for the year ended June 30, 1989).          -

  f)     * Supplemental Retirement Plan (Incorporated by reference to
         Exhibit 10(a) of the Company's Form 10-K for the year ended
         June 30, 1986).                                                 -

  g)     * Director Tenure and Retirement Policy (Incorporated by
         reference to Exhibit 10(f) of the Company's Form 10-K for the
         year ended June 30, 1993).                                      -

  h)     * Form of Twin Disc, Incorporated Corporate Short Term
         Incentive Plan (Incorporated by reference to Exhibit 10(g) of
         the Company's Form 10-K for the year ended June 30, 1993).      -
                                    (15)

  13     Annual Report of the Registrant for the year ended June 30,
         1995                                                           31

  21     Subsidiaries of the registrant                                 63

  23     Consent of Independent Accountants                             64

  24     Power of Attorney                                              65

  27     Financial Data Schedule for the year ended June 30, 1995       66

99a)     Niigata Converter Co., Ltd. financial statements for the year ended March 31, 1995 prepared in accordance with Japanese
         Commercial Code.                                               67

  b)     Niigata Converter Co., Ltd. financial statements for the year ended March 31, 1994 prepared in accordance with Japanese
         Commercial Code.                                               73

  c)     Niigata Converter Co., Ltd. financial statements for the year ended March 31, 1993 prepared in accordance with Japanese
         Commercial Code.                                               79

  d)     Niigata Converter Co., Ltd. financial statements for the year ended March 31, 1992 prepared in accordance with Japanese
         Commercial Code.                                               85

                                    (16)