Form 10-Q
period 1995-09-30
TWIN DISC INC
filed 1995-10-25
CIK 100378

                   SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON
                               Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1995  Commission File Number 1-7635

                         TWIN DISC, INCORPORATED

        (Exact name of registrant as specified in its charter)

    Wisconsin                                           39-0667110
(State or other jurisdiction of                       (I.R.S. Employer
 Incorporation or organization)                     Identification No.)


 1328 Racine Street, Racine, Wisconsin                       53403
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code      (414)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At September 30, 1995, the registrant had 2,777,024 shares of its common stock outstanding.

                           TWIN DISC, INCORPORATED

                                    INDEX


FINANCIAL INFORMATION                                           Pages


     Condensed Consolidated Balance Sheets -
       September 30, 1995 and June 30, 1995                       3

     Condensed Consolidated Statements of Operations -
       Three Months Ended September 30, 1995 and 1994             4

     Condensed Consolidated Statements of Cash Flows -
       Three Months Ended September 30, 1995 and 1994             5

     Notes to Consolidated Financial Statements                   6

     Management Discussion and Analysis                           7


OTHER INFORMATION AND SIGNATURES                                 8-9

EXHIBIT A - REPORT OF INDEPENDENT ACCOUNTANTS                     10

EXHIBIT B - AWARENESS LETTER OF INDEPENDENT ACCOUNTANTS           11

               CONDENSED CONSOLIDATED BALANCE SHEETS

                                         September 30           June 30
                                             1995                 1995
                                         ------------           -------
                                                     (Thousands)
Assets
   Cash and cash equivalents             $  3,759              $  3,741
   Accounts and notes receivable           27,233                29,247
   Inventories                             51,919                47,157
   Deferred income taxes                    3,865                 3,865
   Other current assets                     4,518                 6,480
                                         --------              --------
      Total current assets                 91,294                90,490

   Property, plant and equipment          108,998               109,448
   Accumulated Depreciation                72,102                72,100
                                         --------              --------
      Net property, plant and equipment    36,896                37,348

   Deferme taxes                            4,697                 4,119
   Intangible pension asset                 8,293                 8,293
   Other assets                            18,023                 8,051
                                         --------              --------
                                         $159,203              $158,301
                                         --------              --------
                                         --------              --------
 Liabilities
   Notes payable                         $  5,241              $  2,415
   Accounts payable                        12,509                12,395
   Accrued liabilities                     21,258                22,042
                                         --------               -------
      Total current liabilities            39,008                36,852

   Long-term debt                          14,028                14,000
   Accrued postretirement benefits         32,769                32,827
                                         --------              --------
       Total liabilities                   85,805                83,679

Shareholders' Equity
   Common stock                            11,653                11,653
   Retained earnings                       66,778                67,054
   Translation component                   12,808                13,797
                                         --------              --------
                                           91,239                92,504
   Treasury stock                          17,841                17,882
                                         --------              --------
                                           73,398                74,622
                                         --------              --------
                                         $159,203              $158,301
                                         --------              --------
                                         --------              --------

The notes to consolidated financial statements are an integral part of this statement.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months Ended
                                          September 30
                                       1995         1994
                                       ----         ----

Net sales                            $36,775      $31,600
Cost of goods sold                    29,682       25,156
                                     -------      -------
                                       7,093        6,444
Marketing, engineering and
  administrative expenses              6,270        5,851
Interest expense                         330          260
Other expense, net                        65            8
                                     -------      -------
                                       6,665        6,119

Earnings before income tax               428          325
Income taxes                             207          142
                                     -------      -------
  Net earnings                       $   221      $   183
                                     -------      -------
                                     -------      -------
Earnings per share data:

  Earnings per share                 $   .08      $   .07
  Dividends per share                $ 0.175      $ 0.175
  Average shares outstanding
    (thousands)                        2,776        2,799

Translation component of equity
  Balance - beginning of the period  $13,797      $ 7,778
  Translation adjustment                (989)         825
                                     -------      -------

  Balance - end of the period        $12,808      $ 8,603
                                     -------      -------
                                     -------      -------

In thousands of dollars except per share statistics and average shares outstanding. Per share figures are based on average shares outstanding.

The notes to consolidated financial statements are an integral part of this statement.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                      September 30
                                                   1995          1994
                                                   ----          ----
                                                       (Thousands)
Cash flows from operating activities:
  Net earnings                                   $  221        $  183
  Non-cash adjustments to net earnings:
    Depreciation                                  1,122         1,228
    Loss (gain) on sale of fixed assets             (17)           29
    Net change in working capital,
      excluding cash and debt                    (2,759)       (2,502)
                                                 ------        ------
                                                 (1,433)       (1,062)
                                                 ------        ------

Cash flows from investing activities:
  Acquisitions of fixed assets                   (1,074)         (867)
  Proceeds from sale of fixed assets                  6             -
  Dividends received                                253             -
  Investment in affiliates                            -        (3,000)
                                                 ------        ------
                                                   (815)       (3,867)
                                                 ------        ------

Cash flows from financing activities:
  Increase (Decrease) in notes payable, net       2,822          269
   Proceeds from long-term debt                       8        1,250
   Treasury stock                                    30            -
   Dividend payments                               (486)        (490)
                                                 ------       ------
                                                  2,374        1,029
                                                 ------       ------
Effect of exchange rate changes on cash            (108)         982
                                                 ------       ------
  Net change in cash and cash equivalents            18       (2,918)

Cash and cash equivalents:
  Beginning of period                             3,741        4,166
                                                 ------       ------
  End of period                                  $3,759       $1,248
                                                 ------       ------
                                                 ------       ------

The notes to consolidated financial statements are an integral part of this statement.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (UNAUDITED)

A.   Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

B.  Inventory

The major classes of inventories were as follows (in thousands):

                                    September 30         June  30
                                        1995               1995

      Inventories
         Finished part                $40,876            $32,887
         Work in process                7,131             11,036
         Raw materials                  3,912              3,234
                                       ------             ------
                                      $51,919            $47,157

C.  Contingencies

The Company is involved in various stages of investigation relative to hazardous waste sites, two of which are on the United States EPA National Priorities List (Superfund sites). The Company's assigned responsibility at each of the Superfund sites is less than 2%. The Company has also been requested to provide administrative information related to two other potential Superfund sites but has not yet been identified as a potentially responsible party. Additionally, the Company is subject to certain product liability matters.

At September 30, 1995, the Company has accrued approximately $1,200,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

                MANAGEMENT DISCUSSION AND ANALYSIS

Net sales were up compared with the first quarter a year ago as the benefits of the economic recovery continued at about the same pace as recent quarters. All operations reported increased sales, but the principal strength was at our domestic manufacturing subsidiary. That operation also was responsible for the flat earnings on higher sales as a one-time charge was made for the cost of a voluntary separation program for salaried employees.

Domestic manufacturing shipments were up 26 percent with the year-to-year improvement continuing to be centered around the pleasure craft and commercial marine markets and the off-highway vehicle markets. Sales from our Belgian operation also increased, but some of the change was due to translation at weaker dollar exchange rates. Since sales from that operation were up sharply in last year's first quarter, the current volume represents a continuation of demand for pleasure craft marine transmissions and mobile torque converters. Overseas marketing subsidiaries reported higher sales with the most significant improvement in Australia where demand is strong for higher horsepower marine transmissions and power take-offs for irrigation.
Our domestic distribution operations also showed sales improvements compared to last year with consistent increases in earnings.

The ratio of cost of goods sold to net sales continued to decline at our overseas manufacturing operation as productivity improvements continue. Domestic margins showed a volume related improvement before the voluntary separation program charge. That program was related to the restructuring of our domestic manufacturing organization. Most of the costs of the program are expected to be recovered as savings during the year.

Marketing, engineering, and administrative expenses for the current period were about 7 percent higher than a year ago due to the higher sales volume and the translation of foreign subsidiary expenses at the weaker dollar exchange rates. The increase in interest expense is due primarily to higher outstanding domestic debt but also reflects a slight increase in bank lending rates.

Working capital decreased by $1.4 million during the quarter and the current ratio also declined to 2.3 from the 2.5 at the beginning of the fiscal year. Accounts receivable were reduced during the quarter with the seasonal decline in sales from the previous fiscal quarter, but inventory rose substantially over a year ago and was 10 percent above year-end. Most of the increase was at our domestic operation and was caused by a past due order situation aggravated by procurement problems. Those problems have been addressed and should be alleviated
during the next quarter.   With the working capital changes, primarily
an increase in inventory, net cash flow from operations was not sufficient to cover investing activities. An increase of $2.8 million in debt provided the funds needed to purchase capital equipment and finance the inventory build-up. Despite the increase in borrowings during the period, our balance sheet remains strong; and we continue to have liquidity sufficient for our near-term needs.

                           OTHER INFORMATION
                           -----------------

There were no reports on Form 8-K during the three months ended
September 30, 1995. The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

There were no securities of the Company sold by the Company during the three months ended September 30, 1995, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      TWIN DISC, INCORPORATED
                                           (Registrant)




------------------------         -----------------------------------
       (Date)                    Fred H. Timm, Corporate Controller/
                                   Secretary (Chief Accounting Officer)