Form 10-Q/A
period 1995-09-30
TWIN DISC INC
filed 1995-11-03
CIK 100378

                               AMENDMENT NO. 1


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

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data, and making inquiries of persons responsible for financial accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 29, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/
------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
April 21, 1995

                              SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TWIN DISC, INCORPORATED
                                   (Registrant)



                                   /s/
------------------------           -----------------------------------
       (Date)                      Fred H. Timm, Corporate Controller/
                                    Secretary (Chief Accounting Officer)