Form 10-Q/A
period 1995-09-30
TWIN DISC INC
filed 1995-11-20
CIK 100378

                               AMENDMENT NO. 2


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

We have reviewed the condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 28, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/
------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
October 11, 1995

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