Form 10-Q
period 1995-12-31
TWIN DISC INC
filed 1996-02-14
CIK 100378

                           SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON
                                         Form 10-Q

                        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1995      Commission File Number  1-7635

                                  TWIN DISC, INCORPORATED

                  (Exact name of registrant as specified in its charter)

         Wisconsin                                      39-0667110
(State or other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                       Identification No.)

1328 Racine Street, Racine, Wisconsin                      53403
(Address of principal executive offices)                (Zip  Code)

Registrant's telephone number, including area code  (414)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At December 31, 1995, the registrant had 2,777,024 shares of its common stock outstanding.

FINANCIAL STATEMENTS

                         TWIN DISC, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 December 31     June 30
                                                    1995          1995
                                                    ----          ----
                                                 (Thousands)
(Unaudited)
Assets
  Cash and cash equivalents                      $  3,918       $  3,741
  Accounts and notes receivable                    26,659         29,247
  Inventories                                      55,227         47,157
  Deferred income taxes                             3,865          3,865
  Other current assets                              6,369          6,480
                                                 --------       --------
      Total current assets                         96,038         90,490

  Property, plant and equipment                   109,901        109,447
  Accumulated Depreciation                         73,160         72,099
                                                 --------       --------
      Net property, plant and equipment            36,741         37,348
  Deferred income taxes                             4,697          4,119
  Intangible pension asset                          8,293          8,293
  Other assets                                     17,648         18,051
                                                 --------       --------
                                                 $163,417       $158,301
                                                 --------       --------
                                                 --------       --------
Liabilities
  Notes payable                                  $  6,375       $  2,415
  Accounts payable                                 11,529         12,395
  Accrued liabilities                              24,531         22,042
                                                 --------       --------
      Total current liabilities                    42,435         36,852

  Long-term debt                                   14,028         14,000
  Accrued postretirement benefits                  32,769         32,827
                                                 --------       --------
       Total liabilities                           89,232         83,679

Shareholders' Equity
  Common stock                                     11,653         11,653
  Retained earnings                                67,555         67,054
  Translation component                            12,818         13,797
                                                 --------       --------
                                                   92,026         92,504
                                                 --------       --------
  Treasury stock                                   17,841         17,882
                                                 --------       --------
                                                   74,185         74,622
                                                 $163,417       $158,301
                                                 --------       --------
                                                 --------       --------
The notes to consolidated financial statements are an integral part of this statement.

                               TWIN DISC, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                Three Months Ended       Six Months Ended
                                   December 31              December 31
                                  1995      1994         1995        1994
                                  ----      ----        ----        ----
Net sales                       $41,763   $41,102      $78,538     $72,702
Cost of goods sold               32,468    31,856       62,150      57,012
                                -------   -------      -------     -------
                                  9,295     9,246       16,388      15,690
Marketing, engineering and
  administrative expenses         6,992     6,945       13,262      12,796
Interest expense                    370       320          700         580
Other income, net                  (188)     (320)        (123)       (312)
                                -------   -------      -------     -------
                                  7,174     6,945       13,839      13,064

Earnings before income tax        2,121     2,301        2,549       2,626
Income taxes                        858       917        1,065       1,059
                                -------   -------      -------     -------
     Net earnings               $ 1,263   $ 1,384      $ 1,484     $ 1,567
                                -------   -------      -------     -------
                                -------   -------      -------     -------
  Earnings per share            $   .45   $   .49      $   .53     $   .56

  Dividends per share           $  .175   $  .175      $   .35     $   .35

  Average shares outstanding
  (thousands)                     2,777     2,799        2,776       2,799

Translation component of equity
  Balance - beginning of the
    period                      $12,808   $ 8,603      $13,797     $ 7,778
  Translation adjustment             10    (  183)        (979)        642
                                -------   -------      -------     -------
  Balance - end of the period   $12,818   $ 8,420      $12,818     $ 8,420
                                -------   -------      -------     -------
                                -------   -------      -------     -------

In thousands of dollars except per share statistics and average shares outstanding. Per share figures are based on average shares outstanding.

The notes to consolidated financial statements are an integral part of this statement.

                                       TWIN DISC, INCORPORATED
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                 Six Months Ended
                                                    December 31
                                                1995          1994
                                                ----          ----
                   (Thousands)
Cash flows from operating activities:
  Net earnings                               $ 1,484       $ 1,567
  Non-cash adjustments to net
    earnings:
  Depreciation                                 2,419         2,084
  Loss on sale of fixed assets                     4            20
  Net change in working capital,
      excluding cash and debt                 (5,482)       (2,184)
                                             -------       -------
                                              (1,575)        1,487
                                             -------       -------
Cash flows from investing activities:
  Acquisitions of fixed assets                (1,952)       (1,789)
  Proceeds from sale of fixed assets               3             9
  Dividends received                             548             -
  Investment in affiliates                         -        (3,000)

                                             -------       -------
                                              (1,401)       (4,780)
                                             -------       -------
Cash flows from financing activities:
  Increase in notes payable,net                4,068         2,636
  Proceeds from long-term debt                     8         1,250
  Proceeds from exercise of stock options         30             -
  Dividend payments                             (972)         (980)
                                             -------       -------
                                               3,134         2,906
                                             -------       -------

Effect of exchange rate changes on cash           19           193
                                             -------       -------
  Net change in cash and cash equivalents        177          (194)
                                             -------       -------
Cash and cash equivalents:
  Beginning of period                          3,741         4,166
                                             -------       -------
  End of period                              $ 3,918       $ 3,972
                                             -------       -------
                                             -------       -------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       December 31       June 30
                                          1995             1995
                                       -----------      ---------
Inventories:
   Finished parts                        $43,542         $32,887
   Work in process                         7,528          11,036
   Raw materials                           4,157           3,234
                                         -------         -------
                                         $55,227         $47,157
                                         -------         -------

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

At December 31, 1995, the Company has accrued approximately
$1,200,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

                  MANAGEMENT DISCUSSION AND ANALYSIS

Demand for Twin Disc products was maintained throughout the quarter at a levels higher than last year, but, as a result of a shipping disruption at our domestic operation, net sales for the period were virtually unchanged from a year ago. However, even without that shipping disruption, sales would not have shown the double digit increases of the past four quarters. The moderate earnings decline resulted from the same disruption as most other operations reported year-to-year earnings gains.

Quarterly net sales from domestic manufacturing were down from a year ago as a result of disruptions related to installation of new computer systems. In late November, we converted our domestic computer mainframe to an IBM AS-400 and installed all new business systems software. The new generation of hardware integrates our networked desktop computers with the company business systems and provides much more powerful tools with which to serve our customers. In conjunction with the implementation of the new systems, which provide for better control within each of our various business units, it was necessary to conduct a complete physical inventory as of the conversion date. The hardware conversion, physical inventory, and implementation of the new business systems were completed successfully during the last two weeks of November; but the time and manpower required for these activities, as well as some continuing system performance difficulties, adversely impacted shipping schedules for November and December. The performance difficulties have been resolved and, with shipments back on schedule, the December shortfall is expected to be recovered in the third quarter. The most significant disruption was to the flow of more profitable renewal parts shipments resulting in a disproportionate impact on earnings. With normal operations in November and December, we estimate there would have been a moderate increase in consolidated sales for the quarter although slightly less than the double digit year-to-year increases reported in the past four quarters.

The shortfall in domestic shipments was offset by gains at our domestic marketing subsidiaries and by continuing strong performance from our European operations which reported a 30 percent increase over last year. The largest component of the improvement was a 24 percent increase in sales from our Belgian subsidiary, but marketing operations contributed as well, especially TD Italia reporting its first year of sales as a Twin Disc subsidiary. Other overseas marketing subsidiaries reported slight declines in sales for the quarter but profitability remained stable. Volume improvements continued to be led by the worldwide demand for marine transmissions, primarily for use in pleasure craft, and mobile torque converters used in light construction equipment.

Cost of goods sold as a percentage of sales was comparable to the second quarter last year and showed improvement over the seasonally high first quarter. Our Belgian manufacturing operation continues to improve margins as a result of greater volume and more efficient operations. With lower volume than expected, an unfavorable sales mix, and higher operating costs, domestic margins were down compared to last year. However, with the manufacturing cells and new business systems now in place, the tools are available to produce more efficiently in the domestic plants.

Marketing, engineering, and administrative expenses were up slightly from last year as minor increases were caused by the translation of expenses overseas. Interest expense increased primarily as a result of the higher domestic debt, but interest rates also have risen slightly since last year.

Working capital increased by $1.3 million during the quarter and is about equal to the balance at year-end. The current ratio remained the same as the previous quarter but, at 2.3, is slightly below the ratio in June. There was a modest decline in accounts receivable during the quarter, but inventory rose by $3 million to a level approximately 16 percent above the prior year-end. While a small portion of the increase is due to exchange rate differences, almost all of the increase has been at our domestic operation. It is caused by a continuing past due order situation and aggravated by the inability to ship according to schedule in November and December. Cash flow from operating activities for the year to-date has not been sufficient to cover the increase in working capital, so debt was increased by approximately $1.2 million during the past quarter and is $4 million above the June balance. Despite the increase in borrowings, our balance sheet remains strong and we continue to have liquidity sufficient for our near-term needs.

                         OTHER INFORMATION

There were no reports on Form 8-K during the three months ended
December 31, 1995. The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

There were no securities of the Company sold by the Company during the three months ended December 31, 1995 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.




At the Annual Meeting of Shareholders held October 20, 1995, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1. Election of Directors:
   a)  To serve until Annual Meeting in 1998:

       James O. Parrish     For:  2,601,061     Authority withheld:  7,147
       Paul J. Powers       For:  2,600,628     Authority withheld:  7,580
       Stuart W. Tisdale    For:  2,598,142     Authority withheld: 10,066

   b)  To serve until Annual Meeting in 1996:

       David L. Swift       For:  2,599,984     Authority withheld:  8,224
       David R. Zimmer      For:  2,600,171     Authority withheld:  8,037

2. Election of the firm of Coopers & Lybrand L.L.P. as independent public auditors to examine the accounts for the fiscal year of 1996:

       For:  2,601,192      Against:  1,869     Abstain:  5,147

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)

   February 1, 1996                      /S/      FRED H. TIMM
  -----------------------                ---------------------------
          (Date)                         Fred H. Timm
                                         Corporate Controller and
                                         Secretary

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of December 31, 1995, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


/s/
------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
January 17, 1996

[TYPE]     EX-15
                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
Washington, D.C.

RE: Twin Disc, Incorporated

We are aware that our report dated January 17, 1996 on our review of interim financial information of Twin Disc, Incorporated for the three and six-month periods ended December 31, 1995 and 1994 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive
Stock Option Plan and Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors). Pursuant to
Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/S/
---------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
January 23, 1996