Form 10-Q
period 1996-03-31
TWIN DISC INC
filed 1996-05-15
CIK 100378

                            SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON
                                        Form 10-Q

                        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1996      Commission File Number 1-7635

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

At March 31, 1996, the registrant had 2,774,374 shares of its common stock outstanding.

                         TWIN DISC, INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                             March 31        June 30
                                               1996            1995
                                               ----            ----
Assets
  Cash and cash equivalents                  $  2,438        $  3,741
  Accounts and notes receivable                31,785          29,247
  Inventories                                  58,459          47,157
  Deferred income taxes                         3,865           3,865
  Other current assets                          7,744           6,480
                                             --------        --------
      Total current assets                    104,291          90,490

  Property, plant and equipment               109,745         109,447
  Accumulated depreciation                     73,668          72,099
                                             --------        --------
      Net property, plant and equipment        36,077          37,348
  Deferred income taxes                         4,697           4,119
  Intangible pension asset                      8,293           8,293
  Other assets                                 18,865          18,051
                                             --------        --------
                                             $172,223        $158,301
                                             --------        --------
                                             --------        --------
Liabilities
  Notes payable                              $  4,711        $  2,415
  Accounts payable                             14,556          12,395
  Accrued liabilities                          25,252          22,042
                                             --------        --------
      Total current liabilities                44,519          36,852

  Long-term debt                               20,032          14,000
  Accrued postretirement benefits              32,750          32,827
                                             --------        --------
    Total liabilities                          97,301          83,679

Shareholders' Equity
  Common stock                                 11,653          11,653
  Retained earnings                            68,878          67,054
  Translation component                        12,232          13,797
                                             --------        --------
                                               92,763          92,504
  Treasury stock                               17,841          17,882
                                             --------        --------
                                               74,922          74,622
                                             --------        --------
                                             $172,223        $158,301
                                             --------        --------
                                             --------        --------
Unaudited. Amounts in thousands.

                                 TWIN DISC, INCORPORATED
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                               Three Months Ended         Nine Months Ended
                                    March 31                   March 31
                               1996          1995         1996         1995
                               ----          ----         ----         ----
Net sales                    $47,209       $42,946     $125,747     $115,648
Cost of goods sold            35,869        33,444       98,019       90,456
                             -------       -------     --------      --------
                              11,340         9,502       27,728       25,192

Marketing, engineering and
  administrative expenses      7,934         6,746       21,196       19,542
Interest expense                 399           359        1,099          939
Other (income)and
  expense, net                     6            76         (117)        (236)
                             -------       -------      -------      -------
                               8,339         7,181       22,178       20,245

Earnings before income tax     3,001         2,321         5,550       4,947
Income taxes                   1,193           916         2,258       1,975
                             -------       -------      --------    --------
   Net Earnings              $ 1,808       $ 1,405      $  3,292    $  2,972
                             -------       -------      --------    --------
                             -------       -------      --------    --------

Earnings per share           $  0.65       $  0.50      $   1.18    $   1.06
                             -------       -------      --------    --------
                             -------       -------      --------    --------

Dividends per share          $  .175       $  .175      $   .525    $   .525

Average shares outstanding
                               2,777         2,787         2,777       2,795

Translation component of equity
  Balance - beginning of the
    period                   $12,818       $ 8,420      $ 13,797    $  7,778
  Translation adjustment        (586)        2,410        (1,565)      3,052
                             -------       -------      --------    --------
  Balance - end of the period$12,232       $10,830      $ 12,232    $ 10,830
                             -------       -------      --------    --------
                             -------       -------      --------    --------

Unaudited.  Amounts in thousands except per share data.

                            TWIN DISC,INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months Ended
                                                      March 31
                                                1996           1995
                                                ----           ----
Cash flows from operating activities:
  Net earnings                                $ 3,292        $ 2,972
  Non-cash adjustments to net earnings:
    Depreciation                                3,789          3,133
  Net change in working capital,
    excluding cash and debt                   (11,800)          (838)
                                              -------        -------
                                               (4,719)         5,267
                                              -------        -------
Cash flows from investing activities:
  Acquisitions of fixed assets                 (2,887)        (2,748)
  Proceeds from sale of fixed assets                3             29
  Investments in affiliates                         -         (3,168)
  Investments in licenses                      (1,238)             -
  Dividends received                              548              -
                                              -------        -------
                                               (3,574)        (5,887)
                                              -------        -------
Cash flows from financing activities:
  Increase (decrease) in notes payable,net      2,391           (615)
  Proceeds from long-term debt                  6,010          2,510
  Dividend payments                            (1,458)        (1,465)
  Treasury stock activity                           -           (524)
  Proceeds from exercise of stock options          31              -
                                              -------        -------
                                                6,974            (94)
                                              -------        -------
Effect of exchange rate changes on cash            16            174
                                              -------        -------
  Net change in cash and cash equivalents      (1,303)          (540)

Cash and cash equivalents:
  Beginning of period                           3,741          4,166
                                              -------        -------

  End of period                               $ 2,438        $ 3,626
                                              -------        -------
                                              -------        -------

Unaudited. In thousands of dollars.

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

B.  Inventory

    The major classes of inventories were as follows (in thousands):

                                          March 31       June  30

                                            1996           1995
                                          --------       --------

       Inventories:
            Finished parts                $46,423        $32,887
            Work in process                 7,162         11,036
            Raw materials                   4,874          3,234
                                          -------        -------
                                          $58,459        $47,157
                                          -------        -------
                                          -------        -------


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

At March 31, 1996, the Company has accrued approximately $1,200,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

                       MANAGEMENT DISCUSSION AND ANALYSIS

Stable order rates continued to provide the foundation for year-to-year improvements in sales volume. Consolidated sales were up 10 percent from the third quarter last year and are about 9 percent ahead for the nine months.
Net earnings were almost 30% higher than last year's third quarter as a result of the higher sales and improved manufacturing productivity overseas.

Quarterly net sales from domestic manufacturing operations were about 18 percent higher than a year ago. That increase does not include much recovery of the sales lost to disruptions in the second quarter. The business system implementation problems causing that shortfall have been corrected, but full recovery of those sales will extend into the next quarter. The largest component of the sales increase was marine transmission shipments for use in fishing boats and other commercial applications. Shipments of transmissions for large farm tractors and specialty vehicles and torque converters for gas turbine starting drives also were up from last year.

Sales from our Belgian manufacturing subsidiary increased by more than 10 percent over last year. Most of the growth was in shipments of marine transmissions for pleasure craft applications and mobile torque converters for construction equipment.


Most of our marketing operations, both domestic and overseas, showed improvement over earlier quarters this year and reported double digit increases over last year s third quarter.

The gross margin for the three months was ahead of last year and compared favorably with previous quarters this fiscal year. As in earlier periods, the improvement was due primarily to increased production volume, greater productivity in Europe, and a favorable product mix. Domestic manufacturing margins improved from the first half of the year but were about the same as a year ago. Additional expense was incurred during the quarter as temporary workers were needed to facilitate our transition to the new business systems. That added cost will be eliminated during the fourth quarter.

Marketing, engineering and administrative expenses increased by almost 18 percent compared with last year s third quarter and were well ahead as a percent of sales. There were a number of causes, and approximately one-quarter of the increase was for non-recurring items. Marketing and engineering staffing increases, higher expense associated with new product promotion and other marketing expenses, and additional fixed costs associated with new computer systems were the more significant items and accounted for about half of the increase. Interest expense rose by 11 percent as the cost of carrying a higher debt level was mitigated by domestic interest rate declines.

Working capital increased by $6 million during the quarter, about the same as the change since the beginning of the fiscal year. However, the current ratio, at 2.3, has had only minor changes in the first nine months. The cash flow from earnings and depreciation covered investment in fixed assets and dividends but was not sufficient to fund the growth in working capital. A significant increase in current assets, primarily domestic inventory, required additional borrowing. Although inventory change for the quarter was in line with the higher sales, domestic manufacturing inventories have grown by more than 20 percent since year-end. Much of the increase early in the year was caused by an increase in past due orders; and while that situation has improved, the resultant inventory reduction has been offset by material purchases to serve production requirements of the Czech contract. Programs to reduce inventory to an acceptable turnover level are in place and should provide positive results in the coming quarter. While the additional borrowing has increased our leverage, we continue to maintain a strong balance sheet. Liquidity is sufficient to cover our near-term needs.

                                OTHER INFORMATION



There were no reports on Form 8-K during the three months ended March 31, 1996. The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

There were no securities of the Company sold by the Company during the three months ended March 31, 1996, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TWIN DISC, INCORPORATED
                                           (Registrant)




 May 13, 1996                        /s/ Fred H. Timm
______________________________       _____________________________
          (Date)                     Fred H. Timm
                                     Corporate Controller/Secretary
                                     (Chief Accounting Officer)

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


/s/
- ------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
April 11, 1996

[TYPE]     EX-15

                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
Washington, D.C.

RE: Twin Disc, Incorporated

We are aware that our report dated April 11, 1996 on our review of interim financial information of Twin Disc, Incorporated for the three and nine-month periods ended March 31, 1996 and 1995 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive Stock Option Plan and Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors). Pursuant to
Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/S/
- ---------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
April 11, 1996