Form 10-Q
period 1996-09-30
TWIN DISC INC
filed 1996-11-13
CIK 100378

                         SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 1996       Commission File Number 1-7635



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

At September 30, 1996, the registrant had 2,777,274 shares of its common stock outstanding.

FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                    September 30       June
30

                                                       1996             1996
                                                       ----             ----
                                                            (Thousands)
Assets
  Cash and cash equivalents                         $  4,475        $  2,043
  Accounts and notes receivable                       31,436          34,917
  Inventories                                         51,735          51,083
  Deferred income taxes                                3,403           2,710
  Other current assets                                 6,544           5,887
                                                    --------        --------
    Total current assets                              97,593          96,640

  Property, plant and equipment                      108,525         108,663
  Accumulated Depreciation                            73,440          72,948
                                                    --------        --------
    Net property, plant and equipment                 35,085          35,715
 Deferred income taxes                                 3,746           3,758
  Intangible pension asset                             8,079           8,079
  Other assets                                        17,923          18,507
                                                    --------        --------
                                                    $162,426        $162,699
                                                    --------        --------
                                                    --------        --------

Liabilities
  Notes payable                                     $  6,593        $  7,360
  Accounts payable                                     9,146           8,806
  Accrued liabilities                                 17,210          17,836
                                                    --------        --------
    Total current liabilities                         32,949          34,002
  Long-term debt                                      19,940          19,938
  Accrued postretirement benefits                     33,606          33,578
                                                    --------        --------
    Total liabilities                                 86,495          87,518
Shareholders' Equity
  Common stock                                        11,653          11,653
  Retained earnings                                   72,304          71,658
  Translation component                                9,810           9,706
                                                    --------        --------
                                                      93,767          93,017

  Treasury stock                                      17,836          17,836
                                                    --------        --------
                                                      75,931          75,181
                                                    --------        --------
                                                    $162,426        $162,699
                                                    --------        --------
                                                    --------        --------

The notes to consolidated financial statements are an integral part of this statement.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     1996          1995
                                                     ----          ----

Net sales                                          $40,941      $36,775
Cost of goods sold                                  32,254       29,682
                                                   -------      -------
                                                     8,687        7,093
Marketing, engineering and
  administrative expenses                            7,060        6,270
Interest expense                                       480          330
Other (income) and expense, net                       (980)          65
                                                   -------      -------
                                                     6,560        6,665

Earnings before income tax                           2,127          428
Income taxes                                           995          207
                                                   -------      -------
  Net earnings                                     $ 1,132      $   221
                                                   -------      -------
                                                   -------      -------

Earnings per share data:

  Earnings per share                               $   .41      $   .08
  Dividends per share                              $ 0.175      $ 0.175
  Average shares outstanding (thousands)             2,777        2,776

Translation component of equity
  Balance - beginning of the period                $ 9,706      $13,797
  Translation adjustment                               104         (989)
                                                   -------      -------

  Balance - end of the period                       $9,810      $12,808
                                                   -------      -------
                                                   -------      -------



In thousands of dollars except per share statistics and average shares outstanding.
Per share figures are based on average shares outstanding.

The notes to consolidated financial statements are an integral part of this statement.


               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     1996          1995
                                                     ----          ----
                                                        (Thousands)
Cash flows from operating activities:
  Net earnings                                      $1,132        $  221
  Non-cash adjustments to net earnings:
    Depreciation                                     1,263         1,122
    Other                                              125           (17)
    Net change in working capital,
      excluding cash and debt                        1,396        (2,759)
                                                    ------        ------
                                                     3,916        (1,433)
                                                    ------        ------
 Cash flows from investing activities:
  Acquisitions of fixed assets                        (746)       (1,074)
  Proceeds from sale of fixed assets                   431             6
  Dividends received                                   100           253
                                                    ------        ------
                                                      (215)         (815)
                                                    ------        ------
Cash flows from financing activities:
  Increase (Decrease) in notes payable, net           (773)        2,822
   Proceeds from long-term debt                          -             8
   Treasury stock                                        -            30
   Dividend payments                                  (486)         (486)
                                                    ------        ------


                                                    (1,259)        2,374
                                                    ------        ------
Effect of exchange rate changes on cash                (10)         (108)
                                                    ------        ------
  Net change in cash and cash equivalents            2,432            18

Cash and cash equivalents:
    Beginning of period                              2,043         3,741
                                                    ------        ------
    End of period                                   $4,475        $3,759
                                                    ------        ------
                                                    ------        ------


The notes to consolidated financial statements are an integral part of this statement.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A.   Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC)and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

B.  Inventory

The major classes of inventories were as follows (in thousands):

                                       September 30         June  30
                                           1996               1996

      Inventories
         Finished part                   $41,693            $41,535
         Work in process                   5,582              5,429
         Raw materials                     4,460              4,119
                                          ------             ------
                                         $51,735            $51,083
                                         -------            -------
                                         -------            -------
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

At September 30, 1996 the Company has accrued approximately $1,200,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

                      MANAGEMENT DISCUSSION AND ANALYSIS



Net sales were 11 percent higher than the first quarter a year ago continuing the favorable year-to-year quarterly comparisons of the past three years. The largest sales increase was at our domestic manufacturing operation, and that volume combined with greater productivity at both domestic and European manufacturing operations provided for improved earnings as well.

The increase in domestic shipments reflected continuing strong demand for marine transmissions used in commercial applications and improved demand for power-shift transmissions used in off-highway vehicles.

Sales from our Belgian operation were comparable with last year as demand for pleasure craft marine transmissions and mobile torque converters remained at about the level of a year ago. Sales from marketing subsidiaries increased overall, but results varied by location. Improvement was noted in the Pacific Basin where better supply of product for the commercial marine market provided for higher shipments. The earnings of these subsidiaries improved in line with the sales changes.

The consolidated gross margin increased by two percentage points and reflected similar improvements realized at both domestic and overseas manufacturing operations. Better productivity, higher production volume and cost control contributed to the improved margin. There were unusual charges in both years that adversely impacted margins. The cost associated with a voluntary separation program was charged to operations a year ago, and a lesser amount covering the disposal of discontinued product inventory was charged against the recently completed quarter.

Marketing, engineering, and administrative expenses for the current period were about 12 percent higher than a year ago due to higher sales volume and to increases in domestic engineering and marketing spending. Interest expense increased due to the higher level of domestic debt but also reflected a slight decline in average borrowing costs. The principal component of net other income was interest income related to a favorable tax settlement which was partially offset by year-to-date losses incurred by our Japanese affiliate.

Working capital increased by $2 million during the quarter with the cash balance rising by a similar amount. The increase in cash also caused the current ratio to increase slightly during the period. There was the normal seasonal decline in accounts receivable during the quarter, but inventory was up slightly from the prior year-end. However, with level inventory and higher sales compared to a year ago, inventory turnover has increased; and our efforts are directed toward continuing that improvement. Net cash flow from operations, including the favorable impact of working capital changes, covered investing and financing activities and provided for an increase in cash. Our balance sheet remains strong, and we continue to have liquidity sufficient for our near-term needs.

                              OTHER INFORMATION


There were no reports on Form 8-K during the three months ended September 30, 1996. The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

There were no securities of the Company sold by the Company during the three months ended September 30, 1996, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         TWIN DISC, INCORPORATED
                                              (Registrant)



                                         /s/
------------------------                ---------------------------------
   (Date)                              Fred H. Timm, Corporate Controller/
                                       Secretary (Chief Accounting Officer)

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 28, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/
------------------------------------
Coopers & Lybrand L.L.P.

Milwaukee, Wisconsin
October 11, 1996