Form 10-Q
period 1996-12-31
TWIN DISC INC
filed 1997-02-14
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1996      Commission File Number 1-7635

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

At December 31, 1996, the registrant had 2,780,574 shares of its common stock outstanding.

FINANCIAL STATEMENTS




                              TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                             December  31      June  30
                                                 1996            1996
                                                 ----            ----
                                                      (Thousands)
(Unaudited)
Assets
  Cash and cash equivalents                    $  6,346       $  2,043
  Accounts and notes receivable                  32,237         34,917
  Inventories                                    53,487         51,083
  Deferred income taxes                           3,403          2,710
  Other current assets                            5,269          5,887
                                               --------       --------
      Total current assets                      100,742         96,640

  Property, plant and equipment                 110,030        108,663
  Accumulated Depreciation                       74,527         72,948
                                               --------       --------
      Net property, plant and equipment          35,503         35,715

  Deferred income taxes                           3,777          3,758
  Intangible pension asset                        8,079          8,079
  Other assets                                   17,897         18,507
                                               --------       --------
                                               $165,998       $162,699
                                               --------       --------
                                               --------       --------
Liabilities
  Notes payable                                $  6,315       $  7,360
  Accounts payable                               10,613          8,806
  Accrued liabilities                            18,524         17,836
                                               --------       --------
      Total current liabilities                  35,452         34,002

  Long-term debt                                 19,942         19,938
  Accrued postretirement benefits                33,606         33,578
                                               --------       --------
       Total liabilities                         89,001         87,518

Shareholders' Equity
  Common stock                                   11,653         11,653
  Retained earnings                              73,551         71,658
  Translation component                           9,562          9,706
                                               --------       --------
                                                 94,765         93,017

  Treasury stock                                 17,768         17,836
                                               --------       --------
                                                 76,998         75,181
                                               --------        --------
                                               $165,998       $162,699
                                               --------       --------
                                               --------       --------


The notes to consolidated financial statements are an integral part of this statement.

                               TWIN DISC, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended        Six Months Ended
                                         December 31            December 31

                                      1996      1995         1996      1995
                                      ----      ----         ----      ----
(Unaudited)
Net sales                           $45,496   $41,763      $86,437    $78,538
Cost of goods sold                   34,516    32,468       66,770     62,150
                                    -------   -------      -------    -------
                                     10,980     9,295       19,667     16,388
Marketing, engineering and
  administrative expenses             7,674     6,992       14,734     13,262
Interest expense                        495       370          975        700
Other income, net                      (104)     (188)      (1,084)      (123)
                                    -------   -------      -------    -------
                                      8,065     7,174       14,625     13,839
                                    -------   -------      -------    -------

Earnings before income tax            2,915     2,121        5,042      2,549
Income taxes                          1,173       858        2,168      1,065
                                    -------   -------      -------    -------
     Net earnings                  $  1,742   $ 1,263      $ 2,874    $ 1,484
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Earnings per share                 $    .63   $   .45      $  1.04    $   .53

Dividends per share                $   .175   $  .175      $   .35    $   .35

Average shares outstanding
(thousands)                           2,779     2,777        2,778      2,776

Translation component of equity
  Balance - beginning of the
    period                          $ 9,810   $12,808      $ 9,706    $13,797
  Translation adjustment               (248)       10         (144)      (979)
                                    -------   -------      -------    -------

  Balance - end of the period       $ 9,562   $12,818      $ 9,562    $12,818
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share statistics and average shares outstanding. Per share figures are based on average shares outstanding.

The notes to consolidated financial statements are an integral part of this statement.

                            TWIN DISC, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                       December 31
                                                   1996          1995
                                                   ----          ----
                                                       (Thousands)
(Unaudited)
Cash flows from operating activities:
  Net earnings                                  $ 2,874       $ 1,484
  Non-cash adjustments to net
    earnings:
  Depreciation                                    2,602         2,419
  Loss (gain) on sale of fixed assets              (237)            4
  Dividends received                                100           548
  Net change in working capital,
      excluding cash and debt                     2,874        (5,482)
                                                 ------        ------
                                                  8,213        (1,027)
                                                 ------        ------
Cash flows from investing activities:
  Acquisitions of fixed assets                   (2,354)       (1,952)
  Proceeds from sale of fixed assets                431             3
                                                 ------        ------
                                                 (1,923)       (1,949)
                                                 ------        ------

Cash flows from financing activities:
  Increase (decrease) in notes payable, net      (1,044)        4,068
  Proceeds from (payments on) long-term debt         (2)            8
  Treasury stock                                     59            30
  Dividend payments                                (972)         (972)
                                                 ------        ------
                                                 (1,959)        3,134
                                                 ------        ------
Effect of exchange rate changes on cash             (28)           19
                                                 ------        ------
  Net change in cash and cash equivalents         4,303           177

Cash and cash equivalents:
  Beginning of period                             2,043         3,741
                                                 ------        ------
  End of period                                 $ 6,346       $ 3,918
                                                 ------        ------
                                                 ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       December 31       June 30
                                          1996             1996
                                       -----------      ---------
Inventories:
   Finished parts                        $32,928         $41,535
   Work in process                        16,312           5,429
   Raw materials                           4,247           4,119
                                         -------         -------
                                         $53,487         $51,083
                                         -------         -------

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

At December 31, 1996 the Company has accrued approximately $1,200,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

                         MANAGEMENT DISCUSSION AND ANALYSIS

Net sales for the quarter were 9 percent higher than the same period last year with domestic manufacturing operations showing the greatest improvement. The principal components of the increase were transmissions shipped under the Tatra contract, higher horsepower marine transmissions used in commercial applications, and aftermarket service parts. The higher parts sales, about one-third of the increase, represented a return to a more normal sales level after the disruption last year caused by business systems changes. Shipments from our Belgian manufacturing operation were down, primarily as a result of reduced demand from the marine pleasure craft market. However, an increase in sales of torque converters used in light construction equipment partially offset that decline. The demand for the larger marine transmissions used in fishing and work boats continues to be firm, primarily for boats being built in the U.S. and the Pacific Basin.

Sales from our distribution operations around the world were up slightly with gains in Australia and the Pacific Basin offsetting some weakness in the U.S. and Europe. Earnings of these subsidiaries varied by region in line with the sales trend but, in the aggregate, were up slightly over last year.

The consolidated gross margin increased by almost two percentage points from last year's second quarter and was well above the first three months of the fiscal year. As with sales gains, the margin improvement was realized at our domestic manufacturing operations. The improvement resulted from greater production efficiency as well as the higher sales volume. Improved productivity also benefited Belgian margins by compensating for the unfavorable impact of reduced sales.

Marketing, engineering, and administrative expenses continued at a level about 10 percent higher than a year ago due to increased domestic engineering and marketing expense. The major components of the increase were added personnel in both areas and product development and promotional expenses. The increase in interest expense reflects an increase in domestic debt and a somewhat higher interest rate on the long-term debt issue in June.

Working capital increased by less than $1 million during the quarter and is $2.6 million higher than at the beginning of the year. The current ratio declined to the same level as in June. There was a modest increase in accounts receivable during the quarter related to the higher sales volume, and inventory rose by almost $2 million. The inventory increase occurred domestically and is a temporary situation of completed product awaiting customer pick-up. Cash flows from operating activities for the six months have exceeded those required for investing and financing activities. Since the beginning of the year, debt has been reduced and cash balances increased. Our balance sheet remains strong, and we continue to have liquidity sufficient for our near-term needs.

                                 OTHER INFORMATION

There were no reports on Form 8-K during the three months ended December 31, 1996. The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

There were no securities of the Company sold by the Company during the three months ended December 31, 1996 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

At the Annual Meeting of Shareholders held October 18, 1996, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1. Election of Directors:
   a)  To serve until Annual Meeting in 1999:

       Michael E. Batten    For:  2,575,644     Authority withheld:  6,104
       David L. Swift       For:  2,575,725     Authority withheld:  6,023
       David R. Zimmer      For:  2,575,970     Authority withheld:  5,778


2. Election of the firm of Coopers & Lybrand L.L.P. as independent public auditors to examine the accounts for the fiscal year of 1997:

       For:  2,577,479      Against:  1,464     Abstain:  2,805

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



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


                                          /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of December 31, 1996, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/
------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
January 10, 1997

[TYPE]     EX-15
                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
Washington, D.C.

RE: Twin Disc, Incorporated

We are aware that our report dated January 10, 1997 on our review of interim financial information of Twin Disc, Incorporated for the three and six-month periods ended December 31, 1996 and 1995 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive
Stock Option Plan and Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors). Pursuant to
Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/S/
---------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
February 5, 1997