Form 10-Q
period 1997-03-31
TWIN DISC INC
filed 1997-05-15
CIK 100378

[DESCRIPTION]            TWIN DISC, INCORPORATED

                       SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON
                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1997          Commission File Number 1-7635

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

At March 31, 1997, the registrant had 2,783,574 shares of its common stock outstanding.

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 March 31        June 30
                                                   1997            1996
                                                   ----            ----
    Assets
      Cash and cash equivalents                  $  7,803        $  2,043
      Accounts and notes receivable                31,263          34,917
      Inventories                                  50,918          51,083
      Deferred income taxes                         3,403           2,710
      Other current assets                          5,113           5,887
                                                 --------        --------
          Total current assets                     98,500          96,640

      Property, plant and equipment               108,788         108,663
      Accumulated depreciation                     74,105          72,948
                                                 --------        --------
          Net property, plant and equipment        34,683          35,715

      Deferred income taxes                         3,920           3,758
      Intangible pension asset                      8,079           8,079
      Other assets                                 17,467          18,507
                                                 --------        --------
                                                 $162,649        $162,699
                                                 --------        --------
                                                 --------        --------

    Liabilities
      Notes payable                              $  2,195        $  7,360
      Accounts payable                             11,037           8,806
      Accrued liabilities                          19,533          17,836
                                                 --------        --------
          Total current liabilities                32,765          34,002
      Long-term debt                               19,943          19,938
      Accrued postretirement benefits              33,653          33,578
                                                 --------        --------
        Total liabilities                          86,361          87,518

    Shareholders' Equity
      Common stock                                 11,653          11,653
      Retained earnings                            74,976          71,658
      Translation component                         7,365           9,706
                                                 --------        --------
                                                   93,994          93,017
      Treasury stock                               17,706          17,836
                                                 --------        --------
                                                   76,288          75,181
                                                 --------        --------
                                                 $162,649        $162,699
                                                 --------        --------
                                                 --------        --------



The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended      Nine Months Ended
                                     March 31                March 31
                                1997         1996       1997          1996
                                ----         ----       ----          ----
Net sales                      $49,204     $47,209    $135,641    $125,747
Cost of goods sold              37,480      35,869     104,250      98,019
                               -------     -------    --------     -------
                                11,724      11,340      31,391      27,728

Marketing, engineering and
  administrative expenses        7,819       7,934      22,553      21,196
Interest expense                   443         399       1,418       1,099
Other (income)and
  expense, net                     133           6        (951)       (117)
                               -------     -------     -------     -------
                                 8,395       8,339      23,020      22,178
                               -------     -------     -------     -------

Earnings before income tax       3,329       3,001       8,371       5,550
Income taxes                     1,413       1,193       3,581       2,258
                               -------     -------    --------    --------
   Net Earnings                $ 1,916     $ 1,808    $  4,790    $  3,292
                               -------     -------    --------    --------
                               -------     -------    --------    --------

Earnings per share             $  0.69     $  0.65    $   1.73    $   1.18
                               -------     -------     --------   --------
                               -------     -------     --------   --------

Dividends per share            $  .175     $  .175    $   .525    $   .525

Average shares outstanding       2,783       2,777       2,780       2,777

Translation component of equity
  Balance - beginning of the
    period                     $ 9,562     $12,818    $  9,706    $ 13,797
  Translation adjustment        (2,197)       (586)     (2,341)     (1,565)
                               -------     -------    --------    --------
  Balance - end of the period  $ 7,365     $12,232    $  7,365    $ 12,232
                               -------     -------    --------    --------
                               -------     -------    --------    --------


In thousands of dollars except per share statistics and average shares outstanding. Per share figures are based on average shares outstanding.

The notes to consolidated financial statements are an integral part of this statement.


                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 Nine Months Ended
                                                      March 31
                                                1997           1996
                                                ----           ----
Cash flows from operating activities:
  Net earnings                                $ 4,790        $ 3,292
  Non-cash adjustments to net earnings:
    Depreciation                                3,754          3,789
    Gain on sale of fixed assets                 (239)             -
    Dividends received                            200            548
  Net change in working capital,
     excluding cash and debt                    6,849        (11,800)
                                              -------        -------
                                               15,354         (4,171)
                                              -------        -------
Cash flows from investing activities:
  Acquisitions of fixed assets                 (3,264)        (2,887)
  Proceeds from sale of fixed assets              436              3
  Investments in licenses                           -         (1,238)
                                              -------        -------
                                               (2,828)        (4,122)
                                              -------        -------
Cash flows from financing activities:
  Increase (decrease) in notes payable, net    (5,145)         2,391
  Proceeds from long-term debt                      -          6,010
  Dividend payments                            (1,460)        (1,458)
  Treasury stock activity                         118              -
  Proceeds from exercise of stock options           -             31
                                              -------        -------
                                               (6,487)         6,974
                                              -------        -------
Effect of exchange rate changes on cash          (279)            16
                                              -------        -------
  Net change in cash and cash equivalents       5,760         (1,303)

Cash and cash equivalents:
  Beginning of period                           2,043          3,741
                                              -------        -------

  End of period                               $ 7,803        $ 2,438
                                              -------        -------
                                              -------        -------



The notes to consolidated financial statements are an integral part of this statement.


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

A.  Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and,in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted account principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

B.  Inventory

    The major classes of inventories were as follows (in thousands):

                                       March 31       June  30
                                         1997           1996
                                       --------       --------
        Inventories:
            Finished parts             $30,654        $41,535
            Work in process             16,224          5,429
            Raw materials                4,040          4,119
                                       -------        -------
                                       $50,918        $51,083
                                       -------        -------
                                       -------        -------

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

At March 31, 1997, the Company has accrued approximately $1,200,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

                        MANAGEMENT DISCUSSION AND ANALYSIS



Shipments of powershift transmissions to Tatra, the Czech Republic truck manufacturer, provided the incremental volume that allowed continuation of the year-to-year quarterly sales improvements. Consolidated sales were up 4 percent from the third quarter last year and are about 8 percent ahead for the nine months. Net earnings were about 6 percent higher than last year's third quarter as a result of the higher sales and improved domestic manufacturing productivity.

Quarterly net sales from domestic manufacturing operations were up from a year ago due to the transmission sales mentioned above. We also increased shipments of marine transmissions for fishing boat and other commercial marine applications. Those improvements offset minor declines in our clutch, power take-off, and aftermarket businesses.

Sales from our Belgian manufacturing subsidiary continued to lag last year primarily as a result of a decline in demand for pleasure craft marine transmissions. In addition, the strengthening of the dollar against European currencies during the past year reduced the dollar sales reported by that operation.

In the aggregate, sales and earnings of our marketing subsidiaries showed improvement over the same period a year ago. Results were better at several of the overseas operations, but softening domestic demand caused our U.S. subsidiaries to report lower sales and earnings than last year.


The gross margin for the quarter was slightly lower than last year but was comparable with margins in previous quarters this fiscal year. There has been an improvement in domestic margins due primarily to improved productivity. The production efficiency in our manufacturing cells has improved and is consistently higher on a month-to-month basis. Offsetting the domestic margin improvement has been the effect of the reduced volume in Belgium. Since October, that subsidiary has been operating at about 80 percent of normal output using temporary layoffs to properly size its work force.

Marketing, engineering and administrative expenses declined slightly from the level of last year s third quarter. A year ago there were some non-recurring expenses associated with the new computer system implementation and new product promotions. The stronger dollar also favorably affected the translation of certain foreign subsidiary expenses. The increase in interest expense for the third quarter was due to the higher interest rate on long-term debt and, for the nine months, also reflected higher debt levels earlier in the year. The main component of other expense was the operating loss of our Japanese affiliate recorded during the quarter.

There was a small increase in working capital during the quarter as cash and debt changes offset improving receivable and inventory turnover. Working capital now stands about $3 million higher than at the beginning of the fiscal year. The current ratio rose to 3.0 as more cash was generated by operations than was required to service our debt. For the nine months, the cash flow from earnings and depreciation was about twice that needed for fixed asset purchases and dividends, and a reduction in working capital, excluding cash and debt, for the nine months provided additional operating cash flow. We continue to maintain a strong balance sheet and believe we have liquidity sufficient to meet our near-term needs.

The Financial Accounting Standards Board recently issued Financial Accounting Standards No. 128, Earnings per Share, and No. 129, Disclosure of Information about Capital Structure, both effective for financial statements issued for periods ending after December 15, 1997. The impact of these statements on the Company's financial statements has not yet been determined.

                                  OTHER INFORMATION



There were no reports on Form 8-K during the three months ended March 31, 1997 The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

There were no securities of the Company sold by the Company during the three months ended March 31, 1997, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section  4 (2) of the Act.

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



                                          TWIN DISC, INCORPORATED
                                                (Registrant)





______________________________            _____________________________
          (Date)                          Fred H. Timm
                                          Corporate Controller/Secretary
                                          (Chief Accounting Officer)

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Milwaukee, Wisconsin
April 11, 1997

[TYPE]     EX-15

                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
Washington, D.C.

RE: Twin Disc, Incorporated

We are aware that our report dated April 11, 1997 on our review of interim financial information of Twin Disc, Incorporated for the three and nine-month periods ended March 31, 1997 and 1996 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive Stock Option Plan and Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors). Pursuant to
Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/S/
---------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
April 11, 1997