Form 10-K
period 1997-06-30
TWIN DISC INC
filed 1997-09-25
CIK 100378

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                     FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       --------------------------------------
                       For the Fiscal Year Ended June 30, 1997
                           Commission File Number 1-7635
                              TWIN DISC, INCORPORATED
 ------------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)

                Wisconsin                                    39-0667110
 ---------------------------------------       -------------------------------
 (State or Other Jurisdiction of                (I.R.S. Employer Identification
   Incorporation or Organization)                 Number)

 1328 Racine Street, Racine, Wisconsin                        53403
 -------------------------------------         --------------------------------
 (Address of Principal Executive Offices)                   (Zip Code)

 Registrant's Telephone Number, including area code:        (414) 638-4000
                                                          --------------------
 Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                Name of each exchange on which registered:
 Common stock, no par value                 New York Stock Exchange
 --------------------------         ----------------------------------------
 Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value
 ------------------------------------------------------------------------------
                                 (Title of Class)
 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.          Yes   X    No
                                                              ---
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

 At September 2, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was $63,910,457. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

 At September 2, 1997, the registrant had 2,825,174 shares of its common stock outstanding.


 DOCUMENTS INCORPORATED BY REFERENCE:

 The incorporated portions of such documents being specifically identified in the applicable Items of this Report.

 Portions of the Annual Report to Shareholders for the year ended June 30, 1997 are incorporated by reference into Parts I, II and IV.

 Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 1997 are incorporated by reference into Parts I, III and IV.

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

 In August 1997, the Company purchased the inventory and equipment of Wilson Equipment Company Limited, a distributor of Twin Disc products. The acquisition did not require significant capital investment.

 The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Ten customers accounted for approximately 48% of the Company's consolidated net sales during the year ended June 30, 1997. One such customer is Caterpillar Inc. which accounted for approximately 11% of consolidated net sales in 1997.

 Unfilled open orders for the next six months of $76,429,000 at June 30, 1997 compares to $65,574,000 at June 30, 1996. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog. Additionally, unfilled orders at June 30, 1997 of $2,536,000 relate to the major vehicle contract which should be completed by January, 1998.

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

 Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totalled $3,517,000, $2,564,000 and $2,718,000 in 1997, 1996 and 1995, respectively. Total engineering and development costs were $8,288,000, $6,998,000 and $7,411,000 in 1997, 1996 and
 1995, respectively.

 Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

 The number of persons employed by the Company at June 30, 1997 was 1,081.

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

 A summary of financial data by geographic area for the years ended June 30, 1997, 1996 and 1995 appears in Note I to the consolidated financial statements on pages 30 through 31 of the 1997 Annual Report to Shareholders, which financial statements are incorporated by reference in this Form 10-K Annual Report in Part II.

 Item 2.Properties

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

     Miami, Florida, U.S.A.               Perth, Western Australia, Australia

     Loves Park, Illinois, U.S.A.         Viareggio, Italy

     Coburg, Oregon, U.S.A.               Singapore

     Seattle, Washington, U.S.A.          Johannesburg, South Africa

                                          Vancouver, British Columbia, Canada

                                          Madrid, Spain

                                          Edmonton, Alberta, Canada

 The properties are generally suitable for operations and are utilized in the manner for which they were designed. Manufacturing facilities are currently operating at less than 77% capacity and are adequate to meet foreseeable needs of the Company.

 Item 3.  Legal Proceedings

 Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

 The Company has joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency to conduct a remedial investigation and feasibility study at the Interstate Pollution Control facility in Rockford, Illinois. The consent decree was signed on October 17, 1991, and filed with the federal court in the Northern District of Illinois. The Company's total potential liability on the site cannot be estimated with particularity until completion of the remedial investigation. Based upon current assumptions, however, the Company anticipates potential liability of approximately $600,000.

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

 Item 4.  Submission of Matters to a Vote of Security Holders

 None.

 Executive Officers of the Registrant

 (Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 1997.)

                        Principal Occupation
 Name                   Last Five Years                                Age
 ------------------     ---------------------------------------        ---
 Michael E. Batten      Chairman, Chief Executive Officer              57

 Michael H. Joyce       President-Chief Operating Officer              56

 James O. Parrish       Vice President - Finance and Treasurer         57

 Philippe O. Pecriaux   Vice President - Europe                        59

 Lance J. Melik         Vice President - Corporate Development         54
                        since September 1995; formerly Vice
                        President - Marketing

 James McIndoe          Vice President - International Marketing       58


 Executive Officers of the Registrant (continued)

                        Principal Occupation
 Name                   Last Five Years                                Age
 -------------------    --------------------------------------         ---

 Paul A. Pelligrino     Vice President - Engineering since             58
                        April 1996; formerly Chief Engineer
                        of Corporate Engineering

 John W. Spano          Vice President - Sales and Marketing           53
                        since September 1995;
                        formerly Director Mobile Market Group,
                        Trinova Corporation since June 1993;
                        formerly Director of Customer Service
                        since October 1991

 Fred H. Timm           Corporate Controller and Secretary             51
                        since August 1994; formerly
                        Controller and Secretary

 Officers are elected annually by the Board of Directors at the first meeting of the Board held after each Annual Meeting of the Shareholders. Each officer shall hold office until his successor has been duly elected, or until he shall resign or shall have been removed from office.

 PART II

 Item 5.Market for the Registrant's Common Stock and Related Shareholder
 Matters
 The dividends per share and stock price range information set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report for the year ended June 30, 1997 are incorporated into this Report by reference.

 As of June 30, 1997 there were 845 shareholder accounts. The Company's stock is traded on the New York Stock Exchange. The market price of the Company's common stock as of the close of business on September 2, 1997 was $29.44 per share.

 Pursuant to a shareholder rights plan (the "Rights Plan"), on June 17, 1988, the Board of Directors declared a dividend distribution, payable to shareholders of record on July 1, 1988, of one Preferred Stock Purchase Right for each outstanding share of Common Stock ("Rights"). The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 20% or more (or 30% in the case of any person or group which currently owns 20% or more of the shares or who shall become the Beneficial Owner of 20% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an Affiliate or an Associate of such existing holder or by succeeding such a person as trustee of a trust existing on July 1, 1988) of the Common Stock (such person or group, an "Acquiring Person") or commences a tender or exchange offer which would result in the offeror beneficially owning 30% or more of the Common Stock. A person who is not an Acquiring Person will not be deemed to have become an Acquiring Person solely as a result of a reduction in the number of shares of Common Stock outstanding due to a repurchase of Common Stock by the Company until such person becomes beneficial owner of any additional shares of Common Stock. Each Right will entitle shareholders who received the Rights to buy one newly issued unit of one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $80, subject to certain antidilution adjustments. The Company will generally be entitled to redeem the Rights at $.05 per Right at any time prior to 10 business days after a public announcement of the existence of an Acquiring Person.
 In addition, if (i) a person or group accumulates more than 30% of the Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which the independent directors of the Company determine to be fair to and otherwise in the best interests of the Company and its shareholders and except solely due to a reduction in the number of shares of Common Stock outstanding due to the repurchase of Common Stock by the Company), (ii) a

 Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters (continued)

 merger takes place with an Acquiring Person where the Company is the surviving corporation and its Common Stock is not changed or exchanged, (iii) an Acquiring Person engages in certain self-dealing transactions, or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1% (e.g., a reverse stock split), each Right (other than Rights held by such Acquiring Person and certain related parties which become void) will represent the right to purchase, at the exercise price, Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price. In addition, if following the public announcement of the existence of an Acquiring Person the Company is acquired in a merger or other business combination transaction, except a merger or other business combination transaction that takes place after the consummation of an offer for all outstanding shares of Common Stock that the independent directors of the Company have determined to be fair, or a sale or transfer of 50% or more of the Company's assets or earning power is made, each Right (unless previously voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

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

 Item 6.Selected Financial Data

 The information set forth under the caption "Ten-Year Financial Summary" on pages 40 and 41 of the Annual Report to Shareholders for the year ended June 30, 1997 is incorporated into this report by reference.

 Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

 The information set forth under the caption "Management's Discussion and Analysis" on pages 19 through 21 of the Annual Report to Shareholders for the year ended June 30, 1997 is incorporated into this report by reference.

 Item 8.  Financial Statements and Supplementary Data

 The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 22 through 39 of the Annual Report to Shareholders for the year ended June 30, 1997 are incorporated into this report by reference:

      Consolidated Balance Sheets, June 30, 1997 and 1996

      Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

      Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

      Report of Independent Accountants

 The supplementary data regarding quarterly results of operations set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 1997 is incorporated into this report by reference.

 Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

 None.

 PART III

 Item 10.  Directors and Executive Officers of the Registrant

 For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the Registrant, see "Election of Directors" on pages 5 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 1997, which is incorporated into this report by reference.

 For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Compliance with 16(a) of the Securities Exchange Act of 1934" on page 13 of the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 1997, which is incorporated into this report by reference.

 Item 11.  Executive Compensation

 The information set forth under the captions "Compensation of Executive Officers", "Stock Options" and "Compensation Pursuant to Plans" on pages 8 through 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 1997 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Executive Selection and Salary Committee Report on Executive Compensation" and "Corporate Performance Graph" is not incorporated by reference and shall not be deemed "filed" as part of this report.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

 Security ownership of certain beneficial owners and management is set forth on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 1997 under the caption "Principal Shareholders and Share Ownership of Directors and Executive Officers" and incorporated into this report by reference.

 There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.



 Item 13.  Certain Relationships and Related Transactions

 None.

 PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)(1) The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 22 through 39 of the Annual Report to Shareholders for the year ended June 30, 1997 are incorporated by reference into this report in Part II:

      Consolidated Balance Sheets, June 30, 1997 and 1996

      Consolidated Statements of Operations for the years ended June 30, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1996 and 1995

      Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements

      Report of Independent Accountants

 The supplementary data regarding quarterly results of operations under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 1997 is incorporated by reference into this report in Part II hereof.

 Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because such 50% or less owned entities do not constitute significant subsidiaries.

 (a)(2) Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) for the three years ended June 30, 1997:
                                                        Page
                                                        ----
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

       11   Not applicable

       12   Not applicable

       13 Annual Report of the Registrant for the year ended June 30, 1997 is separately filed as Exhibit (13) to this Report (except for those portions of such Annual Report separately incorporated by reference into this Report, such Annual Report is furnished for the information of the Securities and Exchange Commission and shall not be deemed "filed" as part of this report).

       18   Not applicable

       21   Subsidiaries of the registrant

       22   Not applicable

       23   Consent of Independent Accountants

       24   Power of Attorney

       27 Financial Data Schedule for the year ended June 30, 1997 is separately filed as Exhibit (27) to this report. (This schedule is furnished for the information of the Securities and Exchange Commission and shall not be deemed "filed" for purposes of Section 11 of the Securities Act or Section 18 of the Exchange Act.)

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

                                    TWIN DISC, INCORPORATED



                                By  FRED H. TIMM
                                    ----------------------------------------
                                    Fred H. Timm, Corporate Controller and
                                    Secretary (Chief Accounting Officer)

 September 19, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    (   By  MICHAEL E. BATTEN
                                    (   ---------------------------------
                                    (   Michael E. Batten, Chairman,
                                    (   Chief Executive Officer and Director
                                    (
                                    (
                                    (
 September 19, 1997                 (   By  MICHAEL H. JOYCE
                                    (   ---------------------------------
                                    (   Michael H. Joyce, President,
                                    (   Chief Operating Officer and Director
                                    (
                                    (
                                    (
                                    (   By  JAMES O. PARRISH
                                    (   ---------------------------------
                                    (   James O. Parrish, Vice President-
                                    (   Finance, Treasurer and Director
                                    (   (Chief Financial Officer)



                                    (   Jerome K. Green, Director
                                    (   Paul J. Powers, Director
                                    (   Richard T. Savage, Director
 September 19, 1997                 (   David L. Swift, Director
                                    (   Stuart W. Tisdale, Director
                                    (   George E. Wardeberg, Director
                                    (   David R. Zimmer, Director
                                    (
                                    (
                                    (   By  JAMES O. PARRISH
                                    (   ---------------------------------
                                    (   James O. Parrish, Attorney in Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS
                                (See Item 14)
                Consolidated Financial Statement Schedule of
                  Twin Disc, Incorporated and Subsidiaries


 To the Shareholders
 Twin Disc, Incorporated
 Racine, Wisconsin

 Our report on the consolidated financial statements of Twin Disc, Incorporated and Subsidiaries has been incorporated by reference in this Form 10-K from page 39 of the 1997 Annual Report to Shareholders of Twin Disc, Incorporated and Subsidiaries. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 8 of this Form 10-K.

 In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                   COOPERS & LYBRAND L. L. P.



 Milwaukee, Wisconsin
 July 18, 1997

 TWIN DISC, INCORPORATED AND SUBSIDIARIES
 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 for the years ended June 30, 1997, 1996 and 1995
 (In thousands)
                    Balance at    Additions Charged                 Balance at
                   Beginning of     to Costs and                      end of
 Description         Period           Expenses       Deductions<F1>   Period
 -----------       ------------   -----------------  ------------  -----------
 1997:
 Allowance for
  losses on          $   372          $   267          $   101       $   538
  accounts receivable-------          -------          -------       -------
                     -------          -------          -------       -------

 Reserve for inventory
  obsolescence           926            1,770            1,683         1,013
                     -------          -------          -------       -------
                     -------          -------          -------       -------
 1996:

 Allowance for
  losses on
  accounts receivable$   408          $    41          $    77       $   372
                     -------          -------          -------       -------
                     -------          -------          -------       -------

 Reserve for inventory
  obsolescence         1,581              845            1,500           926
                     -------          -------          -------       -------
                     -------          -------          -------       -------
 1995:

 Allowance for
  losses on
  accounts receivable$   441          $    54          $    87       $   408
                     -------          -------          -------       -------
                     -------          -------          -------       -------

 Reserve for inventory
   obsolescence        1,586              886              891         1,581
                     -------          -------          -------       -------
                     -------          -------          -------       -------

 <F1>Accounts receivable written-off and inventory disposed of during the year and other adjustments.

                                   EXHIBIT INDEX

 Exhibit                         Description                              Page
 -------                         -----------                              ----
  3a)   Articles of Incorporation, as restated October 21, 1988
        (Incorporated by reference to Exhibit 3(a) of the Company's
        Form 10-K for the year ended June 30, 1989).                       -

   b)   Corporate Bylaws, as amended through June 16, 1995
        (Incorporated by reference to Exhibit 3(b) of the Company's
        Form 10-K for the year ended June 30, 1995).                       -

  4a)   Form of Rights Agreement dated as of June 17, 1988 by and
        between the Company and the First Wisconsin Trust Company, as Rights Agent, with Form of Rights Certificate (Incorporated by reference to Exhibits 1 and 2 of the Company's Form 8-A
        date June 27, 1988).                                               -

   b)   Announcement of Shareholder Rights Plan per press release
        dated June 20, 1988 and explanation of plan per letter to
        Company's shareholders dated June 20, 1988 (Incorporated by reference to Exhibit 4(a) and (b), respectively of the
        Company's Form 10-K for the year ended June 30, 1988).             -

        Material Contracts

 10a)   The 1988 Incentive Stock Option Plan (Incorporated by
        reference to Exhibit B of the Proxy Statement for the
        Annual Meeting of Shareholders held on October 21, 1988).          -

   b)   The 1988 Non-Qualified Stock Option Plan for Officers,
        Key Employees and Directors (Incorporated reference to
        Exhibit C of the Proxy Statement for the Annual Meeting
        of Shareholders held on October 21,1988).                          -

   c)   Amendment to 1988 Incentive Stock Option Plan of Twin Disc,
        Incorporated (Incorporated by reference to Exhibit A of the
        Proxy Statement for the Annual Meeting of Shareholders held
        on October 15, 1993).                                              -

   d)   Amendment to 1988 Non-Qualified Incentive Stock Option Plan
        for Officers, Key Employees and Directors of Twin Disc,
        Incorporated (Incorporated by reference to Exhibit B of the
        Proxy Statement for the Annual Meeting of Shareholders held
        on October 15, 1993).                                              -

   e)   Form of Severance Agreement for Senior Officers and form of
        Severance Agreement for Other Officers (Incorporated by
        reference to Exhibit 10(c) and (d), respectively, of the
        Company's Form 10-K for the year ended June 30, 1989).             -

   f)   Supplemental Retirement Plan (Incorporated by reference to
        Exhibit 10(a) of the Company's Form 10-K for the year ended
        June 30, 1986).                                                    -

   g)   Director Tenure and Retirement Policy (Incorporated by
        reference to Exhibit 10(f) of the Company's Form 10-K for
        the year ended June 30, 1993).                                     -

   h)   Form of Twin Disc, Incorporated Corporate Short Term
        Incentive Plan (Incorporated by reference to Exhibit 10(g)
        of the Company's Form 10-K for the year ended June 30, 1993).      -

                                  EXHIBIT INDEX
                                  continued

 Exhibit                         Description                              Page
 -------                         -----------                              ----

 13     Annual Report of the Registrant for the year ended
        June 30, 1997                                                      16

 21     Subsidiaries of the Registrant                                     39

 23     Consent of Independent Accountants                                 40

 24     Power of Attorney                                                  41

 27     Financial Data Schedule for the year ended June 30, 1997           42

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
