Form 10-Q
period 1997-09-30
TWIN DISC INC
filed 1997-11-12
CIK 100378

                       SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON
                                   Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997       Commission File Number 1-7635

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

At September 30, 1997, the registrant had 2,826,474 shares of its common stock outstanding.

FINANCIAL STATEMENTS
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               September 30       June 30
                                                   1997            1997
                                                   ----            ----
    Assets
    Current Assets:
      Cash and cash equivalents                  $  9,142        $  8,983
      Trade accounts receivable, net               31,016          32,428
      Inventories                                  50,206          47,844
      Deferred income taxes                         3,491           3,491
      Other                                         4,649           5,216
                                                 --------        --------
          Total current assets                     98,504          97,962

    Property, plant and equipment, net             34,555          34,249
    Investments in affiliates                      11,051          10,880
    Deferred income taxes                           4,590           4,559
    Intangible pension asset                        4,779           4,779
    Other assets                                    7,673           6,326
                                                 --------        --------
                                                 $161,152        $158,755
                                                 --------        --------
                                                 --------        --------

    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $    204        $    169
      Accounts payable                             13,374          12,834
      Accrued liabilities                          17,044          16,618
                                                 --------        --------
          Total current liabilities                30,622          29,621

      Long-term debt                               19,946          19,944
      Accrued retirement benefits                  35,439          35,393
                                                 --------        --------
                                                   86,007          84,958

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            78,216          77,424
      Foreign currency translation adjustment       5,806           6,060
      Minimum pension liability adjustment         (3,708)         (3,708)
                                                 --------        --------
                                                   91,967          91,429
      Less treasury stock, at cost                 16,822          17,632
                                                 --------        --------
          Total shareholders' equity               75,145          73,797
                                                 --------        --------
                                                 $161,152        $158,755
                                                 --------        --------
                                                 --------        --------



The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     1997          1996
                                                     ----          ----

Net sales                                          $47,880      $40,941
Cost of goods sold                                  37,944       32,254
                                                   -------      -------
                                                     9,936        8,687
Marketing, engineering and
  administrative expenses                            7,430        7,060
Interest expense                                       376          480
Other (income) and expense, net                       (112)        (980)
                                                   -------      -------
                                                     7,694        6,560

Earnings before income tax                           2,242        2,127
Income taxes                                           886          995
                                                   -------      -------
  Net earnings                                     $ 1,356      $ 1,132
                                                   -------      -------
                                                   -------      -------


  Earnings per share                               $   .48      $   .41
                                                   -------      -------
                                                   -------      -------

  Dividends per share                              $ 0.190      $ 0.175

  Average shares outstanding                         2,810        2,777

Translation component of equity
  Balance - beginning of the period                $ 6,060      $10,326
  Translation adjustment                              (254)         104
                                                   -------      -------

  Balance - end of the period                       $5,806      $10,430
                                                   -------      -------
                                                   -------      -------

Amounts in thousands except per share data. Per share figures are based on average shares outstanding.

The notes to consolidated financial statements are an integral part of this statement.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     1997          1996
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                                      $1,356        $1,132
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                    1,280         1,263
    Gain on sale of fixed assets                      (358)         (238)
    Equity in earnings of affiliates                   123           363
    Dividends received from affiliate                  100           100
    Net change in working capital,
      excluding cash and debt                         (253)        1,396
                                                    ------        ------
                                                     2,248         4,016
                                                    ------        ------
 Cash flows from investing activities:
  Acquisitions of fixed assets                      (1,654)         (746)
  Proceeds from sale of fixed assets                   417           431
  Business acquisition                              (1,059)            -
                                                    ------        ------
                                                    (2,296)         (315)
                                                    ------        ------
Cash flows from financing activities:
  Increase (decrease) in notes payable, net             46          (773)
  Proceeds from exercise of stock options              781             -
  Dividends paid                                      (535)         (486)
                                                   ------        ------
                                                       292        (1,259)
                                                    ------        ------
Effect of exchange rate changes on cash                (85)          (10)
                                                    ------        ------
  Net change in cash and cash equivalents              159         2,432

Cash and cash equivalents:
    Beginning of period                              8,983         2,043
                                                    ------        ------
    End of period                                   $9,142        $4,475
                                                    ------        ------
                                                    ------        ------

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

B.  Inventory

    The major classes of inventories were as follows (in thousands):

                                        September 30      June  30
                                            1997            1997
                                          --------        --------

       Inventories:
            Finished parts                $28,676        $38,713
            Work in process                18,244          5,997
            Raw materials                   3,286          3,134
                                          -------        -------
                                          $50,206        $47,844
                                          -------        -------
                                          -------        -------


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

At September 30, 1997, the Company has accrued approximately $1,350,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

                        MANAGEMENT DISCUSSION AND ANALYSIS

Net sales were 17 percent higher than the first quarter a year ago and earnings rose 20 percent continuing the year-over-year increases for the fourth consecutive year. Most of the improvement occurred at our domestic manufacturing operation where the added sales volume and higher productivity improved earnings.

Domestic sales increased primarily due to shipments of power-shift
transmissions to a European vehicle manufacturer and to   shipments of power
take-offs and clutches used in recycling, irrigation, and oil field applications. There was continuing stable demand for marine transmissions used in commercial applications.

The volume of shipments from our Belgian operation rose more than 10 percent over last year as a result of strong demand for pleasure craft marine transmissions. However, due to a strengthening of the U.S. dollar, those higher shipments did not translate into an increase in reported dollar sales. Sales and earnings of our domestic marketing subsidiaries were up from a year ago, but, in the aggregate, our offshore operations experienced a slight decline. While the stronger dollar affected reported sales from those operations as well, the negative impact was not significant.

The consolidated gross margin for the quarter was off slightly from the same period last year with a decline in Europe more significant than the modest improvement domestically. Greater production volume and higher productivity were the key elements of the domestic improvement and helped offset the impact of an unfavorable sales mix at that operation.

Marketing, engineering, and administrative expenses for the current period were up about 5 percent from a year ago mainly due to the cost of engineering and marketing personnel added during the second half of last fiscal year. Interest expense was down from a year ago as short-term domestic borrowings were repaid during fiscal year 1997.

There was little change in working capital during the quarter, but it was $3 million higher than a year ago as a result of increased cash and marketable securities and a reduction in short-term debt. The current ratio of 3.2 also was up slightly from a year ago. Changes in other current assets during the period were consistent with prior years activity. Accounts receivable declined on seasonally lower sales volume, and inventory increased in response to higher Fall production demands. Receivable collections and inventory turnover have both shown marked improvement since last year. Positive cash flows, primarily from operating activities, were sufficient to cover capital equipment purchases, dividends, and the purchase of the assets of Wilson Equipment, an independent distributor in Western Canada. That acquisition will be operated as a subsidiary of Mill-Log Equipment, our distributor in Oregon and Washington. Our balance sheet remains strong, and we continue to have liquidity sufficient for our near-term needs.

                                  OTHER INFORMATION


There were no reports on Form 8-K during the three months ended September 30, 1997. The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

There were no securities of the Company sold by the Company during the three months ended September 30, 1997, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)




October 28,1997                           /S/
------------------------------            ----------------------------------
        (Date)                            Fred H. Timm
                                          Corporate Controller/Secretary
                                          (Chief Accounting Officer)

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 18, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/
------------------------------------
Coopers & Lybrand L.L.P.

Milwaukee, Wisconsin
October 10, 1997