Form 10-Q
period 1997-12-31
TWIN DISC INC
filed 1998-02-12
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10 Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1997            Commission File Number
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

At December 31, 1997, the registrant had 2,833,534 shares of its common stock outstanding.

FINANCIAL STATEMENTS




                              TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                             December  31      June  30
                                                 1997            1997
                                                 ----            ----
Assets
Current assets:
  Cash and cash equivalents                    $ 13,706       $  8,983
  Trade accounts receivable, net                 31,577         32,428
  Inventories                                    47,409         47,844
  Deferred income taxes                           3,491          3,491
  Other                                           3,518          5,216
                                               --------       --------
      Total current assets                       99,701         97,962

Property, plant and equipment, net               34,954         34,249
Investments in affiliates                        10,996         10,880
Deferred income taxes                             4,585          4,559
Intangible pension asset                          4,779          4,779
Other assets                                      8,140          6,326
                                               --------       --------
                                               $163,155       $158,755
                                               --------       --------
                                               --------       --------

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable                                $    179       $    169
  Accounts payable                               13,493         12,834
  Accrued liabilities                            18,354         16,618
                                               --------       --------
      Total current liabilities                  32,026         29,621

  Long-term debt                                 19,940         19,944
  Accrued retirement benefits                    35,469         35,393
                                               --------       --------
                                                 87,435         84,958

Shareholders' Equity:
  Common stock                                   11,653         11,653
  Retained earnings                              79,847         77,424
  Foreign currency translation adjustment         4,737          6,060
  Minimum pension liability adjustment           (3,708)        (3,708)
                                               --------       --------
                                                 92,529         91,429
  Less treasury stock, at cost                   16,809         17,632
                                               --------       --------

  Total shareholders' equity                     75,720         73,797
                                               --------        --------
                                               $163,155       $158,755
                                               --------       --------
                                               --------       --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                               TWIN DISC, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         December 31            December 31

                                      1997      1996         1997       1996
                                      ----      ----         ----       ----

Net sales                           $53,994   $45,496     $101,874    $86,437
Cost of goods sold                   41,744    34,516       79,688     66,770
                                    -------   -------      -------    -------
                                     12,250    10,980       22,186     19,667
Marketing, engineering and
  administrative expenses             8,797     7,674       16,227     14,734
Interest expense                        383       495          759        975
Other (income) and expense, net        (497)     (104)        (609)    (1,084)
                                    -------   -------       -------   -------
                                      8,683     8,065        16,377    14,625
                                    -------   -------       -------   -------

Earnings before income tax            3,567     2,915        5,809      5,042
Income taxes                          1,451     1,173        2,337      2,168
                                    -------   -------       -------   -------
     Net earnings                   $ 2,116   $ 1,742       $ 3,472   $ 2,874
                                    -------   -------       -------   -------
                                    -------   -------       -------   -------

Dividends per share                 $  .190   $  .175       $  .380   $  .350

Earnings per share data:

  Basic earnings per share          $   .75   $   .63       $  1.23   $  1.04

  Diluted earnings per share        $   .73   $   .62       $  1.21   $  1.03

Shares outstanding data:
  Average shares outstanding          2,834     2,779         2,822     2,778
  Dilutive stock options                 65        21            57        23
                                    -------   -------       -------   -------
  Fully diluted shares                2,899     2,800         2,879     2,801
                                    -------   -------       -------   -------
                                    -------   -------       -------   -------

Translation component of equity
  Balance - beginning of the
    period                          $ 5,806   $ 9,810      $ 6,060    $ 9,706
  Translation adjustment             (1,069)     (248)      (1,323)      (144)

                                    -------   -------      -------    -------

  Balance - end of the period       $ 4,737    $9,562      $ 4,737    $ 9,562
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Amounts in thousands except per share data. Per share figures are based on shares outstanding data.
The notes to consolidated financial statements are an integral part of this statement.

                            TWIN DISC, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Six Months Ended
                                                       December 31
                                                   1997          1996
                                                   ----          ----
Cash flows from operating activities:
  Net earnings                                  $ 3,472       $ 2,874
  Adjustments to reconcile to net cash
     provided by operating activities:
  Depreciation and amortization                   2,608         2,602
  Gain on sale of fixed assets                     (364)         (237)
  Equity in earnings of affiliates                 (461)          363
  Dividends received from affiliate                 270           100
  Net change in working capital,
      excluding cash and debt                     3,575         2,511
                                                -------       -------
                                                  9,100         8,213
                                                -------       -------

Cash flows from investing activities:
  Acquisitions of fixed assets                   (3,355)       (2,354)
  Proceeds from sale of fixed assets                426           431
  Business acquisition                           (1,021)            -
                                                 ------        ------
                                                 (3,950)       (1,923)
                                                 ------        ------

Cash flows from financing activities:
  Increase (decrease) in notes payable, net          15        (1,046)
  Treasury stock activity                           850            59
  Dividends paid                                 (1,076)         (972)
                                                 ------        ------
                                                   (211)       (1,959)
                                                 ------        ------
Effect of exchange rate changes on cash            (216)          (28)
                                                 ------        ------
  Net change in cash and cash equivalents         4,723         4,303

Cash and cash equivalents:
  Beginning of period                             8,983         2,043
                                                 ------        ------
  End of period                                 $13,706       $ 6,346
                                                 ------        ------
                                                 ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       December 31       June 30
                                          1997             1997
                                       -----------      ---------
Inventories:
   Finished parts                        $39,605         $38,713
   Work in process                         4,556           5,997
   Raw materials                           3,248           3,134
                                         -------         -------
                                         $47,409         $47,844
                                         -------         -------

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

At December 31, 1997 the Company has accrued approximately $1,350,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

D.     Earnings Per Share

During the second quarter, the Company adopted Statement of Financial Accounting Standards (FAS) 128 "Earnings Per Share", which establishes new standards for reporting earnings per share. The earnings per share computations for prior periods have been restated to conform with the provisions of FAS 128.

                      MANAGEMENT DISCUSSION AND ANALYSIS

Net sales were up 19 percent for the quarter and 18 percent for the six months compared to the same periods last year. The improvement was widespread with increases at most operations. The greatest dollar increase was at our domestic manufacturing operation with higher shipments of power shift transmissions for specialty trucks and agricultural tractors and greater sales of power take-offs for irrigation being the principal components. Shipments of marine transmissions for pleasure craft applications and torque converters used in construction equipment provided most of the increase reported by our Belgian subsidiary for the quarter.

With the exception of our marketing subsidiary in Singapore which has been adversely impacted by the Asian economic crisis, shipments from our distribution operations around the world were up nicely. The most significant gains were in the U.S. and Europe. However, the weakening of local currencies overseas against the dollar has put pressure on margins and earnings from the distribution operations generally are down from a year ago.

The consolidated gross margin percentage improved from the seasonally low first quarter but was down slightly from the strong quarter reported last year. Most of the decline was at our domestic manufacturing operation and, as mentioned previously, the overseas distribution subsidiaries. Domestic manufacturing productivity has not declined, but cost of sales as a percent of sales increased due to a shift in product mix and lower production activity related to our inventory reduction. There was a slight improvement in manufacturing margins overseas.

Marketing, engineering, and administrative expenses for the quarter and year-to-date were down as a percent of sales, but absolute expense increased. For the quarter, the major components of the 15 percent increase were one-time acquisition costs and on-going operating expenses of our new subsidiary in Western Canada and a provision for bad debts made at one of our marketing subsidiaries. Interest expense was down from a year ago as domestic short-term debt was repaid during the second half of last fiscal year.

Working capital has fluctuated within a narrow range for the past year and ended the quarter at $67.7 million, essentially unchanged from the prior period. The current ratio, at 3.1 and still high by historical standards, was slightly lower than the prior year-end. Accounts receivable collections and inventory turnover, representing the two primary components of working capital, both improved during the quarter. The receivable balance was stable on a significantly higher sales volume, and inventory dropped to its lowest level in years, about $3 million below the previous quarter. Cash flows from operating activities for the six months have exceeded those required for investing and financing activities and have provided an increase in the cash balance. Our balance sheet remains strong, and we continue to have liquidity sufficient for our near-term needs.

                                 OTHER INFORMATION



There were no reports on Form 8-K during the three months ended December 31, 1997. The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

There were no securities of the Company sold by the Company during the three months ended December 31, 1997 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

At the Annual Meeting of Shareholders held October 17, 1997, the number of votes cast for, against or abstentions with respect to each matter were as follows:


1.    Election of Directors:

      a)  To serve until Annual Meeting in 2000:

          Michael H. Joyce      For:  2,506,310    Authority withheld:  5,184
          Richard T. Savage     For:  2,506,739    Authority withheld:  4,755
          George E. Wardeberg   For:  2,506,871    Authority withheld:  4,623

2. Election of the firm of Coopers & Lybrand L.L.P. as independent public auditors to examine the accounts for the fiscal year of 1998:

          For:  2,500,375       Against:  3,690    Abstain:  7,429

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


  February 9, 1998                        /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of December 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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


/s/
------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
January 8, 1997

[TYPE]     EX-15
                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE: Twin Disc, Incorporated

We are aware that our report dated January 8, 1997 on our review of interim financial information of Twin Disc, Incorporated for the three and six-month periods ended December 31, 1997 and 1996 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive
Stock Option Plan and Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors). Pursuant to
Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/S/
---------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
January 23, 1998