Form 10-Q
period 1998-03-31
TWIN DISC INC
filed 1998-05-04
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998            Commission File Number  1-7635

                             TWIN DISC, INCORPORATED

             (Exact name of registrant as specified in its charter)

         Wisconsin                                               39-0667110
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                                Identification
No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                           (Zip  Code)

Registrant's telephone number, including area code            (414)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At March 31, 1998, the registrant had 2,844,834 shares of its common stock outstanding.

FINANCIAL STATEMENTS
                               TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                March 31       June 30
                                                  1998           1997
                                                  ----           ----
Assets
Current assets:
  Cash and cash equivalents                    $  6,229       $  8,983
  Trade accounts receivable, net                 29,429         32,428
  Inventories                                    51,592         47,844
  Deferred income taxes                           3,491          3,491
  Other                                           3,464          5,216
                                               --------       --------
      Total current assets                       94,205         97,962

Property, plant and equipment, net               35,769         34,249
Investments in affiliates                        10,577         10,880
Deferred income taxes                             4,650          4,559
Intangible pension asset                          4,779          4,779
Other assets                                     16,112          6,326
                                               --------       --------
                                               $166,092       $158,755
                                               --------       --------
                                               --------       --------

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable                                $    256       $    169
  Accounts payable                               13,747         12,834
  Accrued liabilities                            20,150         16,618
                                               --------       --------
      Total current liabilities                  34,153         29,621

  Long-term debt                                 19,943         19,944
  Accrued retirement benefits                    35,487         35,393
                                               --------       --------
                                                 89,583         84,958

Shareholders' Equity:
  Common stock                                   11,653         11,653
  Retained earnings                              81,682         77,424
  Foreign currency translation adjustment         3,456          6,060
  Minimum pension liability adjustment           (3,708)        (3,708)
                                               --------       --------
                                                 93,083         91,429
  Less treasury stock, at cost                   16,574         17,632
                                               --------       --------

    Total shareholders' equity                   76,509         73,797
                                               --------        --------
                                               $166,092       $158,755
                                               --------       --------
                                               --------       --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                               TWIN DISC, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                         March 31                 March 31
                                      1998      1997         1998       1997
                                      ----      ----         ----       ----
Net sales                           $49,029   $49,204     $150,903   $135,641
Cost of goods sold                   36,219    37,480      115,907    104,250
                                    -------   -------      -------    -------
                                     12,810    11,724       34,996     31,391
Marketing, engineering and
  administrative expenses             8,246     7,819       24,473     22,553
Interest expense                        376       443        1,135      1,418
Other (income) and expense, net          38       133         (571)      (951)
                                    -------   -------       -------   -------
                                      8,660     8,395       25,037     23,020
                                    -------   -------       -------   -------

Earnings before income tax            4,150     3,329        9,959      8,371
Income taxes                          1,766     1,413        4,103      3,581
                                    -------   -------       -------   -------
     Net earnings                   $ 2,384   $ 1,916     $  5,856   $  4,790
                                    -------   -------       -------   -------
                                    -------   -------       -------   -------

Dividends per share                 $  .190   $  .175       $  .570   $  .525

Earnings per share data:

  Basic earnings per share          $   .84   $   .69       $  2.07   $  1.73

  Diluted earnings per share        $   .82   $   .68       $  2.03   $  1.71

Shares outstanding data:
  Average shares outstanding          2,842     2,783         2,829     2,780
  Dilutive stock options                 57        34            54        27
                                    -------   -------       -------   -------
  Fully diluted shares                2,899     2,817         2,883     2,807
                                    -------   -------       -------   -------
                                    -------   -------       -------   -------

Translation component of equity
  Balance - beginning of the
    period                          $ 4,737   $ 9,562      $ 6,060    $ 9,706
  Translation adjustment             (1,281)   (2,197)      (2,604)    (2,341)
                                    -------   -------      -------    -------

  Balance - end of the period       $ 3,456   $ 7,365      $ 3,456    $ 7,365
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Amounts in thousands except per share data. Per share figures are based on shares outstanding data.
The notes to consolidated financial statements are an integral part of this statement.

                            TWIN DISC, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Nine Months Ended
                                                         March 31
                                                   1998          1997
                                                   ----          ----
Cash flows from operating activities:
  Net earnings                                  $ 5,856       $ 4,790
  Adjustments to reconcile to net cash
     provided by operating activities:
  Depreciation and amortization                   4,065         3,754
  Gain on sale of fixed assets                     (360)         (239)
  Equity in (earnings) losses of affiliates        (509)          560
  Dividends received from affiliate                 270           200
  Net change in working capital,
      excluding cash and debt, and other         (4,938)        6,289
                                                -------       -------

                                                  4,384        15,354
                                                -------       -------

Cash flows from investing activities:
  Acquisitions of fixed assets                   (5,825)       (3,264)
  Proceeds from sale of fixed assets                426           436
  Business acquisition                           (1,021)            -
                                                 ------        ------
                                                 (6,420)       (2,828)
                                                 ------        ------

Cash flows from financing activities:
  Increase (decrease) in notes payable, net          99        (5,145)
  Treasury stock activity                         1,076           118
  Dividends paid                                 (1,616)       (1,460)
                                                 ------        ------
                                                   (441)       (6,487)
                                                 ------        ------
Effect of exchange rate changes on cash            (277)         (279)
                                                 ------        ------
  Net change in cash and cash equivalents        (2,754)        5,760

Cash and cash equivalents:
  Beginning of period                             8,983         2,043
                                                 ------        ------
  End of period                                 $ 6,229       $ 7,803
                                                 ------        ------
                                                 ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                        March 31         June 30
                                          1998             1997
                                       -----------      ---------
       Inventories:
           Finished parts                $43,246         $38,713
           Work in process                 4,918           5,997
           Raw materials                   3,428           3,134
                                         -------         -------
                                         $51,592         $47,844
                                         -------         -------

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

At March 31, 1998 the Company has accrued approximately $1,350,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

D.     Earnings Per Share

During the second quarter, the Company adopted Statement of Financial Accounting Standards (FAS) 128 "Earnings Per Share", which establishes new standards for reporting earnings per share. The earnings per share computations for prior periods have been restated to conform with the provisions of FAS 128.

                        MANAGEMENT DISCUSSION AND ANALYSIS

Consolidated sales were off from the third quarter last year but about 11 percent ahead for the nine months. Net earnings were almost 25 percent higher than last year's third quarter as a result of the higher sales and improved margins overseas.

The contract with a European vehicle manufacturer was completed early in the quarter and caused a decline in net sales. Offsetting some of that reduction were higher domestic shipments of power take-offs, aftermarket renewal parts, and Arneson surface drives. In addition, sales from our Belgian manufacturing subsidiary were up considerably due to improved demand for lower horsepower marine transmissions used in pleasure craft applications and torque converters for light construction equipment. As discussed below, the stronger dollar helped boost margins, but it served to reduce the dollar value of the sales reported by that operation.

The changes in sales and earnings of our marketing subsidiaries were mixed. Sales generally were up domestically, stable in Europe and down in the Pacific Basin. Earnings generally followed the same pattern but with less improvement domestically. Competitive pressure caused by the stronger dollar and the Asian economic crisis were the principal causes of the declines in Australia and Singapore.

The gross margin for the quarter showed significant improvement with all of the gains attributed to our European manufacturing operation. Increases in production activity since last year at that facility have provided for a significant component of the improved profitability. Also, since a large portion of the sales from that subsidiary are dollar denominated, the stronger dollar has positively impacted its margins. Domestic margins were comparable to a year ago.

Marketing, engineering and administrative expenses increased slightly from the level of last year's third quarter. Most of the change was due to increased product development and sales promotion expense. Interest expense was down about 15 percent from a year ago due to reduction in domestic short-term borrowing and the absence of the accrual made last year for a possible tax adjustment.

Working capital declined by about 10 percent during the quarter primarily due to pension plan contributions made in advance of their normal due dates.
These earlier contributions will help improve the plan funding levels and are responsible for most of the increase in Other Assets. Accounts receivable declined to its lowest level in two years, but inventory increased by $4 million from the previous quarter primarily as a result of increased material in Europe to serve the higher marine transmission demand. As a result of the factors cited above, the current ratio declined to 2.8 compared to 3.1 at the end of the previous quarter. For the nine months, the cash flow from earnings and depreciation was more than needed to fund fixed asset purchases and dividends. Although cash reserves were used to provide for the pension contributions mentioned earlier, we continue to maintain a strong balance sheet and believe we have liquidity sufficient to meet our near-term needs.

The company has assessed the potential impact of the Year 2000 date change on its business systems. With the change to a new information system for domestic operations in late 1995 and a similar update currently being implemented at its Belgian manufacturing subsidiary, the Company's system will be prepared to handle the century date change. Testing of these systems will occur in fiscal year 1999. Other network systems either are already capable of handling the date change, or will be as updates are completed in 1998. The Company's other subsidiary's systems are already Year 2000 compliant, or have upgrades scheduled for completion during 1998 that will achieve compliance. The remaining costs of complying with the Year 2000 requirements are not expected to be significant.

                              OTHER INFORMATION


Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the three months ended March 31, 1998. The financial statements included herein have been subjected to a limited review by Coopers & Lybrand L.L.P., the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended March 31, 1998 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4
(2) of the Act.

Item 5.     Other Information.

On April 17, 1998, the Board of Directors of the Company at its regular meeting approved the extension of the benefits afforded by the Company's existing shareholder rights plan by adopting a new shareholder rights agreement. The new agreement, like the existing agreement, is intended to promote continuity and stability, deter coercive and partial offers which will not provide fair value to all shareholders and enhance the Board of Directors' ability to represent all shareholders and thereby maximize shareholder values.

Pursuant to the new Rights Agreement between the Company and Firstar Trust Company, as Rights Agent (the "1998 Rights Agreement"), one Right will be issued for each share of Common Stock outstanding upon the close of business on June 30, 1998. Each of the new Rights will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Preferred Stock of the Company, no par value, at a price of $160 per one one-hundredth of a share. The Rights generally will not become exercisable unless and until, among other things, any person acquires 15% or more of the outstanding stock of the Company. The new Rights are redeemable under certain circumstances at $.05 per Right and will expire, unless earlier redeemed, on June 30, 2008.

The description and terms of the new Rights are set forth in the 1998 Rights Agreement, a copy of which is filed herewith and is incorporated by reference.


Item 6.     Exhibits.

     (a) Exhibit No.               Exhibit                       Page
         -----------               -------                       ----
            4          Rights Agreement dated as of April         11
                       17, 1998 between the Registrant and
                       Firstar Trust Company, which includes
                       as Exhibit A thereto, the Form of
                       Rights Certificate.

           99          News Release of Twin Disc, Incorporated    59
                       dated April 17, 1998.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)



        May 4, 1998                       /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three and nine-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Milwaukee, Wisconsin
April 10, 1998

[TYPE]     EX-15

                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
Washington, D.C.

RE: Twin Disc, Incorporated

We are aware that our report dated April 10, 1998 on our review of interim financial information of Twin Disc, Incorporated for the three and nine-month periods ended March 31, 1998 and 1997 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive Stock Option Plan and Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors). Pursuant to
Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/S/
---------------------------------------
Coopers & Lybrand

Milwaukee, Wisconsin
April 29, 1998