Form 10-K
period 1998-06-30
TWIN DISC INC
filed 1998-09-28
CIK 100378

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                     FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       --------------------------------------
                       For the Fiscal Year Ended June 30, 1998
                           Commission File Number 1-7635
                              TWIN DISC, INCORPORATED
-----------------------------------------------------------------------------
               (Exact Name of Registrant as Specified in its Charter)
                Wisconsin                                    39-0667110
----------------------------------------       ------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

1328 Racine Street, Racine, Wisconsin                       53403
----------------------------------------       ------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including area code       (414) 638-4000

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class             Name of each exchange on which registered:
Common stock, no par value                   New York Stock Exchange
--------------------------         ------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, no par value
-----------------------------------------------------------------------------
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes   X    No
                                                            -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

At September 2, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was $51,020,893. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At September 2, 1998, the registrant had 2,835,184 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The incorporated portions of such documents being specifically identified in the applicable Items of this Report.

Portions of the Annual Report to Shareholders for the year ended June 30, 1998 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 1998 are incorporated by reference into Parts I, III and IV.

PART  I

Item 1. Business

Twin Disc designs, manufactures and sells heavy duty off-highway power transmission equipment. Products offered include: hydraulic torque converters; power-shift transmissions; marine transmissions and surface drives; universal joints; gas turbine starting drives; power take-offs and reduction gears; industrial clutches; fluid couplings and control systems. The Company sells its product to customers primarily in the construction equipment, industrial equipment, government, marine, energy and natural resources and agricultural markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. There have been no significant changes in products or markets since the beginning of the fiscal year. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Ten customers accounted for approximately 47% of the Company's consolidated net sales during the year ended June 30, 1998. Two customers, Caterpillar Inc. and Sewart Supply, Inc., each accounted for approximately 11% of consolidated net sales in 1998.

Unfilled open orders for the next six months of $54,225,000 at June 30, 1998 compares to $76,429,000 at June 30, 1997. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

Management recognizes that there are attendant risks that foreign governments may place restrictions on dividend payments and other movements of money, but these risks are considered minimal due to the political relations the United States maintains with the countries in which the Company operates or the relatively low investment within individual countries. The Company's business is not subject to renegotiation of profits or termination of contracts at the election of the Government.

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $3,104,000, $3,050,000 and $2,457,000 in 1998, 1997 and 1996, respectively. Total engineering and development costs were $8,833,000, $8,288,000 and $6,998,000 in 1998, 1997 and
1996, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 1998 was 1,078.

A summary of financial data by geographic area for the years ended June 30, 1998, 1997 and 1996 appears in Note I to the consolidated financial statements on pages 35 through 36 of the 1998 Annual Report to Shareholders, which financial statements are incorporated by reference in this Form 10-K Annual Report in Part II.

Item 2.Properties

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A. and one in Nivelles, Belgium. The aggregate floor space of these three plants approximates 677,000 square feet. One of the Racine facilities includes office space which is the location of the Company's corporate headquarters.

The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:


Jacksonville, Florida, U.S.A.       Brisbane, Queensland, Australia

Miami, Florida, U.S.A.              Perth, Western Australia, Australia

Loves Park, Illinois, U.S.A.        Auckland, New Zealand

Coburg, Oregon, U.S.A.              Singapore

Seattle, Washington, U.S.A.         Johannesburg, South Africa

                                    Vancouver, British Columbia, Canada

                                    Madrid, Spain

                                    Edmonton, Alberta, Canada

                                    Viareggio, Italy

                                    Shanghai, China

The properties are generally suitable for operations and are utilized in the manner for which they were designed. Manufacturing facilities are currently operating at less than 79% capacity and are adequate to meet foreseeable needs of the Company.

Item 3.  Legal Proceedings

Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

The Company has joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency to conduct a remedial investigation and feasibility study at the Interstate Pollution Control facility in Rockford, Illinois. The consent decree was signed on October 17, 1991, and filed with the federal court in the Northern District of Illinois. The Company's total potential liability on the site cannot be estimated with particularity until completion of the remedial investigation. Based upon current assumptions, however, the Company anticipates potential liability of approximately $535,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

(Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 16, 1998.)

                       Principal Occupation
Name                   Last Five Years                                 Age
------------------     --------------------------------------           --
Michael E. Batten      Chairman, Chief Executive Officer               58

Michael H. Joyce       President-Chief Operating Officer               57

James O. Parrish       Vice President - Finance and Treasurer          58

Philippe O. Pecriaux   Vice President - Europe                         60

Lance J. Melik         Vice President - Corporate Development          55
                       since September 1995; formerly Vice
                       President - Marketing

Executive Officers of the Registrant (continued)

                       Principal Occupation
Name                   Last Five Years                                 Age
------------------     ---------------------------------------         ---
James McIndoe          Vice President - International Marketing        59

Paul A. Pelligrino     Vice President - Engineering since              59
                       April 1996; formerly Chief Engineer
                       of Corporate Engineering

John W. Spano          Vice President - Sales and Marketing            54
                       since September 1995; formerly Director
                       Mobile Market Group, Trinova Corporation
                       since June 1993

Arthur A. Zintek       Vice President - Human Resources                51
                       since January 1998;
                       formerly Vice President Human Resources,
                       Mitsubishi Motor Manufacturing of
                       North America since April 1997; formerly
                       Director of Human Resources,
                       Harley Davidson, Inc. since September 1992

Fred H. Timm           Corporate Controller and Secretary              52
                       since August 1994; formerly Controller
                       and Secretary

Officers are elected annually by the Board of Directors at the first meeting of the Board held after each Annual Meeting of the Shareholders. Each officer shall hold office until his successor has been duly elected, or until he shall resign or shall have been removed from office.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

The dividends per share and stock price range information set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report for the year ended June 30, 1998 are incorporated into this Report by reference.

As of June 30, 1998 there were 774 shareholder accounts. The Company's stock is traded on the New York Stock Exchange. The market price of the Company's common stock as of the close of business on September 2, 1998 was $23.38 per share.

Pursuant to a shareholder rights plan (the "Rights Plan"), on April 17, 1998, the Board of Directors declared a dividend distribution, payable to shareholders of record at the close of business on June 30, 1998, of one Preferred Stock Purchase Right ("Rights") for each outstanding share of Common Stock. The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (or 25% in the case of any person or group which currently owns 15% or more of the shares or who shall become the Beneficial Owner of 15% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an Affiliate or an Associate of such existing holder or by succeeding such a person as trustee of a trust existing on the record date),(an "Acquiring Person"), or 10 business days following the commencement of a tender or exchange offer that would result in the offeror beneficially owning 25% or more of the Common Stock. A person who is not an Acquiring Person will not be deemed to have become an Acquiring Person solely as a result of a reduction in the number of shares of

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters (Continued)

Common Stock outstanding due to a repurchase of Common Stock by the Company until such person becomes beneficial owner of any additional shares of Common Stock. Each Right will entitle shareholders who received the Rights to buy one newly issued unit of one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $160, subject to certain antidilution adjustments. The Company will generally be entitled to redeem the Rights at $.05 per Right at any time prior to 10 business days after a public announcement of the existence of an Acquiring Person. In addition, if (i) a person or group accumulates more than 25% of the Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which the independent directors of the Company determine to be fair to and otherwise in the best interests of the Company and its shareholders and except solely due to a reduction in the number of shares of Common Stock outstanding due to the repurchase of Common Stock by the Company), (ii) a merger takes place with an Acquiring Person where the Company is the surviving corporation and its Common Stock is not changed or exchanged, (iii) an Acquiring Person engages in certain self-dealing transactions, or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1% (e.g., a reverse stock split), each Right (other than Rights held by the Acquiring Person and certain related parties which become void) will represent the right to purchase, at the exercise price, Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price. In addition, if following the public announcement of the existence of an Acquiring Person the Company is acquired in a merger or other business combination transaction, except a merger or other business combination transaction that takes place after the consummation of an offer for all outstanding shares of Common Stock that the independent directors of the Company have determined to be fair, or a sale or transfer of 50% or more of the Company's assets or earning power is made, each Right (unless previously voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. However, the Rights are not intended to prevent a take-over, but rather are designed to enhance the ability of the Board of Directors to negotiate with an acquiror on behalf of all of the shareholders. In addition, the Rights should not interfere with a proxy contest.

The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Company at $.05 per Right prior to 10 business days after the public announcement of the existence of an Acquiring Person.

The news release announcing the declaration of the Rights dividend, dated April 17, 1998, filed as Item 14(a)(3), Exhibits 4(b) of Part IV of the Annual Report on Form 10-K for the year ended June 30, 1998 are hereby incorporated by reference.

Item 6.  Selected Financial Data

The information set forth under the caption "Ten-Year Financial Summary" on pages 44 and 45 of the Annual Report to Shareholders for the year ended June 30, 1998 is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis" on pages 23 through 25 of the Annual Report to Shareholders for the year ended June 30, 1998 is incorporated into this report by reference.

Item 8.  Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 26 through 43 of the Annual Report to Shareholders for the year ended June 30, 1998 are incorporated into this report by reference:

Consolidated Balance Sheets, June 30, 1998 and 1997

Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Report of Independent Accountants

The supplementary data regarding quarterly results of operations set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 1998 is incorporated into this report by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the Registrant, see "Election of Directors" on pages 5 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 1998, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 1998, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Compensation of Executive Officers", "Stock Options","Retirement Income Plan" and "Supplemental Retirement Benefit Plan" on pages 8 through 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 16, 1998 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Executive Selection and Salary Committee Report on Executive Compensation" and "Corporate Performance Graph" is not incorporated by reference and shall not be deemed "filed" as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 16, 1998 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 26 through 43 of the Annual Report to Shareholders for the year ended June 30, 1998 are incorporated by reference into this report in Part II:

Consolidated Balance Sheets, June 30, 1998 and 1997

Consolidated Statements of Operations for the years ended June 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996

Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Report of Independent Accountants

The supplementary data regarding quarterly results of operations under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 1998 is incorporated by reference into this Form in Part II.

Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

(a)(2) Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) for the 3 years ended June 30, 1998:
                                                    Page
                                                    ----
Report of Independent Accountants                    13

Schedule II-Valuation and Qualifying Accounts        14

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

The Report of the Independent Accountants of the Registrant with respect to the above-listed consolidated financial statement schedule appears on page 13 of this Form.

(a)(3) List of Exhibits:  (numbered in accordance with Item 601 of Regulation
S-K)

     2     Not applicable

     3     a)     Articles of Incorporation, as restated October 21, 1988
                  (Incorporated by reference to Exhibit 3(a) of the Company's
                  Form 10-K for the year ended June 30, 1989).

           b)     Corporate Bylaws, amended through June 22, 1998
                  (Incorporated by reference to Exhibit 3(b) of the Company's Form 10-K for the year ended June 30, 1998).

     4 Instruments defining the rights of security holders, including indentures

           a) Form of Rights Agreement dated as of April 17, 1998 by and between the Company and the Firstar Trust Company, as Rights Agent, with Form of Rights Certificate (Incorporated by reference to Exhibits 1 and 2 of the Company's Form 8-A dated May 4, 1998).

           b) Announcement of Shareholder Rights Plan per news release dated April 17, 1998 (Incorporated by reference to Exhibit 99, of the Company's Form 10-Q dated May 4, 1998 ).

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

           f)     *Supplemental Retirement Plan (Incorporated by reference to
                  Exhibit 10(f) of the Company's Form 10-K for the year ended June 30, 1998).

           g) * Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10(f) of the Company's Form 10-K for the year ended June 30, 1993).

           h) * Form of Twin Disc, Incorporated Corporate Short Term Incentive Plan (Incorporated by reference to Exhibit 10(g) Incorporated by reference to Exhibit 10(g) of the Company's Form 10-K for the year ended June 30, 1993).

* Denotes management contract or compensatory plan or arrangement.

    11     Not applicable

    12     Not applicable

    13 Annual Report of the Registrant for the year ended June 30, 1998 is separately filed as Exhibit 13 to this Report (except for those portions of such Annual Report separately incorporated by reference into this Report, such Annual Report is furnished for the information of the Securities and Exchange Commission and shall not be deemed "filed" as part of this Form).

    18     Not applicable

    21     Subsidiaries of the registrant

    22     Not applicable

    23     Consent of Independent Accountants

    24     Power of Attorney

    27 Financial Data Schedule for the year ended June 30, 1998 is separately filed as Exhibit 27 to this report. (This schedule is furnished for the information of the Securities and Exchange Commission and shall not be deemed "filed" for purposes of Section 11 of the Securities Act or Section 18 of the Exchange Act.)

    28     Not applicable

    99     Foreign Affiliate Separate Financial Statements

           a) Niigata Converter Co., Ltd. financial statements for the year ended March 31, 1995 prepared in accordance with Japanese Commercial Code (Incorporated by reference to
                  Exhibit 99(a) of the Company's Form 10-K for the year ended June 30, 1995).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

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

       12
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TWIN DISC, INCORPORATED


                                By   FRED H. TIMM
                                     -------------------------------------
                                     Fred H. Timm, Corporate Controller and
                                     Secretary (Chief Accounting Officer)

September 21, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                           (    By   MICHAEL E. BATTEN
                                     -------------------------------------
                           (          Michael E. Batten, Chairman,
                           (         Chief Executive Officer and Director
                           (
                           (
                           (
September 21, 1998         (    By   MICHAEL H. JOYCE
                                     -------------------------------------
                           (         Michael H. Joyce, President,
                           (         Chief Operating Officer and Director
                           (
                           (
                           (
                           (    By   JAMES O. PARRISH
                                     -------------------------------------
                           (         James O. Parrish, Vice President-
                           (         Finance, Treasurer and Director
                           (         (Chief Financial Officer)

                           (         Paul J. Powers, Director
                           (         Richard T. Savage, Director
September 21, 1998         (         David L. Swift, Director
                           (         Stuart W. Tisdale, Director
                           (         George E. Wardeberg, Director
                           (         David R. Zimmer, Director
                           (
                           (    By   JAMES O. PARRISH
                                     -------------------------------------
                           (         James O. Parrish, Attorney in Fact

               REPORT OF INDEPENDENT ACCOUNTANTS
                         (See Item 14)

          Consolidated Financial Statement Schedule of
            Twin Disc, Incorporated and Subsidiaries




To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

Our audits of the consolidated financial statements referred to in our report dated July 24, 1998 appearing on page 43 of the 1998 Annual Report to Shareholders of Twin Disc, Incorporated and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial schedule listed in the index on page 8 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






                                  PricewaterhouseCoopers LLP



Milwaukee, Wisconsin
July 24, 1998

                   TWIN DISC, INCORPORATED AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                for the years ended June 30, 1998, 1997 and 1996
                                  (In thousands)
                    Balance at     Additions Charged                Balance at
                   Beginning of      to Costs and                     end of
Description           Period           Expenses       Deductions<F1> of Period
-----------        ------------    -----------------  ------------  ----------
1998:

Allowance for
 losses on
 accounts receivable $    538          $    355        $    246      $    647
                     --------          --------        --------      --------
                     --------          --------        --------      --------

Reserve for inventory
 obsolescence           1,013               893             781         1,125
                     --------          --------        --------      --------
                     --------          --------        --------      --------
1997:

Allowance for
 losses on
 accounts receivable $    372          $    267        $    101      $    538
                     --------          --------        --------      --------
                     --------          --------        --------      --------

Reserve for inventory
 obsolescence             926             1,770           1,683         1,013
                     --------          --------        --------      --------
                     --------          --------        --------      --------
1996:

Allowance for
 losses on
 accounts receivable $    408          $     41        $     77      $    372
                     --------          --------        --------      --------
                     --------          --------        --------      --------

Reserve for inventory
 obsolescence           1,581               845           1,500           926
                     --------          --------        --------      --------
                     --------          --------        --------      --------

<F1>Accounts receivable written-off and inventory disposed of during the year and other adjustments.

                                EXHIBIT INDEX

Exhibit                         Description                              Page
-------                         -----------                              ----
3a)     Articles of Incorporation, as restated October 21, 1988
        (Incorporated by reference to Exhibit 3(a) of the Company's
        Form 10-K for the year ended June 30, 1989).                      -

 b)     Corporate Bylaws, as amended through June 22, 1998
        (Incorporated by reference to Exhibit 3(b) of the Company's
        Form 10-K for the year ended June 30, 1998).                      17

4a)     Form of Rights Agreement dated as of April 17, 1998 by and between the Company and the Firstar Trust Company, as Rights
        Agent, with Form of Rights Certificate (Incorporated by
        reference to Exhibits 1 and 2 of the Company's Form 8-A
        dated May 4, 1998).                                               -

 b)     Announcement of Shareholder Rights Plan per news release
        dated April 17, 1998 (Incorporated by reference to Exhibit
        6(a), of the Company's Form 10-Q dated May 4, 1998).              -

        Material Contracts

10a)    The 1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of
        Shareholders held on October 21, 1988).                           -

  b)    The 1988 Non-Qualified Stock Option Plan for Officers, Key
        Employees and Directors (Incorporated reference to Exhibit C of the Proxy Statement for the Annual Meeting of Shareholders
        held on October 21,1988).                                         -

  c)    Amendment to 1988 Incentive Stock Option Plan of Twin Disc,
        Incorporated (Incorporated by reference to Exhibit A of the
        Proxy Statement for the Annual Meeting of Shareholders held
        on October 15, 1993).                                             -

  d)    Amendment to 1988 Non-Qualified Incentive Stock Option Plan for
        Officers, Key Employees and Directors of Twin Disc, Incorporated
        (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 15, 1993). -

  e)    Form of Severance Agreement for Senior Officers and form of
        Severance Agreement for Other Officers (Incorporated by reference to Exhibit 10(c) and (d), respectively, of the Company's Form
        10-K for the year ended June 30, 1989).                            -

  f)    Supplemental Retirement Plan (Incorporated by reference to
        Exhibit 10(f) of the Company's Form 10-K for the year ended
        June 30, 1998).                                                    29

  g)    Director Tenure and Retirement Policy (Incorporated by
        reference to Exhibit 10(f) of the Company's Form 10-K for
        the year ended June 30, 1993).                                     -

  h)    Form of Twin Disc, Incorporated Corporate Short Term Incentive
        Plan  (Incorporated by reference to Exhibit 10(g) of the
        Company's Form 10-K for the year ended June 30, 1993).             -

                                EXHIBIT INDEX
                                 (Continued)

Exhibit                         Description                              Page
-------                         -----------                              ----

13      Annual Report of the Registrant for the year ended
        June 30, 1998                                                     36

21      Subsidiaries of the Registrant                                    63

23      Consent of Independent Accountants                                64

24      Power of Attorney                                                 65

27      Financial Data Schedule for the year ended June 30, 1998          66

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