Form 10-Q
period 1998-09-30
TWIN DISC INC
filed 1998-11-12
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1998        Commission File Number  1-7635

                             TWIN DISC, INCORPORATED

             (Exact name of registrant as specified in its charter)

         Wisconsin                                               39-0667110
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                                Identification
No.)


1328 Racine Street, Racine, Wisconsin                                 53403
(Address of principal executive offices)                           (Zip  Code)

Registrant's telephone number, including area code            (414)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At September 30, 1998, the registrant had 2,835,184 shares of its common stock outstanding.

FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               September 30       June 30
                                                   1998            1998
                                                   ----            ----
    Assets
    Current Assets:
      Cash and cash equivalents                  $  3,450        $  5,087
      Trade accounts receivable, net               27,215          28,320
      Inventories                                  53,515          53,280
      Deferred income taxes                         1,987           1,987
      Other                                         5,221           4,906
                                                 --------        --------
          Total current assets                     91,388          93,580

    Property, plant and equipment, net             36,262          35,728
    Investments in affiliates                       9,720          10,356
    Deferred income taxes                           1,128           1,241
    Intangible pension asset                        4,082           4,082
    Other assets                                   15,992          15,967
                                                 --------        --------
                                                 $158,572        $160,954
                                                 --------        --------
                                                 --------        --------

    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $    776        $    276
      Accounts payable                              7,642           9,917
      Accrued liabilities                          18,441          19,360
                                                 --------        --------
          Total current liabilities                26,859          29,553

    Long-term debt                                 19,952          19,949
    Accrued retirement benefits                    29,542          29,457
                                                 --------        --------
                                                   76,353          78,959

    Shareholders' Equity:
    Common stock                                   11,653          11,653
    Retained earnings                              84,723          84,738
    Foreign currency translation adjustment         3,611           3,418
    Minimum pension liability adjustment             (661)           (661)
                                                 --------        --------
                                                   99,326          99,148
      Less treasury stock, at cost                 17,107          17,153
                                                 --------        --------
          Total shareholders' equity               82,219          81,995
                                                 --------        --------
                                                 $158,572        $160,954
                                                 --------        --------
                                                 --------        --------



The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     1998          1997
                                                     ----          ----
Net sales                                          $40,625      $47,880
Cost of goods sold                                  31,405       37,944
                                                   -------      -------
                                                     9,220        9,936
Marketing, engineering and
  administrative expenses                            7,851        7,430
Interest expense                                       377          376
Other income, net                                     (117)        (112)
                                                   -------      -------
                                                     8,111        7,694
                                                   -------      -------

Earnings before income taxes                         1,109        2,242
Income taxes                                           521          886
                                                   -------      -------
  Net earnings                                     $   588      $ 1,356
                                                   -------      -------
                                                   -------      -------

Dividends per share                                $  0.21      $  0.19


Earnings per share data:
  Basic earnings per share                         $  0.21      $  0.48
  Diluted earnings per share                       $  0.21      $  0.47


Shares outstanding data:
  Average shares outstanding                         2,834        2,810
  Dilutive stock options                                28           54
                                                   -------      -------
  Diluted shares outstanding                         2,862        2,864
                                                   -------      -------
                                                   -------      -------

Comprehensive income:
  Net earnings                                     $   588      $ 1,356
  Foreign currency translation adjustment              193         (254)
                                                   -------      -------

  Comprehensive income                             $   781      $ 1,102
                                                   -------      -------
                                                   -------      -------
In thousands of dollars except per share statistics and shares outstanding data.  Per share figures are based on shares outstanding data.
The notes to consolidated financial statements are an integral part of this statement.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     1998          1997
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                                      $  588       $1,356
  Adjustments to reconcile to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                    1,368        1,280
    Gain on sale of fixed assets                       ---         (358)
    Equity in (earnings) losses of affiliates          (52)         123
    Dividends received from affiliate                  250          100
    Net change in working capital,
      excluding cash, and debt, and other           (2,268)        (253)
                                                    ------       ------
                                                      (114)       2,248
                                                    ------       ------
 Cash flows from investing activities:
   Acquisitions of fixed assets                     (1,434)      (1,654)
   Proceeds from sale of fixed assets                  ---          417
   Business acquisition                                ---       (1,059)
                                                    ------       ------
                                                    (1,434)      (2,296)
                                                    ------       ------
Cash flows from financing activities:
  Increase in notes payable, net                       500           46
  Treasury stock activity                               38          781
  Dividends paid                                      (595)        (535)
                                                    ------       ------
                                                       (57)         292
                                                    ------       ------
Effect of exchange rate changes on cash                (32)         (85)
                                                    ------       ------
  Net change in cash and cash equivalents           (1,637)         159

Cash and cash equivalents:
  Beginning of period                                5,087        8,983
                                                    ------       ------
  End of period                                     $3,450       $9,142
                                                    ------       ------
                                                    ------       ------


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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       September 30      June 30
                                           1998            1998
                                       -----------      ---------
       Inventories:
           Finished parts                $44,619         $43,848
           Work in process                 5,016           5,524
           Raw materials                   3,880           3,908
                                         -------         -------
                                         $53,515         $53,280
                                         -------         -------

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

At September 30, 1998 the Company has accrued approximately $1,350,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

                        MANAGEMENT DISCUSSION AND ANALYSIS

Net sales were 15 percent lower than the first quarter a year ago and earnings were down 57 percent. The decline in sales and earnings resulted primarily from the absence of a contract to supply automatic transmissions which was in place during the past two years and was completed last January. Although down from a year ago, the results were better than the normal seasonally low first quarter.

In addition to the lower transmission sales, domestic marine sales were affected by a decline in shipments to the commercial marine markets. Slight increases in surface drives and electronic controls offset a decline in aftermarket sales.

Continuing demand for pleasure craft marine transmissions led to a 15 percent increase in the volume of shipments from the Belgian operation. Sales and earnings of the Company's distribution operations were about even with the same period last year as the benefit of last years' Canadian acquisition and strength in Europe offset declines in the Pacific Rim. That decline, most of which was at the Singapore subsidiary, was due in large part to the stronger dollar and economic crisis in the region.

The consolidated gross margin for the quarter increased approximately two percentage points to 22.7 percent from 20.8 percent for the same period last
year.   Greater production volume and cost control were the key elements of the
increase with most of the improvement coming from European operations.

Marketing, engineering, and administrative expenses for the current period were up about 6 percent from a year ago mainly due to the cost of additional engineering and marketing personnel, and, as a percent of sales, rose four percentage points on the lower sales volume.

There was a slight increase in working capital during the quarter, but the amount was $3 million lower than a year ago as a result of reduced cash and accounts receivable. The current ratio of 3.4 was up from 3.2 a year ago because of a temporary reduction in payables. The inventory increase was in Belgium and commensurate to the operation's increased production activity. Positive cash flows from earnings and depreciation were sufficient to cover capital equipment purchases and dividends. The Company's balance sheet remains strong and continues to provide liquidity sufficient for near-term needs.

The Company has assigned its chief financial officer and information systems manager responsibility for facilitating year 2000 (Y2K) readiness. The project has been divided into the phases of identification, assessment, remediation, and testing. Mainframe and network hardware, operating systems software, and business systems software at the Company's domestic manufacturing operation and all other non-manufacturing subsidiaries are scheduled to be replaced or remediated by December 1998. Currently, some of the business systems are processing actual Y2K transactions. Testing of those changes is ongoing and will be completed by the end of the current fiscal year. Installation and implementation of Y2K ready hardware and software is scheduled for completion at the Company's Belgian manufacturing operation in March 1999, with testing to be completed by fiscal year-end.

A Company-wide inventory of all other systems and equipment (e.g. building and communications control systems, research and production equipment, products) possibly affected by the date change has been completed. Assessment, remediation, and testing of those systems is taking place now and should be completed by February 1999.

During the past five years approximately $4.2 million has been spent for computer hardware and software which will provide the facility to process transactions in the new millennium. No significant additional incremental expenses are expected to be incurred to reach the readiness state. Work has been absorbed by current staff with no appreciable negative impact on other ongoing responsibilities. Approximately 80 percent of the cost has been incurred. In addition, the Company has contacted suppliers and service providers to ensure they are actively involved in a program to address the Y2K issue and provide uninterrupted service to Twin Disc. With the exception of utilities, steps are being taken to provide back-up sourcing for critical suppliers, and contingency plans are being developed to solve internal problems should they occur. If Company efforts are unsuccessful in mitigating the effects of Y2K or if key suppliers are unable to provide their products and services, the Company may be unable to continue normal operations.

At this time, the Company does not expect the reasonably foreseeable consequences of Y2K compliance to have material effects on the Company's business, operations or financial condition. However, Y2K compliance has many elements and potential consequences, some of which may not be foreseeable. Therefore, there can be no assurance that unforeseen circumstances will not arise, or that the Company will not in the future identify equipment or systems which are not Y2K compliant.

                              OTHER INFORMATION


Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the three months ended September 30, 1998. The financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent public auditors, in accordance with professional standards and procedures for such review.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 30, 1998 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section
4 (2) of the Act.

Item 5.     Other Information.

The discussions in this report on Form 10-Q and in the documents incorporated herein by reference, and oral presentations made by or on behalf on the Company contain or may contain various forward-looking statements (particularly those referring to the expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe", "anticipate", "expect" or "intend") that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors which are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in the "Management's Discussion and Analysis".

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



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


                                          /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary

Report of Independent Accountants


Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated July 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/
------------------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 9, 1998

[TYPE]     EX-15

                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

RE: Twin Disc, Incorporated

We are aware that our report dated October 9, 1998 on our review of interim financial information of Twin Disc, Incorporated for the three-month periods ended September 30, 1998 and 1997 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive Stock Option Plan and Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors). Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/S/
---------------------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 27, 1998