Form 10-Q
period 1998-12-31
TWIN DISC INC
filed 1999-02-09
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10 Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1998          Commission File Number 1-7635

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

At December 31, 1998, the registrant had 2,835,184 shares of its common stock outstanding.

FINANCIAL STATEMENTS

                              TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                             December  31      June  30
                                                 1998            1998
                                                 ----            ----
Assets
Current assets:
  Cash and cash equivalents                    $  8,127       $  5,087
  Trade accounts receivable, net                 22,709         28,320
  Inventories                                    56,428         53,280
  Deferred income taxes                           1,987          1,987
  Other                                           5,715          4,906
                                               --------       --------
      Total current assets                       94,966         93,580

Property, plant and equipment, net               36,809         35,728
Investments in affiliates                         9,883         10,356
Deferred income taxes                             1,099          1,241
Intangible pension asset                          4,082          4,082
Other assets                                     15,940         15,967
                                               --------       --------
                                               $162,779       $160,954
                                               --------       --------
                                               --------       --------

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable                                $    283       $    276
  Accounts payable                               10,524          9,917
  Accrued liabilities                            19,702         19,360
                                               --------       --------
      Total current liabilities                  30,509         29,553

  Long-term debt                                 19,955         19,949
  Accrued retirement benefits                    29,621         29,457
                                               --------       --------
                                                 80,085         78,959

Shareholders' Equity:
  Common stock                                   11,653         11,653
  Retained earnings                              83,836         84,738
  Accumulated other comprehensive income          4,312          2,757
                                               --------       --------
                                                 99,801         99,148
  Less treasury stock, at cost                   17,107         17,153
                                               --------       --------

  Total shareholders' equity                     82,694         81,995
                                               --------       --------
                                               $162,779       $160,954
                                               --------       --------
                                               --------       --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                               TWIN DISC, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         December 31            December 31

                                      1998      1997         1998       1997
                                      ----      ----         ----       ----

Net sales                           $40,108   $53,994      $80,733   $101,874
Cost of goods sold                   30,833    41,744       62,239     79,688
                                    -------   -------      -------    -------
                                      9,275    12,250       18,494     22,186
Marketing, engineering and
  administrative expenses             8,964     8,797       16,815     16,227
Interest expense                        375       383          752        759
Other (income) and expense, net         148      (497)          30       (609)
                                    -------   -------      -------    -------
                                      9,487     8,683       17,597     16,377
                                    -------   -------      -------    -------

Earnings (loss)before income tax       (212)    3,567          897      5,809
Income taxes                             79     1,451          600      2,337
                                    -------   -------      -------    -------
     Net earnings (loss)           ($   291)  $ 2,116      $   297    $ 3,472
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Dividends per share                 $  0.21   $  0.19      $  0.42    $  0.38

Earnings per share data:
  Basic earnings (loss) per share  ($  0.10)  $  0.75      $  0.10    $  1.23
  Diluted earnings (loss) per share($  0.10)  $  0.73      $  0.10    $  1.21

Shares outstanding data:
  Average shares outstanding          2,835     2,834        2,835      2,822
  Dilutive stock options                 10        65           18         57
                                    -------   -------      -------    -------
  Diluted shares outstanding          2,845     2,899        2,853      2,879
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Comprehensive income:
  Net earnings (loss)              ($   291)  $ 2,116      $   297    $ 3,472
  Other comprehensive income:
    Foreign currency translation
    adjustment                        1,362    (1,069)       1,555     (1,323)
                                    -------   -------      -------    -------
  Comprehensive income              $ 1,071   $ 1,047      $ 1,852    $ 2,149
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share data statistics. Shares outstanding data is in thousands. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

                            TWIN DISC, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Six Months Ended
                                                       December 31
                                                   1998          1997
                                                   ----          ----
Cash flows from operating activities:
  Net earnings                                  $   297       $ 3,472
  Adjustments to reconcile to net cash
     provided by operating activities:
     Depreciation and amortization                2,835         2,608
     (Gain) loss on sale of fixed assets             45          (364)
     Equity in earnings of affiliates               (82)         (461)
     Dividends received from affiliate              375           270
     Net change in working capital,
       excluding cash and debt                    4,226         3,575
                                                -------       -------
                                                  7,696         9,100
                                                -------       -------

Cash flows from investing activities:
  Acquisitions of fixed assets                   (3,240)       (3,355)
  Proceeds from sale of fixed assets                  -           426
  Business acquisition                             (437)       (1,021)
                                                 ------        ------
                                                 (3,677)       (3,950)
                                                 ------        ------

Cash flows from financing activities:
  Increase in notes payable, net                      2            15
  Treasury stock activity                            38           850
  Dividends paid                                 (1,191)       (1,076)
                                                 ------        ------
                                                 (1,151)         (211)
                                                 ------        ------
Effect of exchange rate changes on cash             172          (216)
                                                 ------        ------
  Net change in cash and cash equivalents         3,040         4,723

Cash and cash equivalents:
  Beginning of period                             5,087         8,983
                                                 ------        ------
  End of period                                 $ 8,127       $13,706
                                                 ------        ------
                                                 ------        ------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.


                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       December 31       June 30
                                          1998             1998
                                       -----------      ---------
Inventories:
   Finished parts                        $48,026         $43,848
   Work in process                         4,369           5,524
   Raw materials                           4,033           3,908
                                         -------         -------
                                         $56,428         $53,280
                                         -------         -------
                                         -------         -------

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

At December 31, 1998 the Company has accrued approximately $1,350,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

                  MANAGEMENT DISCUSSION AND ANALYSIS


Net sales were down 26 percent for the quarter and 21 percent for the six months compared with the same periods last year. Almost all of the decline was experienced at our domestic manufacturing operations. The major shortfall was in our automatic transmission product line due primarily to the absence of the contract with a European truck manufacturer, which was completed last January. The sale of automatic transmissions for use in agricultural tractors also was down considerably from a year ago. Other significant factors in the domestic decline were a fall-off in commercial boat production and lower oil prices, which caused a drop in shipments of the higher horsepower marine transmissions, torque converters, and aftermarket service parts. Aftermarket sales also were impacted adversely by the shorter lead times resulting from improved Twin Disc delivery performance.

Shipments from our Belgian manufacturing operation increased compared with the three- and six-month periods last year as demand for pleasure-craft marine transmissions remained stable and improved for the universal control drives.

Most of the distribution subsidiaries reported lower sales for the quarter compared with a year ago with the largest portion of the decline realized at our operations in Singapore and Australia. While much of the softness can be attributed to the Asian crisis, weak domestic logging, oil, and commercial marine markets also affected sales.

The consolidated gross margin was slightly above the second quarter last year but below the rate established during the last half of fiscal 1998. The deterioration was primarily at our domestic manufacturing operation and resulted from the reduced sales volume. Other components of the higher cost of sales were expenses associated with a salaried staff reduction and a decline in manufacturing productivity during the last month of the quarter. Manufacturing margins overseas improved over a year ago and were comparable with the levels achieved during the second half of last year.

Marketing, engineering, and administrative expenses for the quarter were slightly higher than the second quarter last year but included a small charge for the salaried staff reduction. Interest expense was comparable with a year ago with little change in borrowings. However, interest expense will increase in the second half of the year to reflect an increase in borrowings to fund the acquisitions made early in the third quarter. The change in other income and expense was due to the absence of a gain on the disposal of fixed assets and a decline in the earnings of our affiliates. While individual country statutory income tax rates were unchanged, the effective consolidated rate increased due to the mix of domestic losses and overseas earnings which are taxed at a higher rate.

Working capital was essentially unchanged from the prior period, and the current ratio, down to 3.1, was in line with the ratio at the end of fiscal 1998. Accounts receivable declined with the lower volume and better collection rates, but inventories rose at our Belgian manufacturing operation and both domestic distributors. With the decline in accounts receivable, cash flows from operating activities for the six months exceeded investing and financing requirements and provided an increase in the cash balance. Our balance sheet remains strong, and we continue to have liquidity sufficient for our near-term needs.


Year 2000 Readiness

Updating the report provided in the first quarter, our year 2000 (Y2K) readiness project is proceeding on schedule. Mainframe and network hardware, operating systems software, and business systems software at the Company's domestic manufacturing operation and at most other non-manufacturing subsidiaries has been replaced or remediated, and some of the business systems currently are processing year 2000 transactions. Testing of those changes is ongoing and will be completed by the end of the current fiscal year. Installation and implementation of Y2K ready hardware and software is now scheduled for completion at the Company's Belgian manufacturing operation in the fiscal 1999 fourth quarter.

A Company-wide inventory of all other systems and equipment (e.g. building and communications control systems, research and production equipment, and products) possibly affected by the date change has been completed.
Assessment, remediation, and testing of those systems is taking place now and should be completed during the fiscal 1999 third quarter.

In addition, suppliers and service providers are being contacted to ensure they are actively involved in a program to address the Y2K issue and provide uninterrupted service to Twin Disc. With the exception of utilities, steps are being taken to provide back-up sourcing for critical suppliers, and contingency plans are being developed to solve internal problems as they occur. If Company efforts are unsuccessful in mitigating the effects of Y2K or if key suppliers are unable to provide their products and services, the Company may be unable to continue normal operations.

                                 OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K and two reports on Form S-8 during the three months ended December 31, 1998. The financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent public accountants, in accordance with professional standards and procedures for such review.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended December 31, 1998 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

Item 5.     Other Information.

At the Annual Meeting of Shareholders held October 16, 1998, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1.    Election of Directors:

      a)  To serve until Annual Meeting in 2001:

          James O. Parrish   For:  2,024,187    Authority withheld:  275,969
          Paul J. Powers     For:  2,024,041    Authority withheld:  276,115
          John A. Mellowes   For:  2,021,728    Authority withheld:  278,428

2.    Approval of the Qualified Incentive Compensation Plan for Qualified

      Management Personnel:

          For:  1,742,861    Against:  312,050  Abstain:  28,128

3.    Approval of Non-Qualified Stock Option Plan for Non-Employee Directors:

          For:  2,007,210    Against:   42,304  Abstain:  33,525

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



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


                                          /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary

Report of Independent Accountants


To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of December 31, 1998, and the related condensed consolidated statements of operations for the three and six-month periods ended December 31, 1998 and 1997 and the related condensed consolidated statements of cash flows for the six-month period ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Milwaukee, Wisconsin
January 11, 1999

[TYPE]     EX-15
                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE: Twin Disc, Incorporated

We are aware that our report dated January 11, 1999 on our review of interim financial information of Twin Disc, Incorporated for the three and six-month periods ended December 31, 1998 and 1997 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive
Stock Option Plan; Twin Disc, Incorporated 1988 Non-Qualified Stock
Option Plan for Officers, Key Employees and Directors; Twin Disc, Incorporated 1998 Incentive Compensation Plan; and Twin Disc, Incorporated 1998 Stock Option
Plan for Non-Employee Directors).  Pursuant to Rule 436(c) under the
Securities
Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.


/S/
---------------------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
January 29, 1999