Form 10-Q
period 1999-03-31
TWIN DISC INC
filed 1999-05-13
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999            Commission File Number  1-7635

                             TWIN DISC, INCORPORATED

             (Exact name of registrant as specified in its charter)

         Wisconsin                                               39-0667110
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                                Identification
No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                           (Zip  Code)

Registrant's telephone number, including area code            (414)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At March 31, 1999, the registrant had 2,835,184 shares of its common stock outstanding.

FINANCIAL STATEMENTS
                               TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                March 31       June 30
                                                  1999           1998
                                                  ----           ----
Assets
Current assets:
  Cash and cash equivalents                    $  4,735       $  5,087
  Trade accounts receivable, net                 27,309         28,320
  Inventories                                    60,521         53,280
  Deferred income taxes                           1,987          1,987
  Other                                           6,899          4,906
                                               --------       --------
      Total current assets                      101,451         93,580

Property, plant and equipment, net               39,361         35,728
Investments in affiliates                         7,993         10,356
Deferred income taxes                             1,241          1,241
Intangible pension asset                          4,082          4,082
Other assets                                     31,365         15,967
                                               --------       --------
                                               $185,493       $160,954
                                               --------       --------
                                               --------       --------

Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable                                $ 21,597       $    276
  Accounts payable                               14,624          9,917
  Accrued liabilities                            21,451         19,360
                                               --------       --------
      Total current liabilities                  57,672         29,553

  Long-term debt                                 19,960         19,949
  Accrued retirement benefits                    29,486         29,457
                                               --------       --------
                                                107,118         78,959

Shareholders' Equity:
  Common stock                                   11,653         11,653
  Retained earnings                              81,459         84,738
  Accumulated other comprehensive income          2,370          2,757
                                               --------       --------
                                                 95,482         99,148
  Less treasury stock, at cost                   17,107         17,153
                                               --------       --------

    Total shareholders' equity                   78,375         81,995
                                               --------        --------
                                               $185,493       $160,954
                                               --------       --------
                                               --------       --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                               TWIN DISC, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                         March 31                 March 31
                                      1999      1998         1999       1998
                                      ----      ----         ----       ----
Net sales                           $41,139   $49,029     $121,872   $150,903
Cost of goods sold                   33,823    36,219       96,061    115,907
                                    -------   -------      -------    -------
                                      7,316    12,810       25,811     34,996
Marketing, engineering and
  administrative expenses             8,488     8,246       25,303     24,473
Interest expense                        573       376        1,325      1,135
Other (income) and expense, net         273        38          304       (571)
                                    -------   -------       -------   -------
                                      9,334     8,660       26,932     25,037
                                    -------   -------       -------   -------

Earnings (loss) before income tax    (2,018)    4,150       (1,121)     9,959
Income taxes                           (236)    1,766          364      4,103
                                    -------   -------       -------   -------
     Net earnings (loss)            ($1,782)  $ 2,384      ($1,485)   $ 5,856
                                    -------   -------       -------   -------
                                    -------   -------       -------   -------

Dividends per share                 $  0.21   $  0.19       $ 0.63    $  0.57

Earnings per share data:
  Basic earnings (loss) per share  ($  0.63)  $  0.84      ($ 0.52)   $  2.07
  Diluted earnings (loss) per share($  0.63)  $  0.82      ($ 0.52)   $  2.03

Shares outstanding data:
  Average shares outstanding          2,835     2,842         2,835     2,829
  Dilutive stock options                  4        57            13        54
                                    -------   -------       -------   -------
  Diluted shares outstanding          2,839     2,899         2,848     2,883
                                    -------   -------       -------   -------
                                    -------   -------       -------   -------

Comprehensive income (loss):
  Net earnings (loss)              ($ 1,782) $  2,384     ($ 1,485)  $  5,856
  Other comprehensive income (loss):
    Foreign currency
      translation adjustment         (1,942)   (1,281)        (387)    (2,604)
                                    -------   -------      -------    -------

  Comprehensive income (loss)      ($ 3,724)  $ 1,103     ($ 1,872)   $ 3,252
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Amounts in thousands except per share data. Per share figures are based on shares outstanding data.
The notes to consolidated financial statements are an integral part of this statement.

                            TWIN DISC, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                    Nine Months Ended
                                                         March 31
                                                   1999           1998
                                                   ----           ----
Cash flows from operating activities:
  Net earnings (loss)                          ($ 1,485)       $ 5,856
  Adjustments to reconcile to net cash
     provided by operating activities:
  Depreciation and amortization                   4,654          4,065
  (Gain) loss on sale of fixed assets                35           (360)
  Gain on partial sale of affiliate              (1,371)            --
  Equity in (earnings) losses of affiliates       1,191           (509)
  Dividends received from affiliate                 625            270
  Net change in working capital,
      excluding cash, debt, and other             4,334         (4,938)
                                                -------        -------

                                                  7,983          4,384
                                                -------        -------

Cash flows from investing activities:
  Acquisitions of fixed assets                   (4,873)        (5,825)
  Proceeds from sale of fixed assets                 17            426
  Business acquisitions                         (16,340)        (1,021)
                                                 ------         ------
                                                (21,196)        (6,420)
                                                 ------         ------

Cash flows from financing activities:
  Increase in notes payable, net                 14,721             99
  Treasury stock activity                            38          1,076
  Dividends paid                                 (1,786)        (1,616)
                                                 ------         ------
                                                 12,973           (441)
                                                 ------         ------
Effect of exchange rate changes on cash            (112)          (277)
                                                 ------         ------
  Net change in cash and cash equivalents          (352)        (2,754)

Cash and cash equivalents:
  Beginning of period                             5,087          8,983
                                                 ------         ------
  End of period                                 $ 4,735        $ 6,229
                                                 ------         ------
                                                 ------         ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                        March 31         June 30
                                          1999             1998
                                       -----------      ---------
Inventories:
   Finished parts                        $48,449         $43,848
   Work in process                         6,684           5,524
   Raw materials                           5,388           3,908
                                         -------         -------
                                         $60,521         $53,280
                                         -------         -------
                                         -------         -------

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

At March 31, 1999 the Company has accrued approximately $1,350,000, which represents the best estimate available for the possible losses. This amount has been accrued over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

D.  ACQUISITIONS

During the third fiscal quarter ended March 31, 1999, the Company completed two acquisitions which significantly broadened existing industrial and marine product lines and strengthened the Company's global market position.

In January, the Company purchased the mechanical power take-off product line manufactured by Rockford Powertrain, Inc. for approximately $13.5 million. This transaction resulted in goodwill of approximately $11 million.

In February, the Company purchased Technodrive S.p.A. of Decima, Italy for approximately $3.9 million, resulting in goodwill of approximately $2.9 million. Technodrive manufactures industrial power take-offs, clutches, hydraulic pump mount drives and marine transmissions.

E. PARTIAL SALE OF AFFILIATE

In March, the Company sold a portion of its investment in Niigata Converter Co., LTD. As a result, a pre-tax gain of approximately $1,371,000 was recorded in the third fiscal quarter. The sale reduced the Company's ownership from 25% to 19.5%.

                  MANAGEMENT DISCUSSION AND ANALYSIS

Third quarter net sales were slightly higher than the previous period due to the two acquisitions made early in the quarter. However, compared with a year ago, sales were down 16 percent for the quarter and 19 percent for the nine months. Net losses for the period primarily resulted from restructuring actions taken to position the Company for the current cyclical downturn.

While some of our distribution subsidiaries reported revenue improvements, sales were off last years' pace at most operations. Our domestic manufacturing operation was especially hard hit as weak worldwide demand for key commodities adversely affected many of our customers. Demand for marine products used in commercial boat production and repair was down sharply, partially due to low oil prices, and demand from the marine pleasure craft market moderated somewhat. Other product lines were affected similarly but not to the same extent as marine. There continues to be very weak demand for replacement parts which, combined with our reduced delivery lead times, has slowed recovery and caused a considerable reduction in sales of the higher margin service parts. The acquisition of the net assets of Technodrive S.p.A., completed in February, and integration of the newly acquired mechanical power take-off product line into our Racine facilities, added both sales and earnings for the period.

Sales and earnings of most of our marketing subsidiaries were down from a year ago with the most significant declines continuing to be recorded at operations in Singapore and Australia. Competitive pressure caused by the stronger dollar and the Asian economic crisis were the principal causes of the weakness.

The gross margin for the quarter declined to 18 percent, its lowest level in five years, as a result of workforce restructuring expense, lower sales volume and the related decline in production efficiency. There were productivity declines in both domestic and overseas manufacturing operations. Domestically, there was a voluntary separation program for manufacturing associates which increased cost and dampened productivity. In Belgium, the work-week was shortened through the use of a government sponsored layoff program, and there was a salaried staff reduction consistent with the decline in sales volume. The cost of those restructuring actions included in the quarter accounted for about one-third of the after-tax loss.

Marketing, engineering and administrative expense was slightly higher than last year with the addition of Technodrive; but, as a result of cost control and the second quarter domestic salaried staff reduction, it was down 5 percent from the second fiscal quarter. Interest expense was about 50 percent higher than a year ago due to acquisition related debt of about $21 million. There also was a reduction in the average interest rate with the addition of lower-cost, short-term borrowing. The change in Other expense from last year is primarily an increase in currency exchange losses. Also netted in that line item are the current operating losses of our Japanese affiliate and the gain recognized on the sale of a portion of that joint venture holding. While that pre-tax net loss was negligible, different tax treatment of the components resulted in an approximate $500,000 loss after tax and caused the low effective tax rate reported for the quarter.

As a result of the significant additional short-term borrowing, working capital dropped by about one-third to $44 million; and the current ratio fell to 1.8 from 3.1 at the end of December. The large increase in Other assets is principally goodwill associated with the two acquisitions completed during the quarter. Accounts receivable rose from the previous quarter-end due to the Technodrive acquisition but remains below the level at last year-end. In addition to the inventory from acquisitions during the past quarter, levels have risen since year-end as a result of raw material purchased for new and anticipated transmission contracts and a mismatch between product on hand and current demand. For the nine months, cash flow from operating activities, about one-half from working capital, was more than needed to fund fixed asset purchases and dividends. While liquidity was reduced during the quarter, we continue to maintain a strong balance sheet and believe we have liquidity sufficient to meet our near-term needs.

Year 2000 Readiness

Updating the reports provided in prior quarters, our year 2000 (Y2K) readiness project is proceeding on schedule. Mainframe and network hardware, operating systems software, and business systems software at the Company's domestic manufacturing operation and at most other non-manufacturing subsidiaries has been replaced or remediated, and some of the business systems currently are processing actual transactions for 2000. Testing of those changes is ongoing and will be completed by the end of the current fiscal year. Installation and implementation of Y2K ready hardware and software is now scheduled for completion at the Company's Belgian manufacturing operation at the beginning of the new fiscal year.

A Company-wide inventory of all other systems and equipment (e.g. building and communications control systems, research and production equipment, products) possibly affected by the date change has been completed. Assessment, remediation, and testing of those systems is taking place now and should be completed during the fiscal 1999 fourth quarter. The Company believes the expense to be incurred in achieving full compliance will not be material.

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

                                 OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the three months ended March 31, 1999. The financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent public accountants, in accordance with professional standards and procedures for such review.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended March 31, 1999 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

Item 5.     Other Information.

The discussions in this report on Form 10-Q and in the documents incorporated herein by reference, and oral presentations made by or on behalf of the Company contain or may contain various forward-looking statements (particularly those referring to the expectations as to possible strategic alternatives, future business and/or operations, in the future tense, or using terms such as "believe", "anticipate", "expect" or "intend") that involve risks and uncertainties. The Company's actual future results could differ materially from those discussed, due to the factors which are noted in connection with the statements and other factors. The factors that could cause or contribute to such differences include, but are not limited to, those further described in the "Management's Discussion and Analysis".

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



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


                                          /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary

Report of Independent Accountants


To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations for the three and nine-month periods ended March 31, 1999 and 1998 and the related condensed consolidated statements of cash flows for the nine-month period ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Milwaukee, Wisconsin
May 5, 1999

[TYPE]     EX-15
                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE: Twin Disc, Incorporated

We are aware that our report dated May 5, 1999 on our review of interim financial information of Twin Disc, Incorporated for the three and nine-month periods ended March 31, 1999 and 1998 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive
Stock Option Plan; Twin Disc, Incorporated 1988 Non-Qualified Stock
Option Plan for Officers, Key Employees and Directors; Twin Disc, Incorporated 1998 Incentive Compensation Plan; and Twin Disc, Incorporated 1998 Stock Option Plan for Non-Employee Directors).


/S/
---------------------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
May 5, 1999