Form 10-K
period 1999-06-30
TWIN DISC INC
filed 1999-09-22
CIK 100378

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                     FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                       - - - - - - - - - - - - - - - - - - -
                       For the Fiscal Year Ended June 30, 1999
                           Commission File Number 1-7635
                              TWIN DISC, INCORPORATED
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
               (Exact Name of Registrant as Specified in its Charter)
                Wisconsin                                    39-0667110
 - - - - - - - - - - - - - - - - - - - -        - - - - - - - - - - - - - - -
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                      Identification Number)

1328 Racine Street, Racine, Wisconsin                        53403
 - - - - - - - - - - - - - - - - - - - -        - - - - - - - - - - - - - - -
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, including area code        (414) 638-4000

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered:
Common stock, no par value                    New York Stock Exchange
 - - - - - - - - - - - - -          - - - - - - - - - - - - - - - - - - - - -
Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, no par value
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

At September 1, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was $40,983,544. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At September 1, 1999, the registrant had 2,835,334 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The incorporated portions of such documents being specifically identified in the applicable Items of this Report.

Portions of the Annual Report to Shareholders for the year ended June 30, 1999 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 1999 are incorporated by reference into Parts I, III and IV.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Ten customers accounted for approximately 45% of the Company's consolidated net sales during the year ended June 30, 1999. Two customers, Caterpillar Inc. and Sewart Supply, Inc., each accounted for approximately 8% of consolidated net sales in 1999.

Unfilled open orders for the next six months of $39,892,000 at June 30, 1999 compares to $54,225,000 at June 30, 1998. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,505,000, $3,104,000 and $3,050,000 in 1999, 1998 and 1997, respectively. Total engineering and development costs were $7,829,000, $8,833,000 and $8,288,000 in 1999, 1998 and
1997, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 1999 was 1,029.

A summary of financial data by segment for the years ended June 30, 1999, 1998 and 1997 appears in Note I to the consolidated financial statements on pages 31 through 33 of the 1999 Annual Report to Shareholders, which financial statements are incorporated by reference in this Form 10-K Annual Report in
Part II.

Item 2. Properties

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A. and one in Nivelles, Belgium. The aggregate floor space of these three plants approximates 677,000 square feet. One of the Racine facilities includes office space which is the location of the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in Decima, Italy.

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


Coburg, Oregon, U.S.A.
Singapore

Seattle, Washington, U.S.A.
Johannesburg, South Africa

Vancouver, British Columbia, Canada
Madrid, Spain

Edmonton, Alberta, Canada
Viareggio, Italy

Shanghai, China
Chambery, France

The properties are generally suitable for operations and are utilized in the manner for which they were designed. Manufacturing facilities are currently operating at less than 65% capacity and are adequate to meet foreseeable needs of the Company.

Item 3.  Legal Proceedings

Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

The Company has joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency("IEPA") to conduct a remedial investigation and feasibility study at the Interstate Pollution Control facility in Rockford, Illinois. The consent decree was signed on October 17, 1991, and filed with the federal court in the Northern District of Illinois. The Company's total potential liability on the site cannot be estimated with particularity until a final remedy is selected by the IEPA and an allocation scheme is adopted by the parties. Based upon current assumptions, however, the Company anticipates potential liability of approximately $150,000.

The Company has also joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency to conduct a remedial investigation and feasibility study at the MIG\DeWane Landfill in Rockford, Illinois. The consent decree was signed on March 29, 1991, and filed with the federal court in the Northern District of Illinois. The Company's total potential liability on the site cannot be estimated with particularity until a final remedy is selected by the IEPA and an allocation scheme is adopted by the parties. Based upon current assumptions, however, the Company anticipates potential liability of approximately $600,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

(Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 1999.)

                       Principal Occupation
Name                   Last Five Years                                 Age
 - - - - - - - - -     - - - - - - - - - - - - - - - - - - - -         - -
Michael E. Batten      Chairman, Chief Executive Officer               59

Michael H. Joyce       President-Chief Operating Officer               58

James O. Parrish       Vice President - Finance and Treasurer          59

Lance J. Melik         Vice President - Transmission and               56
                       Industrial products since June 1999 and
                       Vice President - Corporate Development
                       since September 1995;
                       formerly Vice President - Marketing

Item 4.  Executive Officers of the Registrant (continued)

                       Principal Occupation
Name                   Last Five Years                                 Age
 - - - - - - - - -     - - - - - - - - - - - - - - - - - - - -         - -
Paul A. Pelligrino     Vice President - Engineering since              60
                       April 1996; formerly Chief Engineer
                       of Corporate Engineering

Henri Claude Fabry     Vice President - Marine and Distribution        53
                       since June 1999; formerly Director of
                       Marketing and Sales, Twin Disc International S.A.
                       since February 1997; formerly Managing
                       Director of Marine Power Europe since 1985

Arthur A. Zintek       Vice President - Human Resources                52
                       since January 1998; formerly Vice President
                       Human Resources, Mitsubishi Motor
                       Manufacturing of North America since April 1997;
                       formerly Director of Human Resources,
                       Harley Davidson, Inc. since September 1992

Fred H. Timm           Corporate Controller and Secretary              53

Officers are elected annually by the Board of Directors at the first meeting of the Board held after each Annual Meeting of the Shareholders. Each officer shall hold office until his successor has been duly elected, or until he shall resign or shall have been removed from office.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
  Matters

The dividends per share and stock price range information set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report for the year ended June 30, 1999 are incorporated into this Report by reference.

As of June 30, 1999 there were 1,138 shareholder accounts. The Company's stock is traded on the New York Stock Exchange. The market price of the Company's common stock as of the close of business on September 1, 1999 was $18.75 per share.

Pursuant to a shareholder rights plan (the "Rights Plan"), on April 17, 1998, the Board of Directors declared a dividend distribution, payable to shareholders of record at the close of business on June 30, 1998, of one Preferred Stock Purchase Right ("Rights") for each outstanding share of Common Stock. The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (or 25% in the case of any person or group which currently owns 15% or more of the shares or who shall become the Beneficial Owner of 15% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an Affiliate or an Associate of such existing holder or by succeeding such a person as trustee of a trust existing on the record date) (an "Acquiring Person"), or 10 business days following the commencement of a tender or exchange offer that would result in the offeror beneficially owning 25% or more of the Common Stock. A person who is not an Acquiring Person will not be deemed to have become an Acquiring Person solely as a result of a reduction in the number of shares of Common Stock outstanding due to a repurchase of Common Stock by the Company until such person becomes beneficial owner of any additional shares of Common Stock. Each Right will entitle shareholders who received

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters (Continued)

the Rights to buy one newly issued unit of one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $160, subject to certain antidilution adjustments. The Company will generally be entitled to redeem the Rights at $.05 per Right at any time prior to 10 business days after a public announcement of the existence of an Acquiring Person. In addition, if (i) a person or group accumulates more than 25% of the Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which the independent directors of the Company determine to be fair to and otherwise in the best interests of the Company and its shareholders and except solely due to a reduction in the number of shares of Common Stock outstanding due to the repurchase of Common Stock by the Company), (ii) a merger takes place with an Acquiring Person where the Company is the surviving corporation and its Common Stock is not changed or exchanged, (iii) an Acquiring Person engages in certain self-dealing transactions, or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1% (e.g., a reverse stock split), each Right (other than Rights held by the Acquiring Person and certain related parties which become void) will represent the right to purchase, at the exercise price, Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price. In addition, if following the public announcement of the existence of an Acquiring Person the Company is acquired in a merger or other business combination transaction, except a merger or other business combination transaction that takes place after the consummation of an offer for all outstanding shares of Common Stock that the independent directors of the Company have determined to be fair, or a sale or transfer of 50% or more of the Company's assets or earning power is made, each Right (unless previously voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on a substantial number of Rights being acquired. However, the Rights are not intended to prevent a take-over, but rather are designed to enhance the ability of the Board of Directors to negotiate with an acquirer on behalf of all of the shareholders. In addition, the Rights should not interfere with a proxy contest.

The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by the Company at $.05 per Right prior to 10 business days after the public announcement of the existence of an Acquiring Person.

The news release announcing the declaration of the Rights dividend, dated April 17, 1998, filed as Item 14(a)(3), Exhibit 4(b) of Part IV of the Annual Report on Form 10-K for the year ended June 30, 1998 is hereby incorporated by reference.

Item 6. Selected Financial Data

The information set forth under the caption "Ten-Year Financial Summary" on pages 42 and 43 of the Annual Report to Shareholders for the year ended June 30, 1999 is incorporated into this report by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a) Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussions of the Company's accounting policies and further disclosure relating to financial instruments is included in Note A of Notes to Consolidated Financial Statements on pages 27 and 28 of the 1999 Annual Report to Shareholders, which financial statements are incorporated by reference.

Interest rate risk - The Company currently has lines of credit bearing interest predominantly at the LIBOR interest rate plus 1.25%. Due to the relative stability of interest rates, the Company does not utilize any financial instruments to manage interest rate risk exposure.

Commodity price risk - The Company is exposed to the fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on transactions denominated in foreign currencies. Gains and losses from foreign currency transactions are included in earnings. At June 30, 1999 and 1998, the Company had outstanding forward exchange contracts to purchase 76,040,000 and 183,640,000 Belgian francs at a cost of $2,000,000 and $5,000,000, respectively. The contracts have a weighted average maturity of 33 days and 56 days, respectively.

The information set forth under the caption "Management's Discussion and Analysis" on pages 19 through 22 of the Annual Report to Shareholders for the year ended June 30, 1999 is incorporated into this report by reference.

Item 8. Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 23 through 41 of the Annual Report to Shareholders for the year ended June 30, 1999 are incorporated into this report by reference:

Consolidated Balance Sheets, June 30, 1999 and 1998

Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended June 30, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Report of Independent Accountants

The supplementary data regarding quarterly results of operations set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 1999 is incorporated into this report by reference.

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the Registrant, see "Election of Directors" on pages 5 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 1999, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 1999, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Compensation of Executive Officers", "Stock Options","Retirement Income Plan" and "Supplemental Retirement Benefit Plan" on pages 8 through 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 1999 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Executive Selection and Salary Committee Report on Executive Compensation" and "Corporate Performance Graph" is not incorporated by reference and shall not be deemed "filed" as part of this report.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 1999 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 23 through 41 of the Annual Report to Shareholders for the year ended June 30, 1999 are incorporated by reference into this report in Part II:

     Consolidated Balance Sheets, June 30, 1999 and 1998

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

     Consolidated Statements of Operations for the years ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997

     Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended June 30, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

The supplementary data regarding quarterly results of operations under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 1999 is incorporated by reference into this Form in Part II.

Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

(a)(2) Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) for the 3 years ended June 30, 1999:
                                                    Page
                                                    - - -
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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

           b) Announcement of Shareholder Rights Plan per news release dated April 17, 1998 (Incorporated by reference to Exhibit
                 99, of the Company's Form 10-Q dated May 4, 1998).

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

           i) * The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998).

           j) * The 1998 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B of the Proxy
     Statement for the Annual Meeting of Shareholders held on October 16, 1998).

* Denotes management contract or compensatory plan or arrangement.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

     11     Not applicable

     12     Not applicable

     13     Annual Report of the Registrant for the year ended June 30, 1999 is separately filed as Exhibit 13 to this Report (except for those portions of such Annual Report separately incorporated by reference into this Report, such Annual Report is furnished for the information of the Securities and Exchange Commission and shall not be deemed "filed" as part of this Form).

     18     Not applicable

     21     Subsidiaries of the Registrant

     22     Not applicable

     23     Consent of Independent Accountants

     24     Power of Attorney

     27     Financial Data Schedule for the year ended June 30, 1999 is separately filed as Exhibit 27 to this report. (This schedule is furnished for the information of the Securities and Exchange
Commission and shall not be deemed "filed" for purposes of Section
11 of the Securities Act or Section 18 of the Exchange Act.)

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

                                     TWIN DISC, INCORPORATED



                                By   FRED H. TIMM
                                     - - - - - - - - - - - - - - - - - - - -
                                     Fred H. Timm, Corporate Controller and
                                     Secretary (Chief Accounting Officer)

September 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                           (    By   MICHAEL E. BATTEN
                                     - - - - - - - - - - - - - - - - - - - - -
                           (         Michael E. Batten, Chairman,
                           (         Chief Executive Officer and Director
                           (
                           (
                           (
September 22, 1999         (    By   MICHAEL H. JOYCE
                                     - - - - - - - - - - - - - - - - - - - - -
                           (         Michael H. Joyce, President,
                           (         Chief Operating Officer and Director
                           (
                           (
                           (
                           (    By   JAMES O. PARRISH
                                     - - - - - - - - - - - - - - - - - - - - -
                           (         James O. Parrish, Vice President-
                           (         Finance, Treasurer and Director
                           (         (Chief Financial Officer)

                           (         Paul J. Powers, Director
                           (         Richard T. Savage, Director
September 22, 1999         (         David L. Swift, Director
                           (         John A. Mellowes, Director
                           (         George E. Wardeberg, Director
                           (         David R. Zimmer, Director
                           (
                           (
                           (    By   JAMES O. PARRISH
                                     - - - - - - - - - - - - - - - - - - -   -
                           (         James O. Parrish, Attorney in Fact

               REPORT OF INDEPENDENT ACCOUNTANTS
                         (See Item 14)

          Consolidated Financial Statement Schedule of
            Twin Disc, Incorporated and Subsidiaries


To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

Our audits of the consolidated financial statements referred to in our report dated July 23, 1999 appearing on page 41 of the 1999 Annual Report to Shareholders of Twin Disc, Incorporated and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial schedule listed in the index on pages 8 and 9 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






                                  PricewaterhouseCoopers LLP





Milwaukee, Wisconsin
July 23, 1999

                    TWIN DISC, INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 for the years ended June 30, 1999, 1998 and 1997
                                   (In thousands)
                     Balance at    Additions Charged                Balance at
                    Beginning of      to Costs and                    end of
Description           Period            Expenses     Deductions<F1>   Period
- - - - - -         - - - - - -    - - - - - - - - -  - - - - - - -  - - - - -
1999:

Allowance for
 losses on
 accounts receivable  $   647          $   170         $   283        $   534
                      -------          -------         -------        -------
                      -------          -------         -------        -------
Reserve for inventory
  obsolescence          1,125              779             743          1,161
                      -------          -------         -------        -------
                      -------          -------         -------        -------
1998:

Allowance for
 losses on
 accounts receivable  $   538          $   355         $   246        $   647
                      -------          -------         -------        -------
                      -------          -------         -------        -------

Reserve for inventory
 obsolescence           1,013              893             781          1,125
                      -------          -------         -------        -------
                      -------          -------         -------        -------
1997:

Allowance for
 losses on
 accounts receivable  $   372          $   267        $   101         $   538
                      -------          -------        -------         -------
                      -------          -------        -------         -------
Reserve for inventory
  obsolescence            926            1,770          1,683           1,013
                      -------          -------        -------         -------
                      -------          -------        -------         -------

<F1> Accounts receivable written-off and inventory disposed of during the year and other adjustments.

                                  EXHIBIT INDEX

Exhibit                           Description                           Page
- - - -                           - - - - - -                           -

3a)      Articles of Incorporation, as restated October 21, 1988
         (Incorporated by reference to Exhibit 3(a) of the Company's
         Form 10-K for the year ended June 30, 1989).                    -

 b)      Corporate Bylaws, as amended through June 22, 1998
         (Incorporated by reference to Exhibit 3(b) of the Company's
         Form 10-K for the year ended June 30, 1998).                    17

4a)      Form of Rights Agreement dated as of April 17, 1998 by and between the Company and the Firstar Trust Company, as Rights
         Agent, with Form of Rights Certificate (Incorporated by
         reference to Exhibits 1 and 2 of the Company's Form 8-A
         dated May 4, 1998).                                             -

 b)      Announcement of Shareholder Rights Plan per news release
         dated April 17, 1998 (Incorporated by reference to Exhibit
         6(a), of the Company's Form 10-Q dated May 4, 1998).            -

         Material Contracts

10a)     The 1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of
         Shareholders held on October 21, 1988).                         -

 b)      The 1988 Non-Qualified Stock Option Plan for Officers, Key
         Employees and Directors (Incorporated by reference to Exhibit C of the Proxy Statement for the Annual Meeting of Shareholders
         held on October 21,1988).                                       -

 c)      Amendment to 1988 Incentive Stock Option Plan of Twin Disc,
         Incorporated (Incorporated by reference to Exhibit A of the
         Proxy Statement for the Annual Meeting of Shareholders held
         on October 15, 1993).                                           -

 d)      Amendment to 1988 Non-Qualified Incentive Stock Option Plan
         for Officers, Key Employees and Directors of Twin Disc,
         Incorporated (Incorporated by reference to Exhibit B of the
         Proxy Statement for the Annual Meeting of Shareholders held on
         October 15, 1993).                                              -

 e)      Form of Severance Agreement for Senior Officers and form of
         Severance Agreement for Other Officers (Incorporated by
         reference to Exhibit 10(c) and (d), respectively, of the
         Company's Form 10-K for the year ended June 30, 1989).          -

 f)      Supplemental Retirement Plan (Incorporated by reference to
         Exhibit 10(f) of the Company's Form 10-K for the year ended
         June 30, 1998).                                                 29

 g)      Director Tenure and Retirement Policy (Incorporated by
         reference to Exhibit 10(f) of the Company's Form 10-K for
         the year ended June 30, 1993).                                  -

 h)      Form of Twin Disc, Incorporated Corporate Short Term
         Incentive Plan  (Incorporated by reference to Exhibit 10(g)
         of the Company's Form 10-K for the year ended June 30, 1993).   -

                               EXHIBIT INDEX
                                (Continued)

Exhibit                        Description                              Page
- - - -                          - - - - -                              - -
10i)      The 1998 Incentive Compensation Plan (Incorporated by
          reference to Exhibit A of the Proxy Statement for the
          Annual Meeting of Shareholders held on October 16, 1998).      -

j)        The 1998 Stock Option Plan for Non-Employee Directors
          (Incorporated by reference to Exhibit B of the Proxy
          Statement for the Annual Meeting of Shareholders held
          on October 16, 1998).                                          -

13        Annual Report of the Registrant for the year ended
          June 30, 1999.                                                 17

21        Subsidiaries of the Registrant                                 46

23        Consent of Independent Accountants                             47

24        Power of Attorney                                              48

27        Financial Data Schedule for the year ended June 30, 1999       49

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