Form 10-Q
period 1999-09-30
TWIN DISC INC
filed 1999-11-12
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999        Commission File Number  1-7635

                             TWIN DISC, INCORPORATED

             (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-0667110
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                                 53403
(Address of principal executive offices)                           (Zip  Code)

Registrant's telephone number, including area code            (414)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At September 30, 1999, the registrant had 2,835,334 shares of its common stock outstanding.

FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                               September 30      June 30
                                                   1999            1999
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  5,654        $  4,136
      Trade accounts receivable, net               24,940          27,201
      Inventories                                  56,346          54,500
      Deferred income taxes                         6,004           6,004
      Other                                         7,270           5,906
                                                 --------        --------
          Total current assets                    100,214          97,747

    Property, plant and equipment, net             37,920          38,935
    Investments in affiliates                       6,681           6,663
    Deferred income taxes                           4,449           4,349
    Intangible pension asset                        3,385           3,385
    Other assets                                   24,994          25,821
                                                 --------        --------
                                                 $177,643        $176,900
                                                 --------        --------
                                                 --------        --------

    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  9,182        $ 23,015
      Accounts payable                             11,101          10,724
      Accrued liabilities                          21,127          21,022
                                                 --------        --------
          Total current liabilities                41,410          54,761

    Long-term debt                                 35,114          17,112
    Accrued retirement benefits                    35,062          37,567
                                                 --------        --------
                                                  111,586         109,440

    Shareholders' Equity:
    Common stock                                   11,653          11,653
    Retained earnings                              80,036          81,430
    Accumulated other comprehensive (loss) income  (8,528)         (8,516)
                                                 --------        --------

                                                   83,161          84,567
      Less treasury stock, at cost                 17,104          17,107
                                                 --------        --------
          Total shareholders' equity               66,057          67,460
                                                 --------        --------
                                                 $177,643        $176,900
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     1999          1998
                                                     ----          ----
Net sales                                          $35,277      $40,625
Cost of goods sold                                  28,421       31,405
                                                   -------      -------
                                                     6,856        9,220
Marketing, engineering and
  administrative expenses                            7,745        7,851
Interest expense                                       656          377
Other income, net                                     (101)        (117)
                                                   -------      -------
                                                     8,300        8,111
                                                   -------      -------

Earnings (loss) before income taxes                 (1,444)       1,109
Income taxes                                          (547)         521
                                                   -------      -------
  Net earnings (loss)                             ($   897)     $   588
                                                   -------      -------
                                                   -------      -------

Dividends per share                                $ 0.175      $  0.21


Earnings per share data:
  Basic earnings (loss) per share                 ($  0.32)     $  0.21
  Diluted earnings (loss)per share                ($  0.32)     $  0.21


Shares outstanding data:
  Average shares outstanding                         2,835        2,834
  Dilutive stock options                                 2           28
                                                   -------      -------
  Diluted shares outstanding                         2,837        2,862
                                                   -------      -------
                                                   -------      -------

Comprehensive income:
  Net earnings (loss)                             ($   897)     $   588
  Other comprehensive income:
    Foreign currency translation adjustment            (12)         193
                                                   -------      -------

  Comprehensive income (loss)                     ($   909)     $   781
                                                   -------      -------
                                                   -------      -------
In thousands of dollars except per share statistics and shares outstanding data.  Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     1999          1998
                                                     ----          ----
Cash flows from operating activities:
  Net earnings (loss)                              ($ 897)        $ 588
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                   1,729         1,368
    Equity in earnings of affiliates                 (143)          (52)
    Dividends received from affiliate                 125           250
    Net change in working capital,
      excluding cash and debt, and other           (2,313)       (2,268)
                                                   ------        ------
                                                   (1,499)         (114)
                                                   ------        ------
 Cash flows from investing activities:
   Acquisitions of fixed assets                      (427)       (1,434)
                                           ------        ------
                                                     (427)       (1,434)
                                                   ------        ------
Cash flows from financing activities:
  Increase in notes payable, net                    3,933           500
  Treasury stock activity                               2            38
  Dividends paid                                     (497)         (595)
                                                   ------        ------
                                                    3,438           (57)
                                                   ------        ------

Effect of exchange rate changes on cash                 6           (32)
                                                   ------        ------
  Net change in cash and cash equivalents           1,518        (1,637)

Cash and cash equivalents:
  Beginning of period                               4,136         5,087
                                                   ------        ------
  End of period                                    $5,654        $3,450
                                                   ------        ------
                                                   ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       September 30      June 30
                                          1999             1999
                                       -----------      ---------
Inventories:
   Finished parts                        $45,461         $42,405
   Work in process                         5,874           6,385
   Raw materials                           5,011           5,710
                                         -------         -------
                                         $56,346         $54,500
                                         -------         -------
                                         -------         -------

C.     Contingencies

The Company is involved in various stages of investigation relative to hazardous waste sites, two of which are on the United States EPA National Priorities List (Superfund sites). The Company's assigned responsibility at each of the Superfund sites is less than 2%. The Company has also been requested to provide administrative information related to two other potential Superfund sites but has not yet been identified as a potentially responsible party. Additionally, the Company is subject to certain product liability matters in the normal course of business.

At September 30, 1999 the Company has accrued approximately $1,050,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                       September 30,             September 30,
                                           1999                      1998
                                       -------------             -------------
Manufacturing segment sales             $  31,219                 $  38,203
Distribution segment sales                 10,539                    10,140
Inter/Intra segment sales                  (6,481)                   (7,718)
                                        ---------                 ---------
Net sales                               $  35,277                 $  40,625
                                        ---------                 ---------
                                        ---------                 ---------

Manufacturing segment earnings (loss)   $  (1,788)                $   1,238
Distribution segment earnings (loss)          546                       513
Inter/Intra segment earnings (loss)          (202)                     (642)
                                        ---------                 ---------
Pretax earnings (loss)                  $  (1,444)                $   1,109
                                        ---------                 ---------
                                        ---------                 ---------


Assets                                 September 30,               June 30,
                                           1999                      1999
                                       -------------             -------------
Manufacturing segment assets            $150,966                  $152,251
Distribution segment assets               25,125                    25,448
Corporate assets and elimination
  of inter-company assets                  1,552                      (799)
                                        --------                  --------
                                        $177,643                  $176,900
                                        --------                  --------
                                        --------                  --------

                  MANAGEMENT DISCUSSION AND ANALYSIS

Shipments for the quarter were down due to the normal seasonal reduction in demand. In addition, continuing softness in many of our markets caused sales to decline 13 percent from the first quarter last year. Partially offsetting the softness were the current year sales from the new businesses acquired during fiscal year 1999. The impact of the sales decline on earnings was more dramatic with a net loss in the current quarter compared with net earnings last year.

The significant components of the decline were sales from our principal manufacturing subsidiaries as most other operations reported modest improvements from a year ago. Reduced shipments of transmissions for military applications and torque converters for construction equipment were major elements of the decline in domestic sales. Also, aftermarket part sales were down from a year ago as demand continued to be soft. At our Belgian operation, despite a recent improvement in order rates, shipments of marine transmissions and torque converters were off for the quarter. Also, the implementation of new enterprisewide business systems during the quarter temporarily limited our ability to ship service parts from that facility. The installation has been completed and no further adverse impact is anticipated.

The consolidated gross margin declined about three percentage points from the year-ago quarter. The lack of profitability resulted principally from lower sales volume, but was magnified by the shortfall in higher-margin after-market service parts. The causes of the decline in marginal income were shared equally by both domestic and Belgian manufacturing operations. Marketing, engineering, and administrative expenses for the current period were slightly lower than a year ago but were higher than expected due to one-time costs associated with the systems implementation in Europe.

Debt-restructuring arrangements were completed during the quarter with a resulting sharp increase in working capital and current ratio. However, both measures are below a year ago mainly due to the remaining short-term debt incurred in making acquisitions in the middle of last fiscal year. The volume-related decline in accounts receivable offset an order-driven increase in domestic inventory, and the positive cash flow from depreciation covered equipment purchases and dividends. Increased bank borrowing is attributable to the higher required pension plan contributions and operating losses. Despite the increased leverage from a year ago, the Company's balance sheet remains solid; and existing financing arrangements continue to provide liquidity sufficient for near-term needs.

Year 2000 Readiness

The Company has assessed the potential impact of the Year 2000 (Y2K) date change on its business systems and operations. New information systems, which are prepared to handle the century date change, have been installed at all operations. Substantial testing of these systems has occurred and will continue prior to December 31, 1999. Network systems and other building, service, and manufacturing equipment throughout the Company and its subsidiaries have been inventoried, assessed, modified as necessary or replaced, and are capable of handling the date change. In addition, suppliers and service providers have been contacted to ensure they are actively involved in programs to address the Year 2000 issue and provide uninterrupted service to Twin Disc. Although the Company cannot assure Y2K compliance by its key suppliers and distributors, no major part or critical operation of the Company relies on a single source for raw materials, supplies, or services, and the Company has multiple distribution channels for its products. Should the Company discover that a supplier or distributor will not be Y2K compliant, the Company believes it will be able to find cost-competitive alternative sources and continue its production and distribution.

It is estimated that approximately $5.7 million has been spent on hardware, software, consulting services and staff time during the past four years to become Y2K compliant. Substantially all of the costs have been incurred at this time. The work has been completed in the normal course of operations and has not delayed other projects critical to the financial strength or operating results of the Company.

The Company believes the Y2K issue will not pose significant operational problems. However, if all Y2K issues are not properly identified, or assessment, remediation, and testing are not completed for Y2K problems that are identified, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's relationships with its customers, suppliers, distributors and others. In addition, there can be no assurance that the Y2K issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

                                 OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the three months ended September 30, 1999. The financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent public accountants, in accordance with professional standards and procedures for such review.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 30, 1999 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


                                          /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary

Report of Independent Accountants


To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated July 23, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/
------------------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
October 8, 1999

[TYPE]     EX-15
                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE: Twin Disc, Incorporated

We are aware that our report dated October 8, 1999 on our review of interim financial information of Twin Disc, Incorporated for the three-month periods ended September 30, 1999 and 1998 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive
Stock Option Plan; Twin Disc, Incorporated 1988 Non-Qualified Stock
Option Plan for Officers, Key Employees and Directors; Twin Disc, Incorporated 1998 Incentive Compensation Plan; and Twin Disc, Incorporated 1998 Stock Option Plan for Non-Employee Directors).


/S/
---------------------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
November 5, 1999