Form 10-Q
period 1999-12-31
TWIN DISC INC
filed 2000-02-11
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1999        Commission File Number  1-7635

                             TWIN DISC, INCORPORATED

             (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-0667110
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                                 53403
(Address of principal executive offices)                           (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At December 31, 1999, the registrant had 2,814,790 shares of its common stock outstanding.

FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                December 31      June 30
                                                   1999            1999
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  3,455        $  4,136
      Trade accounts receivable, net               27,447          27,201
      Inventories                                  55,273          54,500
      Deferred income taxes                         6,004           6,004
      Other                                         6,599           5,906
                                                 --------        --------
          Total current assets                     98,778          97,747

    Property, plant and equipment, net             36,982          38,935
    Investments in affiliates                       6,818           6,663
    Deferred income taxes                           4,439           4,349
    Intangible pension asset                        3,385           3,385
    Other assets                                   25,176          25,821
                                                 --------        --------
                                                 $175,578        $176,900
                                                 --------        --------
                                                 --------        --------

    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  8,862        $ 23,015
      Accounts payable                              9,247          10,724
      Accrued liabilities                          21,643          21,022
                                                 --------        --------
          Total current liabilities                39,752          54,761

    Long-term debt                                 35,115          17,112
    Accrued retirement benefits                    35,596          37,567
                                                 --------        --------
                                                  110,463         109,440

    Shareholders' Equity:
    Common stock                                   11,653          11,653
    Retained earnings                              80,233          81,430
    Accumulated other comprehensive loss           (9,386)         (8,516)
                                                 --------        --------

                                                   82,500          84,567
      Less treasury stock, at cost                 17,385          17,107
                                                 --------        --------
          Total shareholders' equity               65,115          67,460
                                                 --------        --------
                                                 $175,578        $176,900
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         December 31            December 31

                                      1999      1998         1999       1998
                                      ----      ----         ----       ----

Net sales                           $44,342   $40,108      $79,619    $80,733
Cost of goods sold                   34,390    30,833       62,811     62,239
                                    -------   -------      -------    -------
                                      9,952     9,275       16,808     18,494

Marketing, engineering and
  administrative expenses             8,139     8,964       15,884     16,815
Interest expense                        828       375        1,484        752
Other income, net                      (252)      148         (353)        30
                                    -------   -------      -------    -------
                                      8,715     9,487       17,015     17,597
                                    -------   -------      -------    -------

Earnings before income tax            1,237      (212)        (207)       897
Income taxes                            544        79           (3)       600
                                    -------   -------      -------    -------
     Net earnings (loss)            $   693  ($   291)    ($   204)   $   297
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Dividends per share                 $ 0.175   $  0.21      $  0.35    $  0.42

Earnings per share data:
  Basic earnings (loss) per share   $  0.25  ($  0.10)    ($  0.07)   $  0.10
  Diluted earnings (loss)per share  $  0.25  ($  0.10)    ($  0.07)   $  0.10

Shares outstanding data:
  Average shares outstanding          2,826     2,835        2,831      2,835
  Dilutive stock options                  0        10            0         18
                                    -------   -------      -------    -------
  Diluted shares outstanding          2,826     2,845        2,831      2,853
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Comprehensive income:
  Net earnings                      $   693  ($   291)    ($   204)   $   297
  Foreign currency translation
    adjustment                         (858)    1,362         (870)     1,555
                                    -------   -------      -------    -------
  Comprehensive income             ($   165)  $ 1,071     ($ 1,074)   $ 1,852
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share statistics and shares outstanding data. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Six Months Ended
                                                         December 31
                                                     1999          1998
                                                     ----          ----
Cash flows from operating activities:
  Net earnings (loss)                             ($  204)       $  297
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                   3,201         2,835
    Loss on sale of fixed assets                        0            45
    Equity in earnings of affiliates                 (405)          (82)
    Dividends received from affiliate                 250           375
    Net change in working capital,
      excluding cash and debt, and other           (3,589)        4,226
                                                   ------        ------
                                                     (747)        7,696
                                                   ------        ------
 Cash flows from investing activities:
   Acquisitions of fixed assets                    (1,145)       (3,240)
   Proceeds from sale of fixed assets                  51             0
   Business acquisition                                 0          (437)
                                                   ------        ------
                                                   (1,094)       (3,677)
                                                   ------        ------
Cash flows from financing activities:
  Increase in notes payable, net                    2,489             2
  Treasury stock activity                            (278)           38
  Dividends paid                                     (993)       (1,191)
                                                   ------        ------
                                                    1,218        (1,151)
                                                   ------        ------

Effect of exchange rate changes on cash               (58)          172
                                                   ------        ------
  Net change in cash and cash equivalents            (681)        3,040

Cash and cash equivalents:
  Beginning of period                               4,136         5,087
                                                   ------        ------
  End of period                                    $3,455        $8,127
                                                   ------        ------
                                                   ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       December 31       June 30
                                          1999             1999
                                       -----------      ---------
Inventories:
   Finished parts                        $44,046         $42,405
   Work in process                         6,640           6,385
   Raw materials                           4,587           5,710
                                         -------         -------
                                         $55,273         $54,500
                                         -------         -------
                                         -------         -------

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

At December 31, 1999 the Company has accrued approximately $1,050,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):


                                    Three Months Ended       Six Months Ended
                                         December 31            December 31

                                      1999      1998         1999       1998
                                      ----      ----         ----       ----

Manufacturing segment sales         $40,994   $38,049      $72,213    $76,251
Distribution segment sales           11,729    10,225       22,248     20,366
Inter/Intra segment sales            (8,381)   (8,166)     (14,842)   (15,884)
                                    -------   -------      -------    -------
Net sales                           $44,342   $40,108      $79,619    $80,733
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Manufacturing segment earnings(loss)$   773   $   340     ($ 1,015)   $ 1,423
Distribution segment earnings           848       475        1,393      1,143
Inter/Intra segment earnings (loss)    (384)   (1,027)        (585)    (1,669)
                                     ------   -------      -------    -------
Pretax earnings (loss)              $ 1,237  ($   212)    ($   207)   $   897
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------


Assets                                 December 31,                June 30,
                                           1999                      1999
                                       -------------             -------------
Manufacturing segment assets            $149,309                  $152,251
Distribution segment assets               25,576                    25,448
Corporate assets and elimination
  of inter-company assets                    693                      (799)
                                        --------                  --------
                                        $175,578                  $176,900
                                        --------                  --------
                                        --------                  --------

                  MANAGEMENT DISCUSSION AND ANALYSIS

Net sales for the second quarter were 11 percent greater than the same period a year ago primarily due to acquisitions made during the last half of fiscal year 1999. Net earnings of $693,000 represented a welcome turnaround from the $291,000 loss reported in last year's second quarter. Generally, market conditions were stable with evidence of improving trends in specific market segments.

The increase in shipments from our domestic manufacturing facilities consisted mainly of industrial products. Most of the increase was attributable to the power take-off product line purchased a year ago. There also was some improvement in sales of Arneson marine surface drives and power-shift transmissions for construction equipment. Renewal part sales to the aftermarket were comparable to a year ago and have begun to recover somewhat from the low-point at the end of last fiscal year. Shipments of marine transmissions were down slightly from last year, but demand has been relatively stable in both pleasure craft and commercial markets. Higher sales volume in Europe was attributable to our Italian manufacturing subsidiary acquired last February with shipments from our Belgium operation about even with last year's second quarter. Most of our distribution subsidiaries reported higher sales compared with a year ago, including a significant increase in Singapore reflecting the beginning of economic recovery in Asia. During the past year, the dollar has appreciated by approximately 10 percent versus the currencies in which we operate mitigating the dollar impact of the increased shipping levels overseas.

The consolidated gross margin was higher than in the previous three quarters but was down modestly from the same period last year. As a result of higher volume and better productivity, domestic manufacturing margins were up from a year ago. At our Belgian subsidiary, the gross margin was down about four percentage points due to less favorable product mix and to the lower production levels associated with inventory reduction activity.

Marketing, engineering and administrative expenses were below the second quarter last year as a result of personnel and other cost reductions implemented in fiscal 1999. Offsetting some of those savings were the additional expenses incurred at the newly acquired Italian subsidiary. Statutory income tax rates are comparable with a year ago; but domestic losses, which were taxed at a relatively low rate, resulted in a higher than normal effective tax rate.

Working capital, at $59 million, was comparable to the previous quarter but much greater than at the prior fiscal year-end. The increase was caused by restructuring much of the current borrowings at year-end to long-term debt in the first fiscal quarter. Accounts receivable was up from the previous quarter as a result of increased sales, and inventory declined slightly as turnover improved. Both receivables and inventory were comparable to balances at the prior fiscal year-end. While debt levels are high by our historical standards, our balance sheet is strong and we continue to have sufficient liquidity for near-term needs.

As a final report on Year 2000 Readiness, we have started the new millennium with all systems operational and business being conducted without interruption.

                                 OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the six months ended December 31, 1999. The financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent public accountants, in accordance with professional standards and procedures for such review.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the six months ended December 31, 1999 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

Item 5.     Other Information.

At the Annual Meeting of Shareholders held October 15, 1999, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1.   Election of Directors:

      a)  To serve until Annual Meeting in 2002:

          Michael E. Batten     For:  2,422,053    Authority withheld:  24,052
          David L. Swift        For:  2,415,391    Authority withheld:  30,714
          David R. Zimmer       For:  2,414,612    Authority withheld:  31,493

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



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


                                          /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary

Report of Independent Accountants


To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of December 31, 1999, and the related condensed consolidated statements of operations for the three and six-month periods ended December 31, 1999 and 1998 and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Milwaukee, Wisconsin
January 7, 2000

[TYPE]     EX-15
                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE: Twin Disc, Incorporated

We are aware that our report dated January 7, 2000 on our review of interim financial information of Twin Disc, Incorporated for the three and six month periods ended December 31, 1999 and 1998 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive
Stock Option Plan; Twin Disc, Incorporated 1988 Non-Qualified Stock
Option Plan for Officers, Key Employees and Directors; Twin Disc, Incorporated 1998 Incentive Compensation Plan; and Twin Disc, Incorporated 1998 Stock Option Plan for Non-Employee Directors).


/S/
---------------------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
January 27, 2000