Form 10-Q
period 2000-03-31
TWIN DISC INC
filed 2000-05-12
CIK 100378

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000        Commission File Number  1-7635

                             TWIN DISC, INCORPORATED

             (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-0667110
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                                 53403
(Address of principal executive offices)                           (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At March 31, 2000, the registrant had 2,809,890 shares of its common stock outstanding.

FINANCIAL STATEMENTS




                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 March 31        June 30
                                                   2000            1999
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,481        $  4,136
      Trade accounts receivable, net               31,598          27,201
      Inventories                                  52,772          54,500
      Deferred income taxes                         6,004           6,004
      Other                                         6,029           5,906
                                                 --------        --------
          Total current assets                    104,884          97,747

    Property, plant and equipment, net             35,508          38,935
    Investments in affiliates                       6,864           6,663
    Deferred income taxes                           4,526           4,349
    Intangible pension asset                        3,385           3,385
    Other assets                                   24,721          25,821
                                                 --------        --------
                                                 $179,888        $176,900
                                                 --------        --------
                                                 --------        --------

    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  8,573        $ 23,015
      Accounts payable                             14,900          10,724
      Accrued liabilities                          21,670          21,022
                                                 --------        --------
          Total current liabilities                45,143          54,761

    Long-term debt                                 35,116          17,112
    Accrued retirement benefits                    34,671          37,567
                                                 --------        --------
                                                  114,930         109,440

    Shareholders' Equity:
    Common stock                                   11,653          11,653
    Retained earnings                              81,464          81,430
    Accumulated other comprehensive loss          (10,712)         (8,516)
                                                 --------        --------

                                                   82,405          84,567
      Less treasury stock, at cost                 17,447          17,107
                                                 --------        --------
          Total shareholders' equity               64,958          67,460
                                                 --------        --------
                                                 $179,888        $176,900
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                          March 31               March 31

                                      2000      1999         2000       1999
                                      ----      ----         ----       ----

Net sales                           $49,467   $41,139     $129,087    $121,872
Cost of goods sold                   37,877    33,823      100,688      96,061
                                    -------   -------      -------    -------
                                     11,590     7,316       28,399      25,811

Marketing, engineering and
  administrative expenses             8,034     8,488       23,918     25,303
Interest expense                        777       573        2,261      1,325
Other (income) expense, net            (542)      273         (894)       304
                                    -------   -------      -------    -------
                                      8,269     9,334       25,285     26,932
                                    -------   -------      -------    -------

Earnings (loss) before income taxes   3,321    (2,018)       3,114     (1,121)
Income taxes                          1,595      (236)       1,592        364
                                    -------   -------      -------    -------
     Net earnings (loss)            $ 1,726  ($ 1,782)    $  1,522   ($ 1,485)
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Dividends per share                 $ 0.175   $  0.21     $  0.525    $  0.63

Earnings per share data:
  Basic earnings (loss) per share   $  0.61  ($  0.63)    $  0.54    ($  0.52)
  Diluted earnings (loss)per share  $  0.61  ($  0.63)    $  0.54    ($  0.52)

Shares outstanding data:
  Average shares outstanding          2,811     2,835        2,824      2,835
  Dilutive stock options                  0         4            0         13
                                    -------   -------      -------    -------
  Diluted shares outstanding          2,811     2,839        2,824      2,848
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Comprehensive income:
  Net earnings (loss)               $ 1,726  ($ 1,782)    $  1,522   ($ 1,485)
 Other comprehensive income:
    Foreign currency translation
    adjustment                       (1,326)   (1,942)      (2,196)      (387)
                                    -------   -------      -------    -------
  Comprehensive income (loss)       $   400  ($ 3,724)   ($    674)  ($ 1,872)
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share statistics and shares outstanding data. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Nine Months Ended
                                                           March 31
                                                     2000          1999
                                                     ----          ----
Cash flows from operating activities:
  Net earnings (loss)                             $ 1,522      ($ 1,485)
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                   5,120         4,654
    Loss on sale of fixed assets                        6            35
    Gain on partial sale of affiliate                   0        (1,371)
    Equity in (earnings)loss of affiliates           (701)        1,191
    Dividends received from affiliate                 500           625
    Net change in working capital,
      excluding cash and debt, and other             (725)        4,334
                                                   ------        ------
                                                    5,722         7,983
                                                   ------        ------
 Cash flows from investing activities:
   Acquisitions of fixed assets                    (1,679)       (4,873)
   Proceeds from sale of fixed assets                  90            17
   Business acquisitions                                0       (16,340)
                                                   ------        ------
                                                   (1,589)      (21,196)
                                                   ------        ------
Cash flows from financing activities:
  Increase in notes payable, net                    2,308        14,721
  Treasury stock activity                            (340)           38
  Dividends paid                                   (1,488)       (1,786)
                                                   ------        ------
                                                      480        12,973
                                                   ------        ------

Effect of exchange rate changes on cash              (268)         (112)
                                                   ------        ------
  Net change in cash and cash equivalents           4,345          (352)

Cash and cash equivalents:
  Beginning of period                               4,136         5,087
                                                   ------        ------
  End of period                                    $8,481        $4,735
                                                   ------        ------
                                                   ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                        March 31         June 30
                                          2000             1999
                                       ----------       ---------
Inventories:
   Finished parts                        $42,056         $42,405
   Work in process                         6,594           6,385
   Raw materials                           4,122           5,710
                                         -------         -------
                                         $52,772         $54,500
                                         -------         -------
                                         -------         -------

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

At March 31, 2000 the Company has accrued approximately $1,050,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):


                                    Three Months Ended      Nine Months Ended
                                         March 31                March 31

                                      2000      1999        2000       1999
                                      ----      ----        ----       ----

Manufacturing segment sales         $48,026   $37,032     $120,239   $113,283
Distribution segment sales           12,052    10,459       34,300     30,825
Inter/Intra segment sales           (10,611)   (6,352)     (25,452)   (22,236)
                                    -------   -------      -------    -------
Net sales                           $49,467   $41,139     $129,087   $121,872
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Manufacturing segment earnings(loss)$ 2,855  ($ 1,578)    $  1,840  ($    155)
Distribution segment earnings           727       539        2,120      1,682
Inter/Intra segment earnings (loss)    (261)     (979)        (846)    (2,648)
                                     ------   -------      -------    -------
Pretax earnings (loss)              $ 3,321  ($ 2,018)    $  3,114  ($  1,121)
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------


Assets                                   March 31,                 June 30,
                                           2000                      1999
                                       -------------             ------------
Manufacturing segment assets            $153,631                  $152,251
Distribution segment assets               26,766                    25,448
Corporate assets and elimination
  of inter-company assets                   (509)                     (799)
                                        --------                  --------
                                        $179,888                  $176,900
                                        --------                  --------
                                        --------                  --------


                     MANAGEMENT DISCUSSION AND ANALYSIS

Third-quarter net sales were up from the previous quarter and more than 20 percent ahead of the same three-month period a year ago. More importantly, net earnings were more than double those of the second fiscal quarter and represent a marked turnaround from the quarterly loss reported last year.

The largest component of the revenue increase, both in terms of dollars and percent improvement, was contributed by our domestic manufacturing operation. Resurgence in demand for transmissions used in commercial marine applications and improved service parts sales were among the main components of the improvement. Also contributing were higher sales of power take-offs for irrigation and other industrial applications and power-shift transmissions for four-wheel drive and all-wheel drive vehicles. The power take-off surge was due primarily to market demand but also included new volume from the product line acquisition made in last year's third fiscal quarter. Sales increases of a lesser magnitude also were reported by our Belgian manufacturing operation as strong demand for pleasure craft marine transmissions offset some softness in marine control drives. Our Italian subsidiary, acquired in February 1999, contributed to Twin Disc for the full fiscal quarter this year and supported the improvement.

Sales and earnings of most of our marketing subsidiaries were up from a year ago with the most significant improvements reported by our operations in Singapore, Australia, and Italy. While continued strengthening of the dollar, especially in Europe, adversely impacts our competitive position and reported sales gains from the offshore subsidiaries, dollar denominated sales from Belgium have had a positive offsetting effect on margins.

The gross margin for the quarter rose to 23 percent, a modest improvement over the previous quarter and well ahead of last year. Last year's third fiscal quarter margin was unusually low as a result of workforce restructuring expense, reduced productivity and lower production volume. This year, the productivity of both domestic and overseas manufacturing operations has improved, and that improvement coupled with the higher level of activity provided the higher margin. As noted in last year's third-quarter report, the restructuring costs included in both manufacturing and administrative expenses accounted for about one-third of the after-tax loss.

Marketing, engineering and administrative expense was down from last year despite a full fiscal quarter of expenses associated with the Italian acquisition mentioned previously. Interest expense was down slightly from the second quarter but was about 36 percent higher than a year ago due to the higher, acquisition-related debt level and an increase in the average domestic interest rate over the past year. Other income and expense for the recently completed quarter was favorable compared with last year due to improved affiliate earnings and the absence of currency exchange losses present in the year-ago results. While individual country tax rates were unchanged, the effective consolidated rate remains high due to the mix of domestic losses incurred during the fiscal year and overseas earnings, which are taxed at a higher rate. A year ago, the effective rate was unusually low due to the tax treatment of our Japanese affiliate's losses.

Working capital, at $60 million, was comparable to the previous quarter but much greater than at the prior fiscal year-end. The increase was caused by restructuring much of the current borrowings at year-end to long-term debt during the first fiscal quarter. Accounts receivable were up from the previous quarter as a result of increased sales, while inventory declined by more than $2 million as turnover continued to improve. For the nine months, cash flow from operating activities was more than needed to finance fixed asset acquisitions and dividend payments. While debt levels are high by our historical standards, our balance sheet is strong, and we continue to have sufficient liquidity for near-term needs.

                                 OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the three months ended March 31, 2000. The financial statements included herein have been subjected to a limited review by PricewaterhouseCoopers LLP, the registrant's independent public accountants, in accordance with professional standards and procedures for such review.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended March 31, 2000 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


                                          /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary

Report of Independent Accountants


To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

We have reviewed the accompanying condensed consolidated balance sheet of Twin Disc, Incorporated and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations for the three and nine-month periods ended March 31, 2000 and 1999 and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Milwaukee, Wisconsin
May 2, 2000

[TYPE]     EX-15
                                  EXHIBIT 15

Awareness Letter of Independent Accountants

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

RE: Twin Disc, Incorporated

We are aware that our report dated May 2, 2000 on our review of interim financial information of Twin Disc, Incorporated for the three and nine month periods ended March 31, 2000 and 1999 and included in the Company's quarterly report on Form 10-Q for the quarter then ended, is incorporated by reference in the registration statements of Twin
Disc, Incorporated on Form S-8 (Twin Disc, Incorporated 1988 Incentive
Stock Option Plan; Twin Disc, Incorporated 1988 Non-Qualified Stock
Option Plan for Officers, Key Employees and Directors; Twin Disc, Incorporated 1998 Incentive Compensation Plan; and Twin Disc, Incorporated 1998 Stock Option Plan for Non-Employee Directors).


/S/
---------------------------------------
PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
May 2, 2000