Form 10-K
period 2000-06-30
TWIN DISC INC
filed 2000-09-21
CIK 100378

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                    FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   - - - - - - - - - - - - - - - - - - - - - - -
                      For the Fiscal Year Ended June 30, 2000
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

At September 1, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was $36,294,186. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At September 1, 2000, the registrant had 2,809,890 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The incorporated portions of such documents being specifically identified in the applicable Items of this Report.

Portions of the Annual Report to Shareholders for the year ended June 30, 2000 are incorporated by reference into Parts I, II and IV.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2000 are incorporated by reference into Parts I, III and IV.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Ten customers accounted for approximately 45% of the Company's consolidated net sales during the year ended June 30, 2000. Two customers, Caterpillar Inc. and Sewart Supply, Inc., accounted for approximately 6% and 10%, respectively, of consolidated net sales in 2000.

Unfilled open orders for the next six months of $52,991,000 at June 30, 2000 compares to $39,892,000 at June 30, 1999. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,852,000, $2,505,000 and $3,104,000 in 2000, 1999, and 1998, respectively. Total engineering and development costs were $6,322,000, $7,829,000 and $8,833,000 in 2000, 1999 and
1998, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2000 was 999.

A summary of financial data by segment for the years ended June 30, 2000, 1999 and 1998 appears in Note I to the consolidated financial statements on pages 31 through 33 of the 2000 Annual Report to Shareholders, which financial statements are incorporated by reference in this Form 10-K Annual Report in
Part II.

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

The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:


Jacksonville, Florida, U.S.A. Brisbane, Queensland, Australia

Miami, Florida, U.S.A. Perth, Western Australia, Australia

Loves Park, Illinois, U.S.A. Auckland, New Zealand

Coburg, Oregon, U.S.A. Singapore

Kent, Washington, U.S.A. Shanghai, China

Portland, Oregon, U.S.A. Viareggio, Italy

Edmonton, Alberta, CanadaChambery, France

Vancouver, British Columbia, Canada

The properties are generally suitable for operations and are utilized in the manner for which they were designed. Manufacturing facilities are currently operating at less than 68% capacity and are adequate to meet foreseeable needs of the Company.

Item 3.  Legal Proceedings

Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

The Company has joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency ("IEPA") to conduct a remedial investigation and feasibility study at the Interstate Pollution Control facility in Rockford, Illinois. The consent decree was signed on October 17, 1991, and filed with the federal court in the Northern District of Illinois. The Company's total potential liability on the site cannot be estimated with particularity until a final remedy is selected by the IEPA and an allocation scheme is adopted by the parties. The IEPA is expected to issue its decision by early fall, 2000. Based upon current assumptions, however, the Company anticipates potential liability of approximately $100,000.

The Company has also joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency to conduct a remedial investigation and feasibility study at the MIG\DeWane Landfill in Rockford, Illinois. The consent decree was signed on March 29, 1991, and filed with the federal court in the Northern District of Illinois. The IEPA issued its record of decision for the site in April 2000, selecting a remedy with an estimated cost of $18 million. The Company's total potential liability on the site cannot be estimated with particularity until an allocation scheme is adopted by the parties. Based upon current assumptions, however, the Company anticipates potential liability of approximately $600,000.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

(Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 2000.)

                       Principal Occupation
Name                   Last Five Years                                 Age
- - - - - - - - - -    - - - - - - - - - - - - - - - - - - - - - -     - -
Michael E. Batten      Chairman, Chief Executive Officer               60

Michael H. Joyce       President-Chief Operating Officer               59

James O. Parrish       Vice President-Finance and Treasurer            60

Lance J. Melik         Vice President-Transmission and                 57
                       Industrial products since June 1999 and
                       Vice President-Corporate Development since
                       September 1995

Paul A. Pelligrino     Vice President-Engineering since April 1996;    61
                       formerly Chief Engineer of Corporate Engineering

Item 4.  Executive Officers of the Registrant (continued)

                       Principal Occupation
Name                   Last Five Years                                 Age
- - - - - - - - - -    - - - - - - - - - - - - - - - - - - - - - -     - -
Henri Claude Fabry     Vice President-Marine and Distribution          54
                       since June 1999; formerly Director of
                       Marketing and Sales, Twin Disc International S.A.
                       since February 1997; formerly Managing
                       Director of Marine Power Europe since 1985

Arthur A. Zintek       Vice President-Human Resources                  53
                       since January 1998; formerly Vice President
                       Human Resources, Mitsubishi Motor
                       Manufacturing of North America since April 1997;
                       formerly Director of Human Resources,
                       Harley Davidson, Inc. since September 1992

Fred H. Timm           Corporate Controller and Secretary              54


Officers are elected annually by the Board of Directors at the Board meeting held preceding each Annual Meeting of the Shareholders. Each officer holds office until his successor is duly elected, or until he resigns or is removed from office.

PART II

Item 5.Market for the Registrant's Common Stock and Related Stockholder
Matters

The dividends per share and stock price range information set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report for the year ended June 30, 2000 are incorporated into this Report by reference.

As of June 30, 2000 there were 1,480 shareholder accounts. The Company's stock is traded on the New York Stock Exchange. The market price of the Company's common stock as of the close of business on September 1, 2000 was $16.81 per share.

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

Item 6.Selected Financial Data

The information set forth under the caption "Ten-Year Financial Summary" on pages 42 and 43 of the Annual Report to Shareholders for the year ended June 30, 2000 is incorporated into this report by reference.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

a) Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussions of the Company's accounting policies and further disclosure relating to financial instruments is included in Note A of Notes to Consolidated Financial Statements on pages 27 and 28 of the 2000 Annual Report to Shareholders,

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

which financial statements are incorporated into this report by reference.

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

Currency risk - The Company has exposure to foreign currency exchange fluctuations. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on transactions denominated in foreign currencies. Gains and losses from foreign currency transactions are included in earnings. At June 30, 2000 and 1999, the Company had outstanding forward exchange contracts to purchase 189,972,000 and 76,040,000 Belgian francs at a cost of $4,500,000 and $2,000,000, respectively. The contracts have a weighted average maturity of 40 days and 33 days, respectively.

The information set forth under the caption "Management's Discussion and Analysis" on pages 19 through 22 of the Annual Report to Shareholders for the year ended June 30, 2000 is incorporated into this report by reference.

Item 8.Financial Statements and Supplementary Data

The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 23 through 41 of the Annual Report to Shareholders for the year ended June 30, 2000 are incorporated into this report by reference:

Consolidated Balance Sheets, June 30, 2000 and 1999

Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended June 30, 2000, 1999 and 1998

Notes to Consolidated Financial Statements

Report of Independent Accountants

The supplementary data regarding quarterly results of operations set forth under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 2000 is incorporated into this report by reference.

Item 9.Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the Registrant, see "Election of Directors" on pages 5 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2000, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2000, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Compensation of Executive Officers", "Stock Options","Retirement Income Plan" and "Supplemental Retirement Benefit Plan" on pages 8 through 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 2000 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Executive Selection and Salary Committee Report on Executive Compensation" and "Corporate Performance Graph" is not incorporated by reference and shall not be deemed "filed" as part of this report.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth on pages 3 and 4 of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 2000 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following Consolidated Financial Statements of Twin Disc, Incorporated and Subsidiaries set forth on pages 23 through 41 of the Annual Report to Shareholders for the year ended June 30, 2000 are incorporated by reference into this report in Part II:

     Consolidated Balance Sheets, June 30, 2000 and 1999

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

     Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998

     Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the years ended June 30, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

The supplementary data regarding quarterly results of operations under the caption "Sales and Earnings by Quarter" on page 1 of the Annual Report to Shareholders for the year ended June 30, 2000 is incorporated by reference into this Form in Part II.

Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

(a)(2) Consolidated Financial Statement Schedule (numbered in accordance with Regulation S-X) for the 3 years ended June 30, 2000:
                                                      Page
                                                      - -
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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

     11    Not applicable

     12    Not applicable

     13 Annual Report of the Registrant for the year ended June 30, 2000 is separately filed as Exhibit 13 to this Report (except for those portions of such Annual Report separately incorporated by reference into this Report, such Annual Report is furnished for the information of the Securities and Exchange Commission and shall not be deemed "filed" as part of this Form).

     18    Not applicable

     21    Subsidiaries of the Registrant

     22    Not applicable

     23    Consent of Independent Accountants

     24    Power of Attorney

     27 Financial Data Schedule for the year ended June 30, 2000 is separately filed as Exhibit 27 to this report. (This schedule is furnished for the information of the Securities and Exchange Commission and shall not be deemed "filed" for purposes of Section 11 of the Securities Act or Section 18 of the Exchange Act.)

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

September 22, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               (    By  MICHAEL E. BATTEN
                                        - - - - - - - - - - - - - - - - - - -
                               (        Michael E. Batten, Chairman,
                               (        Chief Executive Officer and Director
                               (
                               (
                               (
September 22, 2000             (    By  MICHAEL H. JOYCE
                                        - - - - - - - - - - - - - - - - - - -
                               (        Michael H. Joyce, President,
                               (        Chief Operating Officer and Director
                               (
                               (
                               (
                               (    By  JAMES O. PARRISH
                                        - - - - - - - - - - - - - - - - - - -
                               (        James O. Parrish, Vice President-
                               (        Finance, Treasurer and Director
                               (        (Chief Financial Officer)

                               (        Paul J. Powers, Director
                               (        Richard T. Savage, Director
September 22, 2000             (        David L. Swift, Director
                               (        John A. Mellowes, Director
                               (        George E. Wardeberg, Director
                               (        David R. Zimmer, Director
                               (        David B. Rayburn, Director
                               (
                               (
                               (   By   JAMES O. PARRISH
                                        - - - - - - - - - - - - - - - - - - -
                               (        James O. Parrish, Attorney in Fact

                          REPORT OF INDEPENDENT ACCOUNTANTS
                                    (See Item 14)

                    Consolidated Financial Statement Schedule of
                      Twin Disc, Incorporated and Subsidiaries


To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

Our audits of the consolidated financial statements referred to in our report dated July 21, 2000 appearing on page 41 of the 2000 Annual Report to Shareholders of Twin Disc, Incorporated and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial schedule listed in the index on pages 8 and 9 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




                                  PricewaterhouseCoopers LLP





Milwaukee, Wisconsin
July 21, 2000

                    TWIN DISC, INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended June 30, 2000, 1999 and 1998
                                   (In thousands)

                     Balance at    Additions Charged                Balance at
                    Beginning of     To Costs and                     end of
Description           Period           Expenses      Deductions<F1>   Period
- - - - - -         - - - - - -    - - - - - - - -   - - - - - - -   - - - - -
2000:

Allowance for
 losses on
 accounts receivable $     534         $     371       $     201     $     704
                     - - - - -         - - - - -       - - - - -     - - - - -
                     - - - - -         - - - - -       - - - - -     - - - - -
Reserve for inventory
  obsolescence           1,161             1,212           1,002         1,371
                     - - - - -         - - - - -       - - - - -     - - - - -
                     - - - - -         - - - - -       - - - - -     - - - - -
1999:

Allowance for
 losses on
 accounts receivable $     647         $     170       $     283      $    534
                     - - - - -         - - - - -       - - - - -     - - - - -
                     - - - - -         - - - - -       - - - - -     - - - - -
Reserve for inventory
  obsolescence           1,125               779             743         1,161
                     - - - - -         - - - - -       - - - - -     - - - - -
                     - - - - -         - - - - -       - - - - -     - - - - -
1998:

Allowance for
 losses on
 accounts receivable $     538         $     355        $    246      $    647
                     - - - - -         - - - - -       - - - - -     - - - - -
                     - - - - -         - - - - -       - - - - -     - - - - -
Reserve for inventory
  obsolescence           1,013               893             781         1,125
                     - - - - -         - - - - -       - - - - -     - - - - -
                     - - - - -         - - - - -       - - - - -     - - - - -

<F1> Accounts receivable written-off and inventory disposed of during the year and other adjustments.


                                   EXHIBIT INDEX

Exhibit                            Description                            Page
- - - -                            - - - - - -                            - -

3a)      Articles of Incorporation, as restated October 21, 1988
         (Incorporated by reference to Exhibit 3(a) of the Company's
         Form 10-K for the year ended June 30, 1989).                      -

 b)      Corporate Bylaws, as amended through June 22, 1998
         (Incorporated by reference to Exhibit 3(b) of the Company's
         Form 10-K for the year ended June 30, 1998).                      -

4a)      Form of Rights Agreement dated as of April 17, 1998 by and between the Company and the Firstar Trust Company, as Rights
         Agent, with Form of Rights Certificate (Incorporated by
         reference to Exhibits 1 and 2 of the Company's Form 8-A
         dated May 4, 1998).                                               -

 b)      Announcement of Shareholder Rights Plan per news release
         dated April 17, 1998 (Incorporated by reference to Exhibit
         6(a), of the Company's Form 10-Q dated May 4, 1998).              -

         Material Contracts

10a)     The 1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of
         Shareholders held on October 21, 1988).                           -

  b)     The 1988 Non-Qualified Stock Option Plan for Officers, Key
         Employees and Directors (Incorporated by reference to Exhibit C of the Proxy Statement for the Annual Meeting of Shareholders
         held on October 21,1988).                                         -

  c)     Amendment to 1988 Incentive Stock Option Plan of Twin Disc,
         Incorporated (Incorporated by reference to Exhibit A of the
         Proxy Statement for the Annual Meeting of Shareholders held on
         October 15, 1993).                                                -

  d)     Amendment to 1988 Non-Qualified Incentive Stock Option Plan
         for Officers, Key Employees and Directors of Twin Disc,
         Incorporated (Incorporated by reference to Exhibit B of the
         Proxy Statement for the Annual Meeting of Shareholders held on
         October 15, 1993).                                                -

  e)     Form of Severance Agreement for Senior Officers and form of
         Severance Agreement for Other Officers (Incorporated by
         reference to Exhibit 10(c) and (d), respectively, of the
         Company's Form 10-K for the year ended June 30, 1989).            -

  f)     Supplemental Retirement Plan (Incorporated by reference to
         Exhibit 10(f) of the Company's Form 10-K for the year ended
         June 30, 1998).                                                   -

  g)     Director Tenure and Retirement Policy (Incorporated by
         reference to Exhibit 10(f) of the Company's Form 10-K for
         the year ended June 30, 1993).                                    -

  h)     Form of Twin Disc, Incorporated Corporate Short Term
         Incentive Plan  (Incorporated by reference to Exhibit 10(g)
         of the Company's Form 10-K for the year ended June 30, 1993).     -


                                   EXHIBIT INDEX
                                    (Continued)

Exhibit                            Description                            Page
- - - -                            - - - - - -                            - -

10i)     The 1998 Incentive Compensation Plan (Incorporated by
         reference to Exhibit A of the Proxy Statement for the
         Annual Meeting of Shareholders held on October 16, 1998).         -

  j)     The 1998 Stock Option Plan for Non-Employee Directors
         (Incorporated by reference to Exhibit B of the Proxy
         Statement for the Annual Meeting of Shareholders held on
         October 16, 1998).                                                -

13       Annual Report of the Registrant for the year ended
         June 30, 2000                                                     17

21       Subsidiaries of the Registrant                                    45

23       Consent of Independent Accountants                                46

24       Power of Attorney                                                 47

27       Financial Data Schedule for the year ended June 30, 2000          48