Form 10-Q
period 2000-09-30
TWIN DISC INC
filed 2000-11-14
CIK 100378

       1                   TWIN DISC, INCORPORATED

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000        Commission File Number  1-7635

                             TWIN DISC, INCORPORATED

             (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-0667110
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At September 30, 2000, the registrant had 2,807,832 shares of its common stock outstanding.

FINANCIAL STATEMENTS
                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                September 30     June 30
                                                   2000            2000
                                                   ----            ----
                                                (Unaudited)
    Assets
    Current assets:
      Cash and cash equivalents                  $  4,620        $  5,651
      Trade accounts receivable, net               26,933          28,828
      Inventories,net                              53,585          50,190
      Other                                         5,257           5,333
                                                 --------        --------
          Total current assets                     90,395          90,002

    Property, plant and equipment, net             32,891          34,303
    Investments in affiliates                       7,013           6,968
    Deferred income taxes                           4,510           4,416
    Prepaid pension asset                          14,328          14,335
    Other assets                                   24,019          24,166
                                                 --------        --------
                                                 $173,156        $174,190
                                                 --------        --------
                                                 --------        --------

    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  7,083        $  7,428
      Accounts payable                             13,173          11,571
      Accrued liabilities                          22,353          21,909
                                                 --------        --------
          Total current liabilities                42,609          40,908

    Long-term debt                                 31,254          31,254
    Accrued retirement benefits                    22,308          23,795
                                                 --------        --------
                                                   96,171          95,957

    Shareholders' Equity:
    Common stock                                   11,653          11,653
    Retained earnings                              83,642          83,228
    Accumulated other comprehensive loss             (829)            799
                                                 --------        --------

                                                   94,466          95,680
      Less treasury stock, at cost                 17,481          17,447
                                                 --------        --------
          Total shareholders' equity               76,985          78,233
                                                 --------        --------
                                                 $173,156        $174,190
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2000          1999
                                                     ----          ----
Net sales                                          $41,349      $35,277
Cost of goods sold                                  31,605       28,421
                                                   -------      -------
                                                     9,744        6,856
Marketing, engineering and
  administrative expenses                            7,529        7,745
Interest expense                                       758          656
Other income, net                                     (177)        (101)
                                                   -------      -------
                                                     8,110        8,300
                                                   -------      -------

Earnings (loss) before income taxes                  1,634       (1,444)
Income taxes                                           728         (547)
                                                   -------      -------
  Net earnings (loss)                              $   906     ($   897)
                                                   -------      -------
                                                   -------      -------

Dividends per share                                $ 0.175      $ 0.175


Earnings per share data:
  Basic earnings (loss) per share                  $  0.32     ($  0.32)
  Diluted earnings (loss)per share                 $  0.32     ($  0.32)


Shares outstanding data:
  Average shares outstanding                         2,810        2,835
  Dilutive stock options                                 -            2
                                                   -------      -------
  Diluted shares outstanding                         2,810        2,837
                                                   -------      -------
                                                   -------      -------

Comprehensive income:
  Net earnings (loss)                               $  906     ($   897)
  Other comprehensive income:
    Foreign currency translation adjustment         (1,628)         (12)
                                                   -------      -------

  Comprehensive loss                               ($  722)    ($   909)
                                                   -------      -------


In thousands of dollars except per share statistics and shares outstanding data. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2000          1999
                                                     ----          ----
Cash flows from operating activities:
  Net earnings (loss)                              $  906        ($ 897)
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                   1,583         1,729
    Equity in earnings of affiliates                 (145)         (143)
    Dividends received from affiliate                 100           125
    Net change in working capital,
      excluding cash and debt, and other           (2,421)       (2,313)
                                                   ------        ------
                                                       23        (1,499)
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                      (341)         (427)
                                                   ------        ------
                                                     (341)         (427)
                                                   ------        ------
Cash flows from financing activities:
  Increase in notes payable, net                        -         3,933
  Treasury stock activity                             (34)            2
  Dividends paid                                     (492)         (497)
                                                   ------        ------
                                                     (526)        3,438
                                                   ------        ------

Effect of exchange rate changes on cash              (187)            6
                                                   ------        ------
  Net change in cash and cash equivalents          (1,031)        1,518

Cash and cash equivalents:
  Beginning of period                               5,651         4,136
                                                   ------        ------
  End of period                                    $4,620        $5,654
                                                   ------        ------
                                                   ------        ------


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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       September 30      June 30
                                          2000             2000
                                       ----------       ---------
Inventories:
   Finished parts                        $42,991         $40,313
   Work in process                         6,120           5,880
   Raw materials                           4,474           3,997
                                         -------         -------
                                         $53,585         $50,190
                                         -------         -------
                                         -------         -------

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

At September 30,2000 the Company has accrued approximately $1,050,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.







D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                       September 30,             September 30,
                                           2000                      1999
                                       -------------             -------------
Manufacturing segment sales             $  38,638                 $  31,219
Distribution segment sales                 11,328                    10,539
Inter/Intra segment sales                  (8,617)                   (6,481)
                                        ---------                 ---------
Net sales                               $  41,349                 $  35,277
                                        ---------                 ---------
                                        ---------                 ---------

Manufacturing segment earnings (loss)   $   1,207                 $  (1,788)
Distribution segment earnings (loss)          947                       546
Inter/Intra segment earnings (loss)          (520)                     (202)
                                        ---------                 ---------
Pretax earnings (loss)                  $   1,634                 $  (1,444)
                                        ---------                 ---------
                                        ---------                 ---------


Assets                                 September 30,               June 30,
                                           2000                      2000
                                       -------------             -------------
Manufacturing segment assets            $151,963                  $154,971
Distribution segment assets               23,992                    24,518
Corporate assets and elimination
  of inter-company assets                 (2,799)                   (5,299)
                                        --------                  --------
                                        $173,156                  $174,190
                                        --------                  --------
                                        --------                  --------


                     MANAGEMENT DISCUSSION AND ANALYSIS

Sales continued to register year-over-year improvement during the first fiscal quarter. Revenues for the first three months were 17 percent higher than a year ago with operations throughout the company contributing to the improvement. Net earnings also compared very favorably to the loss reported in last year's first quarter. As expected, both sales and earnings were lower than the fiscal 2000 final quarter as a result of normal seasonal factors.

The increase from year-ago shipping levels was broad based, with the most significant amounts registered at our manufacturing operations. While demand was up sharply from a year ago, it continued at a rate very similar to that of the preceding two quarters. Domestically, the increase over last year's shipments was in the larger horsepower commercial marine transmissions, power shift transmissions for AARF vehicles, and Arneson surface drives. In addition, aftermarket parts sales were well above year-ago levels. The demand for pleasure craft marine transmissions from our Belgian subsidiary continued to be strong, in part due to attractive pricing related to weakness of the Euro. Also, renewal parts shipments from that facility recovered from last year's first-quarter shortfall, which was caused by the implementation of a new enterprise-wide business system. All distribution subsidiaries had higher shipments, but the improvement as reported from overseas subsidiaries was mitigated by the strong dollar.

Profitability also improved, with the consolidated gross margin four percentage points ahead of last year's first fiscal quarter. Much of the increase was volume related as the greater production activity enabled more efficient use of our facilities. Also contributing to the better margins was improved domestic productivity and the continuing favorable impact of the strong dollar in Europe.

Marketing, engineering, and administrative (ME&A) expenses were reported below year-ago levels, and that accurately reflects our attention to these costs. However, after adjusting for the one-time expenses associated with the systems implementation in Europe last year, there was a slight rise in ME&A spending, well below the sales increase. The increase in interest expense was due solely to higher rates as the balance of borrowings declined by $6 million during the past 12 months. While individual country tax rates were unchanged, the effective consolidated rate is relatively high due to the mix of domestic losses incurred and overseas earnings, which are taxed at a higher rate.

Working capital, at $48 million, was down $1 million from the previous quarter due to a slight increase in liabilities. The seasonal changes in receivables
and inventory offset each other.   Receivables declined with the lower sales
level and inventory increased in preparation for the higher second fiscal quarter demand. Net cash flow from operating activities was slightly positive, but there was some reduction in cash after meeting the modest needs for investing and financing. The Company's balance sheet remains strong with anticipated operating cash flows and existing financing arrangements sufficient to provide liquidity for near-term needs.

                                 OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the three months ended September 30, 2000.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 30, 2000 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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


  November 10, 2000                       /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary