Form 10-Q
period 2000-12-31
TWIN DISC INC
filed 2001-01-25
CIK 100378

                           TWIN DISC, INCORPORATED

                      SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2000        Commission File Number  1-7635

                             TWIN DISC, INCORPORATED

             (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-0667110
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At December 31, 2000, the registrant had 2,807,832 shares of its common stock outstanding.

FINANCIAL STATEMENTS
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                December 31       June 30
                                                   2000            2000
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  7,169        $  5,651
      Trade accounts receivable, net               26,670          28,828
      Inventories, net                             54,128          50,190
      Other                                         5,785           5,333
                                                 --------        --------
          Total current assets                     93,752          90,002

    Property, plant and equipment, net             32,208          34,303
    Investments in affiliates                       7,158           6,968
    Deferred income taxes                           4,500           4,416
    Prepaid pension asset                          14,328          14,335
    Other assets                                   23,394          24,166
                                                 --------        --------
                                                 $175,340        $174,190
                                                 --------        --------
                                                 --------        --------

    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  8,817        $  7,428
      Accounts payable                             13,648          11,571
      Accrued liabilities                          22,896          21,909
                                                 --------        --------
          Total current liabilities                45,361          40,908

    Long-term debt                                 31,258          31,254
    Accrued retirement benefits                    21,434          23,795
                                                 --------        --------
                                                   98,053          95,957

    Shareholders' Equity:
    Common stock                                   11,653          11,653
    Retained earnings                              84,111          83,228
    Accumulated other comprehensive (loss)income     (996)            799
                                                 --------        --------
                                                   94,768          95,680

      Less treasury stock, at cost                 17,481          17,447
                                                 --------        --------
          Total shareholders' equity               77,287          78,233
                                                 --------        --------
                                                 $175,340        $174,190
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.


                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended       Six Months Ended
                                         December 31            December 31

                                      2000      1999         2000       1999
                                      ----      ----         ----       ----
Net sales                           $44,025   $44,342      $85,374    $79,619
Cost of goods sold                   33,569    34,390       65,174     62,811
                                    -------   -------      -------    -------
                                     10,456     9,952       20,200     16,808

Marketing, engineering and
  administrative expenses             8,049     8,139       15,578     15,884
Interest expense                        685       828        1,443      1,484
Other income, net                       (54)     (252)        (231)      (353)
                                    -------   -------      -------    -------
                                      8,680     8,715       16,790     17,015
                                    -------   -------      -------    -------

Earnings (loss) before income taxes   1,776     1,237        3,410       (207)
Income taxes                            816       544        1,544         (3)
                                    -------   -------      -------    -------
     Net earnings (loss)            $   960   $   693      $ 1,866   ($   204)
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Dividends per share                 $ 0.175   $ 0.175      $  0.35    $  0.35

Earnings per share data:
  Basic earnings (loss) per share   $  0.34   $  0.25      $  0.66   ($  0.07)
  Diluted earnings (loss) per share $  0.34   $  0.25      $  0.66   ($  0.07)

Shares outstanding data:
  Average shares outstanding          2,808     2,826        2,808      2,831
  Dilutive stock options                  0         0            0          0
                                    -------   -------      -------    -------
  Diluted shares outstanding          2,808     2,826        2,808      2,831
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Comprehensive income:
  Net earnings (loss)               $   960   $   693      $ 1,866   ($   204)
  Foreign currency translation
    adjustment                         (167)     (857)      (1,795)      (869)
                                    -------   -------      -------    -------
  Comprehensive income (loss)       $   793   $  (164)     $    71   ($ 1,073)
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Six Months Ended
                                                         December 31
                                                     2000          1999
                                                     ----          ----
Cash flows from operating activities:
  Net earnings (loss)                              $1,866        ($ 204)
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                   3,184         3,060
    Equity in earnings of affiliates                 (451)         (405)
    Dividends received from affiliate                 263           250
    Net change in working capital,
      excluding cash and debt, and other           (3,017)       (3,579)
                                                   ------        ------
                                                    1,845          (878)
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (1,096)       (1,145)
   Proceeds from sale of fixed assets                   7            51
   Business acquisition                                 0           131
                                                   ------        ------
                                                   (1,089)       (  963)

Cash flows from financing activities:
  Increase in notes payable, net                    2,100         2,489
  Treasury stock activity                             (34)         (278)
  Dividends paid                                     (983)         (993)
                                                   ------        ------
                                                    1,083         1,218
                                                   ------        ------

Effect of exchange rate changes on cash              (321)          (58)
                                                   ------        ------
  Net change in cash and cash equivalents           1,518          (681)

Cash and cash equivalents:
  Beginning of period                               5,651         4,136
                                                   ------        ------
  End of period                                    $7,169        $3,455
                                                   ------        ------
                                                   ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       December 31       June 30
                                          2000             2000
                                       ----------       ---------
Inventories:
   Finished parts                        $44,429         $40,313
   Work in process                         4,953           5,880
   Raw materials                           4,746           3,997
                                         -------         -------
                                         $54,128         $50,190
                                         -------         -------
                                         -------         -------

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

At December 31,2000 the Company has accrued approximately $1,050,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.







D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                         December 31            December 31

                                      2000      1999         2000       1999
                                      ----      ----         ----       ----
Manufacturing segment sales         $42,516   $40,994      $81,154    $72,213
Distribution segment sales           10,848    11,729       22,176     22,248
Inter/Intra segment sales            (9,339)   (8,381)     (17,956)   (14,842)
                                    -------   -------      -------    -------
Net sales                           $44,025   $44,342      $85,374    $79,619
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Manufacturing segment earnings(loss)$ 2,035   $   773      $ 3,242    $(1,015)
Distribution segment earnings           483       848        1,430      1,393
Inter/Intra segment loss               (742)     (384)      (1,262)      (585)
                                     ------   -------      -------    -------
Pretax earnings (loss)              $ 1,776   $ 1,237      $ 3,410   ($   207)
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------


Assets                                 December 31,                June 30,
                                           2000                      2000
                                       -------------             -------------
Manufacturing segment assets            $154,086                  $154,971
Distribution segment assets               24,257                    24,518
Corporate assets and elimination
  of inter-company assets                 (3,003)                   (5,299)
                                        --------                  --------
                                        $175,340                  $174,190
                                        --------                  --------
                                        --------                  --------

E. NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company expects that SAB 101 will not have a material effect on its financial statements

                     MANAGEMENT DISCUSSION AND ANALYSIS


Consolidated net sales for the second fiscal quarter were even with a year ago, the net result of higher shipping levels at most operations, reductions caused by translating foreign sales at strong dollar exchange rates, and softening demand in certain markets. However, margins improved and net earnings rose by about 39 percent.

Revenues of our domestic manufacturing operations continued their improvement from year-ago levels, but at a lesser rate than in the first fiscal quarter. As in the prior quarter, we reported increased market penetration of our propulsion products, primarily Arneson surface drives, and an improvement in aftermarket parts sales. We continue to see some recovery in demand for the higher horsepower marine transmissions used in commercial applications, and sales to the military gained over last year. On the strength of continuing demand for pleasure craft marine transmissions, the volume of product shipped from our European manufacturing subsidiaries registered a solid improvement in the quarter. While the weak Euro provided a competitive pricing advantage for those products on world markets, the almost 20 percent decline in value of that currency during the past year eliminated the revenue gain when stated in U.S. dollar terms. Likewise, the effect of modest gains in unit shipments from our offshore distribution operations was not proportionately reflected in our reported sales due to the relative weakness against the dollar of other currencies around the world.

The consolidated gross margin improved slightly from a year ago as a result of greater production volumes, and improved productivity and the favorable impact of the strong dollar at our Belgian operation. Margins are enhanced by the component of European sales denominated in dollars. Also, in last year's second fiscal quarter, results were affected by lingering production inefficiency cause by the implementation of new business systems late in the first fiscal quarter.

Marketing, engineering and administrative spending for the period was slightly below the second quarter last year, in line with the minimal change in sales volume. Interest expense reflects a minor reclassification from the first fiscal quarter, but it is still well below a year ago as a result of the $4 million reduction in debt since last year.

Working capital, at $48 million, has changed little in the six months since our previous fiscal year-end. Accounts receivable and inventory balances are comparable to the last quarter with variances from June 30, 2000 due to seasonal factors. Debt also has remained relatively constant since the prior year-end with a small amount of temporary borrowing at the end of December. For the six months, cash flows from operating activities were sufficient to cover capital expenditures and dividend payments. Our balance sheet is strong and we continue to have sufficient liquidity for near-term needs.

                                 OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the three months ended December 31, 2000.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended December 31, 2000 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

Item 5.     Other Information.

At the Annual Meeting of Shareholders held October 20, 2000, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1.   Election of Directors:

      a)  To serve until Annual Meeting in 2003:

          Michael H. Joyce      For:  2,536,322    Authority withheld:  36,789
          David B. Rayburn      For:  2,536,940    Authority withheld:  36,171
          George E. Wardeberg   For:  2,535,886    Authority withheld:  37,225

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


  January 26, 2001                 /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary