Form 10-Q
period 2001-03-31
TWIN DISC INC
filed 2001-05-14
CIK 100378

                           TWIN DISC, INCORPORATED

                      SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON
                                  Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001            Commission File Number  1-7635

                           TWIN DISC, INCORPORATED

           (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-0667110
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At March 31, 2001, the registrant had 2,807,832 shares of its common stock outstanding.

                             TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                 March 31         June 30
                                                   2001            2000
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  6,618        $  5,651
      Trade accounts receivable, net               27,298          28,828
      Inventories, net                             52,933          50,190
      Other                                         5,122           7,374
                                                 --------        --------
          Total current assets                     91,971          92,043

    Property, plant and equipment, net             31,959          34,303
    Investments in affiliates                       3,013           6,968
    Deferred income taxes                           6,426           4,416
    Prepaid pension asset                          14,328          14,335
    Other assets                                   22,058          24,166
                                                 --------        --------
                                                 $169,755        $176,231
                                                 --------        --------
                                                 --------        --------

    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  7,673        $  7,428
      Accounts payable                             12,789          11,571
      Accrued liabilities                          26,845          23,950
                                                 --------        --------
          Total current liabilities                47,307          42,949

    Long-term debt                                 26,259          31,254
    Accrued retirement benefits                    18,885          23,795
                                                 --------        --------
                                                   92,451          97,998

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            87,653          83,228
      Accumulated other comprehensive(loss)income  (4,521)            799
                                                 --------        --------
                                                   94,785          95,680
      Less treasury stock, at cost                 17,481          17,447
                                                 --------        --------
          Total shareholders' equity               77,304          78,233
                                                 --------        --------
                                                 $169,755        $176,231
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                           TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                         March 31                March 31
                                      2001      2000         2001       2000
                                      ----      ----         ----       ----
Net sales                           $47,642   $49,467     $133,016   $129,087
Cost of goods sold                   35,764    37,877      100,938    100,688
                                    -------   -------      -------    -------
                                     11,878    11,590       32,078     28,399

Marketing, engineering and
  administrative expenses             8,376     8,034       23,954     23,918
Interest expense                        675       777        2,118      2,261
Gain on sale of affiliate            (3,935)        0       (3,935)         0
Other income, net                      (159)     (542)        (390)      (894)
                                    -------   -------      -------    -------
                                      4,957     8,269       21,747     25,285

Earnings before income taxes          6,921     3,321       10,331      3,114
Income taxes                          2,888     1,595        4,432      1,592
                                    -------   -------      -------    -------
     Net earnings                   $ 4,033   $ 1,726      $ 5,899    $ 1,522
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Dividends per share                 $ 0.175   $ 0.175      $ 0.525    $ 0.525

Earnings per share data:
  Basic earnings per share          $  1.44   $  0.61      $  2.10    $  0.54
  Diluted earnings per share        $  1.44   $  0.61      $  2.10    $  0.54

Shares outstanding data:
  Average shares outstanding          2,808     2,811        2,808      2,824
  Dilutive stock options                  0         0            0          0
                                    -------   -------      -------    -------
  Diluted shares outstanding          2,808     2,811        2,808      2,824
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Comprehensive income (loss):
  Net earnings                      $ 4,033   $ 1,726      $ 5,899    $ 1,522
  Other comprehensive loss:
    Foreign currency translation
       adjustment                    (3,525)   (1,326)      (5,320)    (2,196)
                                    -------   -------      -------    -------
  Comprehensive income (loss)       $   508   $   400      $   579   ($   674)
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.


                         TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Nine Months Ended
                                                          March 31
                                                     2001          2000
                                                     ----          ----

Cash flows from operating activities:
  Net earnings                                     $5,899        $1,522
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                 4,801         5,120
      Gain on sale of affiliate                    (3,935)            0
      Equity in earnings of affiliates               (652)         (701)
      Dividends received from affiliate               463           500
      Net change in working capital,
        excluding cash and debt, and other         (4,077)         (719)
                                                   ------        ------
                                                    2,499         5,722
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (2,107)       (1,679)
   Proceeds from sales of fixed assets                  6            90
   Proceeds from sale of affiliate                  7,173             0
   Investment in joint venture                       (654)            0
                                                   ------        ------
                                                    4,418        (1,589)
                                                   ------        ------
Cash flows from financing activities:
  Increase (decrease) in notes payable, net        (4,300)        2,308
  Treasury stock activity                             (34)         (340)
  Dividends paid                                   (1,474)       (1,488)
                                                   ------        ------
                                                   (5,808)          480
                                                   ------        ------

Effect of exchange rate changes on cash              (142)         (268)
                                                   ------        ------
  Net change in cash and cash equivalents             967         4,345

Cash and cash equivalents:
  Beginning of period                               5,651         4,136
                                                   ------        ------
  End of period                                    $6,618        $8,481
                                                   ------        ------
                                                   ------        ------

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

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                        March 31         June 30
                                          2001             2000
                                       ----------       ---------
Inventories:
   Finished parts                        $42,830         $40,313
   Work in process                         5,524           5,880
   Raw materials                           4,579           3,997
                                         -------         -------
                                         $52,933         $50,190
                                         -------         -------
                                         -------         -------

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

At March 31, 2001 the Company has accrued approximately $1,042,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                    Three Months Ended       Nine Months Ended
                                          March 31               March 31

                                      2001      2000         2001       2000
                                      ----      ----         ----       ----
Manufacturing segment sales         $45,591   $48,026     $126,745   $120,239
Distribution segment sales           12,219    12,052       34,395     34,300
Inter/Intra segment sales           (10,168)  (10,611)     (28,124)   (25,452)
                                    -------   -------      -------    -------
Net sales                           $47,642   $49,467     $133,016   $129,087
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Manufacturing segment earnings(loss)$ 2,827   $ 2,855     $  6,069   $  1,840
Distribution segment earnings           946       727        2,376      2,120
Inter/Intra segment loss              3,148      (261)       1,886       (846)
                                     ------   -------      -------    -------
Pretax earnings (loss)              $ 6,921   $ 3,321      $10,331   $  3,114
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------


Assets                                   March 31,                 June 30,
                                           2001                      2000
                                       -------------             -------------
Manufacturing segment assets            $153,106                  $154,971
Distribution segment assets               26,535                    24,518
Corporate assets and elimination
  of inter-company assets                 (9,886)                   (3,258)
                                        --------                  --------
                                        $169,755                  $176,231
                                        --------                  --------
                                        --------                  --------

E. SALE OF INVESTMENT IN AFFILIATE

During the third quarter of fiscal 2001 the Company sold its 19.5% investment in Niigata Converter Company, LTD., Japan (Niigata), a manufacturer of power transmission equipment. The total proceeds from the transaction was $7.2 million, including the elimination of a $1.7 million note receivable, and resulted in a pre-tax gain of $3.9 million. The Company accounted for its 19.5% interest in Niigata using the cost method.

F. NEW ACCOUNTING PRONOUNCEMENT

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." This bulletin summarizes certain views of the SEC staff on applying generally accepted accounting principles to revenue recognition in financial statements. The SEC staff expressed its view that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectability is reasonably assured. The Company expects that SAB 101 will not have a material effect on its financial statements.

                        MANAGEMENT DISCUSSION AND ANALYSIS

Revenues for the first nine months of the fiscal year were ahead of last year, but for the current quarter, sales were slightly off year-ago levels. Net earnings for both the three- and nine-month periods were well above the comparable prior-year periods, but there was a significant one-time gain posted in the recently completed third fiscal quarter.

Mixed signals from our various markets led to a four percent decline in net sales compared with last year's third fiscal quarter, while year-to-date sales comparisons remained positive with a three percent increase for the nine months. For our manufacturing operations, overseas gains in marine transmissions for the pleasure craft market offset declines in sales of domestically produced products. The most significant declines were in power take-offs for irrigation and waste recycling applications and power transmission systems for airport rescue and fire-fighting vehicles and agricultural tractors. There also was some softness in sales of marine transmissions for commercial boats. Shipping volumes of our distribution operations varied by region, but sales in the aggregate from this group continued to show a modest year-to-year quarterly improvement. Although the U.S. dollar weakened somewhat during the quarter, its strength relative to a year ago continues to have a dampening effect on sales reported by our offshore operations.

The gross margin improvements reported in previous quarters continued, reaching their highest quarterly level of the current fiscal year. For the nine months, the gross margin is more than two percentage points ahead of last year. While greater production volume stimulated some of the improvement in earlier quarters of the fiscal year, sales of a favorable product mix, greater manufacturing productivity, and more effective material procurement contributed to the improvement of 1.5 percentage points in the recently completed quarter.

Marketing, engineering and administrative spending increased modestly compared with the third quarter last year, but for the nine-months, was virtually unchanged. The decline in interest expense reflects lower rates and lower debt levels, with most of the reduction coming as a result of the recent sale of our shares in a joint venture. During the quarter, Twin Disc sold its minority interest in Niigata Converter Company to its joint-venture partner and recorded again of $3.9 million. Most of the proceeds were applied to the outstanding debt, but a portion was used to capitalize a new marketing and engineering joint-venture that will support our global marine product line.

Working capital, at $45 million, was about $3-4 million below the previous quarter and the prior fiscal year-end. Most of the reduction was caused by an increase in income taxes accrued at our principal manufacturing operations in the U.S. and Belgium. Accounts receivable were up from the previous quarter as a result of increased sales, while inventory declined by more than $1 million. For the nine months, cash flows from operating activities were supplemented by a positive flow from investing activities which enabled the aforementioned repayment of $4.3 million of debt. While debt levels continue to be high compared with historic levels, our balance sheet is strong, and we continue to have sufficient liquidity for near-term needs.

                               OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the three months ended March 31, 2001.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended March 31, 2001 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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


  May 10, 2001                            /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Corporate Controller and
                                          Secretary