Form 10-K
period 2001-06-30
TWIN DISC INC
filed 2001-09-21
CIK 100378

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                           - - - - - - - - - - - -
                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                - - - - - - - - - - - - - - - - - - - - - - -
                  For the Fiscal Year Ended June 30, 2001
                       Commission File Number 1-7635

                           TWIN DISC, INCORPORATED
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
            (Exact Name of Registrant as Specified in its Charter)

           Wisconsin                                    39-0667110
- - - - - - - - - - - - - - - - - - -         - - - - - - - - - - - - - - - -
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                    Identification Number)


1328 Racine Street, Racine, Wisconsin                      53403
- - - - - - - - - - - - - - - - - - -         - - - - - - - - - - - - - - - -
(Address of Principal Executive Office)                  (Zip Code)

Registrant's Telephone Number, including  area code:  (262)638-4000

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered:
Common stock, no par value                    New York Stock Exchange
- - - - - - - - - - - - - -         - - - - - - - - - - - - - - - - - - - - -
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

At September 1, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was $32,016,095. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At September 1, 2001, the registrant had 2,807,832 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The incorporated portions of such documents being specifically identified in the applicable Items of this Report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2001 are incorporated by reference into Part III.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Ten customers accounted for approximately 47% of the Company's consolidated net sales during the year ended June 30, 2001. Sewart Supply, Inc., an independent distributor of Twin Disc products, accounted for approximately 11% of consolidated net sales in 2001.

Unfilled open orders for the next six months of $39,405,000 at June 30, 2001 compares to $52,991,000 at June 30, 2000. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,942,000, $1,852,000 and $2,505,000 in 2001, 2000, and 1999, respectively. Total engineering and development costs were $6,309,000, $6,322,000 and $7,829,000 in 2001, 2000 and
1999, respectively.


Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2001 was 986.

A summary of financial data by segment for the years ended June 30, 2001, 2000 and 1999 appears in Note J to the consolidated financial statements on pages 20 through 22 of this form.

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

The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:

      Jacksonville, Florida, U.S.A.        Chambery, France

      Miami, Florida, U.S.A.               Brisbane, Queensland, Australia

      Loves Park, Illinois, U.S.A.         Perth, Western Australia, Australia

      Coburg, Oregon, U.S.A.               Singapore

      Kent, Washington, U.S.A.             Shanghai, China

      Edmonton, Alberta, Canada            Viareggio, Italy

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

The Company has joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency ("IEPA") to conduct a remedial investigation and feasibility study at the Interstate Pollution Control facility in Rockford, Illinois. The consent decree was signed on October 17, 1991, and filed with the federal court in the Northern District of Illinois. The Company's total potential liability on the site cannot be estimated with particularity until a final remedy is selected by the IEPA and an allocation scheme is adopted by the parties. The IEPA is expected to issue its decision by early fall, 2001. Based upon current assumptions, however, the Company anticipates potential liability of approximately $200,000.

The Company has also joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency to conduct a remedial investigation and feasibility study at the MIG\DeWane Landfill in Rockford, Illinois. The consent decree was signed on March 29, 1991, and filed with the federal court in the Northern District of Illinois. The IEPA issued its record of decision for the site in April 2000, selecting a remedy with an estimated cost of $18 million. The Company's total potential liability on the site cannot be estimated with particularity until an allocation scheme is adopted by the parties. Based upon current assumptions, however, the Company anticipates potential liability of approximately $300,000.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to
be held on October 19, 2001.
                          Principal Occupation
     Name                   Last Five Years                              Age
- - - - - - - - -    - - - - - - - - - - - - - - - - - - - - - - - -     - -
Michael E. Batten    Chairman, Chief Executive Officer since 1983        61

Michael H. Joyce     President - Chief Operating Officer since 1995      60

James O. Parrish     Vice President - Finance and Treasurer since 1982   61

Lance J. Melik       Vice President - Transmission and Industrial        58
                     products since June 1999 and Vice President
                     - Corporate Development since September 1995

Paul A. Pelligrino   Vice President - Engineering since 1996             62

Henri Claude Fabry   Vice President - Marine and Distribution since      55
                     June 1999; formerly Director of Marketing and
                     Sales, Twin Disc International S.A. since
                     February 1997; formerly Managing Director of
                     Marine Power Europe since 1985

James E. Feiertag    Vice President - Manufacturing since November       44
                     2000; formerly Vice President of Manufacturing
                     for the Drives and Systems Group, Rockwell
                     Automation Group since 1999; formerly Director
                     of Manufacturing for the Drives Group, Rockwell
                     Automation Group

Fred H. Timm         Corporate Controller and Secretary since 1995       55

Officers are elected annually by the Board of Directors at the Board meeting held preceding each Annual Meeting of the Shareholders. Each officer holds office until his successor is duly elected, or until he resigns or is removed from office.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

The Company's common stock is traded on the New York Stock Exchange under the symbol TDI. The price information below represents the high and low sales prices for each period:
    Fiscal Year Ended June 30, 2001         Fiscal Year Ended June 30, 2000
                     High      Low                           High     Low
    First Quarter   17 13/16  15 3/4        First Quarter   20 3/8   16 1/2
    Second Quarter  17  5/16  14 1/4        Second Quarter  16 5/8   11
    Third Quarter   15  3/32  13 1/16       Third Quarter   18 5/16  11 7/8
    Fourth Quarter  17 19/64  14 1/4        Fourth Quarter  17 9/16  15 7/16

Quarterly dividends of $0.175 per share were declared and paid for each of the quarters above. As of June 30, 2001 there were 1,060 shareholder accounts.

Pursuant to a shareholder rights plan (the "Rights Plan"), on April 17, 1998, the Board of Directors declared a dividend distribution, payable to shareholders of record at the close of business on June 30, 1998, of one Preferred Stock Purchase Right ("Rights") for each outstanding share of Common Stock. The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (or 25% in the case of any person or group which currently owns 15% or more of the shares or who shall become the Beneficial Owner of 15% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an Affiliate or an Associate of such existing holder or by succeeding such a person as trustee of a trust existing on the record date) (an "Acquiring Person"), or 10 business days following the commencement of a tender or exchange offer that would result in the offeror beneficially owning 25% or more of the Common Stock. A person who is not an Acquiring Person will not be deemed to have become an Acquiring Person solely as a result of a reduction in the number of shares of Common Stock outstanding due to a repurchase of Common Stock by the Company until such person becomes beneficial owner of any additional shares of Common Stock. Each Right will entitle shareholders who received the Rights to buy one newly issued unit of one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $160, subject to certain anti-dilution adjustments. The Company will generally be entitled to redeem the Rights at $.05 per Right at any time prior to 10 business days after a public announcement of the existence of an Acquiring Person. In addition, if (i) a person or group accumulates more than 25% of the Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which the independent directors of the Company determine to be fair to and otherwise in the best interests of the Company and its shareholders and except solely due to a reduction in the number of shares of Common Stock outstanding due to the repurchase of Common Stock by the Company), (ii) a merger takes place with an Acquiring Person where the Company is the surviving corporation and its Common Stock is not changed or exchanged, (iii) an Acquiring Person engages in certain self-dealing transactions, or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1% (e.g., a reverse stock split), each Right (other than Rights held by the Acquiring Person and certain related parties which become void) will represent the right to purchase, at the exercise price, Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price. In addition, if following the public announcement of the existence of an Acquiring Person the Company is acquired in a merger or other business combination transaction, except a merger or other business combination transaction that takes place after the consummation of an offer for all outstanding shares of Common Stock that the independent directors of the Company have determined to be fair, or a sale or transfer of 50% or more of the Company's assets or earning power is made, each Right (unless previously voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

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

Item 6.  Selected Financial Data

Financial Highlights
(dollars in thousands, except per share amounts and shares outstanding)
                                         For the years ended June 30,
Statement of Operations Data:   2001      2000      1999      1998      1997
Net sales                     $180,786  $177,987  $168,142  $202,643  $189,942
Net earnings (loss)              6,169     3,773    (1,018)    9,363     7,729
Basic earnings (loss) per share   2.20      1.34      (.36)     3.30      2.78
Diluted earnings (loss) per share 2.20      1.34      (.36)     3.24      2.75
Dividends per share                .70       .70      .805       .76       .70

Balance Sheet Data (at end of period):
Total assets                   156,734   174,190   176,900   160,954   158,755
Total debt                      31,058    38,682    40,127    20,225    20,113


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales, New Orders and Backlog

There was a small increase in revenues in fiscal 2001 following the modest improvement a year earlier. While sales improved, demand from our various markets was mixed and the strong dollar heightened competitive pressure. Order rates declined throughout the most recent fiscal year after an improvement in fiscal 2000. The backlog of orders scheduled for shipment during the next six months (six-month backlog) increased 32 percent to $53 million at June 2000 but dropped by 26 percent to $39 million by the end of fiscal 2001.

Net sales of $178 million in fiscal 2000 were six percent ahead of the previous fiscal year and rose another two percent to $181 million in fiscal 2001. Order rates improved early in fiscal year 2000, and year-over-year improvements in shipments began in the second fiscal quarter. The most significant components of the year 2000 improvement were registered within our domestic manufacturing operation. Shipments of power take-offs, attributable to the product line purchased in fiscal 1999; higher-horsepower marine transmissions used in commercial boats; power-shift transmissions for construction applications; and aftermarket parts sales all contributed to the increase. Shipments from our Belgian plant of lower-horsepower marine transmissions also increased slightly as demand for their use in pleasure craft applications remained steady; and shipments from our Italian manufacturing subsidiary acquired in fiscal 1999 contributed for the full year.

Demand continued at a steady pace for the first part of fiscal 2001, but eased somewhat by mid-year. Shipments followed the same pattern with favorable year-to-year comparisons during the first half in all forward market product lines as well as aftermarket service parts. As the year progressed, we experienced a softening demand for power-shift transmissions and torque converters and for power take-offs used in irrigation and waste recycling applications. These declines were partially offset by increased volume of shipments for military applications, surface drive marine propulsion units, and the continuing steady demand for marine transmissions produced overseas. Indicative of a modest recovery in certain of the Company's markets, fourth quarter shipments of power take-offs were approximately equal to year ago levels.

Shipments from our wholly owned distribution companies, primarily those offshore, rebounded in fiscal 2000 after the modest decline in 1999; and that improvement continued in fiscal 2001. Recovering economies, particularly in the Pacific Rim, were a positive influence, but the stronger dollar intensified competition and inhibited realization of the full market potential.

The U.S. dollar strengthened against most currencies in each of the last three fiscal years, particularly Asian currencies in fiscal 1999 and the Euro in fiscal 2000 and 2001, resulting in two negative influences on revenues. There was increased pricing pressure from non-dollar based competition, and sales from our offshore subsidiaries were down when translated into U.S. dollars for reporting. An offsetting favorable impact was the improved margins on dollar-denominated shipments from our Belgian subsidiary. Price increases, implemented selectively in each year, generated revenues about equal to the rate of inflation.

At the end of fiscal 2000, six-month backlog was $53 million, a substantial increase from the prior year-end. The improvement was due mainly to improved demand for commercial marine and certain industrial products. As fiscal 2001 opened, order rates began to decline in selected markets, most notably industrial products, and that continued through the year. By the end of fiscal 2001 industrial products demonstrated evidence of some recovery in demand, but the order rate for marine transmissions had fallen. As a result, the six-month backlog at the end of fiscal 2001 had declined to $39 million, 26 percent below the prior year-end.

Margins, Costs and Expenses

Manufacturing method and process improvements as well as programs to reduce inventory and manage assets more effectively have been part of our on-going efforts to improve operating margins. We also have given constant attention to fixed costs so that greater profitability can be achieved, especially during cyclical downturns.

The gross margin increased by almost two percentage points in fiscal 2000 with all manufacturing operations showing improvement. Domestically, higher production volume, a favorable product mix, strict control of general manufacturing costs, and the cost benefit of fiscal 1999 manufacturing personnel reductions were the most significant factors. Overseas, productivity improvements, expansion of the production workweek, and the favorable impact of sales denominated in the relatively strong dollar provided added profitability.

In fiscal 2001, incremental improvements in all aspects of our manufacturing operations from on-time delivery to inventory reduction and cellular layout led the way to higher gross margins. During the fourth quarter, we recorded several one-time charges against operations for inventory obsolescence and product warranty issues. Although the fourth-quarter margin was down somewhat from the comparable period a year ago, it was consistent with previous fiscal 2001 quarters.

Marketing, engineering, and administrative (ME&A) expense declined four percent in fiscal 2000 as a result of previous-year staff reductions, continued attention to cost, and closure of our South African distribution operation. In fiscal 2001, ME&A was virtually unchanged from the previous year.

Recognizing the reduced order activity in the latter half of fiscal year 2001, severance and voluntary separation programs to reduce the domestic manufacturing workforce were implemented in the fourth quarter. In addition, representing about one-third of the $1.5 million fourth quarter restructuring charge, reserves were taken for the rationalization of several smaller branches and operations whose markets will continue to be served from other locations.

Early in fiscal 2001, we closed our wholly owned distribution company in Spain and engaged an existing company to represent Twin Disc in that market. The impact on revenues and profitability was not significant. During the third fiscal quarter, we sold our minority interest in Niigata Converter Company to our joint-venture partner and recorded a gain of $3.9 million in Other Income. Most of the proceeds were applied to the outstanding debt, but a portion was used to capitalize a new marketing and engineering joint venture that will support our global marine product line.

Interest, Taxes and Net Earnings

Interest expense increased sharply in fiscal 2000 primarily due to the increased debt needed to finance acquisitions in fiscal 1999. In fiscal 2001, interest declined as debt was reduced by $8 million and, although the majority of our debt is in fixed-rate notes, we also benefited from the drop in U.S. interest rates. In the last fiscal quarter, settlement of a federal tax issue allowed the reversal of previously accrued interest expense; and that further reduced fiscal 2001 interest expense.

The substantial tax provision on almost-breakeven pre-tax earnings in fiscal 1999 was caused by lower tax rates on losses domestically, offset by higher rates on income overseas; and by the lack of a recordable tax benefit on the provision for loss on the closure of our South African distribution subsidiary. In fiscal 2000 and again in fiscal 2001, limitations on foreign tax credit utilization, continued high proportion of foreign earnings, and settlement of some state tax issues resulted in an unusually high effective tax rate. Statutory rates generally have remained unchanged.

Liquidity and Capital Resources

The net cash provided by operating activities in fiscal 2000 was almost $7 million, down approximately $2 million from the previous year. Positive cash flows from earnings, depreciation, and working capital reductions were partially offset by increased contributions to Company pension funds. In fiscal 2001, net cash provided by operations remained about $7 million with earnings, depreciation and asset reduction the primary components.

Expenditures for capital equipment were reduced from plan to conserve cash during the fiscal 1999 downturn. For the past two years, spending has been well below depreciation as we have been more rigorous in establishing capital budgets that are consistent with long-term manufacturing strategy. Looking forward, we expect the level of capital spending will rise as necessary to provide for more efficient machinery and to allow further refinement of individual manufacturing cells.

Working capital and the current ratio dropped in fiscal 1999 as short-term debt was used to finance acquisitions. Early in fiscal 2000, the short-term borrowings were replaced with a term revolver and those liquidity measures returned to more normal levels. At the end of each of the last two fiscal years, working capital has been approximately $50 million with the current ratio unchanged at 2.2.

The book value of the Company, and thus its reported capital structure, changed significantly at each of the last three fiscal year-ends. It was reduced by a non-cash charge to equity of $11.1 million at June 30, 1999. The charge was caused primarily by using a more conservative mortality table to estimate pension liabilities and generally reflected the amount by which those liabilities exceeded plan assets. In fiscal 2000, the charge was reversed as a result of good market return on plan assets and equity increased by a similar amount. Then in the most recent year, poor market performance reduced plan assets and required a new non-cash charge to equity of $17.8 million, net of tax. In accordance with applicable accounting standards, the after-tax effects of the changes were charged directly to equity and shown in comprehensive income but did not affect reported primary earnings. In addition, the aforementioned non-cash accounting adjustment reflects, in large part, a mismatch between cash contributed to the plan and the expense charged against operations and does not indicate a need for large cash contributions. Our pension plans are well funded.

The Company believes the capital resources available in the form of existing cash, lines of credit (see Footnote G to the consolidated financial statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable business requirements in the future.

Other Matters

Environmental Matters

The Company is involved in various stages of investigation relative to hazardous waste sites on the United States EPA National Priorities List. It is not possible at this time to determine the ultimate outcome of those matters; but, as discussed further in Footnote O to the consolidated financial statements, they are not expected to affect materially the Company's operations, financial position, or cash flows.

Note on Forward-Looking Statements
Statements in this report and in other Company communications that are not historical facts are forward-looking statements, which are based on management's current expectations. These statements involve risks and uncertainties that could cause actual results to differ materially from what appears here.

Forward-looking statements include the Company's description of plans and objectives for future operations and assumptions behind those plans. The words "anticipates," "believes," "intends," "estimates," and "expects," or similar anticipatory expressions, usually identify forward-looking statements. In addition, goals established by Twin Disc, Incorporated, should not be viewed as guarantees or promises of future performance. There can be no assurance the Company will be successful in achieving its goals.

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors could cause actual results to be materially different from what is presented here.

Item 7(a). Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussions of the Company's accounting policies and further disclosure relating to financial instruments is included in Note A of Notes to Consolidated Financial Statements on pages 16 through 17 of this form.

Interest rate risk - The Company currently has lines of credit bearing interest predominantly at the prime interest rate minus .75%. Due to the relative stability of interest rates, the Company does not utilize any financial instruments to manage interest rate risk exposure.

Commodity price risk - The Company is exposed to the fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on transactions denominated in foreign currencies. Gains and losses from foreign currency transactions are included in earnings. At June 30, 2001 and 2000, the Company had outstanding forward exchange contracts to purchase 208,189,000 and 189,972,000 Belgian francs at a cost of $4,500,000 and $4,500,000, respectively. The contracts have a weighted average maturity of 48 days and 40 days, respectively. In addition, the Company had outstanding forward foreign exchange contracts to sell 776,913,000 Italian Lira for $345,000. The contracts have a weighted average maturity of 21 days as of June 30, 2001.

Item 8.  Financial Statements and Supplementary Data

See consolidated financial statements and Financial Statement Schedule on Pages 10 through 29 of this form.

Sales and Earnings by Quarter (dollars in thousands, except per share amounts)

2001                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $41,349    $44,025    $47,642    $47,770   $180,786
Gross profit                9,744     10,456     11,878     11,617     43,695
Net earnings                  906        960      4,033        270      6,169
Basic earnings per share      .32        .34       1.44        .10       2.20
Diluted earnings per share    .32        .34       1.44        .10       2.20
Dividends per share          .175       .175       .175       .175        .70

2000                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $35,277    $44,342    $49,467    $48,901   $177,987
Gross profit                6,856      9,952     11,590     12,960     41,358
Net earnings                 (897)       693      1,726      2,251      3,773
Basic earnings per share     (.32)       .25        .61        .80       1.34
Diluted earnings per share   (.32)       .25        .61        .80       1.34
Dividends per share          .175       .175       .175       .175        .70

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2001, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2001, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Compensation of Executive Officers", "Stock Options","Retirement Income Plan", "Supplemental Retirement Benefit Plan", "Compensation of Directors" and "Employment Contracts" in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 19, 2001 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Executive Selection and Salary Committee Report on Executive Compensation" and "Corporate Performance Graph" is not incorporated by reference and shall not be deemed "filed" as part of this report.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 19, 2001 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements

See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 10, the Report of Independent Accountants on page 11 and the Consolidated Financial Statements on pages 12 to 27, all of which are incorporated by reference.

Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

(a)(2) Consolidated Financial Statement Schedules

See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 10, the Report of Independent Accountants on Financial Statement Schedule on page 28 and the Consolidated Financial Statement Schedule on page 29, all of which are incorporated by reference.

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record upon written request directed to the Secretary, Twin Disc, Incorporated, 1328 Racine Street, Racine, Wisconsin 53403.


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                                                     Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants....................................... 11

Consolidated Balance Sheets as of June 30, 2001 and 2000................ 12

Consolidated Statements of Operations for the years
 ended June 30, 2001, 2000 and 1999..................................... 13

Consolidated Statements of Cash Flows for the years
 ended June 30, 2001, 2000 and 1999..................................... 14

Consolidated Statements of Changes in Shareholders' Equity and
 Comprehensive Income for the years ended June 30, 2001, 2000 and 1999.. 15

Notes to Consolidated Financial Statements........................... 16-27


INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants on Financial Statement Schedule...... 28

Schedule II - Valuation and Qualifying Accounts........................ 29


Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders
Twin Disc, Incorporated
Racine, Wisconsin

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Twin Disc, Incorporated and Subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
- - - - - - - - - - - - - - -
PricewaterhouseCoopers  LLP

Milwaukee, Wisconsin
July 20, 2001, except as to Note G
which is as of August 1, 2001

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 and 2000
        (Dollars in thousands)                     2001          2000
                                                   ----          ----
ASSETS
Current assets:
  Cash and cash equivalents                     $  5,961      $  5,651
  Trade accounts receivable, net                  27,058        28,828
  Inventories, net                                46,492        50,190
  Deferred income taxes                            8,330             -
  Other                                            3,925         5,333
                                                 -------       -------
        Total current assets                      91,766        90,002

Property, plant and equipment, net                31,584        34,303
Investments in affiliates                          2,358         6,968
Goodwill, net                                     13,719        14,401
Deferred income taxes                              6,302         4,416
Intangible pension asset                           1,988             -
Prepaid pension asset                                  -        14,335
Other assets                                       9,017         9,765
                                                 -------       -------
                                                $156,734      $174,190
                                                 =======       =======

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                 $  4,797      $  4,571
  Current maturities on long-term debt             2,857         2,857
  Accounts payable                                10,368        11,571
  Deferred income taxes                                -         1,157
  Accrued liabilities                             23,428        20,752
                                                 -------       -------
       Total current liabilities                  41,450        40,908

Long-term debt                                    23,404        31,254
Accrued retirement benefits                       33,121        23,795
                                                 -------       -------
                                                  97,975        95,957

Minority interest                                    337             -

Shareholders' equity:
  Common shares authorized: 15,000,000;
    issued: 3,643,630; no par value               11,653        11,653
  Retained earnings                               87,431        83,228
  Accumulated other comprehensive (loss) income  (23,181)          799
                                                 -------       -------
                                                  75,903        95,680
  Less treasury stock, at cost                    17,481        17,447
                                                 -------       -------
             Total shareholders' equity           58,422        78,233
                                                 -------       -------
                                                $156,734      $174,190
                                                 =======       =======

            The notes to consolidated financial statements
               are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2001, 2000 and 1999

   (In thousands, except per share data)
                                        2001         2000         1999
                                        ----         ----         ----
Net sales                            $180,786     $177,987     $168,142
Cost of goods sold                    137,091      136,629      132,061
                                      -------      -------      -------
           Gross profit                43,695       41,358       36,081
Marketing, engineering and
  administrative expenses              31,716       31,476       32,755
Restructuring of operations             1,453            -            -
                                      -------      -------      -------
           Earnings from operations    10,526        9,882        3,326

Other income (expense):
  Interest income                         262          244          237
  Interest expense                     (2,194)      (2,979)      (2,070)
  Equity in net earnings
    (loss) of affiliates                  820          906         (945)
  Gain on sale of affiliate             3,935            -        1,355
  Loss on closure of subsidiary             -            -       (1,140)
  Other, net                             (258)          14         (749)
                                      -------      -------      -------
                                        2,565       (1,815)      (3,312)
                                      -------      -------      -------
           Earnings before income
             taxes                     13,091        8,067           14

Income taxes                            6,922        4,294        1,032
                                      -------      -------      -------

           Net earnings (loss)       $  6,169     $  3,773     $ (1,018)
                                      =======      =======      =======


Earnings (loss) per share data:
  Basic earnings (loss) per share    $   2.20     $   1.34     $   (.36)
  Diluted earnings (loss) per share      2.20         1.34         (.36)

Shares outstanding data:
  Average shares outstanding            2,808        2,821        2,835
  Dilutive stock options                    -            -            9
                                      -------      -------      -------
  Diluted shares outstanding            2,808        2,821        2,844
                                      =======      =======      =======

                   The notes to consolidated financial statements
                      are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2001, 2000 and 1999
               (In thousands)               2001          2000          1999
                                            ----          ----          ----
Cash flows from operating activities:
  Net earnings (loss)                    $  6,169      $  3,773      $ (1,018)
  Adjustments to reconcile to net cash
      provided by operating activities:
    Depreciation and amortization           6,392         6,980         6,454
    (Loss) gain on sale of plant assets        10            (3)           38
    Gain on partial sale of affiliate      (3,935)            -        (1,355)
    Loss on closure of subsidiary               -             -         1,140
    Loss on restructuring of operations     1,262             -             -
    Equity in net (earnings)
       loss of affiliates                    (820)         (906)          945
    Provision for deferred income taxes    (4,680)         (284)            -
    Dividends received from affiliate         632           600           625
    Changes in operating assets and
      liabilities:
      Trade accounts receivable, net          672        (2,922)        3,898
      Inventories, net                      1,483         3,211         3,468
      Other assets                          3,535          (770)       (1,757)
      Accounts payable                     (1,677)        2,402        (1,360)
      Accrued liabilities                   1,210           168          (759)
      Accrued/prepaid retirement benefits  (2,869)       (5,364)       (1,361)
                                           -------      -------       -------
Net cash provided by
  operating activities                      7,384         6,885         8,958
                                           -------      -------       -------
Cash flows from investing activities:
  Proceeds from sale of plant assets           52            92            24
  Proceeds from sale of affiliate           7,173             -             -
  Acquisitions of plant assets             (3,492)       (2,134)       (6,439)
  Acquisitions of businesses                    -             -       (16,785)
  Investment in joint venture                (654)            -             -
                                          -------       -------       -------
Net cash provided (used) by
  investing activities                      3,079       (2,042)      (23,200)
                                          -------       -------       -------
Cash flows from financing activities:
  Increases (decreases) in notes
    payable, net                          (5,000)       (15,000)        15,000
  Proceeds from long-term debt                 -         18,000             -
  Payments of long-term debt              (2,857)        (3,857)            -
  Acquisition of treasury stock              (34)          (343)            -
  Proceeds from exercise of stock options      -              2            38
  Dividends paid                          (1,966)        (1,974)       (2,282)
                                          -------       -------       -------
Net cash (used) provided by
  financing activities                    (9,857)        (3,172)       12,756
                                          -------       -------       -------
Effect of exchange rate changes on cash     (296)          (156)          535
                                          -------       -------       -------
Net change in cash and cash equivalents      310          1,515         (951)
Cash and cash equivalents:
  Beginning of year                        5,651          4,136         5,087
                                          -------       -------       -------
  End of year                            $ 5,961       $  5,651      $  4,136
                                          =======       =======       =======
Supplemental cash flow information:
  Cash paid during the year for:
     Interest                            $  2,078      $  3,008      $  2,037
     Income taxes                           5,155         4,401           127

              The notes to consolidated financial statements
               are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
for the years ended June 30, 2001, 2000 and 1999
               (In thousands)                    2001      2000      1999
                                                 ----      ----      ----
Common stock
  Balance, June 30                            $ 11,653  $ 11,653 $  11,653
                                               -------   -------   -------
Retained earnings
  Balance, July 1                               83,228    81,430    84,738
  Net earnings (loss)                            6,169     3,773    (1,018)
  Cash dividends                                (1,966)   (1,974)   (2,282)
  Stock options exercised                            -        (1)       (8)
                                               -------   -------   -------
  Balance, June 30                              87,431    83,228    81,430
                                               -------   -------   -------

Accumulated other comprehensive income (loss)
  Balance, July 1                                  799    (8,516)    2,757
                                               -------   -------   -------
    Foreign currency translation adjustment
      Balance, July 1                              799     3,288     3,418
      Current adjustment                        (6,219)   (2,489)     (130)
                                               -------   -------   -------
      Balance, June 30                          (5,420)      799     3,288
                                               -------   -------   -------
    Minimum pension liability adjustment, net
      Balance, July 1                                -   (11,804)     (661)
      Current adjustment, net of related income
       taxes ($11,356 in 2001, $(7,547) in 2000
       and $7,125 in 1999)                     (17,761)   11,804   (11,143)
                                               -------   -------   -------
      Balance, June 30                         (17,761)        -   (11,804)
                                               -------   -------   -------
Accumulated other comprehensive income (loss)
  Balance, June 30                             (23,181)      799    (8,516)
                                               -------   -------   -------

Treasury stock, at cost
  Balance, July 1                              (17,447)  (17,107)  (17,153)
  Shares acquired                                  (34)     (343)        -
  Stock options exercised                            -         3        46
                                               -------   -------   -------
  Balance, June 30                             (17,481)  (17,447)  (17,107)
                                               -------   -------   -------
Shareholders' equity balance, June 30         $ 58,422  $ 78,233  $ 67,460
                                               =======   =======   =======

Comprehensive income (loss)
  Net earnings (loss)                         $ 6,169  $   3,773  $ (1,018)
  Other comprehensive income (loss)
    Foreign currency translation adjustment    (6,219)    (2,489)     (130)
    Minimum pension liability adjustment      (17,761)    11,804   (11,143)
                                               -------   -------   -------
    Other comprehensive income (loss)         (23,980)     9,315   (11,273)
                                               -------   -------   -------
  Comprehensive income (loss)                $(17,811) $  13,088  $(12,291)
                                               =======   =======   =======

            The notes to consolidated financial statements
               are an integral part of these statements.

                TWIN DISC, INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

Consolidation Principles--The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly and partially owned domestic and foreign subsidiaries. Certain foreign subsidiaries are included based on fiscal years ending March 31 or May 31, to facilitate prompt reporting of consolidated accounts. All significant intercompany transactions have been eliminated.

Translation of Foreign Currencies--Substantially all foreign currency balance sheet accounts are translated into United States dollars at the rates of exchange prevailing at year-end. Revenues and expenses are translated at average rates of exchange in effect during the year. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) of the consolidated statement of operations are foreign currency transaction losses of $145,000, $144,000 and $682,000 in 2001, 2000 and 1999, respectively.

Cash Equivalents--The Company considers all highly liquid marketable securities purchased with a maturity date of three months or less to be cash equivalents.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $699,000 and $704,000 at June 30, 2001 and 2000, respectively.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, notes payable and current maturities on long-term debt approximate fair value because of the immediate short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximates fair value because the underlying instruments bear interest at, or near, a current market rate.

Derivative Financial Instruments--Derivative financial instruments (primarily forward foreign exchange contracts) may be utilized by the Company to hedge foreign exchange rate risk. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company does not enter into financial instruments for trading or speculative purposes. For financial reporting purposes, forward foreign exchange contracts used to hedge the currency fluctuations on transactions denominated in foreign currencies are marked-to-market and the resulting gains and losses, together with the offsetting losses and gains on hedged transactions, are recorded in the "Other income (expense)" caption in the statement of operations. At June 30, 2001 and 2000, the Company had outstanding forward foreign exchange contracts to purchase $4,500,000 and $4,500,000, respectively, of Belgian francs with a weighted average maturity of 48 days and 40 days, respectively. In addition, the Company had outstanding forward foreign exchange contracts to sell $345,000 of Italian lira with a weighted average maturity of 21 days as of June 30, 2001. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities " which establishes standards for accounting for derivatives and hedging activities. FAS 133 was effective for the Company on July 1, 2000 and did not have a significant impact on the Company's earnings or financial position.

Inventories--Inventories are valued at the lower of cost or market. Cost has been determined by the last-in, first-out (LIFO) method for parent company inventories, and by the first-in, first-out (FIFO) method for all other inventories.

Property, Plant and Equipment and Depreciation--Assets are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and betterments are capitalized and amortized by depreciation charges. Depreciation is provided on the straight-line method over the estimated useful lives of the assets for financial reporting and on accelerated methods for income tax purposes. The lives assigned to buildings and related improvements range from 10 to 40 years, and the lives assigned to machinery and equipment range from 5 to 15 years. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until physically disposed.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.

Investments in Affiliates--The majority of the Company's investments in 20% to 50%-owned affiliates are accounted for using the equity method. Investments in less than 20%-owned affiliates are accounted for using the cost method.

Revenue Recognition--Revenue is recognize by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured. In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 was effective for the Company in the fourth quarter of 2001 and did not have a material effect on the Company's financial statements.

Goodwill--Goodwill consists of costs in excess of net assets of businesses acquired. Goodwill is amortized using the straight-line method over its estimated beneficial lives, not to exceed 40 years. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate whether the goodwill should be evaluated for possible impairment. Goodwill at June 30, 2001 and 2000 of $13,719,000 and $14,401,000, respectively, are net of accumulated amortization of $1,397,000 and $1,542,000, respectively.

Income Taxes--The Company recognizes deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

The Company does not provide for taxes which would be payable if undistributed earnings of its foreign subsidiaries or its foreign affiliate were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

Management Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

Shipping and Handling Fees and Costs--The Company adopted the provisions of the Emerging Issues Task Force (EITF) Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 was effective for the Company in the fourth quarter of 2001 and did not have a material effect on the Company's financial statements.

Recently Issued Accounting Standards--In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interest method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. SFAS 141 is effective for the Company July 1, 2001. SFAS 142 will be effective for the Company July 1, 2002. Early application is permitted. The Company is currently evaluating the impact of SFAS 142.

B.  INVENTORIES
The major classes of inventories at June 30 were as follows (in thousands):

                                              2001            2000
                                              ----            ----
Finished parts                              $37,711         $40,313
Work-in-process                               4,931           5,880
Raw materials                                 3,850           3,997
                                             ------          ------
                                            $46,492         $50,190
                                             ======          ======

Inventories stated on a LIFO basis represent approximately 29% and 35% of total inventories at June 30, 2001 and 2000, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $20,565,000 and $20,549,000 at June 30, 2001 and 2000, respectively.


C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):
                                              2001            2000
                                              ----            ----
Land                                       $  1,403        $  1,406
Buildings                                    22,407          22,582
Machinery and equipment                      91,773          92,715
                                             ------          ------
                                            115,583         116,703
Less accumulated depreciation                83,999          82,400
                                             ------          ------
                                           $ 31,584        $ 34,303
                                             ======          ======

D.  INVESTMENTS IN AFFILIATES

The Company's investments in affiliates as of June 30, 2001 consists of a 25% interest in a domestic distributor of Twin Disc products. The Company's investments in affiliates as of June 30, 2000 consisted of the 25% interest in the domestic distributor and a 19.5% investment in Niigata Converter Company, LTD., Japan (Niigata), a manufacturer of power transmission equipment. In March of 1999, the Company sold a portion of its investment in Niigata in exchange for a $1.7 million note receivable due in various annual amounts commencing December 31, 2002 through December 31, 2008. The sale was a non-cash transaction for purposes of the consolidated statement of cash flows. As a result, a pre-tax gain of $1.3 million was recognized in 1999. In January of 2001 the Company sold their remaining investment in Niigata. The total proceeds from the transaction was $7.2 million, including the elimination of the $1.7 million note receivable, and resulted in a pre-tax gain of $3.9 million recognized in 2001.

Prior to the sale in 1999 the Company accounted for its 25% interest in Niigata using the equity method. The Company recognized its share of Niigata's loss from April 1, 1998 through March 1, 1999 of $1.5 million.

Combined condensed financial data for investments in affiliates accounted for under the equity method of accounting are summarized below (in thousands). The balance sheet information for 2001 and 2000 includes the domestic distributor balances only. The statement of operations information for 2001 and 2000 includes the results of operation of the domestic distributor from June 1, 2000 through May 31, 2001 and June 1, 1999 through May 31, 2000, respectively. The statement of operations information for 1999 includes the domestic distributor results from June 1, 1998 through May 31, 1999 and Niigata results from April 1, 1998 through March 1, 1999.

                                                 2001        2000
                                                 ----        ----
Current assets                                $ 11,485    $ 10,145
Other assets                                     5,458       5,452
                                               -------     -------
                                              $ 16,943    $ 15,597
                                               =======     =======

Current liabilities                           $  7,363    $  6,681
Other liabilities                                  149         235
Shareholders' equity                             9,431       8,681
                                               -------     -------
                                              $ 16,943    $ 15,597
                                               =======     =======
                                     2001       2000       1999
                                     ----       ----        ----
Net sales                          $ 27,516   $ 23,866   $116,115
Gross profit                          9,832      9,813     13,008
Net earnings (loss)                   3,281      3,624     (3,780)

E. JOINT VENTURE

On April 2, 2001 the Company entered into a Joint Venture Agreement with Niigata Engineering Co. LTD., Japan (Niigata) to form NICO Transmissions Co., Inc. (N.C.). N.C. is an engineering and marketing company supporting the Company's expanding global marine product line as well as a distribution company for Niigata's family of transmission products.

Pursuant to the terms of the Joint Venture Agreement, the Company contributed $0.7 million in exchange for a 66% ownership interest in N.C. and Niigata contributed $0.3 million for a 34% ownership interest. As a result of the Company's controlling interest, the Company will consolidate N.C. For reporting purposes, N.C.'s balance sheet and statement of operations as of and for the year ended March 31 will be consolidated with the Company's balance sheet and statement of operations as of and for the year ended June 30. Results of operation of N.C. for the three months ended June 30, 2001 were not significant.


F.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

                                                 2001        2000
                                                 ----        ----
Salaries and wages                            $  4,533    $  3,989
Retirement benefits                              4,944       4,024
Other                                           13,951      12,739
                                               -------     -------
                                              $ 23,428    $ 20,752
                                               =======     =======

G.  DEBT

Notes payable consists of amounts borrowed under unsecured line of credit agreements. Unused lines of credit total $19,476,000 at June 30, 2001. These lines of credit are available predominantly at the prime interest rate minus
 .75% and may be withdrawn at the option of the banks. The weighted average interest rate of the lines outstanding at June 30, 2001 and 2000 was 5.6% and 5.26%, respectively.

Included in long-term debt is $14,286,000 and $17,142,000 on 7.37% ten-year unsecured notes, net of $43,000 and $51,000 unamortized debt issuance costs at June 30, 2001 and 2000, respectively. These notes contain certain covenants, including the maintenance of a current ratio of not less than 1.5 and consolidated net worth must be at least equal to the sum of $61,810,000 plus 35% of consolidated net earnings for each quarter from July 1, 1996. As a result of the minimum pension liability adjustment recorded by the Company during 2001 in accordance with Statement of Financial Accounting Standards
(SFAS) No. 87 "Employers' Accounting for Pensions" the Company was in violation of the consolidated net worth covenant of the notes. On August 1, 2001, the Company received an amendment effective June 30, 2001 to it's note agreement which cured this violation. The Company was in compliance with all other debt covenants as of June 30, 2001. Principal payments of $2,857,000 are due in the years 2000 through 2005, with the remaining balance due on June 1, 2006. During 2000 the Company entered into a $20,000,000 revolving loan agreement which expires on September 30, 2002. This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness. As of June 30, 2001, The Company was in compliance with all debt covenants. The outstanding balance of $12,000,000 and $17,000,000 at June 30, 2001 and 2000, respectively, is classified as a long-term liability as repayment is not expected within the next year. Notes under this agreement bear interest on a schedule determined by the Company's leverage ratio and the LIBOR interest rate. The rate was 4.9% and 7.9% at June 30, 2001 and 2000, respectively.


H.  LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):
          Fiscal Year
          - - - - - -


             2002               $2,169
             2003                1,799
             2004                  990
             2005                  641
             2006                  576
             Thereafter          1,318
                                 -----
                                $7,493
                                 =====

Total rent expense for operating leases approximated $3,444,000, $3,023,000 and $2,941,000 in 2001, 2000 and 1999, respectively.

I.  SHAREHOLDERS' EQUITY

At June 30, 2001 and 2000, treasury stock consisted of 835,798 and 833,740 shares of common stock, respectively. The Company issued 150 shares of treasury stock in 2000, to fulfill its obligations under the stock option plans. The difference between the cost of treasury shares issued and the option price is recorded in retained earnings. The Company acquired 2,058 and 25,444 shares of treasury stock in 2001 and 2000, respectively.

Cash dividends per share were $.70 in 2001, $.70 in 2000 and $.805 in 1999.

In 1998, the Company's Board of Directors established a Shareholder Rights Plan and distributed to shareholders one preferred stock purchase right for each outstanding share of common stock. Under certain circumstances, a right may be exercised to purchase one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $160, subject to certain anti-dilution adjustments. The rights become exercisable ten (10) days after a public announcement that a party or group has either acquired at least 15% (or at least 25% in the case of existing holders who currently own 15% or more of the common stock), or commenced a tender offer for at least 25% of the Company's common stock. Generally, after the rights become exercisable, if the Company is a party to certain merger or business combination transactions, or transfers 50% or more of its assets or earnings power, or certain other events occur, each right will entitle its holders, other than the acquiring person, to buy a number of shares of common stock of the Company, or of the other party to the transaction, having a value of twice the exercise price of the right. The rights expire June 30, 2008, and may be redeemed by the Company for $.05 per right at any time until ten (10) days following the stock acquisition date. The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 50,000 shares of the preferred stock for the purpose of the Shareholder Rights Plan.

J.  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company and its subsidiaries are engaged in the manufacture and sale of power transmission equipment. Principal products include industrial clutches, hydraulic torque converters, fluid couplings, power-shift transmissions, marine transmissions, universal joints, power take-offs and reduction gears. The Company sells to both domestic and foreign customers in a variety of market areas, principally construction, industrial, energy and natural resources, marine and agricultural.

The Company has two reportable segments: manufacturing and distribution. These segments are managed separately because each provides different services and requires different technology and marketing strategies. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers among segments are at established inter-company selling prices.

Information about the Company's segments is summarized as follows (in thousands):
                                     Manufacturing   Distribution   Total
                                     -------------   ------------   -----
            2001
Net sales                               $171,439       $45,337     $216,776
Intra-segment sales                        7,953           304        8,257
Inter-segment sales                       27,009           724       27,733
Interest income                              393            76          469
Interest expense                           2,796           107        2,903
Income taxes                               4,072           851        4,923
Depreciation and amortization              5,997           269        6,266
Segment earnings                           5,562         1,365        6,927
Segment assets                           141,737        24,822      166,559
Expenditures for segment assets            3,245           247        3,492

            2000
Net sales                               $166,067       $46,726     $212,793
Intra-segment sales                        7,176           613        7,789
Inter-segment sales                       26,327           690       27,017
Interest income                              321            73          394
Interest expense                           3,159           125        3,284
Income taxes                               3,904           916        4,820
Depreciation and amortization              6,589           264        6,853
Segment earnings                           3,464         1,587        5,051
Segment assets                           154,971        24,518      179,489
Expenditures for segment assets            1,766           368        2,134


            1999
Net sales                               $156,661       $41,426     $198,087
Intra-segment sales                        7,235           439        7,674
Inter-segment sales                       21,545           726       22,271
Interest income                              350            92          442
Interest expense                           2,134           228        2,362
Income taxes                                 519         1,036        1,555
Depreciation and amortization              6,062           291        6,353
Segment earnings                           1,147           170        1,317
Segment assets                           152,251        25,448      177,699
Expenditures for segment assets            6,017           422        6,439

The following is a reconciliation of reportable segment net sales, earnings
(loss) and assets, to the Company's consolidated totals (in thousands):

                                               2001        2000        1999
Net sales                                      ----        ----        ----
 Total net sales from reportable segments     $216,776    $212,793   $198,087
 Elimination of inter-company sales            (35,990)    (34,806)   (29,945)
                                               -------     -------    -------
  Total consolidated net sales                $180,786    $177,987   $168,142
                                               =======     =======    =======
Earnings (loss)
 Total earnings from
  reportable segments                         $  6,927    $  5,051   $  1,317
 Other corporate expenses                         (758)     (1,278)    (2,335)
                                               -------     -------    -------
  Total consolidated net earnings (loss)      $  6,169    $  3,773   $ (1,018)
                                               =======     =======    =======

Assets
 Total assets for reportable segments         $166,559    $179,489
 Elimination of inter-company assets           (16,802)    (18,120)
 Corporate assets                                6,977      12,821
                                               -------     -------
  Total consolidated assets                   $156,734    $174,190
                                               =======     =======
Other significant items:
                                         Segment                 Consolidated
                                          Totals   Adjustments      Totals
             2001                        -------   -----------   ------------
Interest income                          $   469     $   (207)     $    262
Interest expense                           2,903         (709)        2,194
Income taxes                               4,923        1,999         6,922
Depreciation and amortization              6,266          126         6,392
Expenditures for segment assets            3,492            -         3,492

             2000
Interest income                          $   394     $   (150)     $    244
Interest expense                           3,284         (305)        2,979
Income taxes                               4,820         (526)        4,294
Depreciation and amortization              6,853          127         6,980
Expenditures for segment assets            2,134            -         2,134

             1999
Interest income                          $   442     $   (205)     $    237
Interest expense                           2,362         (292)        2,070
Income taxes                               1,555         (523)        1,032
Depreciation and amortization              6,353          101         6,454
Expenditures for segment assets            6,439            -         6,439

All adjustments represent inter-company eliminations and corporate amounts.


Geographic information about the Company is summarized as follows (in thousands):
                                                2001       2000       1999
                                                ----       ----       ----
Net sales
 United States                                $120,522   $113,377   $106,051
 Other countries                                60,264     64,610     62,091
                                               -------    -------    -------
  Total                                       $180,786   $177,987   $168,142
                                               =======    =======    =======

Long-lived assets
 United States                                $ 50,305   $ 70,831
 Belgium                                         8,221      8,291
 Other countries                                 5,078      5,306
 Elimination of inter-company assets            (4,939)    (4,656)
                                               -------    -------
  Total                                       $ 58,665   $ 79,772
                                               =======    =======

One customer accounted for approximately 11%, 10% and 8% of consolidated net sales in 2001, 2000 and 1999, respectively.

K.   STOCK OPTION PLANS

During fiscal 1999, the Company adopted the Twin Disc, Incorporated 1998 Stock Option Plan for Non-Employee Directors, a non-qualified plan, for non-employee directors to purchase up to 35,000 shares of common stock, and the Twin Disc, Incorporated 1998 Incentive Compensation Plan, a plan, where options are determined to be non-qualified or incentive at the date of grant, for officers and key employees to purchase up to 165,000 shares of common stock. The plans are administered by the Executive Selection and Compensation Committee of the Board of Directors which has the authority to determine which officers and key employees will be granted options. The grant of options to non-employee directors is fixed at options to purchase 1,000 shares of common stock per year or 600 at time of appointment. Except as described in the following sentence, all options allow for exercise prices not less than the grant date fair market value, immediately vest and expire ten years after the date of grant. For options under the Incentive Compensation Plan, if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock, the price will be not less than 110% of the grant date fair market value and the options expire five years after the grant date. In addition, the Company has 78,750 incentive stock option plan options and 56,250 non-qualified stock option plan options outstanding at June 30, 2001 under the Twin Disc, Incorporated 1988 Incentive Stock Option plan and the Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors, respectively. The plans terminated during 1999.

Shares available for future options as of June 30 were as follows:

                                                           2001     2000
                                                           ----     ----
   1998 Stock Option Plan for Non-Employee Directors      20,650   23,000
   1998 Incentive Compensation Plan                      100,350  132,750

Stock option transactions under the plans during 2001, 2000 and 1999 were as follows:
                                      Weighted         Weighted      Weighted
                                       Average          Average       Average
                                 2001   Price     2000   Price   1999  Price
                                 ----  --------   ----  -------  ---- --------
Non-qualified stock options:
  Options outstanding
    at beginning of year        83,600  $22.06   84,600  $22.55  80,500 $22.50
  Granted                       15,750   17.47   12,000   19.94  19,000  24.69
  Canceled                     (11,000)  21.47  (13,000)  23.31 (14,700) 25.08
  Exercised                          -      -         -       -    (200) 26.00
                                ------          -------          ------
  Options outstanding
    at June 30                  88,350  $21.31   83,600  $22.06  84,600 $22.55
                                ======          =======          ======
  Options price range
   ($14.00 - $20.00)
    Number of shares                     52,650

    Weighted average price              $ 18.86

    Weighted average remaining life        6.15 years

  Options price range
   ($20.875 - $28.75)

    Number of shares                    35,700

    Weighted average price             $ 24.93

    Weighted average remaining life       6.84 years

                                      Weighted         Weighted      Weighted
                                       Average          Average       Average
                                2001    Price   2000    Price    1999   Price
                                ----  --------  ----    -------  ----  -------
Incentive stock options:
  Options outstanding
    at beginning of year      119,400  $23.24  132,250  $23.70  124,300 $23.57
  Granted                      26,800   17.81   22,800   20.20   33,900  25.80
  Canceled                    (20,550)  21.95  (35,500)  23.25  (23,950) 26.58
  Exercised                         -       -     (150)  14.00   (2,000) 16.63
                              -------          -------          -------
  Options outstanding
    at June 30                125,650  $22.29  119,400  $23.24  132,250  23.70
                              =======          =======          =======
  Options price range
   ($14.00 - $20.00)
    Number of shares                     64,300

    Weighted average price              $ 18.83

    Weighted average remaining life        7.27 years

  Options price range
   ($20.875 - $28.75)

    Number of shares                     56,850

    Weighted average price              $ 25.47

    Weighted average remaining life        7.02 years

  Options price range
   ($31.625 - $32.25)

    Number of shares                      4,500

    Weighted average price              $ 31.63

    Weighted average remaining life        7.00 years

The Company accounts for its stock option plans under the guidelines of
Accounting Principles Board Opinion No. 25.  Accordingly, no compensation cost has been recognized in the statement of operations.  Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, consistent with the method prescribed by FAS 123, the net earnings and earnings per share would have been as follows
(in thousands, except per share amounts):
                                            2001         2000         1999
                                            ----         ----         ----
         Net earnings (loss)
                As reported               $ 6,169      $ 3,773      $(1,018)
                Pro forma                   6,028        3,648       (1,277)

         Basic earnings (loss) per share
                As reported                $ 2.20       $ 1.34       $ (.36)
                Pro forma                    2.15         1.29         (.45)

         Diluted earnings (loss) per share
                As reported                $ 2.20       $ 1.34       $ (.36)
                Pro forma                    2.15         1.29         (.45)

The above pro forma net earnings and earnings per share were computed using the fair value of options at the date of grant (for options granted after June
1995) as calculated by the Black-Scholes option-pricing method and the following assumptions: 22% volatility, 4.2% annual dividend yield, interest rates based on expected terms and grant dates, a 5 year term and an exercise price equal to the fair market value on the date of grant except for incentive options granted to greater than 10% shareholders which are calculated using a 3 year term and an exercise price equal to 110% of the fair market value on the date of grant. For those options granted during 2001, 2000 and 1999 with exercise prices equal to the grant date fair market value, the exercise prices and weighted average fair values of the options were $17.54 and $3.38 in 2001, $19.94 and $3.70 in 2000 and $25.26 and $5.02 in 1999, respectively. For those options granted with exercise prices greater than the grant date fair market value, the exercise prices and weighted average fair values of the options were $19.59 and $2.50 in 2001,$21.93 and $2.43 in 2000 and $28.08 and $2.71 in
1999,respectively.

L.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,942,000, $1,852,000 and $2,505,000 in 2001, 2000 and 1999, respectively. Total engineering and development costs were $6,309,000, $6,322,000 and $7,829,000 in 2001, 2000 and
1999, respectively.


M.  RETIREMENT PLANS

The Company has non-contributory, qualified defined benefit pension plans covering substantially all domestic employees and certain foreign employees. Domestic plan benefits are based on years of service, and, for salaried employees, on average compensation for benefits earned prior to January 1, 1997 and on a cash balance plan for benefits earned after January 1, 1997. The Company's funding policy for the plans covering domestic employees is to contribute an actuarially determined amount which falls between the minimum and maximum amount that can be contributed for federal income tax purposes. Domestic plan assets consist principally of listed equity and fixed income securities.

In addition, the Company has unfunded, non-qualified retirement plans for certain management employees and directors. Benefits are based on final average compensation and vest upon retirement from the Company.

In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain domestic retirees. All employees retiring after December 31, 1992, and electing to continue coverage through the Company's group plan, are required to pay 100% of the premium cost.

The following table sets forth the Company's defined benefit pension plans' and other postretirement benefit plan's funded status and the amounts recognized in the Company's balance sheets and income statements as of June 30 (dollars in thousands):

                                                                   Other
                                                                    Post
                                                 Pension         retirement
                                                 Benefits         Benefits
                                             ----------------  --------------
                                             2001     2000     2001     2000
                                             ----     ----     ----     ----
Change in benefit obligation:
  Benefit obligation, beginning of year   $109,087 $115,865 $ 30,227 $ 32,749
  Service cost                               1,284    1,518       16       19
  Interest cost                              8,333    8,028    2,298    2,265
  Actuarial (gain) loss                      4,094   (6,806)   3,110   (1,481)
  Benefits paid                             (8,773)  (9,518)  (3,684)  (3,325)
                                           -------  -------   ------   ------
  Benefit obligation, end of year         $114,025 $109,087 $ 31,967 $ 30,227
                                           =======  =======   ======   ======
Change in plan assets:
  Fair value of assets, beginning of year $112,689 $ 98,283 $     -  $     -
  Actual return on plan assets             (11,560)  16,876       -        -
  Employer contribution                      5,996    7,048   3,684    3,325
  Benefits paid                             (8,773)  (9,518) (3,684)  (3,325)
                                           -------  -------  ------   ------
  Fair value of assets, end of year       $ 98,352 $112,689 $     -  $     -
                                           =======  =======  ======   ======

Funded status                             $(15,673)$  3,602 $(31,967)$(30,227)
  Unrecognized net transition obligation       375      606        -        -
  Unrecognized actuarial loss               30,008    4,398    9,582    6,817
  Unrecognized prior service cost            1,823    2,495        -        -
                                            ------   ------   ------  -------
Net amount recognized                     $ 16,533 $ 11,101 $(22,385)$(23,410)
                                            ======   ======   ======  =======
Amounts recognized in the balance sheet
 consist of:
  Prepaid benefit cost                    $      6 $ 14,335 $      - $      -
  Accrued benefit liability                (14,578)  (3,234) (22,385) (23,410)
  Intangible asset                           1,988        -        -        -
  Deferred tax asset                        11,356        -        -        -
  Minimum pension liability adjustment      17,761        -        -        -
                                           -------   ------  -------  -------
Net amount recognized                     $ 16,533 $ 11,101 $(22,385)$(23,410)
                                           =======   ======  =======  =======
Weighted average assumptions as of June 30:
  Discount rate                               7.50%   8.00%    7.50%    8.00%
  Expected return on plan assets              9.00%   9.00%
  Rate of compensation increase               5.00%   5.00%


                                                     Pension Benefits
                                                --------------------------
                                                 2001      2000      1999
                                                 ----      ----      ----
Service cost                                   $ 1,284   $ 1,518   $ 1,517
Interest cost                                    8,333     8,028     7,254
Expected return on plan assets                  (9,837)   (8,532)   (8,617)
Amortization of prior service cost                 151       672       672
Amortization of transition obligation              181       179       183
Recognized net actuarial loss                      456       699       102
                                                ------    ------    ------
Net periodic benefit cost                      $   568   $ 2,564   $ 1,111
                                                ======    ======    ======

                                                 Postretirement Benefits
                                                --------------------------
                                                 2001      2000      1999
                                                 ----      ----      ----
Service cost                                   $    16   $    19   $    23
Interest cost                                    2,298     2,265     1,978
Recognized net actuarial loss                      345       457       399
                                                ------    ------    ------
Net periodic benefit cost                      $ 2,659   $ 2,741   $ 2,400
                                                ======    ======    ======


The pension plans held 62,402 shares of Company stock with a fair market value of $989,000 and $1,065,000 at June 30, 2001 and 2000, respectively.

The assumed weighted average health care cost trend rate was 6% in fiscal year 2001 and 2000. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $2.1 million and the service and interest cost by approximately $160,000. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $2.0 million and the service and interest cost by approximately $150,000.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $1,591,000, $1,699,000 and $1,572,000 in 2001,
2000 and 1999, respectively.


N.  INCOME TAXES

United States and foreign earnings (loss) before income taxes were as follows
(in thousands):

                                        2001      2000      1999
                                        ----      ----      ----

     United States                    $ 3,457   $   367   $(3,555)
     Foreign                            9,634     7,700     3,569
                                       ------    ------    ------
                                      $13,091   $ 8,067   $    14
                                       ======    ======    ======
The provision (credit) for income taxes is comprised of the following (in thousands):

                                        2001      2000      1999
                                        ----      ----      ----
     Currently payable:
       Federal                        $ 7,046   $   664   $(1,376)
       State                              101         6        49
       Foreign                          4,455     3,908     2,359
                                       ------    ------    ------
                                       11,602     4,578     1,032
                                       ------    ------    ------

     Deferred:
       Federal                         (5,045)     (137)      402
       State                              481       220      (292)
       Foreign                           (116)     (367)     (110)
                                       ------    ------    ------
                                       (4,680)     (284)        -
                                       ------    ------    ------
                                      $ 6,922   $ 4,294   $ 1,032
                                       ======    ======    ======

The components of the net deferred tax asset as of June 30, were as follows (in thousands):
                                                2001             2000
                                                ----             ----
Deferred tax assets:
  Retirement plans and employee benefits      $13,241          $ 4,852
  Alternative minimum tax credit
    carryforwards                               1,453              301
  Foreign tax credit carryforwards              2,414            1,933
  State net operating loss and other
    state credit carryforwards                    531              771
  Other                                         8,618            3,950
                                               ------           ------
                                               26,257           11,807
                                               ------           ------
Deferred tax liabilities:
  Property, plant and equipment                 5,631            5,744
  Other                                             -            2,804
                                               ------           ------
                                                5,631            8,548
                                               ------           ------
Valuation allowance                            (1,500)               -
                                               ------           ------
Total net deferred tax assets                 $19,126          $ 3,259
                                               ======           ======
Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations:

                                                 2001      2000      1999
                                                 ----      ----      ----
   U.S. federal income tax at 34%              $ 4,451   $ 2,743    $    5
   Increases (reductions)
       in tax resulting from:
     Foreign tax items                             234     1,387       463
     State taxes                                   351       149      (161)
     Valuation allowance                         1,500         -         -
     Disposition of investment in subsidiary       286         -         -
     Accrual for prior years                         2       150        74
     Other, net                                     98      (135)      651
                                                 -----     -----     -----
                                               $ 6,922   $ 4,294    $1,032
                                                 =====     =====     =====

During 2001 the Company recorded a $1.5 million valuation allowance as it believes more likely than not certain foreign tax credit carryforwards will not be utilized prior to their expiration beginning June, 2002.


O.  CONTINGENCIES

The Company is involved in various stages of investigation relative to hazardous waste sites, two of which are on the United States EPA National Priorities List (Superfund sites). The Company's assigned responsibility at each of the Superfund sites is less than 3%. The Company has also been requested to provide administrative information related to two other potential Superfund sites but has not yet been identified as a potentially responsible party. Additionally, the Company is subject to certain product liability matters in the normal course of business.

At June 30, 2001, the Company has accrued approximately $1,050,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.


P.    RESTRUCTURING OF OPERATIONS

During the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $1.5 million in connection with the reduction of its workforce and consolidation of facilities. These actions were taken in an effort to streamline the Company's cost structure and utilization of available capacity at other locations. The charge included $1.0 million in employee termination and severance benefits, $0.3 million for remaining costs related to preexisting leases, $0.1 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. During

2001 the Company had cash payments of $0.2 million and has a remaining balance in accrued liabilities of $1.3 million.


Q.   CLOSURE OF SUBSIDIARIES

In June 1999, the Company approved a plan to terminate operations at its South African subsidiary, Twin Disc (South Africa) Pty. Ltd, early in fiscal 2000. The Company recorded a loss of $1,140,000 in 1999 related to the termination of operations, which consists primarily of the recognition of cumulative translation losses of $829,000 with the remaining amounts related to disposals of inventories and fixed assets, and severance benefits. The results of the subsidiary's operations through June 30, 1999 are included in the consolidated financial statements.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

Our audits of the consolidated financial statements referred to in our report dated July 20, 2001, except as to Note G which is as of August 1, 2001, appearing on page 11 of this form 10-K also included an audit of the information set forth in the Financial Statement Schedule listed in Item 14(a)(2)of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
- - - - - - - - - - - - - - -
PricewaterhouseCoopers LLP



Milwaukee, Wisconsin
July 20, 2001




TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2001, 2000 and 1999
(In thousands)
                                        Additions
                            Balance at  Charged to               Balance at
                            Beginning   costs and                  end of
Description                 of Period   Expenses    Deductions<F1>of Period
- - - -  - - - - - - - -    - - - - -   - - - - -   - - - - - -  - - - - - -
2001:
Allowance for losses on
  accounts receivable         $ 704       $ 157       $ 162        $ 699

Reserve for inventory
  obsolescence                1,371       2,470         495        3,346

2000:

Allowance for losses on
 accounts receivable          $ 534       $ 371       $ 201        $ 704

Reserve for inventory
  obsolescence                1,161       1,212       1,002        1,371

1999:
Allowance for losses on
  accounts receivable         $ 647       $ 170       $ 283        $ 534

Reserve for inventory
  obsolescence                1,125         779         743        1,161

<F1>
Accounts receivable written-off and inventory disposed of during the year and other adjustments.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TWIN DISC, INCORPORATED



                                       By   /s/ FRED H. TIMM
                                           Fred H. Timm, Corporate
                                           Controller and Secretary
                                           (Chief Accounting Officer)

September 18, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   (  By   /s/ MICHAEL E. BATTEN
                                   (      Michael E. Batten, Chairman,
                                   (      Chief Executive Officer and Director
                                   (
                                   (
                                   (
September 18, 2001                 (  By  /s/ MICHAEL H. JOYCE
                                   (     Michael H. Joyce, President,
                                   (     Chief Operating Officer and Director
                                   (
                                   (
                                   (
                                   ( By   /s/ JAMES O. PARRISH
                                   (     James O. Parrish, Vice President-
                                   (     Finance, Treasurer and Director
                                   (     Chief Financial Officer)



                                   (     Paul J. Powers, Director
September 18, 2001                 (     David L. Swift, Director
                                   (     John A. Mellowes, Director
                                   (     George E. Wardeberg, Director
                                   (     David R. Zimmer, Director
                                   (     David B. Rayburn, Director
                                   (
                                   (
                                   ( By   /s/ JAMES O. PARRISH
                                   (     James O. Parrish, Attorney in Fact

EXHIBIT INDEX
TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2001

Exhibit   Description                                           Filed Herewith

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

     f)   Supplemental Retirement Plan (Incorporated by reference to
          Exhibit 10(f) of the Company's Form 10-K for the year ended June 30, 1998).

     g) Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10(f) of the Company's Form 10-K for the year ended June 30, 1993).

   10h)   Form of Twin Disc, Incorporated Corporate Short Term
          Incentive Plan  (Incorporated by reference to Exhibit
          10(g) of the Company's Form 10-K for the year ended
          June 30, 1993).

     i) The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998).

     j)   The 1998 Stock Option Plan for Non-Employee Directors
          (Incorporated by reference to Exhibit B of the Proxy
          Statement for the Annual Meeting of Shareholders held on October 16, 1998).

     21   Subsidiaries of the Registrant                                 X

     23   Consent of Independent Accountants                             X

     24   Power of Attorney                                              X