Form 10-Q
period 2001-09-30
TWIN DISC INC
filed 2001-11-14
CIK 100378

                           TWIN DISC, INCORPORATED

                      SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON
                                  Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001        Commission File Number  1-7635

                           TWIN DISC, INCORPORATED

           (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-0667110
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At September 30, 2001, the registrant had 2,807,832 shares of its common stock outstanding.

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                September 30      June 30
                                                   2001            2001
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $ 10,604        $  5,961
      Trade accounts receivable, net               25,837          27,058
      Inventories, net                             50,576          46,492
      Deferred income taxes                         8,330           8,330
      Other                                         3,269           3,925
                                                 --------        --------
          Total current assets                     98,616          91,766

    Property, plant and equipment, net             31,178          31,584
    Investments in affiliates                       2,558           2,358
    Goodwill                                       12,237          12,119
    Deferred income taxes                           6,302           6,302
    Prepaid pension asset                           1,988           1,988
    Other assets                                    9,626          10,617
                                                 --------        --------
                                                 $162,505        $156,734
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  4,256        $  4,797
      Current maturities on long-term debt          2,857           2,857
      Accounts payable                             14,139          10,368
      Accrued liabilities                          24,081          23,428
                                                 --------        --------
          Total current liabilities                45,333          41,450

    Long-term debt                                 23,432          23,404
    Accrued retirement benefits                    33,360          33,121
                                                 --------        --------
                                                  102,125          97,975

    Minority Interest                                 360             337

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            87,212          87,431
      Accumulated other comprehensive loss        (21,364)        (23,181)
                                                 --------        --------
                                                   77,501          75,903
      Less treasury stock, at cost                 17,481          17,481
                                                 --------        --------
          Total shareholders' equity               60,020          58,422
                                                 --------        --------
                                                 $162,505        $156,734
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                           TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2001          2000
                                                     ----          ----
Net sales                                          $40,631      $41,349
Cost of goods sold                                  32,085       31,605
                                                   -------      -------
                                                     8,546        9,744
Marketing, engineering and
  administrative expenses                            7,848        7,529
Interest expense                                       488          758
Other income, net                                     (305)        (177)
                                                   -------      -------
                                                     8,031        8,110
                                                   -------      -------

Earnings before income taxes                           515        1,634
Income taxes                                           220          728
Minority Interest                                       23            -
                                                   -------      -------
  Net earnings                                     $   272      $   906
                                                   -------      -------
                                                   -------      -------

Dividends per share                                $ 0.175      $ 0.175


Earnings per share data:
  Basic earnings per share                         $  0.10      $  0.32
  Diluted earnings per share                       $  0.10      $  0.32


Shares outstanding data:
  Average shares outstanding                         2,808        2,810
  Dilutive stock options                                 0            0
                                                   -------      -------
  Diluted shares outstanding                         2,808        2,810
                                                   -------      -------
                                                   -------      -------

Comprehensive income:
  Net earnings                                     $   272      $   906
  Other comprehensive income (loss):
    Foreign currency translation adjustment          1,817       (1,628)
                                                   -------      -------

  Comprehensive income (loss):                     $ 2,089     ($   722)
                                                   -------      -------
                                                   -------      -------


In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2001          2000
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                                     $  272       $   906
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                 1,381         1,583
      Equity in earnings of affiliates               (200)         (145)
      Dividends received from affiliate                 -           100
      Net change in working capital,
        excluding cash and debt, and other          4,491        (2,421)
                                                   ------        ------
                                                    5,944            23
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                      (339)         (341)
                                                   ------        ------
                                                     (339)         (341)
                                                   ------        ------
Cash flows from financing activities:
  Decrease in notes payable, net                     (694)            -
  Treasury stock activity                               -           (34)
  Dividends paid                                     (491)         (492)
                                                   ------        ------
                                                   (1,185)         (526)
                                                   ------        ------

Effect of exchange rate changes on cash               223          (187)
                                                   ------        ------
  Net change in cash and cash equivalents           4,643        (1,031)

Cash and cash equivalents:
  Beginning of period                               5,961         5,651
                                                   ------        ------
  End of period                                   $10,604       $ 4,620
                                                   ------        ------
                                                   ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                      September 30       June 30
                                          2001             2001
                                       ----------       ---------
Inventories:
   Finished parts                        $39,516         $37,711
   Work in process                         6,216           4,931
   Raw materials                           4,844           3,850
                                         -------         -------
                                         $50,576         $46,492
                                         -------         -------
                                         -------         -------

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

At September 30, 2001 the Company has accrued approximately $1,049,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                       September 30,             September 30,
                                           2001                      2000
                                       -------------             -------------
Manufacturing segment sales             $  34,758                 $  38,638
Distribution segment sales                 14,135                    11,328
Inter/Intra segment sales                  (8,262)                   (8,617)
                                        ---------                 ---------
Net sales                               $  40,631                 $  41,349
                                        ---------                 ---------
                                        ---------                 ---------

Manufacturing segment earnings          $     113                 $   1,207
Distribution segment earnings               1,019                       947
Inter/Intra segment loss                     (617)                     (520)
                                        ---------                 ---------
Pretax earnings                         $     515                 $   1,634
                                        ---------                 ---------
                                        ---------                 ---------


Assets                                 September 30,             September 30,
                                           2001                      2000
                                       -------------             -------------
Manufacturing segment assets            $ 141,646                 $ 151,963
Distribution segment assets                29,505                    23,992
Corporate assets and elimination
  of inter-company assets                  (8,646)                   (2,799)
                                         --------                  --------
                                        $ 162,505                 $ 173,156
                                         --------                  --------
                                         --------                  --------

E. GOODWILL AND OTHER INTANGIBLES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company adopted the provisions of SFAS No. 142 as of July 1, 2001.

The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill in the current quarter. The initial evaluation of impairment of existing goodwill was completed with no impairment charge being recorded. This standard only permits prospective application of the new accounting. Therefore, adoption of this standard will not affect previously reported financial information. Goodwill amortization for the quarter ended September 30, 2000 amounted to approximately $0.1 million net of tax, which would have impacted the reported basic and diluted earnings per share by approximately $0.02

F. RESTRUCTURING OF OPERATIONS

During the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $1.5 million in connection with the reduction of its workforce and consolidation of facilities. These actions were taken in an effort to streamline the Company's cost structure and improve utilization of available capacity at other locations. The charge included $1.0 million in employee termination and severance benefits, $0.3 million for remaining costs related to preexisting leases, $0.1 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. During 2001 and the first quarter of 2002 the Company has cash payments of $0.2 million and $0.4 million, respectively, and has a remaining balance in accrued liabilities of $0.9 million as of September 30, 2001.

G. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and is effective for all companies. This statement addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principle Board (APB) Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine its effect on the Company's financial statements.

                        MANAGEMENT DISCUSSION AND ANALYSIS

Net revenues for the first fiscal quarter were down less than two percent from year-ago levels, with softness in some of our markets being offset by initial sales from our newly established Japanese joint venture. Net earnings reflected the change in sales mix among our operations and were down sharply from last year's first quarter.

The general decline in global economic activity experienced in the last six months of fiscal 2001 and into the first quarter of fiscal 2002 has negatively impacted many of our markets. The economic weakness appears to be continuing, and may be exacerbated by the terrorist attacks in September. The Company expects that it will continue to be affected by the economy; but it is not in a position to determine how extensive those effects will be and, in particular, whether there will be any specific effects on the Company as a result of the terrorist incidents or the response thereto.

Almost all of our operations have been affected by the worldwide slowdown.
The weakness in pleasure craft activity was the largest single factor adversely affecting sales and that impact was felt most keenly by our Belgian manufacturing facility. Our domestic manufacturing operation declined modestly. This was primarily a result of the reduction in shipments of power-shift transmissions for four-wheel-drive agricultural tractors. While demand remained relatively stable for Arneson surface drives, sales were slightly below last year's high levels. Demand for industrial products and marine transmissions for commercial boats also remained steady with comparable shipments versus last year's first quarter. Sales from our distribution subsidiaries were down modestly in the United States and Europe reflecting current economic conditions; and in the Pacific Rim, the general worldwide downturn was compounded by the further strengthening of the U.S. dollar during the past year.

The Company adopted the Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets," at the beginning of the fiscal year. On review, it was determined that there is no impairment in these assets and thus no losses were recorded in the first fiscal quarter or anticipated for the fiscal year. The favorable after-tax impact on earnings for the quarter was $54,000, or $.02 per share.

The reduction in profitability from last year's first quarter was all traceable to a decline in the gross margin. As expected, the major cause was the decline in production volume at our Belgian and U.S. manufacturing operations. Another contributing factor was the component of consolidated sales contributed by our new joint venture. A large part of that operation's sales are made into the Japanese market by our partner and do not reflect the higher margins earned on export sales.

Marketing, engineering, and administrative (ME&A) expenses were about four percent higher than a year ago due to the inclusion of the joint-venture expense as well as a small inflationary component. With interest rates dropping throughout the past year and debt reduced by about 20 percent from a year ago, interest expense reached its lowest level in more than two years.

The income tax rate was comparable to a year ago and elevated slightly due to the mix of domestic losses incurred and overseas earnings, which are taxed at a higher rate.

Working capital increased from $50 million to $53 million during the quarter because the seasonal increase in inventory more than offset the reduction in accounts receivable driven by the same seasonal factors. The cash balance was $4 million higher than the previous quarter, matching the increase in accounts payable. The Company's balance sheet remains strong with anticipated operating cash flows and existing financing arrangements sufficient to provide liquidity for near-term needs.

The Financial Accounting Standards Board recently issued Statement of Financial Standards (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the measurement and recognition of an asset retirement obligation and its associated retirement cost. SFAS No. 144 also addresses financial accounting and reporting issues and supercedes SFAS No.
121. The statements are effective for the Company beginning July 1, 2002, although early application is encouraged. The Company is currently evaluating the impact of these statements.

                               OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the three months ended September 30, 2001.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 30, 2001 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


  November 8, 2001                        /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Vice President - Administration and
                                          Secretary