Form 10-Q
period 2001-12-31
TWIN DISC INC
filed 2002-02-11
CIK 100378

                           TWIN DISC, INCORPORATED

                      SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON
                                  Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 2001        Commission File Number  1-7635

                           TWIN DISC, INCORPORATED

           (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-0667110
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At December 31, 2001, the registrant had 2,807,832 shares of its common stock outstanding.

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)


                                               December 31       June 30
                                                   2001            2001
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $ 11,397        $  5,961
      Trade accounts receivable, net               26,115          27,058
      Inventories, net                             49,006          46,492
      Deferred income taxes                         8,330           8,330
      Other                                         4,273           3,925
                                                 --------        --------
          Total current assets                     99,121          91,766

    Property, plant and equipment, net             30,054          31,584
    Investments in affiliates                       2,439           2,358
    Goodwill                                       12,187          12,119
    Deferred income taxes                           6,302           6,302
    Intangible pension asset                        1,988           1,988
    Other assets                                    9,897          10,617
                                                 --------        --------
                                                 $161,988        $156,734
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  3,824        $  4,797
      Current maturities on long-term debt          2,857           2,857
      Accounts payable                             14,921          10,368
      Accrued liabilities                          23,734          23,428
                                                 --------        --------
          Total current liabilities                45,336          41,450

    Long-term debt                                 23,433          23,404
    Accrued retirement benefits                    33,832          33,121
                                                 --------        --------
                                                  102,601          97,975

    Minority Interest                                 371             337

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            87,143          87,431
      Accumulated other comprehensive loss        (22,299)        (23,181)
                                                 --------        --------
                                                   76,497          75,903
      Less treasury stock, at cost                 17,481          17,481
                                                 --------        --------
          Total shareholders' equity               59,016          58,422
                                                 --------        --------
                                                 $161,988        $156,734
                                                 --------        --------
                                                 --------        --------
The notes to consolidated financial statements are an integral part of this statement.  Amounts in thousands.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended       Six Months Ended
                                         December 31            December 31
                                      2001      2000         2001       2000
                                      ----      ----         ----       ----
Net sales                           $43,986   $44,025      $84,617    $85,374
Cost of goods sold                   34,024    33,569       66,109     65,174
                                    -------   -------      -------    -------
                                      9,962    10,456       18,508     20,200
Marketing, engineering and
  administrative expenses             8,698     8,049       16,546     15,578
Interest expense                        444       685          932      1,443
Minority Interest                        11         0           34          0
Other expense (income)                   14       (54)        (291)      (231)
                                    -------   -------      -------    -------
                                      9,167     8,680       17,221     16,790
                                    -------   -------      -------    -------

Earnings before income taxes            795     1,776        1,287      3,410
Income taxes                            372       816          592      1,544
                                    -------   -------      -------    -------
     Net earnings                   $   423   $   960      $   695    $ 1,866
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Dividends per share                 $ 0.175   $ 0.175      $  0.35    $  0.35

Earnings per share data:
  Basic earnings per share          $  0.15   $  0.34      $  0.25    $  0.66
  Diluted earnings per share        $  0.15   $  0.34      $  0.25    $  0.66

Shares outstanding data:
  Average shares outstanding          2,808     2,808        2,808      2,808
  Dilutive stock options                  0         0            0          0
                                    -------   -------      -------    -------
  Diluted shares outstanding          2,808     2,808        2,808      2,808
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------
Comprehensive income:
  Net earnings                      $   423   $   960      $   695    $ 1,866
  Foreign currency translation
    adjustment                         (935)     (167)         882     (1,795)
                                    -------   -------      -------    -------
  Comprehensive (loss) income       $  (512)  $   793      $ 1,577    $    71
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Six Months Ended
                                                         December 31
                                                     2001          2000
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                                    $   695       $ 1,866
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                   2,802         3,184
    Equity in earnings of affiliates                 (261)         (451)
    Dividends received from affiliate                 180           263
    Minority Interest                                  34             0
    Net change in working capital,
      excluding cash and debt, and other            4,571        (3,017)
                                                   ------        ------
                                                    8,021         1,845
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                      (758)       (1,096)
   Proceeds from sale of fixed assets                  19             7
                                                   ------        ------
                                                     (739)       (1,089)

Cash flows from financing activities:
 (Decrease) Increase in notes payable                (981)        2,100
  Treasury stock activity                               0           (34)
  Dividends paid                                     (983)         (983)
                                                   ------        ------
                                                   (1,964)        1,083
                                                   ------        ------

Effect of exchange rate changes on cash               118          (321)
                                                   ------        ------
  Net change in cash and cash equivalents           5,436         1,518

Cash and cash equivalents:
  Beginning of period                               5,961         5,651
                                                   ------        ------
  End of period                                   $11,397       $ 7,169
                                                   ------        ------
                                                   ------        ------


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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                       December 31       June 30
                                          2001             2001
                                       ----------       ---------
Inventories:
   Finished parts                        $38,641         $37,711
   Work in process                         5,638           4,931
   Raw materials                           4,727           3,850
                                         -------         -------
                                         $49,006         $46,492
                                         -------         -------
                                         -------         -------

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

At December 31, 2001 the Company has accrued approximately $1,049,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                         December 31            December 31

                                      2001      2000         2001       2000
                                      ----      ----         ----       ----
Manufacturing segment sales         $38,358   $42,516      $73,116    $81,154
Distribution segment sales           15,673    10,848       29,808     22,176
Inter/Intra segment sales           (10,045)   (9,339)     (18,307)   (17,956)
                                    -------   -------      -------    -------
Net sales                           $43,986   $44,025      $84,617    $85,374
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Manufacturing segment earnings      $   673   $ 2,035      $   786    $ 3,242
Distribution segment earnings           717       483        1,736      1,430
Inter/Intra segment loss               (595)     (742)      (1,235)    (1,262)
                                     ------   -------      -------    -------
Pretax earnings                     $   795   $ 1,776      $ 1,287    $ 3,410
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------


Assets                                 December 31,                June 30,
                                           2001                      2001
                                       -------------             -------------
Manufacturing segment assets            $142,953                  $141,737
Distribution segment assets               30,328                    24,822
Corporate assets and elimination
  of inter-company assets                (11,293)                   (9,825)
                                        --------                  --------
                                        $161,988                  $156,734
                                        --------                  --------
                                        --------                  --------

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

The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill. The initial evaluation of impairment of existing goodwill was completed with no impairment charge being recorded. This standard only permits prospective application of the new accounting. Therefore, adoption of this standard will not affect previously reported financial information. Goodwill amortization for the quarter and six months ended December 31, 2001 amounted to approximately $0.1 million and $0.2 million net of tax, respectively, which would have impacted the reported basic and diluted earnings per share by approximately $0.02 and $0.04, respectively.


F. RESTRUCTURING OF OPERATIONS

During the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $1.5 million in connection with the reduction of its workforce and consolidation of facilities. These actions were taken in an effort to streamline the Company's cost structure and improve utilization of available capacity at other locations. The charge included $1.0 million in employee termination and severance benefits, $0.3 million for remaining costs related to preexisting leases, $0.1 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. During 2001 and the first six months of 2002 the Company made cash payments of $0.2 million and $0.7 million, respectively, and has a remaining balance in accrued liabilities of $0.6 million as of December 31, 2001.

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

                        MANAGEMENT DISCUSSION AND ANALYSIS


Consolidated net sales for the second fiscal quarter were even with a year ago, the net result of first-time revenues from our Japanese sales joint venture and weakness in our core markets. However, with relatively low margins on the joint-venture sales, margins and net earnings were down from last year's second quarter.

Revenues from our domestic manufacturing operations were off versus year-ago levels, continuing the trend from this year's first fiscal quarter. While sales of marine transmissions for commercial applications and propulsion products improved from a year ago, those gains were offset by declines in other markets. The industrial products group saw stable demand for power take-offs (PTOs) sold to engine packagers, primarily for irrigation applications; but there was reduced demand for PTOs and clutches used in environmental and recycling applications. Although sales of power-shift transmissions for military applications improved from a year ago, total transmission sales were down as demand declined for transmissions used in construction and other applications. Shipments of product to the aftermarket also continued to lag slightly those of a year ago. In terms of our core businesses, however, the weakness in pleasure craft activity was the largest single factor adversely affecting sales and that impact was felt most keenly by our Belgian manufacturing operation. Elsewhere in Europe, shipments from our Italian subsidiary, primarily industrial products, were well ahead of last year. Sales from our distribution subsidiaries throughout the world were down modestly from last year reflecting current economic conditions and weakness of various currencies against the U.S. dollar. The revenue declines, about evenly split between domestic and offshore operations, were offset by sales into the home markets of our new Japanese sales and engineering affiliate.


The consolidated gross margin improved slightly from the first fiscal quarter but was down from a year ago mainly as a result of reduced production volumes in Europe. Another unfavorable element of the reduced margins was the component of consolidated sales contributed by our new joint venture. A large part of that operation's sales are made into the Japanese market by our partner and do not reflect the higher margins earned on export sales.

Marketing, engineering and administrative spending for the quarter was above a year ago due to the first-time inclusion of the expenses of operating our new joint venture and due to a one-time charge related to a customer's bankruptcy proceedings. Part of those additional expenses were offset by a 35 percent reduction in interest expense. Interest rates have dropped throughout the past year and debt is about 25 percent lower than a year ago. The income tax rate for the quarter was comparable to a year ago and elevated slightly due to the mix of domestic losses incurred and overseas earnings, which are taxed at a higher rate.

The Company adopted the Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets," at the beginning of the fiscal year. On review, it was determined that there is no impairment in these assets and thus no losses were recorded in the first two fiscal quarters or are anticipated for the fiscal year. The favorable after-tax impact on earnings for the six months was $108,000, or $.04 per share.

Working capital, at $54 million, was slightly higher than the balance at the end of the first fiscal quarter and about $5 million above the year-ago level. Most of the difference from last year is in the higher cash balance, as receivables and inventory are both below last year's second quarter. For the six months, cash flows from operating activities were well in excess of our needs for capital expenditures and dividend payments. The Company's balance sheet is strong, and we continue to have sufficient liquidity for near-term needs.

The Financial Accounting Standards Board recently issued Statement of Financial Standards (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the measurement and recognition of an asset retirement obligation and its associated retirement cost. SFAS No. 144 also addresses financial accounting and reporting issues and supersedes SFAS No.
121. The statements are effective for the Company beginning July 1, 2002, although early application is encouraged. The Company is currently evaluating the impact of these statements.

                               OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the six months ended December 31, 2001.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the six months ended December 31, 2001 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

Item 5.     Other Information.

At the Annual Meeting of Shareholders held October 19, 2001, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1.   Election of Directors:

      a)  To serve until Annual Meeting in 2004:

          James O. Parrish      For:  2,586,365    Authority withheld:  23,844
          Paul J. Powers        For:  2,578,082    Authority withheld:  32,127
          John A. Mellowes      For:  2,584,437    Authority withheld:  25,772

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


  February 11, 2002                       /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Vice President - Administration and
                                          Secretary