Form 10-Q
period 2002-03-31
TWIN DISC INC
filed 2002-05-14
CIK 100378

                         TWIN DISC, INCORPORATED

                    SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON
                                Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002        Commission File Number  1-7635

                         TWIN DISC, INCORPORATED

         (Exact name of registrant as specified in its charter)

         Wisconsin                                             39-0667110
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At March 31, 2002, the registrant had 2,807,832 shares of its common stock outstanding.

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                 March 31        June 30
                                                   2002            2001
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  9,346        $  5,961
      Trade accounts receivable, net               25,330          27,058
      Inventories, net                             49,215          46,492
      Deferred income taxes                         8,330           8,330
      Other                                         5,137           3,925
                                                 --------        --------
          Total current assets                     97,358          91,766

    Property, plant and equipment, net             29,152          31,584
    Investments in affiliates                       2,475           2,358
    Goodwill                                       12,179          12,119
    Deferred income taxes                           6,302           6,302
    Intangible pension asset                        1,988           1,988
    Other assets                                    9,767          10,617
                                                 --------        --------
                                                 $159,221        $156,734
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  1,394        $  4,797
      Current maturities on long-term debt          2,857           2,857
      Accounts payable                             14,861          10,368
      Accrued liabilities                          24,006          23,428
                                                 --------        --------
          Total current liabilities                43,118          41,450

    Long-term debt                                 23,434          23,404
    Accrued retirement benefits                    34,307          33,121
                                                 --------        --------
                                                  100,859          97,975

    Minority Interest                                 420             337

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            86,615          87,431
      Accumulated other comprehensive loss        (22,845)        (23,181)
                                                 --------        --------
                                                   75,423          75,903
      Less treasury stock, at cost                 17,481          17,481
                                                 --------        --------
          Total shareholders' equity               57,942          58,422
                                                 --------        --------
                                                 $159,221        $156,734
                                                 --------        --------
                                                 --------        --------
The notes to consolidated financial statements are an integral part of this statement.  Amounts in thousands.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                         March 31                March 31
                                      2002      2001         2002       2001
                                      ----      ----         ----       ----
Net sales                           $41,928   $47,642     $126,545   $133,016
Cost of goods sold                   32,314    35,764       98,423    100,938
                                    -------   -------      -------    -------
                                      9,614    11,878       28,122     32,078
Marketing, engineering and
  administrative expenses             9,238     8,376       25,784     23,954
Interest expense                        423       675        1,355      2,118
Minority Interest                        49         0           83          0
Gain on sale of affiliate                 0    (3,935)           0     (3,935)
Other income, net                      (588)     (159)        (879)      (390)
                                    -------   -------      -------    -------
                                      9,122     4,957       26,343     21,747
                                    -------   -------      -------    -------

Earnings before income taxes            492     6,921        1,779     10,331
Income taxes                            529     2,888        1,121      4,432
                                    -------   -------      -------    -------
     Net (loss) earnings            $   (37)  $ 4,033      $   658    $ 5,899
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Dividends per share                 $ 0.175   $ 0.175      $ 0.525    $ 0.525

Earnings per share data:
  Basic (loss) earnings per share   $ (0.01)  $  1.44      $  0.23    $  2.10
  Diluted (loss) earnings per share $ (0.01)  $  1.44      $  0.23    $  2.10

Shares outstanding data:
  Average shares outstanding          2,808     2,808        2,808      2,808
  Dilutive stock options                  0         0            0          0
                                    -------   -------      -------    -------
  Diluted shares outstanding          2,808     2,808        2,808      2,808
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------
Comprehensive income:
  Net (loss) earnings               $   (37)  $ 4,033      $   658    $ 5,899
  Foreign currency translation
    adjustment                         (546)   (3,525)         336     (5,320)
                                    -------   -------      -------    -------
  Comprehensive (loss) income       $  (583)  $   508      $   994    $   579
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Nine Months Ended
                                                           March 31
                                                     2002          2001
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                                    $   658       $ 5,899
  Adjustments to reconcile to net cash
  provided by operating activities:
    Depreciation and amortization                   4,230         4,801
    Gain on sale of affiliate                           0        (3,935)
    Equity in earnings of affiliates                 (385)         (652)
    Dividends received from affiliate                 267           463
    Minority Interest                                  83             0
    Net change in working capital,
      excluding cash and debt, and other            4,697        (4,077)
                                                   ------        ------
                                                    9,550         2,499
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (1,192)       (2,107)
   Proceeds from sale of fixed assets                  30             6
   Proceeds from sale of affiliate                      0         7,173
   Investment in Subsidiary                             0          (654)
                                                   ------        ------
                                                   (1,162)        4,418

Cash flows from financing activities:
   Decrease in notes payable, net                  (3,446)       (4,300)
   Treasury stock activity                              0           (34)
   Dividends paid                                  (1,474)       (1,474)
                                                   ------        ------
                                                   (4,920)       (5,808)
                                                   ------        ------

Effect of exchange rate changes on cash               (83)         (142)
                                                   ------        ------
  Net change in cash and cash equivalents           3,385           967

Cash and cash equivalents:
  Beginning of period                               5,961         5,651
                                                   ------        ------
  End of period                                   $ 9,346       $ 6,618
                                                   ------        ------
                                                   ------        ------


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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                        March 31,        June 30
                                          2002             2001
                                       ----------       ---------
Inventories:
   Finished parts                        $38,503         $37,711
   Work in process                         6,217           4,931
   Raw materials                           4,495           3,850
                                         -------         -------
                                         $49,215         $46,492
                                         -------         -------
                                         -------         -------

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

At March 31, 2002 the Company has accrued approximately $1,049,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.


D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                        March 31                March 31

                                      2002      2001         2002       2001
                                      ----      ----         ----       ----
Manufacturing segment sales         $37,535   $45,591     $110,651   $126,745
Distribution segment sales           14,167    12,219       43,975     34,395
Inter/Intra segment sales           ( 9,774)  (10,168)     (28,081)   (28,124)
                                    -------   -------      -------    -------
Net sales                           $41,928   $47,642     $126,545   $133,016
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Manufacturing segment earnings      $   328   $ 2,827      $ 1,114    $ 6,069
Distribution segment earnings           957       946        2,693      2,376
Inter/Intra segment loss               (793)    3,148       (2,028)     1,886
                                     ------   -------      -------    -------
Pretax earnings                     $   492   $ 6,921      $ 1,779    $10,331
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------


Assets                                   March 31,                 June 30,
                                           2002                      2001
                                       -------------             -------------
Manufacturing segment assets            $138,416                  $141,737
Distribution segment assets               30,081                    24,822
Corporate assets and elimination
  of inter-company assets                ( 9,276)                   (9,825)
                                        --------                  --------
                                        $159,221                  $156,734
                                        --------                  --------
                                        --------                  --------

E. GOODWILL AND OTHER INTANGIBLES

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company adopted the provisions of SFAS No. 142 as of July 1, 2001. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill. The initial evaluation of impairment of existing goodwill was completed with no impairment charge being recorded. This standard only permits prospective application of the new accounting. Therefore, adoption of this standard did not affect previously reported financial information. Goodwill amortization for the quarter and nine months ended March 31, 2002 would have amounted to approximately $0.1 million and

$0.3 million net of tax, respectively, which would have impacted the reported basic and diluted earnings per share by approximately $0.03 and $0.10, respectively.


F. RESTRUCTURING OF OPERATIONS

During the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $1.5 million in connection with the reduction of its workforce and consolidation of facilities. These actions were taken in an effort to streamline the Company=s cost structure and improve utilization of available capacity at other locations. The charge included $1.0 million in employee termination and severance benefits, $0.3 million for remaining costs related to preexisting leases, $0.1 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. During 2001 and the first nine months of 2002 the Company made cash payments of $0.2 million and $0.9 million, respectively, and has a remaining balance in accrued liabilities of $0.4 million as of March 31, 2002.

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

In May 2002, The FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amendment of that statement, as well as FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.

The provisions of this statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company is currently reviewing this statement to determine its effects on the Company's financial statements.

                    MANAGEMENT DISCUSSION AND ANALYSIS

Continuing weak market conditions led to a further reduction in quarterly revenues compared with a year ago. Net sales were down 12 percent from last year's third quarter and lagged year ago levels by 5 percent for the nine months. The Japanese joint venture established near the end of last fiscal year has masked the severity of the downturn by adding about $3 million of net revenues per quarter this fiscal year. Without those newly consolidated sales, revenue comparisons for the quarter and year-to-date would have been about ten percentage points further below last year's sales levels.

For both three and nine month periods, market conditions have been similar. The pleasure craft market demand continues to be very weak and, as in the previous two fiscal quarters, was the principal reason for the lower sales revenue. While there has been softness in most of our other markets as well, it has not been as consistent through the nine months. Sales of marine transmissions to the commercial boat market were off for the quarter but about equal to the nine months last year after a favorable comparison in the second fiscal quarter. Demand for industrial products, primarily power take-offs, continues to be relatively stable with quarter and year-to-date revenues only slightly below year ago levels. Sales of powershift transmissions are modestly lower than last year as increased shipments of product for military applications have partially offset declines in demand from commercial markets. Shipments of product to the aftermarket also continued to lag those of a year ago by about 7 percent for both three and nine month periods.

The consolidated gross margin improved slightly from the second fiscal quarter but was down from a year ago mainly as a result of reduced production volumes in Europe. Another unfavorable element of the reduced margins was the component of consolidated sales contributed by our new sales and engineering joint venture in Japan. A large part of that operation's sales are made into the Japanese market by our partner who bears the selling costs. Therefore the joint venture margins on domestic Japanese business are not as great as export sales margins. Year-to-date margins have been similarly affected by the reduced production volume and lower joint venture margins.

Marketing, engineering and administrative (MEA) spending for the three-month period was 10 percent above a year ago due about equally to the first-time inclusion of the expenses of operating our new joint venture, higher than normal corporate development and new product introduction expenses. These same factors have similarly affected MEA expenses for the nine months. Interest rates on bank borrowings have dropped throughout the past year and, with debt levels down 20 percent from a year ago, interest expense is one-third lower than last year. The income tax rates of our various operations were comparable to a year ago but two non-recurring adjustments added significantly to the provision. In Belgium, a tax incentive provided by the Belgian government several years ago was disallowed by the European Community and was refunded. The United States tax provision was adjusted upward for the taxes due on an asset sale gain recorded in last year's third quarter and the expiration of foreign tax credits.

Working capital was unchanged from the previous quarter but was about $4 million above the beginning of the fiscal year. Inventory, while unchanged from the second fiscal quarter, increased by almost $3 million; and depreciation in excess of capital spending increased the cash balance. For the nine months, cash flows from operating activities were well in excess of our financing and investing needs and provided for a $3.4 million reduction in bank debt. The Company's balance sheet is strong, there are no off-balance sheet arrangements, and we continue to have sufficient liquidity for near-term needs. Unused revolving and short-term lines of credit are currently $23 million and are dependent on continued compliance with restrictive covenants. While covenant compliance is made more difficult by the current economic conditions, we do not expect any near-term difficulty in maintaining those credit facilities.

The Company has obligations under non-cancellable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

Contractual Obligations      Total    Less than      1-3      4-5      After 5
                                        1 year      Years    Years      Years

Short-term debt             $ 1,394                $ 1,394
Revolver borrowing          $12,000                $12,000
Long-term debt              $14,291   $2,857       $ 5,717  $5,717
Operating leases            $ 7,493   $2,169       $ 2,789  $1,217     $1,318
Total obligations           $35,178   $5,026       $21,900  $6,934     $1,318

The Financial Accounting Standards Board recently issued Statement of Financial Standards (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 143 establishes accounting standards for the measurement and recognition of an asset retirement obligation and its associated retirement cost. SFAS No. 144 also addresses financial accounting and reporting issues and supercedes SFAS No.
121. The statements are effective for the Company beginning July 1, 2002, although early application is encouraged. The Company is currently evaluating the impact of these statements.

In May 2002, The FASB issued SFAS No. 145, "Rescission of FAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amendment of that statement, as well as FASB Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002.
The provisions of this statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company is currently reviewing this statement to determine its effects on the Company's financial statements.

The preparation of this Quarterly Report requires management's judgement to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Twin Disc's significant accounting policies are described in Note A in the Notes to the Consolidated Financial Statements in the Annual Report for June 30, 2001. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgements or estimates. However, the policies management considers most critical to understanding and evaluating our reported financial results are the following:

Twin Disc recognizes revenue from product sales at the time of shipment and passage of title. While we respect the customer's right to return products which were shipped in error or do not function properly, historical experience shows those types of adjustments to be immaterial and thus no provision is made. With respect to other revenue recognition issues, management has concluded that its policies are appropriate and in accordance with the guidance provided by the Securities and Exchange Commissions' Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition".

Twin Disc performs ongoing credit evaluations of our customers and adjusts credit limits based on payment history and the customer's credit-worthiness as determined by review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues. In addition, senior management reviews the accounts receivable aging on a monthly basis to determine if any receivable balances may be uncollectible. Although our accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of our largest customers could have a material adverse impact on the collectability of our accounts receivable and future operating results.

Inventories are valued at the lower of cost or market. Cost has been determined by the last-in, first-out (LIFO) method for the parent company, and by the first-in, first-out (FIFO) method for all other inventories.
Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends when evaluating the adequacy of the reserve for excess and obsolete inventory. The adjustments to the reserve are estimates that could vary significantly, either favorably or unfavorably, from the actual requirements if future economic conditions, customer demand or competitive conditions differ from expectations.

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgement applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.

As part of the process of preparing our consolidated financial statements, income taxes in each of the jurisdictions in which we operate must be estimated. This process involves estimating the actual current tax exposure and assessing temporary differences.

Twin Disc recognizes deferred tax assets and liabilities based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are reviewed regularly for recoverability and a valuation allowance is established based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

The Company sponsors pension and other retirement plans in various forms covering substantially all employees who meet eligibility requirements. Several statistical and other factors that attempt to anticipate future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases as determined by the Company, within certain guidelines. In addition, the Company's actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these factors. The actuarial assumptions used by the Company may differ materially from actual results due to longer or shorter life spans of participants. These differences may result in a significant impact to the amount of pension expense recorded by the Company. Due to recent decreases in interest rates and in the value of assets in the plans, the pension expense for fiscal year 2002 is significantly higher than in recent years and further increases are expected in fiscal year 2003.

The SEC recently issued FR 61 regarding additional disclosures of Certain Trading Activities and Transactions with Related or Certain Other Parties. Neither of these situations currently pertains to Twin Disc.

                               OTHER INFORMATION

Item 1.     Legal Proceedings.

There were no reports on Form 8-K during the nine months ended March 31, 2002.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the nine months ended March 31, 2002 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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


  May 14, 2002                            /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Vice President - Administration and
                                          Secretary


1