Form 10-K
period 2002-06-30
TWIN DISC INC
filed 2002-09-18
CIK 100378

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                           ------------------------
                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                ---------------------------------------------
                  For the Fiscal Year Ended June 30, 2002
                       Commission File Number 1-7635

                           TWIN DISC, INCORPORATED
-----------------------------------------------------------------------------

          (Exact Name of Registrant as Specified in its Charter)

          Wisconsin                                     39-0667110
-----------------------------------           -------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                   Identification Number)

1328 Racine Street, Racine, Wisconsin                     53403
-------------------------------------         -------------------------------
(Address of Principal Executive Office)                (Zip Code)

Registrant's Telephone Number, including area code:  (262)638-4000

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class               Name of each exchange on which registered:
Common stock, no par value                    New York Stock Exchange
--------------------------          -----------------------------------------
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

At August 30, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $38,607,690. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 30, 2002, the registrant had 2,807,832 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 18, 2002 are incorporated by reference into Part III.

PART  I

Item 1.  Business

Twin Disc was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells heavy duty off-highway power transmission equipment. Products offered include: hydraulic torque converters; power-shift transmissions; marine transmissions and surface drives; universal joints; gas turbine starting drives; power take-offs and reduction gears; industrial clutches; fluid couplings and control systems. The Company sells its products to customers primarily in the construction equipment, industrial equipment, government, marine, energy and natural resources and agricultural markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. There have been no significant changes in products or markets since the beginning of the fiscal year. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Primary competitive factors for the Company's products are performance, price, service and availability. Ten customers accounted for approximately 44% of the Company's consolidated net sales during the year ended June 30, 2002. Sewart Supply, Inc., an independent distributor of Twin Disc products, accounted for approximately 11% of consolidated net sales in 2002.

Unfilled open orders for the next six months of $31,484,000 at June 30, 2002 compares to $39,405,000 at June 30, 2001. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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


Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,887,000, $1,929,000 and $1,852,000 in 2002, 2001 and 2000, respectively. Total engineering and development costs were $6,569,000, $5,791,000 and $6,322,000 in 2002, 2001 and
2000,  respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2002 was 936.

A summary of financial data by segment and geographic area for the years ended June 30, 2002, 2001 and 2000 appears in Note K to the consolidated financial statements on pages 21 through 23 of this form.

On April 2, 2001, the Company entered into a Joint Venture Agreement with Niigata Engineering Co. LTD., Japan to form NICO Transmissions Co., Inc.
(NTC). NTC is an engineering and marketing company supporting the Company's expanding global marine product line as well as a distribution company for Niigata's family of transmission products.

Pursuant to the terms of the Joint Venture Agreement, the Company contributed $0.7 million in exchange for a controlling 66% ownership interest in NTC and Niigata contributed $0.3 million for a 34% ownership interest. NTC contributed $12.2 million in net sales and $0.3 million in net earnings to the Company in 2002. See Item 8 and Note F to the consolidated financial statements.

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

The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:

      Jacksonville, Florida, U.S.A.        Chambery, France

      Miami, Florida, U.S.A.               Brisbane, Queensland, Australia

      Coburg, Oregon, U.S.A.               Perth, Western Australia, Australia

      Kent, Washington, U.S.A.             Singapore

      Edmonton, Alberta, Canada            Shanghai, China

      Vancouver, British Columbia, Canada  Capezzano Planore, Italy

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


The Company has joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency ("IEPA") to conduct a remedial investigation and feasibility study at the Interstate Pollution Control facility in Rockford, Illinois. The IEPA issued its record of decision in September 1999, selecting a remedy with an estimated cost of $2.4 million (in year 1999 dollars), but the United States Environmental Protection Agency ("USEPA") has not formally approved that decision. The actual remedy cost may be higher due to additional monitoring that may be required by the USEPA. The Company's total potential liability on the site cannot be estimated with particularity until a final decision is reached on that aspect of the remedy, and until an allocation scheme is adopted by the parties. Based upon current assumptions, however, the Company anticipates potential liability of approximately $200,000.

The Company has also joined with a group of potentially responsible parties in signing a consent decree with the Illinois Environmental Protection Agency to conduct a remedial investigation and feasibility study at the MIG\DeWane Landfill in Rockford, Illinois. The consent decree was signed on March 29, 1991, and filed with the federal court in the Northern District of Illinois. The IEPA issued its record of decision for the site in April 2000, selecting a remedy with an estimated cost of $18 million (in year 2000 dollars). The Company's total potential liability on the site cannot be estimated with particularity until an allocation scheme is adopted by the parties. Based upon current assumptions, however, the Company anticipates potential liability of approximately $300,000.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to
be held on October 18, 2002.
                          Principal Occupation
     Name                   Last Five Years                              Age
---------------     ----------------------------------------------       - -

Michael E. Batten    Chairman, Chief Executive Officer since 1983        62

Michael H. Joyce     President - Chief Operating Officer since 1995      61

James O. Parrish     Vice President - Finance and Treasurer since 1982   62

Lance J. Melik       Vice President and General Manager - Transmission   59
                     And Industrial Products since October 2001;
                     formerly Vice President - Transmission and
                     Industrial Products since 1999 and Vice President -
                     Corporate Development since September 1995

Paul A. Pelligrino   Vice President - Engineering since 1996             63

Henri Claude Fabry   Vice President - Global Distribution since          56
                     October 2001; formerly Vice President Marine and
                     Distribution since 1999; formerly Director of
                     Marketing and Sales, Twin Disc International S.A.
                     since February 1997

James E. Feiertag    Executive Vice President since October 2001:        45
                     formerly Vice President - Manufacturing since
                     November 2000; formerly Vice President of
                     Manufacturing for the Drives and Systems Group,
                     Rockwell Automation Group since 1999; formerly
                     Director of Manufacturing for the Drives Group,
                     Rockwell Automation Group

Fred H. Timm         Vice President - Administration and Secretary       56
                     since October 2001, formerly Corporate Controller
                     And Secretary since 1995

John H. Batten       Vice President and General Manager - Marine         37
                     since October 2001; formerly Commercial Manager -
                     Marine and Propulsion since 1998, formerly
                     Application Engineer since 1997

Officers are elected annually by the Board of Directors at the Board meeting held preceding each Annual Meeting of the Shareholders. Each officer holds office until his successor is duly elected, or until he resigns or is removed from office. John H. Batten is the son of Michael E. Batten.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

The Company's common stock is traded on the New York Stock Exchange under the symbol TDI. The price information below represents the high and low sales prices for each period:
    Fiscal Year Ended June 30, 2002         Fiscal Year Ended June 30, 2001
                     High      Low                           High     Low
    First Quarter   16.20     14.16         First Quarter   17.81    15.75
    Second Quarter  14.55     12.25         Second Quarter  17.31    14.25
    Third Quarter   16.75     14.00         Third Quarter   15.09    13.06
    Fourth Quarter  16.95     14.00         Fourth Quarter  17.30    14.25

Quarterly dividends of $0.175 per share were declared and paid for each of the quarters above. As of June 30, 2002 there were 1,003 shareholder accounts. The sales price of Twin Disc common stock as of August 30, 2002 was 13.75.


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

Recent Sales of Unregistered Securities

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated B The Accelerator 401(k) Savings Plan (the "Plan") the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. During the fiscal year ended June 30, 2002, 68 Plan participants allocated an aggregate of $81,000 toward this investment option. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, and, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2002, the Company filed a Form S-8 to register 100,000 shares of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

Item 6.  Selected Financial Data

Financial Highlights
(dollars in thousands, except per share amounts and shares outstanding)
                                         For the years ended June 30,
Statement of Operations Data:   2002      2001      2000      1999      1998
Net sales                     $179,385  $180,786  $177,987  $168,142  $202,643
Net earnings (loss)              2,058     6,169     3,773    (1,018)    9,363
Basic earnings (loss) per share    .73      2.20      1.34      (.36)     3.30
Diluted earnings (loss) per share  .73      2.20      1.34      (.36)     3.24
Dividends per share                .70       .70       .70      .805       .76

Balance Sheet Data (at end of period):
Total assets                   157,280   156.734   174,190   176,900   160,954
Total Long-Term Obligations     18,583    23,404    31,254    17,112    19,949

On April 2, 2001, the Company entered into a Joint Venture Agreement with Niigata Engineering Co. LTD., Japan to form NICO Transmissions Co., Inc.
(NTC). NTC's balance sheet and statement of operations as of and for the year ended March 31, 2002 is consolidated with the Company's balance sheet and statement of operations as of and for the year ended June 30, 2002. NTC contributed $12,217 in net sales, $263 in net earnings, $.09 in both basic and diluted earnings per share, $6,169 in assets and $0 in long-term obligations to the Company in 2002 (dollars in thousands, except per share amounts).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements
Statements in this report (including but not limited to certain statements in Items 1, 3 and 7) and in other Company communications that are not historical facts are forward-looking statements, which are based on management's current expectations. These statements involve risks and uncertainties that could cause actual results to differ materially from what appears here.

Forward-looking statements include the Company's description of plans and objectives for future operations and assumptions behind those plans. The words "anticipates," "believes," "intends," "estimates," and "expects," or similar anticipatory expressions, usually identify forward-looking statements. In addition, goals established by Twin Disc, Incorporated should not be viewed as guarantees or promises of future performance. There can be no assurance the Company will be successful in achieving its goals. In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors could cause actual results to be materially different from what is presented here.


Results of Operations

Net Sales, New Orders and Backlog

Net sales for the last three fiscal years have been very stable. Sales of $181 million in fiscal 2001 were 2 percent ahead of the previous fiscal year and then declined by a lesser amount to $179 million in fiscal 2002. However, the drop in fiscal 2002 would have been about 8 percent were it not for the addition of first-year revenues from NICO Transmission Company (NTC), a Japanese marketing and engineering joint venture established at the end of fiscal 2001, that offsets declines in our continuing core business. Order rates for most of our products were down throughout much of the past two fiscal years, contributing, along with improved deliveries, to a steady decline in backlog. The backlog of orders scheduled for shipment during the next six months (six-month backlog) dropped 26 percent to $39 million between June 2000 and June 2001 and another 20 percent, to $31 million at end of fiscal 2002.

Demand continued at a steady pace for the first part of fiscal 2001, but eased somewhat by mid-year. Shipments followed the same pattern with favorable year-to-year comparisons during the first half in all forward-market product lines as well as aftermarket service parts. As fiscal 2001 progressed, we experienced softening demand for power-shift transmissions and torque converters and for power take-offs used in irrigation and waste recycling applications. These declines were partially offset by the increased volume of shipments for military applications, surface drive marine propulsion units, and the continuing steady demand for marine transmissions produced overseas. Indicative of a modest recovery in certain of the Company's markets, fourth quarter shipments of power take-offs were approximately equal to year earlier levels.

The contraction in global economic activity continued into fiscal 2002 and was most significantly reflected in the declining shipments of pleasure craft marine transmissions. Marine market softness persisted throughout the year and was the largest single factor in the lower core business sales. While there were minor upturns in demand for most products, there also were unanticipated declines that resulted in overall relatively soft demand and reduced shipments across the board. The exception to that was a modest increase in propulsion product sales.

Shipments from our wholly owned distribution companies, primarily those offshore, continued to register sales gains in fiscal 2001 as recovering economies, particularly in the Pacific Rim, were a positive influence. In fiscal 2002, shipments declined as a result of weak market conditions and stronger foreign competition caused by the continuing strength of the U.S. dollar.

The U.S. dollar strengthened against most currencies in fiscal years 2000 and 2001 and maintained that edge until the final months of fiscal 2002. As a result, through most of the past three fiscal years there has been increased pricing pressure from non-dollar based competition, and sales from our offshore subsidiaries have been reported at lower levels when translated into U.S. dollars. Until the fiscal 2002 drop in shipments from our Belgian subsidiary, there was an offsetting favorable impact caused by higher margins realized on dollar-denominated sales. Price increases, implemented selectively in each year, generated revenues about equal to the rate of inflation.

At the end of fiscal 2001, the six-month backlog was $39 million, a substantial reduction from the prior year-end. The decline was due primarily to reduced orders for marine and industrial products. As fiscal 2002 opened, order rates generally remained weak but longer-term military orders rolling into the six-month window and irregular order peaks helped to stabilize the six-month backlog through most of the year. During the fourth quarter, those contracts were completed and weaker seasonal order patterns were seen. In addition, customers continued to adjust to the shorter lead times achieved over the past two years. As a result, the six-month backlog at the end of fiscal 2002 had declined to $31 million, 20 percent below the prior year-end.


Margins, Costs and Expenses

A strong focus on continuous improvement in manufacturing methods and processes enabled us to improve domestic manufacturing margins throughout the past three fiscal years. With the exception of our Belgian operation, which was hampered by reduced volume during the past year, similar efforts in Europe have led to better margins in that area as well. We also have maintained pressure on fixed costs to help sustain our profitability during cyclical downturns.

In fiscal 2001, incremental improvements in all aspects of our manufacturing operations from on-time delivery to inventory reduction and cellular layout led the way to higher gross margins. During the fourth quarter, we provided for approximately $1 million of inventory obsolescence and $500,000 for a marine transmission warranty program. Although the fourth-quarter margin was down somewhat from the comparable period a year earlier, it was consistent with previous fiscal 2001 quarters.

Despite declining production volume in fiscal 2002, domestic manufacturing margins improved due to a more favorable product mix and the increased efficiencies mentioned previously. However, we were unable to overcome the volume induced margin declines at our principal plant in Europe and the lower margins on NTC sales into its home market. As a result, the consolidated gross margin declined by almost two percentage points in the most recently completed fiscal year.

Marketing, engineering, and administrative (ME&A) expense declined four percent in fiscal 2000 as a result of previous-year staff reductions, continued attention to cost, and closure of our South African distribution operation. In fiscal 2001, ME&A was virtually unchanged from the previous year. Approximately one-half of the $2.9 million increase in fiscal 2002 spending was due to the first-year expenses of NTC, and the balance consisted of added marketing and engineering expenses related to the development and introduction of new marine and electronic controls products.

Early in fiscal 2001, we closed our wholly owned distribution company in Spain and engaged an independent company to represent Twin Disc in that market. The impact on revenues and profitability was not significant. During the third fiscal quarter, we sold our minority interest in Niigata Converter Company to our joint-venture partner and recorded a gain of $3.9 million in Other income. Most of the proceeds were applied to the outstanding debt, but a portion was used to capitalize a new marketing and engineering joint venture that will support our global marine product line. Recognizing the reduced order activity in the latter half of fiscal 2001, severance and voluntary separation programs to reduce the domestic manufacturing workforce were implemented in the fourth quarter. In addition, representing about one-third of the $1.5 million fourth quarter restructuring charge (see Footnote Q to the consolidated financial statements), reserves were taken for the closure of two sales offices and one assembly facility whose activities will continue to be handled from other locations. The facilities were closed in fiscal 2001 and early fiscal 2002. In addition, there were manpower adjustments at several other facilities. It is anticipated that the restructuring will result in annual pretax savings of approximately $1,600,000 when fully effective in fiscal 2003. The savings are generated primarily by the reduction in manpower.

The Company adopted the Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002. On review, it was determined that there is no impairment in these assets and thus no losses were recorded for the fiscal year. The favorable after-tax impact on earnings due to discontinuing the amortization of goodwill and other intangible assets was $171,000, or $.06 per share for the fiscal year.


Interest, Taxes and Net Earnings

Interest expense declined in fiscal 2001 as debt was reduced by $8 million and, although a large portion of our debt is in fixed-rate notes, we benefited from the drop in U.S. interest rates. Additionally, settlement of a federal tax issue in the fiscal fourth quarter allowed the reversal of previously accrued interest expense. In fiscal 2002, rates remained low and debt was reduced a further $8 million, resulting in another large drop in interest expense.

In each of the past three fiscal years, limitations on foreign tax credit utilization, the relatively high proportion of foreign earnings, and settlement of some state tax issues resulted in an unusually high effective tax rate. The effective rate in fiscal 2002 was increased further by two third-quarter adjustments totaling about $300,000. A tax incentive provided by the Belgian government several years ago was disallowed by the European Commission and was repaid, and the United States tax provision was adjusted upward for the taxes due on an asset sale gain recorded in last year's third quarter. Statutory rates generally have not changed.


Liquidity and Capital Resources

The net cash provided by operating activities in fiscal 2001 remained at about the same $7 million level as the previous year. In both years, positive cash flows from earnings, depreciation, and working capital reductions were partially offset by taxes and by increased contributions to the Company pension fund. In fiscal 2002, operating cash flows increased to $13 million with the favorable impact of inventory reductions and reduced pension contributions.

Expenditures for capital equipment for the past three fiscal years have been held to a level of about one-half depreciation. While the desire to conserve cash has been one consideration, we also have been more selective in adding major machine tools and have focused on our core competency manufacturing cells. Plans are for increased spending in the coming year to provide for further development of key cells.

Liquidity has improved in each of the last two years. Cash balances have risen, debt has been reduced, working capital has remained at about $50 million, and the current ratio has been unchanged at 2.2. The Company's balance sheet is strong, there are no off-balance sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments. A summary of those commitments follows (in thousands):

                                    Less than      1-3        4-5      After
Contractual Obligations    Total     1 Year       Years      Years    5 Years
Short-term debt           $ 1,708    $ 1,708        -          -         -
Revolving loan borrowing  $10,000        -       $10,000       -         -
Long-term debt            $11,440    $ 2,857     $ 5,726    $ 2,857      -
Operating leases          $ 7,890    $ 2,605     $ 2,981    $ 1,152   $ 1,152

The Company believes the capital resources available in the form of existing cash, lines of credit (see Footnote H to the consolidated financial statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable future business requirements.


Other Matters

Environmental Matters

The Company is involved in various stages of investigation relative to hazardous waste sites on the United States EPA National Priorities List. It is not possible at this time to determine the ultimate outcome of those matters; but, as discussed further in Footnote P to the consolidated financial statements, they are not expected to affect materially the Company's operations, financial position, or cash flows.

Critical Accounting Policies

The preparation of this Annual Report requires management's judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Twin Disc's significant accounting policies are described in Note A to the consolidated financial statements on pages 16 and 17 of this form. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating our reported financial results are the following:

Revenue Recognition
Twin Disc recognizes revenue from product sales at the time of shipment and passage of title. While we respect the customer's right to return products that were shipped in error or do not function properly, historical experience shows those types of adjustments have been immaterial and thus no provision is made. With respect to other revenue recognition issues, management has concluded that its policies are appropriate and in accordance with the guidance provided by Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition".

Accounts Receivable

Twin Disc performs ongoing credit evaluations of our customers and adjusts credit limits based on payment history and the customer's credit-worthiness as determined by review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer-collection issues. In addition, senior management reviews the accounts receivable aging on a monthly basis to determine if any receivable balances may be uncollectible. Although our accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of our largest customers could have a material adverse impact on the collectability of our accounts receivable and future operating results.

Inventory
Inventories are valued at the lower of cost or market. Cost has been determined by the last-in, first-out (LIFO) method for the parent company, and by the first-in, first-out (FIFO) method for all other inventories.
Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends when evaluating the adequacy of the reserve for excess and obsolete inventory. The adjustments to the reserve are estimates that could vary significantly, either favorably or unfavorably, from the actual requirements if future economic conditions, customer demand or competitive conditions differ from expectations.

Warranty
Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.

Income Taxes
As part of the process of preparing our consolidated financial statements, income taxes in each of the jurisdictions in which we operate must be estimated. This process involves estimating the actual current tax exposure and assessing the realizability of temporary differences. A valuation allowance is recorded if it is deemed more likely than not that a temporary difference will be realized.

Recently Issued Accounting Standards
During fiscal 2002, the Financial Accounting Standards Board issued several statements of accounting standards that are discussed in Note A to the consolidated financial statements on pages 16 and 17 of this form.


Item 7(a). Quantitative and Qualitative Disclosure About Market Risk.

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussions of the Company's accounting policies and further disclosure relating to financial instruments is included in Note A to the consolidated financial statements on pages 16 and 17 of this form.

Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at the prime interest rate minus .5% or LIBOR plus 1%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2002 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $30,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company's revenues in the years ended June 30, 2002 and 2001 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

Derivative Financial Instruments - The Company has written policies and procedures that place all financial instruments under the direction of the company corporate treasury and restrict derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

In the first quarter of fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and No. 138. The statement requires all derivative instruments to be recorded in the statement of financial position at fair value. The change in the fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. Initial adoption and subsequent application of SFAS No. 133 did not have a material effect on the Company's statement of financial position or results of operations.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2002 was the Euro. At June 30, 2002 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,053,000 with a weighted average maturity of 40 days. The fair value of the Company's contracts was approximately $0.2 million at June 30, 2002. The primary currencies to which the Company was exposed in 2001 were the Belgian Franc and the Italian Lira. The fair value of the Company's contracts to purchase Belgian Francs and sell Italian Lira was approximately $0.1 million and $0.0 million, respectively at June 30, 2001.

Item 8.  Financial Statements and Supplementary Data

See consolidated financial statements and Financial Statement Schedule on Pages 10 through 28 of this form.

Sales and Earnings by Quarter (dollars in thousands, except per share amounts)
2002                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $40,631    $43,986    $41,928    $52,840   $179,385
Gross profit                8,546      9,962      9,614     12,117     40,239
Net earnings                  272        423        (37)     1,400      2,058
Basic earnings per share      .10        .15       (.01)       .49        .73
Diluted earnings per share    .10        .15       (.01)       .49        .73
Dividends per share          .175       .175       .175       .175        .70
2001                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $41,349    $44,025    $47,642    $47,770   $180,786
Gross profit                9,744     10,456     11,878     11,617     43,695
Net earnings                  906        960      4,033        270      6,169
Basic earnings per share      .32        .34       1.44        .10       2.20
Diluted earnings per share    .32        .34       1.44        .10       2.20
Dividends per share          .175       .175       .175       .175        .70

During the third quarter of 2001, the Company sold its investment in Niigata
Converter Company, Ltd., resulting in a net gain of $2,288,000 or $.81 per share. See Note D to the consolidated financial statements.

On April 2, 2001, the Company entered into a Joint Venture Agreement with
Niigata Engineering Co. LTD., Japan to form NICO Transmissions Co., Inc.
(NTC).  See Note F to the consolidated financial statements.  NTC's balance sheet and statement of operations as of and for the year ended March 31, 2002 is consolidated with the Company's balance sheet and statement of operations as of and for the year ended June 30, 2002. The impact of NTC on the Company in 2002 (dollars in thousands, except per share amounts) is as follows:
                         1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                  $2,609     $3,058     $2,881     $3,669    $12,217
Net earnings                   45         22         94        102        263
Basic earnings per share      .01        .01        .03        .04        .09
Diluted earnings per share    .01        .01        .03        .04        .09

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 18, 2002, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 18, 2002, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Compensation of Executive Officers", "Stock Options","Retirement Income Plan", "Supplemental Retirement Benefit Plan", "Compensation of Directors" and "Employment Contracts" in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 18, 2002 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Executive Selection and Salary Committee Report on Executive Compensation" and "Corporate Performance Graph" is not incorporated by reference and shall not be deemed "filed" as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 18, 2002 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

The following table summarizes certain information regarding the Company's equity-based compensation plans:

                            # of securities         Weighted average    # of
securities remaining
                          to be issued upon     price of outstanding
available for future
                       exercise of options,        options, warrants
issuance under equity
                        warrants and rights               and rights
compensation plans
                       --------------------     --------------------
-------------------------
Plan Category
Equity Compensation Plans
 Approved by Shareholders  248,350              $20.63                $76,950

Equity Compensation Plans
  Not Approved By Shareholders   0                  N/A                     0
                           -------               ------               -------
TOTAL                      248,350               $20.63               $76,950

Item 13.  Certain Relationships and Related Transactions

None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements

See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 10, the Report of Independent Accountants on page 11 and the Consolidated Financial Statements on pages 12 to 28, all of which are incorporated by reference.

Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

(a)(2) Consolidated Financial Statement Schedules


See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 10, the Report of Independent Accountants on Financial Statement Schedule on page 29 and the Consolidated Financial Statement Schedule on page 29, all of which are incorporated by reference.

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record upon written request directed to the Secretary, Twin Disc, Incorporated, 1328 Racine Street, Racine, Wisconsin 53403.

(b) No reports on Form 8-K were filed during the last quarter of fiscal 2002.
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                                                     Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants....................................... 11

Consolidated Balance Sheets as of June 30, 2002 and 2001................ 12

Consolidated Statements of Operations for the years
 ended June 30, 2002, 2001 and 2000..................................... 13

Consolidated Statements of Cash Flows for the years
 ended June 30, 2002, 2001 and 2000..................................... 14

Consolidated Statements of Changes in Shareholders' Equity and
 Comprehensive Income for the years ended June 30, 2002, 2001 and 2000.. 15

Notes to Consolidated Financial Statements........................... 16-28


INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Accountants on Financial Statement Schedule...... 29

Schedule II - Valuation and Qualifying Accounts........................ 29


Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders
Twin Disc, Incorporated
Racine, Wisconsin

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Twin Disc, Incorporated and Subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers  LLP

Milwaukee, Wisconsin
July 19, 2002

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 and 2001
        (Dollars in thousands)                     2002          2001
                                                   ----          ----
ASSETS
Current assets:
  Cash and cash equivalents                     $  7,313      $  5,961
  Trade accounts receivable, net                  29,006        27,058
  Inventories, net                                44,504        46,492
  Deferred income taxes                            4,505         5,689
  Other                                            4,126         3,925
                                                 -------       -------
        Total current assets                      89,454        89,125

Property, plant and equipment, net                29,549        31,584
Investment in affiliate                            2,439         2,358
Goodwill, net                                     12,311        13,719
Deferred income taxes                             12,246         8,943
Intangible pension asset                           1,383         1,988
Other assets                                       9,898         9,017
                                                 -------       -------
                                                $157,280      $156,734
                                                 =======       =======

LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                 $  1,708      $  4,797
  Current maturities on long-term debt             2,857         2,857
  Accounts payable                                13,042        10,368
  Accrued liabilities                             22,312        23,428
                                                 -------       -------
        Total current liabilities                 39,919        41,450

Long-term debt                                    18,583        23,404
Accrued retirement benefits                       39,797        33,121
                                                 -------       -------
                                                  98,299        97,975

Minority interest                                    472           337

Shareholders' equity:
  Common shares authorized: 15,000,000;
    issued: 3,643,630; no par value               11,653        11,653
  Retained earnings                               87,524        87,431
  Accumulated other comprehensive loss           (23,187)      (23,181)
                                                 -------       -------
                                                  75,990        75,903
  Less treasury stock, at cost                    17,481        17,481
                                                 -------       -------
        Total shareholders' equity                58,509        58,422
                                                 -------       -------
                                                $157,280      $156,734
                                                 =======       =======

            The notes to consolidated financial statements
               are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2002, 2001 and 2000

   (In thousands, except per share data)
                                          2002         2001         2000
                                          ----         ----         ----
Net sales                              $179,385     $180,786     $177,987
Cost of goods sold                      139,146      137,091      136,629
                                        -------      -------      -------
         Gross profit                    40,239       43,695       41,358
Marketing, engineering and
  administrative expenses                34,638       31,716       31,476
Restructuring of operations                   -        1,453            -
                                        -------      -------      -------
         Earnings from operations         5,601       10,526        9,882

Other income (expense):
  Interest income                           294          262          244
  Interest expense                       (1,700)      (2,194)      (2,979)
  Equity in net earnings
    (loss) of affiliate                     526          820          906
  Gain on sale of affiliate                   -        3,935            -
  Other, net                                422         (258)          14
                                        -------      -------      -------
                                           (458)       2,565       (1,815)
                                        -------      -------      -------
         Earnings before income
           taxes and minority interest    5,143       13,091        8,067

Income taxes                              2,950        6,922        4,294
                                        -------      -------      -------
         Earnings before
           minority interest              2,193        6,169        3,773

Minority interest                          (135)           -            -
                                        -------      -------      -------
         Net earnings                  $  2,058      $ 6,169     $  3,773
                                        =======       ======      =======


Earnings per share data:
  Basic earnings per share             $   0.73     $   2.20     $   1.34
  Diluted earnings per share               0.73         2.20         1.34

Weighted average shares outstanding data:
  Basic shares outstanding                2,808        2,808        2,821
  Dilutive stock options                      -            -            -
                                        -------      -------      -------
  Diluted shares outstanding              2,808        2,808        2,821
                                        =======      =======      =======

                   The notes to consolidated financial statements
                      are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2002, 2001 and 2000
               (In thousands)               2002          2001          2000
                                            ----          ----          ----
Cash flows from operating activities:
  Net earnings                            $ 2,058      $  6,169      $  3,773
  Adjustments to reconcile to net cash
      provided by operating activities:
    Depreciation and amortization           5,709         6,392         6,980
    (Gain)loss on sale of plant assets         90            10            (3)
    Gain on sale of affiliate                   -        (3,935)            -
    Minority interest                         135             -             -
    (Gain)loss on restructuring
      of operations    (53)        1,262    -
    Equity in net earnings of affiliate      (526)         (820)         (906)
    Provision for deferred income taxes       378        (4,680)         (284)
    Dividends received from affiliate         400           632           600
    Changes in operating assets and
      liabilities:
      Trade accounts receivable, net       (1,082)          672        (2,922)
      Inventories, net                      3,724         1,483         3,211
      Other assets                            112         3,535          (770)
      Accounts payable                      2,456        (1,677)        2,402
      Accrued liabilities                  (3,702)        1,210           168
      Accrued/prepaid retirement benefits   3,375        (2,869)       (5,364)
                                           ------        ------        ------
Net cash provided by
  operating activities                     13,074         7,384         6,885
                                           ------        ------        ------
Cash flows from investing activities:
  Proceeds from sale of plant assets           25            52            92
  Proceeds from sale of affiliate               -         7,173             -
  Acquisitions of plant assets             (2,063)       (3,492)       (2,134)
  Investment in joint venture                   -          (654)            -
                                           ------        ------        ------
Net cash (used) provided by
  investing activities                     (2,038)        3,079        (2,042)
                                           ------        ------        ------
Cash flows from financing activities:
  Decreases in notes payable, net          (3,082)            -       (15,000)
  Proceeds from long-term debt                  -             -        18,000
Payments of long-term debt                 (4,857)       (7,857)       (3,857)
  Acquisition of treasury stock                 -           (34)         (343)
  Proceeds from exercise of stock options       -             -             2
  Dividends paid                           (1,965)       (1,966)       (1,974)
                                           ------        ------        ------

Net cash used by financing activities      (9,904)       (9,857)       (3,172)
                                           ------        ------        ------
Effect of exchange rate changes on cash       220          (296)         (156)
                                           ------        ------        ------
Net change in cash and cash equivalents     1,352           310         1,515
Cash and cash equivalents:
  Beginning of year                         5,961         5,651         4,136
                                           ------        ------        ------
  End of year                            $  7,313      $  5,961      $  5,651
                                           ======       =======       =======
Supplemental cash flow information:
  Cash paid during the year for:
     Interest                            $  1,882      $  2,078       $ 3,008
     Income taxes                           1,908         5,155         4,401

              The notes to consolidated financial statements
               are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
for the years ended June 30, 2002, 2001 and 2000
               (In thousands)                    2002      2001      2000
                                                 ----      ----      ----
Common stock
  Balance, June 30                            $ 11,653  $ 11,653 $  11,653
                                               -------   -------   -------
Retained earnings
  Balance, July 1                               87,431    83,228    81,430
  Net earnings                                   2,058     6,169     3,773
  Cash dividends                                (1,965)   (1,966)   (1,974)
  Stock options exercised                            -         -        (1)
                                               -------   -------   -------
  Balance, June 30                              87,524    87,431    83,228
                                               -------   -------   -------

Accumulated other comprehensive (loss)income
  Balance, July 1                              (23,181)      799    (8,516)
                                               -------   -------   -------
    Foreign currency translation adjustment
      Balance, July 1                           (5,420)      799     3,288
      Current adjustment                         3,900    (6,219)   (2,489)
                                               -------   -------   -------
      Balance, June 30                          (1,520)   (5,420)      799
                                               -------   -------   -------
    Minimum pension liability adjustment, net
      Balance, July 1                          (17,761)        -  ( 11,804)
      Current adjustment, net of related income
       taxes ($2,497 in 2002, $11,356 in 2001
       and ($7,547) in 2000)                    (3,906)  (17,761)   11,804
                                               -------   -------   -------
      Balance, June 30                         (21,667)  (17,761)        -
                                               -------   -------   -------
Accumulated other comprehensive (loss)income
  Balance, June 30                             (23,187)  (23,181)      799
                                               -------   -------   -------

Treasury stock, at cost
  Balance, July 1                              (17,481)  (17,447)  (17,107)
  Shares acquired                                    -       (34)     (343)
  Stock options exercised                            -         -         3
                                               -------   -------   -------
  Balance, June 30                             (17,481)  (17,481)  (17,447)
                                               -------   -------   -------
Shareholders' equity balance, June 30         $ 58,509  $ 58,422  $ 78,233
                                               =======   =======   =======

Comprehensive income (loss)
  Net earnings                                $  2,058 $   6,169  $  3,773
  Other comprehensive income (loss)
    Foreign currency translation adjustment      3,900    (6,219)   (2,489)
    Minimum pension liability adjustment        (3,906)  (17,761)   11,804
                                               -------   -------   -------
    Other comprehensive (loss)income                (6)  (23,980)    9,315
                                               -------   -------   -------
  Comprehensive income (loss)                $   2,052 $ (17,811) $ 13,088
                                              ========  ========   =======

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

Translation of Foreign Currencies--The financial statements of the Company's non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for revenues and expenses. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) of the consolidated statement of operations are foreign currency transaction (gains) losses of ($170,000), $145,000 and $144,000 in 2002, 2001 and 2000,
respectively.

Cash Equivalents--The Company considers all highly liquid marketable securities purchased with a maturity date of three months or less to be cash equivalents.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $782,000 and $699,000 at June 30, 2002 and 2001, respectively.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, notes payable and current maturities on long-term debt approximate fair value because of the immediate short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value because the underlying instruments bear interest at, or near, a current market rate.

Derivative Financial Instruments--The Company has written policies and procedures that place all financial instruments under the direction of the Company corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138. The statement requires all derivative instruments to be recorded in the statement of financial position at fair value. The change in the fair value of a derivative is required to be recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designed as part of a hedge transaction and if so, the type of hedge transaction. Initial adoption and subsequent application of SFAS No. 133 did not have a material effect on the Company's statement of financial position or results of operations.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2002 was the Euro. At June 30, 2002, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,053,000 with a weighted average maturity of 40 days. The fair value of the Company's contracts was approximately $0.2 million at June 30, 2002. The primary currencies to which the Company was exposed in 2001 were the Belgian Franc and the Italian Lira. At June 30, 2001, the Company had outstanding forward foreign exchange contracts to purchase $4,500,000 of Belgian Francs with a weighted average maturity of 48 days and contracts to sell $345,000 of Italian Lira with a weighted average maturity of 21 days. The fair value of the Company's contracts to purchase Belgian Francs and sell Italian Lira was approximately $0.1 million and $0.0 million, respectively at June 30, 2001.

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

Investments in Affiliates--The Company's investments in 20% to 50%-owned affiliates in which they have significant influence are accounted for using the equity method. Investments in less than 20%-owned affiliates are accounted for using the cost method.

Revenue Recognition--Revenue is recognize by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured. In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 was effective for the Company in the fourth quarter of 2001 and did not have a material effect on the Company's financial statements.

Goodwill and Other Intangibles--In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," to establish accounting and reporting standards for goodwill and intangible assets. According to SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules for accounting for goodwill and other intangible assets on July 1, 2001.

Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Deferred Taxes--The Company recognizes deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

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

Reclassification-Certain amounts in the 2001 financial statements have been reclassified to conform to the presentation in the 2002 financial statements.

Recently Issued Accounting Standards-In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, superceding SFAS No. 121 and Accounting Principles Board Opinion No. 30. SFAS No. 143 and No. 144 are effective for the Company in the first quarter of 2003. The Company does not believe that the implementation of these statements will have a material effect on its consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145 "Rescission of FAS Nos. 4,44 and 64, Amendment of FAS 13 and Technical corrections as of April 2002." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amends SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to SFAS 13 are effective for transactions occurring after May 15, 2002 with early application encouraged. All other provisions of this statement are effective for the Company in 2003 with early application encouraged. The Company does not believe that the implementation of this statement will have a material effect on its consolidated financial statements.

On July 29, 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Early application is encouraged. The Company does not believe that the implementation of this statement will have a material effect on its consolidated financial statements.

B.  INVENTORIES
The major classes of inventories at June 30 were as follows (in thousands):

                                              2002            2001
                                              ----            ----
Finished parts                              $35,485         $37,711
Work-in-process                               5,668           4,931
Raw materials                                 3,351           3,850
                                             ------          ------
                                            $44,504         $46,492
                                             ======          ======
Inventories stated on a LIFO basis represent approximately 22% and 29% of total inventories at June 30, 2002 and 2001, respectively.  The approximate current cost of the LIFO inventories exceeded the LIFO cost by $20,776,000 and
$20,565,000 at June 30, 2002 and 2001, respectively.

C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):
                                              2002            2001
                                              ----            ----
Land                                       $  1,407        $  1,403
Buildings                                    23,428          22,407
Machinery and equipment                      89,086          91,773
                                             ------          ------
                                            113,921         115,583
Less accumulated depreciation                84,372          83,999
                                             ------          ------
                                           $ 29,549        $ 31,584
                                             ======          ======

D.  INVESTMENT IN AFFILIATE

In January of 2001, the Company sold its remaining 19.5% investment in Niigata Converter Company, LTD., Japan (Niigata). The total proceeds from the transaction were $7.2 million, including the elimination of a $1.7 million note receivable, resulting in a pre-tax gain of $3.9 million recognized in 2001.

The Company's investment in affiliate consists of a 25% interest in a domestic distributor of Twin Disc products. Combined condensed financial data for the investment in affiliate accounted for under the equity method of accounting are summarized below (in thousands). The statement of operations information includes the results of operations of the domestic distributor from June 1 through May 31.

                                                 2002        2001
                                                 ----        ----
Current assets                                $ 11,070    $ 11,485
Other assets                                     5,457       5,458
                                               -------     -------
                                              $ 16,527    $ 16,943
                                               =======     =======

Current liabilities                           $  6,673    $  7,363
Other liabilities                                   97         149
Shareholders' equity                             9,757       9,431
                                               -------     -------
                                              $ 16,527    $ 16,943
                                               =======     =======
                                      2002       2001       2000
                                      ----       ----       ----
Net sales                          $ 23,774   $ 27,516    $23,866
Gross profit                          8,300      9,832      9,813
Net earnings                          1,925      3,281      3,624

At June 30, 2002 and 2001, trade receivables from the 25% owned distributor were $1,147,000 and $1,565,000, respectively.

Sales to the Company's 25% owned domestic distributor are the same terms and conditions as sales to independent distributors. Sales to this distributor were $9,250,000, $11,259,000 and $11,159,000 in fiscal 2002, 2001 and 2000, respectively.

E. GOODWILL AND OTHER INTANGIBLES

In June 2001, the FASB issued SFAS 141, "Business Combinations", which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination and expands financial disclosures concerning business combinations consummated after June 30, 2001. On July 1, 2001, the Company transferred $1,600,000 of finite lived intangible assets from goodwill to other assets in accordance with the provisions of this statement.

Goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. The Company performed impairment tests of its goodwill at July 1, 2001 and June 30, 2002 and determined that no impairment of the recorded goodwill existed. Goodwill at June 30, 2002 and 2001 of $12,311,000 and $13,719,000, respectively, is net of accumulated amortization of $1,017,000 and $1,397,000, respectively. There were no other indefinite lived intangible assets identified by the Company at June 30, 2002 or 2001. Included in Other assets on the Company's Consolidated Balance Sheet as of the end of June 30, 2002 and 2001, respectively, are the following acquired intangible assets (in thousands):

                                                         2002      2001
                                                         ----      ----
Intangible assets with finite lives:
 Licensing agreements                                  $ 5,490   $ 5,490
 Other                                                   1,259     1,259
                                                        ------    ------
                                                         6,749     6,749

Accumulated amortization                                 3,611     2,885
                                                        ------    ------
Total                                                  $ 3,138   $ 3,864
                                                        ======    ======
Intangible amortization expense for the year ended June 30, 2002 was $726,000.
Estimated intangible amortization expense for each of the subsequent five fiscal years is as follows (in thousands):
                      Fiscal Year
                        2003                              $  726
                        2004                                 667
                        2005                                 482
                        2006                                 214
                        2007                                  60
                        Thereafter                           989
                                                           -----
                                                          $3,138
                                                           =====
The following proforma information reconciles the net income and earnings per share reported for the fiscal year ended June 30, 2001 and June 30, 2000 to adjusted net income and earnings per share to reflect the adoption of SFAS No.
142 (in thousands except earnings per share data):
                                                    2001             2000
                                                    ----             ----
Net income, as reported                           $6,169           $3,773
Goodwill amortization (net of tax)                   171              168
                                                   -----            -----
Net income, as adjusted                           $6,340           $3,941
                                                   =====            =====

Basic earnings per share, as reported             $ 2.20           $ 1.34
Goodwill amortization (net of tax)                   .06             0.06
                                                   -----            -----
Basic earnings per share, as adjusted             $ 2.26           $ 1.40
                                                   =====            =====

Diluted earnings per share, as reported           $ 2.20           $ 1.34
Goodwill amortization (net of tax)                   .06             0.06
                                                   -----            -----
Diluted earnings per share, as adjusted           $ 2.26           $ 1.40
                                                   =====            =====

F. JOINT VENTURE

On April 2, 2001, the Company entered into a Joint Venture Agreement with Niigata Engineering Co. LTD., Japan to form NICO Transmissions Co., Inc.
(NTC). NTC is an engineering and marketing company supporting the Company's expanding global marine product line as well as a distribution company for Niigata's family of transmission products.

Pursuant to the terms of the Joint Venture Agreement, the Company contributed $0.7 million in exchange for a controlling 66% ownership interest in NTC and Niigata contributed $0.3 million for a 34% ownership interest. NTC's balance sheet and statement of operations as of and for the year ended March 31, 2002 is consolidated with the Company's balance sheet and statement of operations as of and for the year ended June 30, 2002.

In 2002, Niigata filed for creditor protection in Japan under the local bankruptcy code. The bankruptcy trustee is currently negotiating with another company to assume the operations of Niigata. Based upon current information, management believes that Niigata will continue to participate in the joint venture. During 2002 the Company fully reserved for its receivable from Niigata in the amount of $237,000 as a result of this filing.


G.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):
                                                 2002        2001
                                                 ----        ----
Salaries and wages                            $  4,875    $  4,533
Retirement benefits                              4,666       4,944
Warranty                                         5,582       4,604
Other                                            7,189       9,347
                                               -------     -------
                                              $ 22,312    $ 23,428
                                               =======     =======

H.  DEBT

Notes payable consists of amounts borrowed under unsecured line of credit agreements. Unused lines of credit total $23,195,000 at June 30, 2002. These lines of credit are available predominantly at the prime interest rate minus 0.5% and may be withdrawn at the option of the banks. The weighted average interest rate of the lines outstanding at June 30, 2002 and 2001 was 4.6% and 5.6%, respectively.

Included in long-term debt is $11,429,000 and $14,286,000 of 7.37% ten-year unsecured notes at June 30, 2002 and 2001, respectively. These notes contain certain covenants, including the maintenance of a current ratio of not less than 1.5 and consolidated net worth must be at least equal to the sum of $61,810,000 plus 35% of consolidated net earnings for each quarter from July 1, 1996. As of June 30, 2002, the Company was in compliance with all debt covenants.

During 2000, the Company entered into a $20,000,000 revolving loan agreement which expires on September 30, 2003. This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness. As of June 30, 2002, the Company was in compliance with all debt covenants. The outstanding balance of $10,000,000 and $12,000,000 at June 30, 2002 and 2001, respectively, is classified as long-term debt. Notes under this agreement bear interest on a schedule determined by the Company's leverage ratio and the LIBOR interest rate. The rate was 2.9% and 4.9% at June 30, 2002 and 2001, respectively.

The aggregate scheduled maturities of outstanding long term debt obligations in subsequent years are as follows:
                 Fiscal Year
                   2003                        $ 2,857,000
                   2004                         12,869,000
                   2005                          2,857,000
                   2006                          2,857,000
                                                ----------
                                               $21,440,000
                                                ==========

I.  LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):
                 Fiscal Year
                   2003                       $2,605
                   2004                        1,912
                   2005                        1,069
                   2006                          653
                   2007                          499
                   Thereafter                  1,152
                                               -----
                                              $7,890
                                               =====

Total rent expense for operating leases approximated $ 3,135,000, $3,444,000 and $3,023,000 in 2002, 2001 and 2000 respectively.


J.  SHAREHOLDERS' EQUITY

At June 30, 2002 and 2001, treasury stock consisted of 835,788 shares of common stock. The Company issued 150 shares of treasury stock in 2000 to fulfill its obligations under stock option plans. The difference between the cost of treasury shares issued and the option price is recorded in retained earnings. The Company acquired 2,058 shares of treasury stock in 2001.

Cash dividends per share were $.70 in 2002, 2001 and 2000.

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


K.  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company and its subsidiaries are engaged in the manufacture and sale of power transmission equipment. Principal products include industrial clutches, hydraulic torque converters, fluid couplings, power-shift transmissions, marine transmissions, universal joints, power take-offs and reduction gears. The Company sells to both domestic and foreign customers in a variety of market areas, principally construction, industrial, energy and natural resources and marine and agricultural.

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

Information about the Company's segments is summarized as follows (in thousands):

                                     Manufacturing   Distribution    Total
                                     -------------   ------------    -----
            2002
Net sales                               $155,730       $61,848     $217,578
Intra-segment sales                        6,696         1,870        8,566
Inter-segment sales                       22,784         6,843       29,627
Interest income                              468            43          511
Interest expense                           1,783           131        1,914
Income taxes                               1,940         1,362        3,302
Depreciation and amortization              5,409           210        5,619
Segment earnings                           2,247         2,366        4,613
Segment assets                           139,810        30,275      170,085
Expenditures for segment assets            1,851           212        2,063

            2001
Net sales                               $171,439       $45,337     $216,776
Intra-segment sales                        7,953           304        8,257
Inter-segment sales                       27,009           724       27,733
Interest income                              393            76          469
Interest expense                           2,796           107        2,903
Income taxes                               4,072           851        4,923
Depreciation and amortization              5,997           269        6,266
Segment earnings                           5,562         1,365        6,927
Segment assets                           141,737        24,822      166,559
Expenditures for segment assets            3,245           247        3,492

            2000
Net sales                               $166,067       $46,726     $212,793
Intra-segment sales                        7,176           613        7,789
Inter-segment sales                       26,327           690       27,017
Interest income                              321            73          394
Interest expense                           3,159           125        3,284
Income taxes                               3,904           916        4,820
Depreciation and amortization              6,589           264        6,853
Segment earnings                           3,464         1,587        5,051
Segment assets                           154,971        24,518      179,489
Expenditures for segment assets            1,766           368        2,134

The following is a reconciliation of reportable segment net sales, earnings and assets, to the Company's consolidated totals (in thousands):

                                                2002        2001       2000
Net sales                                       ----        ----       ----
 Total net sales from reportable segments     $217,578    $216,776   $212,793
 Elimination of inter-company sales            (38,193)    (35,990)   (34,806)
                                               -------     -------    -------
  Total consolidated net sales                $179,385    $180,786   $177,987
                                               =======     =======    =======
Earnings
 Total earnings from
  reportable segments                         $  4,613    $  6,927   $  5,051
 Other corporate expenses                       (2,555)       (758)    (1,278)
                                               -------     -------    -------
  Total consolidated net earnings             $  2,058    $  6,169   $  3,773
                                               =======     =======    =======
Assets
 Total assets for reportable segments         $170,085    $166,559
 Elimination of inter-company assets           (18,831)    (16,802)
 Corporate assets                                6,026       6,977
                                               -------     -------
  Total consolidated assets                   $157,280    $156,734
                                               =======     =======
Other significant items:

                                         Segment                 Consolidated
                                          Totals   Adjustments      Totals
             2002                        -------   -----------   ------------
Interest income                          $   511     $   (217)     $    294
Interest expense                           1,914         (214)        1,700
Income taxes                               3,302         (352)        2,950
Depreciation and amortization              5,619           90         5,709
Expenditures for segment assets            2,063            -         2,063

             2001
Interest income                          $   469     $   (207)     $    262
Interest expense                           2,903         (709)        2,194
Income taxes                               4,923        1,999         6,922
Depreciation and amortization              6,266          126         6,392
Expenditures for segment assets            3,492            -         3,492

             2000
Interest income                          $   394     $   (150)     $    244
Interest expense                           3,284         (305)        2,979
Income taxes                               4,820         (526)        4,294
Depreciation and amortization              6,853          127         6,980
Expenditures for segment assets            2,134            -         2,134

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):
                                                2002       2001       2000
                                                ----       ----       ----
Net sales
 United States                                $108,288   $120,522   $113,377
 Other countries                                71,097     60,264     64,610
                                               -------    -------    -------
  Total                                       $179,385   $180,786   $177,987
                                               =======    =======    =======

Long-lived assets
 United States                                $ 59,530   $ 59,249
 Belgium                                        10,596      8,221
 Other countries                                 5,178      5,078
 Elimination of inter-company assets            (7,478)    (4,939)
                                               -------    -------
  Total                                       $ 67,826   $ 67,609
                                               =======    =======

One customer accounted for approximately 11%, 11% and 10% of consolidated net sales in 2002, 2001 and 2000, respectively.

L.   STOCK OPTION PLANS

During fiscal 1999, the Company adopted the Twin Disc, Incorporated 1998 Stock Option Plan for Non-Employee Directors, a non-qualified plan for non-employee directors to purchase up to 35,000 shares of common stock, and the Twin Disc, Incorporated 1998 Incentive Compensation Plan, a plan where options are determined to be non-qualified or incentive at the date of grant, for officers and key employees to purchase up to 165,000 shares of common stock. The plans are administered by the Executive Selection and Compensation Committee of the Board of Directors which has the authority to determine which officers and key employees will be granted options. The grant of options to non-employee directors is fixed at options to purchase 1,000 shares of common stock per year or 600 at time of appointment. Except as described in the following sentence, all options allow for exercise prices not less than the grant date fair market value, immediately vest and expire ten years after the date of grant. For options under the Incentive Compensation Plan, if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock, the price will be not less than 110% of the grant date fair market value and the options expire five years after the grant date. In addition, the Company has 69,550 incentive stock option plan options and 55,750 non-qualified stock option plan options outstanding at June 30, 2002 under the Twin Disc, Incorporated 1988 Incentive Stock Option plan and the Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors, respectively. The plans terminated during 1999.

Shares available for future options as of June 30 were as follows:


                                                           2002     2001
                                                           ----     ----
 1998 Stock Option Plan for Non-Employee Directors       14,650   20,650
 1998 Incentive Compensation Plan                        62,300  100,350

Stock option transactions under the plans during 2002, 2001 and 2000 were as follows:

                                      Weighted         Weighted      Weighted
                                       Average          Average       Average
                                 2002   Price     2001   Price   2000  Price
                                 ----  --------   ----  -------  ---- --------
Non-qualified stock options:
  Options outstanding
    at beginning of year        88,350  $21.31   83,600  $22.06  84,600 $22.55
  Granted                       14,500   15.05   15,750   17.47  12,000  19.94
  Canceled                        (500)  14.00  (11,000)  21.47 (13,000) 23.31
                               -------          -------          ------
  Options outstanding
    at June 30                 102,350  $20.46   88,350  $21.31  83,600 $22.06
                               =======          =======          ======
  Options price range
   ($15.05 - $20.00)
    Number of shares                     66,650

    Weighted average price              $ 18.07

    Weighted average remaining life        6.25 years

  Options price range
   ($21.875 - $28.75)

    Number of shares                    35,700

    Weighted average price             $ 24.93

    Weighted average remaining life       5.84 years

                                      Weighted         Weighted      Weighted
                                       Average          Average       Average
                                2002    Price   2001     Price   2000  Price
                                ----  --------  ----    -------  ----  -------
Incentive stock options:
  Options outstanding
    at beginning of year      125,650  $22.29  119,400  $23.24  132,250 $23.70
  Granted                      30,200   15.25   26,800   17.81   22,800  20.20
  Canceled                     (9,850)  23.47  (20,550)  21.95  (35,500) 23.25
  Exercised                         -       -        -       -     (150) 14.00
                              -------          -------          -------
  Options outstanding
    at June 30                146,000  $20.75  125,650  $22.29  119,400  23.24
                              =======          =======          =======
  Options price range
   ($15.05 - $20.00)
    Number of shares                     92,700

    Weighted average price              $ 17.70

    Weighted average remaining life        7.53 years


  Options price range
   ($21.875 - $31.625)

    Number of shares                     53,300

    Weighted average price              $ 26.07

    Weighted average remaining life        6.05 years

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

                                            2002         2001         2000
                                            ----         ----         ----
         Net earnings
                As reported               $ 2,058      $ 6,169      $ 3,773
                Pro forma                   1,954        6,028        3,648

         Basic earnings per share
                As reported                $ 0.73       $ 2.20       $ 1.34
                Pro forma                    0.70         2.15         1.29

         Diluted earnings per share
                As reported                $ 0.73       $ 2.20       $ 1.34
                Pro forma                    0.70         2.15         1.29

The above pro forma net earnings and earnings per share were computed using the fair value of options at the date of grant (for options granted after June
1995) as calculated by the Black-Scholes option-pricing method and the following assumptions: 23% volatility, 4.5% annual dividend yield, risk free interest rate of 4.53%, a 5 year term and an exercise price equal to the fair market value on the date of grant except for incentive options granted to greater than 10% shareholders which are calculated using a 3 year term and an exercise price equal to 110% of the fair market value on the date of grant. For those options granted during 2002, 2001 and 2000 with exercise prices equal to the grant date fair market value, the exercise prices and weighted average fair values of the options were $15.05 and $2.37 in 2002, $17.54 and $3.38 in 2001 and $19.94 and $3.70 in 2000, respectively. For those options granted with exercise prices greater than the grant date fair market value, the exercise prices and weighted average fair values of the options were $16.56 and $1.83 in 2002, $19.59 and $2.50 in 2001 and $21.93 and $2.43 in
2000, respectively.


M.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,887,000, $1,929,000 and $1,852,000 in 2002, 2001 and 2000 respectively. Total engineering and development costs were $6,569,000, $5,791,000 and $6,322,000 in 2002, 2001 and
2000 respectively.


N.  RETIREMENT PLANS

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

The following table sets forth the Company's defined benefit pension plans' and other postretirement benefit plan's funded status and the amounts recognized in the Company's balance sheets and income statements as of June 30 (dollars in thousands):

                                                              Other
                                                                    Post
                                                 Pension         Retirement
                                                 Benefits         Benefits
                                             ----------------  --------------
                                             2002     2001     2002     2001
                                             ----     ----     ----     ----
Change in benefit obligation:
  Benefit obligation, beginning of year   $114,025 $109,087 $ 31,967 $ 30,227
  Service cost                               1,361    1,284       17       16
  Interest cost                              8,203    8,333    2,281    2,298
  Actuarial loss                               908    4,094    2,277    3,110
  Benefits paid                             (9,350)  (8,773)  (3,543)  (3,684)
                                           -------  -------   ------   ------
  Benefit obligation, end of year         $115,147 $114,025 $ 32,999 $ 31,967
                                           =======  =======   ======  =======
Change in plan assets:
  Fair value of assets, beginning of year $ 98,352 $112,689 $     -   $     -
  Actual return on plan assets               1,209  (11,560)      -         -
  Employer contribution                      2,194    5,996   3,543     3,684
  Benefits paid                             (9,350)  (8,773) (3,543)   (3,684)
                                           -------  -------  ------    ------
  Fair value of assets, end of year       $ 92,405 $ 98,352 $     -  $      -
                                           =======  ======= ======    =======

Funded status                             $(22,742)$(15,673)$(32,999)$(31,967)
  Unrecognized net transition obligation       388      375        -        -
  Unrecognized actuarial loss               36,339   30,008   11,279    9,582
  Unrecognized prior service cost            1,178    1,823        -        -
                                            ------   ------   ------  -------
Net amount recognized                     $ 15,163 $ 16,533 $(21,720)$(22,385)
                                            ======  =======  =======  =======

Amounts recognized in the balance sheet
 consist of:
  Prepaid benefit cost                    $      - $      6 $      - $      -
  Accrued benefit liability                (21,739) (14,578) (21,720) (22,385)
  Intangible asset                           1,383    1,988        -        -
  Deferred tax asset                        13,852   11,356        -        -
  Minimum pension liability adjustment      21,667   17,761        -        -
                                           -------   ------  -------  -------
Net amount recognized                     $ 15,163 $ 16,533 $(21,720)$(22,385)
                                           =======  =======  =======  =======

Weighted average assumptions as of June 30:
  Discount rate                               7.50%   7.50%    7.50%    7.50%
  Expected return on plan assets              9.00%   9.00%
  Rate of compensation increase               5.00%   5.00%

                                                     Pension Benefits
                                                --------------------------
                                                 2002      2001      2000
                                                 ----      ----      ----
Service cost                                   $ 1,361   $ 1,284   $ 1,518
Interest cost                                    8,203     8,333     8,028
Expected return on plan assets                  (8,476)   (9,837)   (8,532)
Amortization of prior service cost                 124       151       672
Amortization of transition obligation               49       181       179
Unrecognized net loss                            1,802         -         -
Recognized net actuarial loss                      501       456       699
                                                ------    ------    ------
Net periodic benefit cost                      $ 3,564   $   568   $ 2,564
                                                ======    ======    ======

                                                 Postretirement Benefits
                                                --------------------------
                                                 2002      2001      2000
                                                 ----      ----      ----
Service cost                                   $    17   $    16   $    19
Interest cost                                    2,281     2,298     2,265
Recognized net actuarial loss                      580       345       457
                                                ------    ------    ------
Net periodic benefit cost                      $ 2,878   $ 2,659   $ 2,741
                                                ======    ======    ======

The pension plans held 62,402 shares of Company stock with a fair market value of $873,000 and $989,000 at June 30, 2002 and 2001, respectively.

The assumed weighted average health care cost trend rate was 10% in 2002, declining to 6% in 2006. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $2.2 million and the service and interest cost by approximately $160,000. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $2.0 million and the service and interest cost by approximately $150,000.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $1,780,000, $1,591,000 and $1,699,000 in 2002,
2001, and 2000 respectively.


O.  INCOME TAXES

United States and foreign earnings before income taxes were as follows (in thousands):

                                        2002      2001      2000
                                        ----      ----      ----
     United States                    $   568   $ 3,457   $   367
     Foreign                            4,440     9,634     7,700
                                       ------    ------    ------
                                      $ 5,008   $13,091   $ 8,067
                                       ======    ======    ======
The provision (credit) for income taxes is comprised of the following (in thousands):

                                        2002      2001      2000
                                        ----      ----      ----
     Currently payable:
       Federal                        $   168   $ 2,552   $   664
       State                               70       101         6
       Foreign                          2,334     4,455     3,908
                                       ------    ------    ------
                                        2,572     7,108     4,578
                                       ------    ------    ------

     Deferred:
       Federal                            441      (564)     (137)
       State                              (83)      494       220
       Foreign                             20      (116)     (367)
                                       ------    ------    ------
                                          378      (186)     (284)
                                     ------    ------    ------
                                     $  2,950   $ 6,922   $ 4,294
                                       ======    ======    ======
The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).

                                                2002             2001
                                                ----             ----
Deferred tax assets:
  Retirement plans and employee benefits      $16,371          $13,241
  Alternative minimum tax credit
    carryforwards                                 690            1,453
  Foreign tax credit carryforwards                920            2,414
  State net operating loss and other
    state credit carryforwards                    519              531
  Other                                         3,791            4,124
                                               ------           ------
                                               22,291           21,763
                                               ------           ------
Deferred tax liabilities:
  Property, plant and equipment                 4,620            5,631
  Other                                             -                -
                                               ------           ------
                                                4,620            5,631
                                               ------           ------
Valuation allowance                              (920)          (1,500)
                                               ------           ------
Total net deferred tax assets                 $16,751          $14,632
                                               ======           ======
Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain foreign tax credit carryforwards.  Of the $920 in foreign tax credit carryforwards at June 30, 2002, $146 will expire in 2003,
$258 will expire in 2005, $223 will expire in 2006 and $293 will expire in
2007.  The alternative minimum tax credit carryforwards will be carried forward indefinitely.  Of the $467 of state net operating loss carryforwards at June 30, 2002, $444 will expire in 2014 and $23 will expire in 2015.  Of the $52 of state credit carryforwards, $18 will expire in 2014, $17 will expire in 2015 and $17 will expire in 2016.


Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations:

                                                 2002      2001      2000
                                                 ----      ----      ----
   U.S. federal income tax at 34%              $ 1,749   $ 4,451    $2,743
   Increases (reductions)
       in tax resulting from:
     Foreign tax items                             144       234     1,387
     State taxes                                  (298)      351       149
     Valuation allowance                           920     1,500         -
     Disposition of investment in subsidiary       522       286         -
     Other, net                                    (87)      100        15
                                                 -----     -----     -----
                                               $ 2,950   $ 6,922    $4,294
                                                 =====     =====     =====

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. The undistributed earnings amount to approximately $16.8 million at June 30, 2002. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.


P.  CONTINGENCIES

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

At June 30, 2002 and June 30, 2001, the Company has accrued approximately $632,000 and $1,050,000, respectively which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

Q.  RESTRUCTURING OF OPERATIONS

During the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $1.5 million in connection with the reduction of its workforce and consolidation of facilities. These actions were taken in an effort to streamline the Company's cost structure and utilization of available capacity at other locations. The charge included $1.0 million in employee termination and severance benefits, $0.3 million for remaining costs related to pre-existing leases, $0.1 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. Approximately $0.7 million of the charge for employee termination and severance benefits was classified to cost of goods sold with the remaining $0.3 million charged to marketing, engineering and administrative expenses. A total of 46 employees were terminated; 22 production employees and 24 salaried employees. In 2001, the Company made cash payments of $0.1 million and also charged the $0.1 million loss on fixed assets against the reserve. As of June 30, 2001, the reserve had a balance of $1.3 million. In 2002, cash payments of $1.1 million were charged against the reserve and $0.1 million was reversed against cost of goods sold. As of June 30, 2002, a balance of $0.1 million remains, consisting primarily of reserves for idle leased facilities.

      REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULE





To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

Our audits of the consolidated financial statements referred to in our report dated July 19, 2002 appearing on page 11 of this form 10-K also included an audit of the information set forth in the Financial Statement Schedule listed in Item 14(a)(2)of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP



Milwaukee, Wisconsin
July 19, 2002


TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2002, 2001 and 2000
(In thousands)
                                        Additions
                            Balance at  Charged to                  Balance at
                            Beginning   Costs and                    end of
Description                 of Period   Expenses    Deductions<F1>  of Period
-----------------------     ---------   ----------  --------------  ---------
2002:
Allowance for losses on
  accounts receivable         $ 699       $ 336       $ 253          $  782

Reserve for inventory
  obsolescence                3,346       2,178         931           4,593

2001:
Allowance for losses on
  accounts receivable         $ 704       $ 157       $ 162          $  699

Reserve for inventory
  obsolescence                1,371       2,470         495           3,346

2000:
Allowance for losses on
 accounts receivable          $ 534       $ 371       $ 201          $  704

Reserve for inventory
  obsolescence                1,161       1,212       1,002           1,371

<F1>
Accounts receivable written-off and inventory disposed of during the year and other adjustments (primarily foreign currency translation adjustments.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TWIN DISC, INCORPORATED




                                      By /s/ FRED H. TIMM
                                         Fred H. Timm, Vice President -
                                         Administration and Secretary
                                         (Chief Accounting Officer)

September 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                   (  By   /s/ MICHAEL E. BATTEN
                                   (      Michael E. Batten, Chairman,
                                   (      Chief Executive Officer and Director
                                   (
                                   (
                                   (
September 18, 2002                 (  By  /s/ MICHAEL H. JOYCE
                                   (     Michael H. Joyce, President,
                                   (     Chief Operating Officer and Director
                                   (
                                   (
                                   (
                                   ( By   /s/ JAMES O. PARRISH
                                   (     James O. Parrish, Vice President-
                                   (     Finance, Treasurer and Director
                                   (     Chief Financial Officer)



                                   (     Paul J. Powers, Director
September 18, 2002                 (     David L. Swift, Director
                                   (     John A. Mellowes, Director
                                   (     George E. Wardeberg, Director
                                   (     David R. Zimmer, Director
                                   (     David B. Rayburn, Director
                                   (
                                   (
                                   ( By   /s/ JAMES O. PARRISH
                                   (     James O. Parrish, Attorney in Fact

CERTIFICATIONS

I, Michael E. Batten, certify that:

1.I have reviewed this annual report on Form 10-K of Twin Disc, Incorporated;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



September 18, 2002                       /s/ MICHAEL E. BATTEN
                                         Michael E. Batten, Chairman,
                                         Chief Executive Officer and Director

I, James O. Parrish, certify that:

1.I have reviewed this annual report on Form 10-K of Twin Disc, Incorporated;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



September 18, 2002                       /s/ JAMES O. PARRISH
                                         James O. Parrish, Vice President-
                                         Finance, Treasurer and Director
                                         Chief Financial Officer

EXHIBIT INDEX
TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2002

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

     21   Subsidiaries of the Registrant                                 X

     23   Consent of Independent Accountants                             X

     24   Power of Attorney                                              X

    99a   Certification pursuant to 18 U.S.C. Section 1350               X

    99b   Certification pursuant to 18 U.S.C. Section 1350               X