Form 10-Q
period 2002-09-30
TWIN DISC INC
filed 2002-11-14
CIK 100378

                         TWIN DISC, INCORPORATED

                    SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON
                                Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2002       Commission File Number  1-7635


                         TWIN DISC, INCORPORATED


         (Exact name of registrant as specified in its charter)

         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At September 30 2002, the registrant had 2,807,832 shares of its common stock outstanding.

                        PART 1   FINANCIAL INFORMATION

Item 1.   Financial Statements

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                               September 30      June 30
                                                   2002            2002
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,683        $  7,313
      Trade accounts receivable, net               26,954          29,006
      Inventories, net                             45,187          44,504
      Deferred income taxes                         4,505           4,505
      Other                                         4,650           4,126
                                                 --------        --------
          Total current assets                     89,979          89,454

    Property, plant and equipment, net             29,148          29,549
    Investment in affiliate                         2,491           2,439
    Goodwill                                       12,427          12,311
    Deferred income taxes                          12,438          12,246
    Prepaid pension asset                           1,383           1,383
    Other assets                                    8,935           9,898
                                                 --------        --------
                                                 $156,801        $157,280
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  1,998        $  1,708
      Current maturities on long-term debt         11,397           2,857
      Accounts payable                             13,782          13,042
      Accrued liabilities                          21,942          22,312
                                                 --------        --------
          Total current liabilities                49,119          39,919

    Long-term debt                                 10,045          18,583
    Accrued retirement benefits                    40,945          39,797
                                                 --------        --------
                                                  100,109          98,299

    Minority Interest                                 442             472

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            85,302          87,524
      Accumulated other comprehensive loss        (23,224)        (23,187)
                                                 --------        --------
                                                   73,731          75,990
      Less treasury stock, at cost                 17,481          17,481
                                                 --------        --------
          Total shareholders' equity               56,250          58,509
                                                 --------        --------
                                                 $156,801        $157,280
                                                 --------        --------
                                                 --------        --------
The notes to consolidated financial statements are an integral part of this statement.  Amounts in thousands.

                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2002          2001
                                                     ----          ----
Net sales                                          $36,521      $40,631
Cost of goods sold                                  30,591       32,085
                                                   -------      -------
                                                     5,930        8,546
Marketing, engineering and
  administrative expenses                            8,319        7,848
Interest expense                                       308          488
Other income, net                                      (41)        (305)
                                                   -------      -------
                                                     8,586        8,031
                                                   -------      -------

Earnings before income taxes
   and minority interest                            (2,656)         515
Income taxes                                          (895)         220
                                                   -------      -------
Earnings before minority interest                   (1,761)         295
Minority Interest                                       30          (23)
                                                   -------      -------
  Net (loss) earnings                             ($ 1,731)     $   272
                                                   -------      -------
                                                   -------      -------

Dividends per share                                $ 0.175      $ 0.175


Earnings per share data:
  Basic earnings (loss) per share                 ($  0.62)     $  0.10
  Diluted earnings (loss) per share               ($  0.62)     $  0.10


Shares outstanding data:
  Average shares outstanding                         2,808        2,808
  Dilutive stock options                                 -            -
                                                   -------      -------
  Diluted shares outstanding                         2,808        2,808
                                                   -------      -------
                                                   -------      -------

Comprehensive income (loss):
  Net earnings (loss)                             ($ 1,731)     $   272
  Other comprehensive income (loss):
    Foreign currency translation adjustment            (37)       1,817
                                                   -------      -------

  Comprehensive income (loss):                    ($ 1,768)     $ 2,089
                                                   -------      -------
                                                   -------      -------
In thousands of dollars except per share statistics.  Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2002          2001
                                                     ----          ----
Cash flows from operating activities:
  Net earnings (loss)                             ($1,731)      $   272
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                 1,354         1,381
      Equity in earnings of affiliates               (147)         (200)
      Dividends received from affiliate                95             -
      Net change in working capital,
        excluding cash and debt, and other          2,571         4,491
                                                   ------        ------
                                                    2,142         5,944
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                      (703)         (339)
                                                   ------        ------
                                                     (703)         (339)
                                                   ------        ------
Cash flows from financing activities:
  Short Term Borrowing                                350             -
  Increase in notes payable, net                     (139)         (694)
  Treasury stock activity                               -             -
  Dividends paid                                     (491)         (491)
                                                   ------        ------
                                                     (280)       (1,185)
                                                   ------        ------

Effect of exchange rate changes on cash               211           223
                                                   ------        ------
  Net change in cash and cash equivalents           1,370         4,643

Cash and cash equivalents:
  Beginning of period                               7,313         5,961
                                                   ------        ------
  End of period                                   $ 8,683       $10,604
                                                   ------        ------
                                                   ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                     September 30,        June 30
                                          2002             2002
                                       ----------       ---------
Inventories:
   Finished parts                        $34,426         $35,485
   Work in process                         6,645           5,668
   Raw materials                           4,116           3,351
                                         -------         -------
                                         $45,187         $44,504
                                         -------         -------
                                         -------         -------

C.     Debt

At September 30, 2002, the Company had debt, excluding the short-term notes payable, consisting of $10 million borrowed under a $20 million revolving line of credit facility and $11.4 million of senior notes with a final maturity of June 2006. Both loan agreements require compliance with certain restrictive covenants including a specified ratio of earnings to fixed charges (fixed charge coverage ratio). Compliance is determined quarterly based on the trailing four quarters ending on each determination date. For the four quarters ending September 30, 2002, the Company was not in compliance with the fixed charge coverage ratio primarily due to operating losses incurred in the most recently completed quarter. The Company is currently in discussions with the senior note holder to obtain a waiver and amend future covenants. Until the waiver and amendment are obtained, the Company has reflected the entire $11.4 million as a current liability. The violation under the line of credit has been waived and a new facility is being negotiated to provide a $20 million, three-year revolving line of credit. An interim facility for up to $12 million with a final maturity of October 31, 2003 is in place pending completion of those negotiations.

D.     Contingencies

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

At September 30, 2002 the Company has accrued approximately $632,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

E.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                       September 30,            September 30,
                                           2002                      2001
                                       -------------            -------------
Manufacturing segment sales             $  30,464                 $  34,758
Distribution segment sales                 13,849                    14,135
Inter/Intra segment sales                  (7,792)                   (8,262)
                                        ---------                 ---------
Net sales                               $  36,521                 $  40,631
                                        ---------                 ---------
                                        ---------                 ---------

Manufacturing segment earnings          $  (2,477)                $     113
Distribution segment earnings                 455                     1,019
Inter/Intra segment loss                     (634)                     (617)
                                        ---------                 ---------
Earnings before income taxes
   and minority interest                $  (2,656)                $     515
                                        ---------                 ---------
                                        ---------                 ---------

Assets                                 September 30,               June 30,
                                           2002                      2002
                                       -------------             ------------
Manufacturing segment assets            $ 137,380                 $ 139,810
Distribution segment assets                28,978                    30,275
Corporate assets and elimination
  of inter-company assets                  (9,557)                  (12,805)
                                         --------                  --------
                                        $ 156,801                 $ 157,280
                                         --------                  --------
                                         --------                  --------

F. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of the beginning of the fiscal year. On review, it was determined that there were no asset retirement obligations or impairment of these assets and thus no losses were recorded in the first fiscal quarter or anticipated for the fiscal year.

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for the Company on July 1, 2002, however the adoption of this Statement did not have a significant impact on the Company's results of operations or its financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, accordingly management anticipates that the adoption of SFAS No. 146 will not have a significant effect on the Company's results of operations or its financial position.

Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS

Net revenues for the first fiscal quarter were 10 percent below year-ago levels due to weak market demand and supplier quality problems at the domestic manufacturing operation. As a result, the Company incurred a net loss of $1.7 million versus modest profit reported in last year's first fiscal quarter.
The primary reasons for the poor results - reduced sales volume and the additional manufacturing cost incurred - stem from the aforementioned quality issues, discussed in greater detail below.

The general weakness in global economic activity experienced in the last six months of fiscal 2002 continued into the first quarter of fiscal 2003. Almost all of our operations have been affected by the worldwide slowdown. The weakness in pleasure craft activity continues to be the largest single factor adversely affecting sales and that impact was felt most by our Belgian manufacturing operation. Sales from our domestic manufacturing plants dropped due primarily to non-conforming parts received from two of our key subcontract suppliers early in the period. Resolution of those problems resulted in reduced production efficiency and delayed shipments, primarily of marine and powershift transmission products. Sales of Arneson surface drives, for which demand has remained relatively stable, were slightly above those reported a year ago. On the other hand, shipments of industrial products and marine transmissions for commercial boats were well off the pace of the first quarter last year. With few exceptions, sales from our distribution subsidiaries throughout the world were lower than in the comparable period last year.

The reduction in profitability from last year's first quarter was traceable mainly to a decline in the gross margin. The supplier quality problem cited earlier added approximately $0.7 million of direct cost to the domestic manufacturing operation. At least as important, however, were the production hours lost and the disruption of workflows that were necessary to serve the critical delivery requirements of our customers. Claims against the vendors to recover some of the losses will be recorded as an offset when they are received, but the impact of that recovery is not expected to be significant in any one quarter. The flow of high-quality production parts has been restored, and we expect to reduce our past-due backlog and return to normal shipping schedules during the second fiscal quarter.

Marketing, engineering, and administrative (ME&A) expenses increased by six percent from last year's first fiscal quarter with the majority of the increase due to engineering development of the new marine transmission line. With slightly lower interest rates and debt dropping by about 25 percent from a year ago, interest expense continued to decline. The average income tax rate was lower than a year ago due to a greater proportion of domestic losses incurred versus overseas earnings, which are taxed at a higher rate.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of the beginning of the fiscal year. On review, it was determined that there were no asset retirement obligations or impairment of these assets and thus no losses were recorded in the first fiscal quarter or anticipated for the fiscal year.

Financial Condition, Liquidity and Capital Resources

Working capital and the current ratio closely approximated those of the previous quarter-end. Reduced sales volume was accompanied by a decline in accounts receivable of $2 million, which was about equal to the total net cash flows from operations. That cash flow provided for our financing and investing needs and an increase in the cash balance. The Company=s balance sheet is strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

At September 30, 2002, the Company had debt, excluding the short-term notes payable, consisting of $10 million borrowed under a $20 million revolving line of credit facility and $11.4 million of senior notes with a final maturity of June 2006. Both loan agreements require compliance with certain restrictive covenants including a specified ratio of earnings to fixed charges (fixed charge coverage ratio). Compliance is determined quarterly based on the trailing four quarters ending on each determination date. For the four quarters ending September 30, 2002, the Company was not in compliance with the fixed charge coverage ratio primarily due to operating losses incurred in the most recently completed quarter. The Company is currently in discussions with the senior note holder to obtain a waiver and amend future covenants. Until the waiver and amendment are obtained, the Company has reflected the entire $11.4 million as a current liability. The violation under the line of credit has been waived and a new facility is being negotiated to provide a $20 million, three-year revolving line of credit. An interim facility for up to $12 million with a final maturity of October 31, 2003 is in place pending completion of those negotiations.

The Company has obligations under non-cancellable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

Contractual Obligations   Total     Less than      1-3       4-5      After 5
                                      1 year      Years     Years      Years
Short-term debt         $ 1,998     $ 1,998
Current maturities on
   Long-term debt       $11,397     $11,397
Revolver borrowing      $10,000                   $10,000
Long-term debt          $    45                   $    45
Operating leases        $ 7,890     $ 2,605       $ 2,981   $ 1,152   $ 1,152
Total obligations       $31,330     $16,000       $13,026   $ 1,152   $ 1,152


                            New Accounting Releases

In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for the Company on July 1, 2002, however the adoption of this Statement did not have a significant impact on the Company's results of operations or its financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, accordingly management anticipates that the adoption of SFAS No. 146 will not have a significant effect on the Company's results of operations or its financial position.


Critical Accounting Policies

The preparation of this Quarterly Report requires management's judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Twin Disc's significant and critical accounting policies are described in Note A in the Notes to Consolidated Financial Statements and Management Discussion and Analysis, respectively, in the Annual Report for June 30, 2002. There have been no significant changes to those accounting policies subsequent to June 30, 2002.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

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

Interest rate risk - The Company=s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at the prime interest rate minus .5% or LIBOR plus 1%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 30, 2002 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $30,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company=s revenues in the three months ended September 30, 2002 and 2001 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders= equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2002 and 2001 was the Euro. At September 30, 2002 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $1,304,000 with a weighted average maturity of 28 days. The fair value of the Company=s contracts was approximately $0.0 million at September 30, 2002. At June 30, 2002 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,053,000 with a weighted average maturity of 40 days. The fair value of the Company=s contracts was approximately $0.2 million at June 30, 2002.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

As required by new Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, within the 90-day period prior to the filing of this report and under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report.

(b)  Changes in Internal Controls.

There were no significant changes in the Company's internal controls for financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of such evaluation. However, in connection with the new rules, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls. The Company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company's systems evolve with its business.

Part II.                         OTHER INFORMATION

Item 1.     Legal Proceedings.

Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 30, 2002, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated B The Accelerator 401(k) Savings Plan (the APlan@) the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. During the fiscal year ended June 30, 2002, 68 Plan participants allocated an aggregate of $81,000 toward this investment option. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, and, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2002, the Company filed a Form S-8 to register 100,000 shares of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

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

Item 6.      Exhibits and Reports on Form 8-K.

There were no reports on Form 8-K during the three months ended September 30, 2002.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


  November 14, 2002                       /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Vice President - Administration and
                                          Secretary

CERTIFICATIONS

I, Michael E. Batten, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Twin Disc, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                     /s/ MICHAEL E. BATTEN
                                            Michael E. Batten
                                            Chairman, Chief Executive Officer

CERTIFICATIONS

I, James O. Parrish, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Twin Disc, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                 /s/ JAMES O. PARRISH
                                         James O. Parrish
                                         Vice President   Finance, Treasurer,
                                         Chief Financial Officer