Form 10-Q
period 2002-12-31
TWIN DISC INC
filed 2003-02-14
CIK 100378

                        TWIN DISC, INCORPORATED

                    SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON
                                Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended December 31, 2002       Commission File Number  1-7635


                         TWIN DISC, INCORPORATED


         (Exact name of registrant as specified in its charter)

         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At December 31 2002, the registrant had 2,807,832 shares of its common stock outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                               December 31       June 30
                                                   2002            2002
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,628        $  7,313
      Trade accounts receivable, net               27,337          29,006
      Inventories, net                             45,554          44,504
      Deferred income taxes                         4,505           4,505
      Other                                         6,922           4,126
                                                 --------        --------
          Total current assets                     92,946          89,454

    Property, plant and equipment, net             29,310          29,549
    Investment in affiliate                         2,477           2,439
    Goodwill                                       12,453          12,311
    Deferred income taxes                          12,365          12,246
    Prepaid pension asset                           1,383           1,383
    Other assets                                    7,982           9,898
                                                 --------        --------
                                                 $158,916        $157,280
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  1,093        $  1,708
      Current maturities on long-term debt          2,857           2,857
      Accounts payable                             15,196          13,042
      Accrued liabilities                          24,695          22,312
                                                 --------        --------
          Total current liabilities                43,841          39,919

    Long-term debt                                 18,584          18,583
    Accrued retirement benefits                    41,862          39,797
                                                 --------        --------
                                                  104,287          98,299

    Minority Interest                                 471             472

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            81,723          87,524
      Accumulated other comprehensive loss        (21,737)        (23,187)
                                                 --------        --------
                                                   71,639          75,990
      Less treasury stock, at cost                 17,481          17,481
                                                 --------        --------
          Total shareholders' equity               54,158          58,509
                                                 --------        --------
                                                 $158,916        $157,280
                                                 --------        --------
                                                 --------        --------
The notes to consolidated financial statements are an integral part of this statement.  Amounts in thousands.

                            TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

<CAPTON>
                                    Three Months Ended       Six Months Ended
                                         December 31            December 31
                                      2002      2001         2002       2001
                                      ----      ----         ----       ----
Net sales                           $42,794   $43,986      $79,315    $84,617
Cost of goods sold                   36,114    34,024       66,705     66,109
                                    -------   -------      -------    -------
                                      6,680     9,962       12,610     18,508
Marketing, engineering and
  administrative expenses             8,971     8,698       17,290     16,546
Restructuring of operations           2,042      -           2,042        -
Interest expense                        325       444          633        932
Other(income)expense                    (64)       14         (105)      (291)
                                    -------   -------      -------    -------
                                     11,274     9,156       19,860     17,187
                                    -------   -------      -------    -------

(Loss) earnings before income taxes
  and minority interest              (4,594)      806       (7,250)     1,321
Income taxes                         (1,536)      372       (2,431)       592
                                    -------   -------      -------    -------
(Loss) earnings before minority
  interest                          (3,058)      434        (4,819)     729
Minority interest                      (29)      (11)       1      (34)
                              -------   -------      -------    -------
     Net (loss) earnings           ($ 3,087)  $   423     ($ 4,818)   $   695
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Dividends per share                 $ 0.175   $ 0.175      $  0.35    $  0.35

(Loss) earnings per share data:
  Basic (loss) earnings per share  ($  1.10)  $  0.15     ($  1.72)   $  0.25
  Diluted(loss)earnings per share  ($  1.10)  $  0.15     ($  1.72)   $  0.25

Shares outstanding data:
  Average shares outstanding          2,808     2,808        2,808      2,808
  Dilutive stock options                  -         -            -          -
                                    -------   -------      -------    -------
  Diluted shares outstanding          2,808     2,808        2,808      2,808
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------
Comprehensive income:
  Net (loss)earnings               ($ 3,087)  $   423     ($ 4,818)   $   695
  Foreign currency translation
    adjustment                        1,487      (935)       1,450        882
                                    -------   -------      -------    -------
  Comprehensive (loss) income      ($ 1,600) ($   512)    ($ 3,368)   $ 1,577
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Six Months Ended
                                                        December 31
                                                     2002          2001
                                                     ----          ----
Cash flows from operating activities:
  Net (loss) earnings                          ($4,818)      $   695
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                 2,774         2,802
      Equity in earnings of affiliate                (223)         (261)
      Dividends received from affiliate               185           180
     Minority interest                             (1)         34
     Restructuring of operations                 2,042          -
     Write-off of impaired asset                  773           -
      Net change in working capital,
        excluding cash and debt, and other          3,617         4,571
                                                   ------        ------
                                                    4,349         8,021
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (1,764)         (758)
   Proceeds from sales of fixed assets              -          19
                                                   ------        ------
                                                   (1,764)         (739)
                                                   ------        ------
Cash flows from financing activities:
  Decrease in notes payable, net                     (687)         (981)
  Dividends paid                                     (983)         (983)
                                                   ------        ------
                                                   (1,670)       (1,964)
                                                   ------        ------

Effect of exchange rate changes on cash               400           118
                                                   ------        ------
  Net change in cash and cash equivalents           1,315         5,436

Cash and cash equivalents:
  Beginning of period                               7,313         5,961
                                                   ------        ------
  End of period                                   $ 8,628       $11,397
                                                   ------        ------
                                                   ------        ------

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

B.     INVENTORY

       The major classes of inventories were as follows (in thousands):

                                      December 31,       June 30
                                          2002             2002
                                       ----------       ---------
Inventories:
   Finished parts                        $35,528         $35,485
   Work in process                         6,038           5,668
   Raw materials                           3,988           3,351
                                         -------         -------
                                         $45,554         $44,504
                                         -------         -------
                                         -------         -------

C.     DEBT

The Company was in violation of the fixed charge coverage ratio (earnings to fixed charges) under its revolving line of credit and senior notes facilities for the quarter ended September 30, 2002. The violation under the line of credit facility was waived and borrowings under this facility, approximating $10 million were classified as long term. The Company reflected the entire $11.4 million outstanding principal balance of the senior notes, with a final maturity of June 2006, as a current liability pending a waiver and subsequent amendment of this facility.

During the second fiscal quarter, the Company obtained a waiver from the senior note holder and negotiated an amendment to future covenants. As a result of the waiver and amendment, the Company has classified the senior notes with a maturity of greater than 1 year, approximately $8.5 million, as long-term debt. In addition, the Company finalized a new three-year, $20 million revolving line of credit facility which matures on October 31, 2005. In accordance with the loan agreement, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional "Add-On", between 1% and 2.75%, depending on the Company's Total Funded Debt to EBITDA ratio. As of December 31, 2002, the Company had $10 million outstanding under the facility, borrowed at LIBOR plus 2.75%. For the quarter ended December 31, 2002, the Company was in compliance with all of its financial covenants under both agreements.

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

At December 31, 2002 the Company has accrued approximately $632,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

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

The Following is a listing of the activity in the warranty reserve during the period ended December 31, 2002.

                                       Three Months Ended   Six Months Ended
                                       December 31, 2002    December 31, 2002

Reserve balance, beginning of period           $5,171,000         $5,294,000

Current period expense                          1,042,000          1,702,000

Payments or credits to customers                 (874,000)        (1,657,000)
Adjustment to preexisting warranties              206,000            206,000
                                                ---------          ---------
Reserve balance, end of period                 $5,545,000         $5,545,000
                                                =========          =========

F.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                         December 31            December 31

                                      2002      2001         2002       2001
                                      ----      ----         ----       ----
Manufacturing segment sales         $36,428   $38,358      $66,892    $73,116
Distribution segment sales           15,671    15,673       29,520     29,808
Inter/Intra segment sales            (9,305)  (10,045)     (17,097)   (18,307)
                                    -------   -------      -------    -------
Net sales                           $42,794   $43,986      $79,315    $84,617
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Manufacturing segment(loss)earnings $(4,516)  $   673      $(6,993)   $   786
Distribution segment earnings           710       717        1,165      1,736
Inter/Intra segment loss               (788)     (584)      (1,422)    (1,201)
                                     ------   -------      -------    -------
(Loss) earnings before income
   taxes and minority interest      $(4,594)  $   806      $(7,250)   $ 1,321
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------


Assets                                 December 31,                June 30,
                                           2002                      2002
                                       -------------            -------------
Manufacturing segment assets            $140,878                  $139,810
Distribution segment assets               30,276                    30,275
Corporate assets and elimination
  of inter-company assets                (12,238)                  (12,805)
                                        --------                  --------
                                        $158,916                  $157,280
                                        --------                  --------
                                        --------                  --------

G.   RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of the beginning of the fiscal year. The adoption of these Statements did not have a significant impact on the Company's results of operations or its financial position.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," related to accounting for debt extinguishments, leases, and intangible assets of motor carriers. The provisions of SFAS No. 145 are effective for the Company on July 1, 2002, however the adoption of this Statement did not have a significant impact on the Company's results of operations or its financial position.


In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, accordingly management will apply the provisions of SFAS No. 146 to costs incurred in conjunction with exit or disposal activities occurring in subsequent periods. The adoption of this Statement will not affect the accounting for costs previously recorded for exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for entities with a fiscal year ending after December 15, 2002. The new disclosure provisions for interim financial information will first be effective for the quarter ending March 31, 2003. The adoption of this Statement will not have a significant impact on the Company's results of operations or its financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34)." FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies," relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The adoption of the disclosure provisions of this Interpretation did not have a significant impact on the Company disclosures for the second quarter and the adoption of the accounting provisions of this Interpretation are not expected to have a significant impact on the Company's results of operations or its financial position.


H.   RESTRUCTURING OF OPERATIONS

During the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $2.0 million in connection with the reduction of its workforce. These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. The charge consists of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees. No cash payments of these charges were made as of December 31, 2002 leaving the entire $2.0 million in the reserve as of December 31, 2002.

I.   IMPAIRMENT OF LONG-LIVED ASSET

A review of long-lived assets revealed a permanent impairment in the value of a license agreement to manufacture and distribute certain products. It was determined that these assets should be subjected to FAS 144 impairment tests due to current period operating and cash flow losses generated on products sold under the agreement in conjunction with recent projections that these losses will continue. The fair value of assets being held for use was determined based on discounted cash flows generated from the use of the asset using a discount rate reflecting the Company's average cost of funds, plus salvage value. It was determined that the carrying value of the license exceeded the fair value and a charge of $0.8 million was recorded during the quarter ended December 31, 2002 to write-down this asset to its fair value. This charge was classified as a component of cost of sales pertaining to the Company's Manufacturing segment.

Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes.

Net revenues for the second fiscal quarter were 3 percent below year-ago levels due to weak market demand, offset by the net favorable impact of a weaker dollar on the revenues of our overseas operations. The company incurred a net loss in the quarter of $3.1 million versus a profit of $0.4 million in the same quarter last year. The net loss in the quarter includes restructuring and SFAS 144 impairment charges totaling $1.7 million after-taxes. These charges are discussed in greater detail below. In addition to these charges, the results for the quarter were negatively impacted by continued weaker than expected market recovery and an unfavorable product mix.

The general weakness in global economic activity experienced in the last six months of fiscal 2002 continued into the second quarter of fiscal 2003.
Almost all of our operations have been affected by the worldwide slowdown.
The weakness in pleasure craft activity continues to be the largest single factor adversely affecting sales and that impact was felt most by our Belgian manufacturing operation. Entering the second fiscal quarter, the disruption of production flow, consequent to vendor-supplied off-spec parts in the fiscal year's opening months, was normalized and we were shipping according to the original schedule by quarter's end. Sales of Arneson surface drives, for which demand has remained relatively stable, continued to outpace year-ago levels. Shipments of industrial products and marine transmissions for commercial boats were well off the pace of the second quarter last year. As a whole, sales from our distribution subsidiaries throughout the world were slightly lower than in the comparable period last year.

Consistent with continuing cost reduction efforts, Twin Disc implemented severance and voluntary separation programs during the second fiscal quarter to align the workforce with market conditions. The after tax impact of this action was to reduce net income for the quarter by $1.2 million. Combined with the SFAS 144 impairment charge recorded in the quarter, non-recurring items totaled $1.7 million after taxes. This represents approximately half of the deterioration in net income versus the second quarter last year. Profitability was also hindered by adverse product mix in addition to generally lower sales volume levels.

Marketing, engineering, and administrative (ME&A) expenses increased by three percent from last year's second fiscal quarter with the majority of the increase due to engineering development of the new marine transmission line. With slightly lower interest rates and debt dropping by about 25 percent from a year ago, interest expense continued to decline. The average income tax rate was lower than a year ago due to a greater proportion of domestic losses incurred versus overseas earnings, which are taxed at a higher rate.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets as of the beginning of the fiscal year. The adoption of these Statements did not have a significant impact on the Company's results of operations or its financial position.

Financial Condition, Liquidity and Capital Resources

Working capital improved by over $8 million versus the end of the first fiscal quarter. This is primarily due to the reclassification of a portion of the Company's senior notes from current to long-term, offset by an increase in accrued liabilities primarily driven by the restructuring costs incurred in the quarter. This reclassification of debt is discussed in greater detail below. The current ratio closely approximated those of the previous year-end and the same fiscal quarter last year. Increased sales volume in the quarter was accompanied by an increase in accounts receivable of $0.4 million. Net cash flows from operations were $4.3 million for the first six months, and $2.2 million for the second fiscal quarter. That cash flow provided for our financing and investing needs. Our cash balance at the end of the quarter was relatively flat to the previous quarter end. The Company's balance sheet remains strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

The Company was in violation of the fixed charge coverage ratio (earnings to fixed charges) under its revolving line of credit and senior notes facilities for the quarter ended September 30, 2002. The violation under the line of credit facility was waived and borrowings under this facility, approximating $10 million were classified as long term. The Company reflected the entire $11.4 million outstanding principal balance of the senior notes, with a final maturity of June 2006, as a current liability pending a waiver and subsequent amendment of this facility.

During the second fiscal quarter, the Company obtained a waiver from the senior note holder and negotiated an amendment to future covenants. As a result of the waiver and amendment, the Company has classified the senior notes with a maturity of greater than 1 year, approximately $8.5 million, as long-term debt. In addition, the Company finalized a new three-year, $20 million revolving line of credit facility which matures on October 31, 2005. In accordance with the loan agreement, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional "Add-On", between 1% and 2.75%, depending on the Company's Total Funded Debt to EBITDA ratio. As of December 31, 2002, the Company had $10 million outstanding under the facility, borrowed at LIBOR plus 2.75%. For the quarter ended December 31, 2002, the Company was in compliance with all of its financial covenants under both agreements.

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

Contractual Obligations   Total     Less than      1-3        4-5     After 5
                                      1 year      Years      Years     Years

Short-term debt          $ 1,093     $ 1,093
Revolver borrowing       $10,000                 $10,000
Long-term debt           $11,441     $ 2,857     $ 5,727    $2,857
Operating leases         $ 7,890     $ 2,605     $ 2,981    $1,152    $1,152
Total obligations        $30,424     $ 6,555     $18,708    $4,009    $1,152

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, accordingly management will apply the provisions of SFAS No. 146 to costs incurred in conjunction with exit or disposal activities occurring in subsequent periods. The adoption of this Statement will not affect the accounting for costs previously recorded for exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for entities with a fiscal year ending after December 15, 2002. The new disclosure provisions for interim financial information will first be effective for the quarter ending March 31, 2003. The adoption of this Statement will not have a significant impact on the Company's results of operations or its financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34)." FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies," relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The adoption of the disclosure provisions of this Interpretation did not have a significant impact on the Company disclosures for the second quarter and the adoption of the accounting provisions of this Interpretation are not expected to have a significant impact on the Company's results of operations or its financial position.



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

Twin Disc's significant accounting policies are described in Note A in the Notes to Consolidated Financial Statements in the Annual Report for June 30, 2002. There have been no significant changes to those accounting policies subsequent to June 30, 2002 other than the required adoption of SFAS No. 143 and No. 144.



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

Interest rate risk - The Company=s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at LIBOR plus 2.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 31, 2002 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $40,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company=s revenues in the six months ended December 31, 2002 and 2001 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders= equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2003 and 2002 was the Euro. At December 31, 2002 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $1,063,000 with a weighted average maturity of 26 days. The fair value of the Company=s contracts was approximately $38,000 at December 31, 2002. At June 30, 2002 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,053,000 with a weighted average maturity of 40 days. The fair value of the Company=s contracts was approximately $230,000 at June 30, 2002.

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

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the six months ended December 31, 2002, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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

Item 5.     Other Information.

At the Annual Meeting of Shareholders held October 18, 2002, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1.   Election of Directors:

      a)  To serve until Annual Meeting in 2005:

        Michael E. Batten     For:  2,507,598    Authority withheld:  12,447
        David L. Swift        For:  2,497,894    Authority withheld:  22,151
        David R. Zimmer       For:  2,499,894    Authority withheld:  20,228

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

There were no reports on Form 8-K during the six months ended December 31, 2002.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


     February 14, 2003                    /S/      FRED H. TIMM
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

Date: February 14, 2003                     /s/ MICHAEL E. BATTEN
                                            Michael E. Batten
                                            Chairman, Chief Executive Officer

CERTIFICATIONS

I, Christopher J. Eperjesy, certify that:

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

Date:  February 14, 2003                 /s/ CHRISTOPHER J. EPERJESY
                                         Christopher J. Eperjesy
                                         Vice President - Finance, Treasurer,
                                         Chief Financial Officer