Form 10-Q
period 2003-03-31
TWIN DISC INC
filed 2003-05-14
CIK 100378

                         TWIN DISC, INCORPORATED

                    SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON
                                Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 2003          Commission File Number  1-7635


                         TWIN DISC, INCORPORATED


         (Exact name of registrant as specified in its charter)

         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At March 31 2003, the registrant had 2,797,832 shares of its common stock outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                 March 31        June 30
                                                   2003            2002
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  4,851        $  7,313
      Trade accounts receivable, net               31,853          29,006
      Inventories, net                             47,737          44,504
      Deferred income taxes                         4,505           4,505
      Other                                         6,936           4,126
                                                 --------        --------
          Total current assets                     95,882          89,454

    Property, plant and equipment, net             29,371          29,549
    Investment in affiliate                         2,524           2,439
    Goodwill                                       12,651          12,311
    Deferred income taxes                          12,306          12,246
    Prepaid pension asset                           1,383           1,383
    Other assets                                    7,947           9,898
                                                 --------        --------
                                                 $162,064        $157,280
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  1,904        $  1,708
      Current maturities on long-term debt          2,857           2,857
      Accounts payable                             17,863          13,042
      Accrued liabilities                          24,143          22,312
                                                 --------        --------
          Total current liabilities                46,767          39,919

    Long-term debt                                 16,579          18,583
    Accrued retirement benefits                    42,402          39,797
                                                 --------        --------
                                                  105,748          98,299

    Minority Interest                                 479             472

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            81,741          87,524
      Accumulated other comprehensive loss        (19,962)        (23,187)
                                                 --------        --------
                                                   73,432          75,990
      Less treasury stock, at cost                 17,595          17,481
                                                 --------        --------
          Total shareholders' equity               55,837          58,509
                                                 --------        --------
                                                 $162,064        $157,280
                                                 --------        --------
                                                 --------        --------
T notes to condensed consolidated financial statements are an integral part of this statement.  Amounts in thousands.

                            TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                         March 31               March 31
                                      2003      2002         2003       2002
                                      ----      ----         ----       ----
Net sales                           $47,177   $41,928     $126,491   $126,545
Cost of goods sold                   36,752    32,314      103,457     98,423
                                    -------   -------      -------    -------
                                     10,425     9,614       23,034     28,122
Marketing, engineering and
  administrative expenses             9,041     9,238       26,331     25,784
Restructuring of operations               -      -           2,042        -
Interest expense                        350       423          983      1,355
Other income, net                      (133)     (588)        (238)      (879)
                                    -------   -------      -------    -------
                                      9,258     9,073       29,118     26,260
                                    -------   -------      -------    -------

Earnings (loss) before income taxes
  and minority interest               1,167       541       (6,084)     1,862
Income taxes                            653       546       (1,779)     1,150
                                    -------   -------      -------    -------
Earnings (loss) before minority
  interest                             514        (5)  (4,305)     712
Minority interest, net of
  income taxes                     (5)      (32)      (4)       (54)
                              -------   -------      -------    -------
     Net earnings (loss)            $   509  ($    37)   ($  4,309)   $   658
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Dividends per share                 $ 0.175   $ 0.175     $  0.525    $ 0.525

Earnings (loss) per share data:
  Basic earnings (loss) per share   $  0.18  ($  0.01)   ( $  1.54)   $  0.23
  Diluted earnings(loss)per share   $  0.18  ($  0.01)   ( $  1.54)   $  0.23

Shares outstanding data:
  Average shares outstanding          2,806     2,808        2,807      2,808
  Dilutive stock options                  -         -            -          -
                                    -------   -------      -------    -------
  Diluted shares outstanding          2,806     2,808        2,807      2,808
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------
Comprehensive income:
  Net earnings (loss)               $   509  ($    37)    ($ 4,309)   $   658
  Foreign currency translation
    adjustment                        1,775      (546)       3,225        336
                                    -------   -------      -------    -------
  Comprehensive income (loss)       $ 2,284  ($   583)    ($ 1,084)   $   994
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to condensed consolidated financial statements are an integral part of this statement.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Nine Months Ended
                                                          March 31
                                                     2003          2002
                                                     ----          ----
Cash flows from operating activities:
  Net (loss) earnings                          ($4,309)      $   658
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                 4,191         4,230
      Equity in earnings of affiliate                (270)         (385)
      Dividends received from affiliate               185           267
     Minority interest                              4          54
     Restructuring of operations                 1,463          -
     Write-off of impaired asset                  773           -
      Net change in working capital,
        excluding cash and debt, and other          1,330         4,726
                                                   ------        ------
                                                    3,367         9,550
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (2,765)       (1,192)
   Proceeds from sales of fixed assets             37          30
                                                   ------        ------
                                                   (2,728)       (1,162)
                                                   ------        ------
Cash flows from financing activities:
  Decrease in notes payable, net                   (2,056)       (3,446)
  Acquisition of treasury stock                   (114)            -
  Dividends paid                                   (1,474)       (1,474)
                                                   ------        ------
                                                   (3,644)       (4,920)
                                                   ------        ------

Effect of exchange rate changes on cash               543           (83)
                                                   ------        ------
  Net change in cash and cash equivalents          (2,462)        3,385

Cash and cash equivalents:
  Beginning of period                               7,313         5,961
                                                   ------        ------
  End of period                                   $ 4,851       $ 9,346
                                                   ------        ------
                                                   ------        ------

The notes to condensed consolidated financial statements are an integral part of this statement. Amounts in thousands.

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

B.     INVENTORY

The major classes of inventories were as follows (in thousands):

                                        March 31,        June 30
                                          2003             2002
                                       ----------       ---------
Inventories:
   Finished parts                        $35,562         $35,485
   Work in process                         7,908           5,668
   Raw materials                           4,267           3,351
                                         -------         -------
                                         $47,737         $44,504
                                         -------         -------
                                         -------         -------

C.     DEBT

During the second fiscal quarter, the Company finalized a new three-year, $20 million revolving line of credit facility which matures on October 31, 2005. In accordance with the loan agreement, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional "Add-On", between 1% and 2.75%, depending on the Company's Total Funded Debt to EBITDA ratio. As of March 31, 2003, the Company had $8 million outstanding under the facility, borrowed at LIBOR plus 2.75%. For the quarter ended March 31, 2003, the Company was in compliance with all of its financial covenants under both the revolving line of credit and senior note facilities.

D.     CONTINGENCIES

The Company is involved in various stages of investigation relative to hazardous waste sites, one of which is on the United States EPA National Priorities List (Superfund sites). The Company's assigned responsibility at the Superfund site is less than 3%. The Company's involvement in a second Superfund site was settled during the third quarter for an amount less than had been previously reserved. The excess reserve of $100,000 was reversed against cost of sales.

The Company has also been requested to provide administrative information related to two other potential Superfund sites but has not yet been identified as a potentially responsible party. Additionally, the Company is subject to certain product liability matters in the normal course of business.

At March 31, 2003 the Company has accrued approximately $340,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

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

The following is a listing of the activity in the warranty reserve during the period ended March 31, 2003.

                                 Three Months Ended   Nine Months Ended
                                   March 31, 2003      March 31, 2003

Reserve balance, beginning of period         $5,545,000           $5,294,000

Current period expense                        1,025,000           2,727,000

Payments or credits to customers               (927,000)          (2,584,000)
Adjustment to preexisting warranties                 -         206,000
                                        ---------       ---------
Reserve balance, end of period               $5,643,000           $5,643,000
                                        =========       =========

F.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                    Three Months Ended      Nine Months Ended
                                         March 31               March 31

                                      2003      2002         2003       2002
                                      ----      ----         ----       ----
Manufacturing segment sales         $40,804   $37,535     $107,696   $110,651
Distribution segment sales           16,228    14,167       45,748     43,975
Inter/Intra segment sales            (9,855)   (9,774)     (26,953)   (28,081)
                                    -------   -------      -------    -------
Net sales                           $47,177   $41,928     $126,491   $126,545
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------

Manufacturing segment earnings(loss)$ 1,072   $   328     $ (5,921)   $ 1,114
Distribution segment earnings           777     1,006        1,939      2,776
Inter/Intra segment loss               (682)     (793)      (2,102)    (2,028)
                                     ------   -------      -------    -------
Earnings (loss) before income
   taxes and minority interest      $ 1,167   $   541     $ (6,084)   $ 1,862
                                    -------   -------      -------    -------
                                    -------   -------      -------    -------


Assets                                   March 31,                 June 30,
                                           2002                      2002
                                       -------------            -------------
Manufacturing segment assets            $143,437                  $139,810
Distribution segment assets               31,942                    30,275
Corporate assets and elimination
  of inter-company assets                (13,315)                  (12,805)
                                        --------                  --------
                                        $162,064                  $157,280
                                        --------                  --------
                                        --------                  --------

G. STOCK OPTION PLANS

The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the condensed consolidated statements of operations. During the third quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                             Three Months Ended       Nine Months Ended
                                  March 31,          March 31,
                                  ------------------      -----------------
                               2003         2002       2003     2002

                                    ----      ----          ----      ----
Net earnings (loss)
     As reported                 $   509   ($    37)     ($ 4,309)  $   658
     Pro forma                      509  (     37)     (  4,383) 554

Basic earnings (loss) per share
      As reported                $  0.18      ($  0.01)     ($  1.54)  $  0.23
      Pro forma                    0.18  (   0.01)        (   1.56)     0.20

Diluted earnings (loss) per share
      As reported                $  0.18   ($  0.01)     ($  1.54)  $  0.23
      Pro forma                         0.18  (   0.01)        (  1.56)     0.20

H.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for entities with a fiscal year ending after December 15, 2002. The new disclosure provisions for interim financial information are first effective for the quarter ending March 31, 2003. The adoption of this Statement will not have a significant impact on the Company's results of operations or its financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34)." FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies," relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The adoption of the disclosure provisions of this Interpretation did not have a significant impact on the Company disclosures for the second and third quarters and the adoption of the accounting provisions of this Interpretation are not expected to have a significant impact on the Company's results of operations or its financial position.

I.   RESTRUCTURING OF OPERATIONS

During the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $2.0 million in connection with the reduction of its workforce. These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. The charge consists of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees. During the first nine months of 2003 the Company made cash payments of $0.5 million and has a remaining balance in accrued liabilities of $1.5 million as of March 31, 2003.

J.   IMPAIRMENT OF LONG-LIVED ASSET

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

Net revenues for the third fiscal quarter were 12.5% percent above year-ago levels primarily driven by higher marine sales at our European and Asian-Pacific operations, continued growth in our propulsion business as well as the favorable impact of a weaker dollar on the revenues of our overseas operations. Net earnings for the quarter were $0.5 million versus a slight loss in the same quarter of last year. This improvement was primarily driven by higher sales volume offset by an unfavorable impact due to product mix. For the first nine months of the year, revenues were flat to year ago levels. However, the revenues of our foreign operations reflect the favorable impact of a weaker dollar versus last year. The net loss for the first nine months of this year was $4.3 million, which includes restructuring and SFAS 144 impairment charges of $1.7 million, net of income taxes, in the second quarter, versus a net profit of $0.7 million for the same period last year.

While the Company continued to experience softness in many of its global markets, sales at our foreign operations were stronger than for the same period last year. Sales of our marine and propulsion products were particularly strong in comparison to the third fiscal quarter of last year. Domestically, continued softness in our industrial and non-marine transmission products was somewhat offset by favorable year-over-year growth in our propulsion business, driven by sales of Arneson surface drives.
Shipments of industrial products and marine transmissions for commercial boats continue to be off the pace of last year. As a whole, sales from our distribution subsidiaries throughout the world were $2 million higher than in the comparable period last year, partially driven by the favorable impact of a weaker dollar.

Gross income as a percentage of sales in the third fiscal quarter of 22.1% was slightly lower than the same period last year, but a significant improvement over the 15.6% reported in the second fiscal quarter of this year. The improvement versus the second fiscal quarter is due primarily to a favorable mix impact of increased industrial and propulsion product sales in the current quarter as well as the overall impact of higher sales volume on fixed manufacturing cost absorption. In addition, cost of goods sold in the second fiscal quarter included a non-cash pre-tax charge of $0.8 million related to the impairment of a license agreement, which had an impact of reducing gross income as a percentage of sales by almost 2% in the second fiscal quarter.

Marketing, engineering, and administrative (ME&A) expenses decreased by over two percent from last year's third fiscal quarter. Continued decreases in administrative expenses have been somewhat offset by increases in engineering-related expenses related to ongoing projects as well as the unfavorable exchange rate impact of a weakening dollar on our overseas operations. Year-to-date ME&A expenses are approximately 2% higher than last year due primarily to the previously mentioned impact of a weakening dollar and higher engineering expenses offset by lower administrative expenses. Interest expense for the quarter was 17% below the same quarter last year due primarily to lower borrowings. The average income tax rate was lower than a year ago due to a greater proportion of domestic losses incurred versus overseas earnings, which are taxed at a higher rate.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" as of the beginning of the fiscal year. The adoption of these Statements did not have a significant impact on the Company's results of operations or its financial position.

Financial Condition, Liquidity and Capital Resources

As of March 31, 2003, the Company had net working capital of $49.1 million, which remained unchanged from the end of the second quarter and represents a slight decrease from a net working capital of $49.5 million as of June 30, 2002. Net cash flows from operations were $3.4 million for the nine months ending March 31, 2003, and a net cash usage of $1.0 million was experienced during the third fiscal quarter. The main drivers of this change were increased inventories as we prepare for anticipated sales volumes in the fourth quarter and first half of the next fiscal year, increased account receivables due to the higher sales volume experienced in the quarter, offset partially by higher trade accounts payable. Net acquisitions of fixed assets for the quarter totaled $1.0 million as we continue to make necessary capital investments, bringing the year-to-date total to $2.8 million versus $1.1 million for the same period last year. The Company used excess cash to continue to pay down the balance on its revolver, which had outstanding balances of $8 million and $10 million as of March 31, 2003 and December 31, 2002, respectively. The impact of the above cash flows was a net decrease of $3.8 million in cash during the quarter. The Company's balance sheet remains strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

In March 2003, the Company repurchased 10,000 shares of common stock at $11.35 per share for its treasury at a cost of $113,500. The Company currently has 141,000 shares remaining to be purchased under its previously approved stock repurchase authorization. Management believes repurchasing Company stock back at a substantial discount to book value should benefit our shareholders by increasing both earnings and book value on a per-share basis.

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):
       ]
Contractual Obligations   Total     Less than      1-3        4-5     After 5
                                      1 year      Years      Years     Years
Short-term debt          $ 1,094     $ 1,094
Revolver borrowing       $ 8,000                 $ 8,000
Long-term debt           $11,436     $ 2,857     $ 5,722    $2,857
Operating leases         $ 7,890     $ 2,605     $ 2,981    $1,152    $1,152
Total obligations        $29,230     $ 7,366     $16,703    $4,009    $1,152

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for entities with a fiscal year ending after December 15, 2002. The new disclosure provisions for interim financial information were effective for the quarter ending March 31, 2003. The adoption of this Statement did not have a significant impact on the Company's results of operations or its financial position.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34)." FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies," relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The adoption of the disclosure provisions of this Interpretation did not have a significant impact on the Company disclosures for the second and third quarters and the adoption of the accounting provisions of this Interpretation are not expected to have a significant impact on the Company's results of operations or its financial position.


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

Interest rate risk - The Company=s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at LIBOR plus 2.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 31, 2003 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $33,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company=s revenues in the nine months ended March 31, 2003 and 2002 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in Euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders= equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

Derivative Financial Instruments - The Company has written policies and procedures that place all financial instruments under the direction of the Company's corporate treasury and restrict derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2003 and 2002 was the Euro. At March 31, 2003 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,916,000 with a weighted average maturity of 48 days. The fair value of the Company=s contracts was approximately $40,000 at March 31, 2003. At June 30, 2002 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,053,000 with a weighted average maturity of 40 days. The fair value of the Company=s contracts was approximately $230,000 at June 30, 2002.

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

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the nine months ended March 31, 2003, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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

There were no reports on Form 8-K during the nine months ended March 31, 2003.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


       May 14, 2003                       /S/      FRED H. TIMM
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

Date: May 14, 2003                         /s/ MICHAEL E. BATTEN
                                            Michael E. Batten
                                            Chairman, Chief Executive Officer

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

Date:  May 14, 2003                      /s/ CHRISTOPHER J. EPERJESY
                                         Christopher J. Eperjesy
                                         Vice President - Finance, Treasurer,
                                         Chief Financial Officer