Form 10-K
period 2003-06-30
TWIN DISC INC
filed 2003-09-19
CIK 100378

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549
                         -----------------------
                                FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                ---------------------------------------------
                  For the Fiscal Year Ended June 30, 2003
                       Commission File Number 1-7635


                            TWIN DISC, INCORPORATED
--------------------------------------------------------------------------------

           (Exact Name of Registrant as Specified in its Charter)

           Wisconsin                                     39-0667110
------------------------------------           ---------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                    Identification Number)

1328 Racine Street, Racine, Wisconsin                      53403
-------------------------------------          ---------------------------------
(Address of Principal Executive Office)                  (Zip Code)

Registrant's Telephone Number, including area code:      (262) 638-4000

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered:
Common stock, no par value                      New York Stock Exchange
--------------------------            ------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, no par value
--------------------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At August 29, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was $46,453,235. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 29, 2003, the registrant had 2,806,842 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The incorporated portions of such documents being specifically identified in the applicable Items of this Report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2003 are incorporated by reference into Part III.

PART I

Item 1. Business

Twin Disc was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells heavy duty off-highway power transmission equipment. Products offered include: marine transmissions and surface drives; power-shift transmissions; power take-offs and reduction gears; industrial clutches; and control systems. The Company sells its products to customers primarily in the marine, industrial equipment, government, energy and natural resources and agricultural markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. There have been no significant changes in products or markets since the beginning of the fiscal year. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Primary competitive factors for the Company's products are performance, price, service and availability. Ten customers accounted for approximately 44% of the Company's consolidated net sales during the year ended June 30, 2003. Sewart Supply, Inc., an independent distributor of Twin Disc products, accounted for approximately 11% of consolidated net sales in 2003.

Unfilled open orders for the next six months of $30,593,000 at June 30, 2003 compares to $31,484,000 at June 30, 2002. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,220,000, $1,887,000 and $1,929,000 in 2003, 2002 and 2001, respectively. Total engineering and development costs were $7,190,000, $6,718,000 and $5,791,000 in 2003, 2002 and 2001, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2003 was 832.

A summary of financial data by segment and geographic area for the years ended June 30, 2003, 2002 and 2001 appears in Note L to the consolidated financial statements on pages 25 through 27 of this form.

On April 2, 2001, the Company entered into a Joint Venture Agreement with Niigata Engineering Co. LTD., Japan to form NICO Transmissions Co., Inc. (NTC). NTC is an engineering and marketing company supporting the Company's expanding global marine product line as well as a distribution company for Niigata's family of transmission products. Pursuant to the terms of the Joint Venture Agreement, the Company contributed $0.7 million in exchange for a controlling 66% ownership interest in NTC and Niigata contributed $0.3 million for a 34% ownership interest. Effective April 1, 2003, Niigata Engineering Co. LTD's ownership interest was transferred to Hitachi Nico Transmission Co. LTD. and NTC was renamed Twin Disc Nico Co. LTD (TDN). TDN contributed $13.7 million and $12.2 million in net sales and $0.0 million and $0.3 million in net earnings to the Company in 2003 and 2002, respectively. See Item 8 and Note F to the consolidated financial statements.

Item 2. Properties

The Company owns manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A. and one in Nivelles, Belgium. The aggregate floor space of these three plants approximates 677,000 square feet. One of the Racine facilities includes office space which is the location of the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in Decima, Italy.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2003.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 2003.

     Name                 Principal Occupation Last Five Years             Age
------------------        ----------------------------------------       ------
Michael E. Batten         Chairman, Chief Executive Officer since 1983      63

Michael H. Joyce          President - Chief Operating Officer since 1995    62

James E. Feiertag         Executive Vice President since October 2001:      46
                          formerly Vice President - Manufacturing since
                          November 2000; formerly Vice President of
                          Manufacturing for the Drives and Systems Group,
                          Rockwell Automation Group since 1999; formerly
                          Director of Manufacturing for the Drives Group,
                          Rockwell Automation Group

Christopher J. Eperjesy   Vice President - Finance and Treasurer            35
                          since November 2002: formerly Divisional Vice
                          President - Financial Planning & Analysis,
                          Kmart Corporation since 2001; formerly Senior
                          Manager - Corporate Finance, Daimler Chrysler
                          AG since 1999, formerly Senior Financial
                          Analyst - Corporate Finance Group, Daimler
                          Chrysler AG since 1997
 Lance J. Melik            Vice President and General Manager -              60
                          Transmission And Industrial Products
                          since October 2001; formerly Vice President -
                          Transmission and Industrial Products since
                          1999 and Vice President - Corporate Development
                          since September 1995

Henri Claude Fabry        Vice President - Global Distribution since         57
                          October 2001; formerly Vice President Marine
                          and Distribution since 1999; formerly Director
                          of Marketing and Sales, Twin Disc International
                          S.A. since February 1997
 Fred H. Timm              Vice President - Administration and Secretary     57
                          since October 2001, formerly Corporate Controller
                          And Secretary since 1995

 John H. Batten            Vice President and General Manager - Marine       38
                          and Propulsion since October 2001; formerly
                          Commercial Manager - Marine and Propulsion
                          since 1998, formerly Application Engineer
                          since 1997

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the New York Stock Exchange under the symbol TDI. The price information below represents the high and low sales prices for each period:
     Fiscal Year Ended June 30, 2003           Fiscal Year Ended June 30, 2002
                      High      Low                             High     Low
     First Quarter    15.14     12.90          First Quarter    16.20    14.16
     Second Quarter   13.25     11.90          Second Quarter   14.55    12.25
     Third Quarter    13.35      9.90          Third Quarter    16.75    14.00
     Fourth Quarter   14.35     10.70          Fourth Quarter   16.95    14.00

Quarterly dividends of $0.175 per share were declared and paid for each of the quarters above. As of June 30, 2003 there were 955 shareholder accounts. The sales price of Twin Disc common stock as of August 29, 2003 was 16.55.

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

Item 6. Selected Financial Data

Financial Highlights
(dollars in thousands, except per share amounts and shares outstanding)
                                         For the years ended June 30,
Statement of Operations Data:  2003      2002      2001      2000      1999
Net sales                      $179,591  $179,385  $180,786  $177,987  $168,142
Net earnings (loss)              (2,368)    2,058     6,169     3,773    (1,018)
Basic earnings (loss) per share    (.84)     .732      .201       .34      (.36)
Diluted earnings (loss) per share  (.84)     .732      .201       .34      (.36)
Dividends per share                 .70       .70       .70       .70      .805

Balance Sheet Data (at end of period):
Total assets                   $170,358  $157,280  $156,734  $174,190  $176,900
Total long-term debt             16,584    18,583    23,404    31,524    17,112

 During the third quarter of 2001, the Company sold its investment in Niigata Converter Company, Ltd., resulting in a net gain of $2,288,000 or $.81 per share. See Note D to the consolidated financial statements.

On April 2, 2001, the Company entered into a Joint Venture Agreement with
Niigata Engineering Co. LTD., Japan to form NICO Transmissions Co., Inc.
which subsequently changed to Twin Disc Nico Co. LTD. (TDN).  TDN's balance sheet and statement of operations as of and for the years ended March 31, 2003 and 2002 are consolidated with the Company's balance sheet and statement of operations as of and for the years ended June 30, 2003 and 2002.  TDN contributed the following for the years ended June 30 (dollars in thousands, except per share amounts):
                                                       2003            2002
                                                  ------------     ------------
Net sales                                           $13,708          $12,217
Net earnings                                             23              263
Basic and diluted earnings per share                    .01              .09
Total assets                                          6,076            6,169
Total long-term obligations                               0                0

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

Results of Operations
  (In thousands, except per share data) 2003     %    2002     %     2001      %
Net sales                           $179,591      $179,385        $180,786
Cost of goods sold                   144,575       139,146         137,091
                                     -------       -------         -------
    Gross profit                      35,016 19.5%  40,239  22.4%   43,695 24.2%
Marketing, engineering
  and administrative expenses         34,790 19.4%  34,638  19.3%   31,716 17.5%
Restructuring of operations            2,042  1.1%       -   0.0%    1,453  0.8%
    (Loss) earnings from operations   (1,816)(1.0)%  5,601   3.1%   10,526  5.8%

Net Sales, New Orders and Backlog

Net sales for the last three fiscal years have been relatively flat, increasing by less than one percent in 2003 and declining by less than one percent between 2001 and 2002. However, as a result of the strong Euro and Asian currencies versus the dollar, foreign currency exchange had a net favorable impact on sales of over $11 million in fiscal 2003, compared to fiscal 2002.

Our domestic operations experienced a decline in sales in all market segments except for Propulsion, which had a very strong year, in fiscal 2003. After adjusting for the impact of foreign exchange rate changes, sales for overseas operations were slightly higher in fiscal 2003. Overall, the Company's three major markets, marine, transmission and industrial products, all continued to be impacted by global economic conditions. However, the second half of the current fiscal year saw significant contributions from new-product introductions, such as our high-performance QuickShift(tm) marine transmissions and the 8500 series transmissions for oilfield applications, which supplemented improving core business strength. Our continuing ability to compete successfully for defense applications was underscored by the $14.8 million contract for transmission systems announced in June, augmenting recently awarded U.S. defense contracts for other land-based transmissions. Sales from this contract will first be realized in fiscal year 2004.

For fiscal 2003, the Company's wholly owned distribution companies posted a 9% improvement in sales, of which 6% can be attributed to the favorable impact of exchange rate fluctuations versus fiscal 2002. In particular, we saw strong sales for Arneson Surface Drives and the Italian Luxury Yacht industry weathered the pleasure craft downturn better than any other segment. Our distribution offices in Italy and the Pacific Rim continued to show strength in spite of weak global market conditions.

We had mixed results in our manufacturing operations in fiscal 2003. Our Italian operations posted another strong sales year with an increase of 18.4% versus fiscal 2002. However, the majority of this increase was caused by the strengthening Euro. Although our Belgian operations got off to a slow start in fiscal 2003, the second half of the year saw some recovery as we began to produce and see the effects of our new QuickShift(tm) marine transmissions.
 After adjusting for the impact of a strengthening Euro in fiscal 2003, our Belgian operations posted a slight increase in sales, primarily driven by a very strong fourth quarter. In the U.S., our domestic operations were faced with a number of challenges early in fiscal 2003. In the first quarter, quality problems necessitated downtime in order to segregate non-conforming parts received from two of the Company's vendors. By the end of the second quarter, the disruption of production flow as a result of these vendor-supplied off-spec parts was normalized. In the second quarter, the Company announced restructuring actions that impacted both our U.S. and Belgian manufacturing operations (see Footnote R to the consolidated financial statements). These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. In addition to these challenges, the Company continued to be confronted with softness in many of its key markets. However, propulsion products continued to be a strong area for the Company in fiscal 2003, increasing over 30% versus the prior year (almost half of this increase is attributable to exchange rate changes versus fiscal 2002).

Order rates for most of our products were down throughout much of the past three fiscal years, contributing along with improved deliveries, to a steady decline in backlog. The backlog of orders scheduled for shipment during the next six months (six-month backlog) remained relatively flat at $31 million at the end of fiscal 2003. However, the year-over-year change in foreign exchange rates resulted in an approximately $2.1 million increase in the backlog at June 30, 2003 versus June 30, 2002. From June 2001 to June 2002, the six-month backlog declined 26 percent from $39 million to $31 million. The year-over-year change in foreign exchange rates resulted in an approximately $1.0 million increase in the backlog at June 30, 2002 versus June 30, 2001. With the addition of the new $14.8 million transmission contract discussed above, we expect the six-month backlog to grow in fiscal 2004.

Net sales of $181 million in fiscal 2001 were two percent ahead of the previous fiscal year and then declined by a lesser amount to $179 million in fiscal 2002. Demand continued at a steady pace for the first part of fiscal 2001, but eased somewhat by mid-year. Shipments in fiscal 2001 followed the same pattern with favorable year-to-year comparisons during the first half in all forward-market product lines as well as aftermarket service parts. As fiscal 2001 progressed, we experienced softening demand for power-shift transmissions and torque converters and for power take-offs used in irrigation and waste recycling applications. These declines were partially offset by the increased volume of shipments for military applications, surface drive marine propulsion units, and the continuing steady demand for marine transmissions produced overseas. Indicative of a modest recovery in certain of the Company's markets, fourth quarter shipments of power take-offs in fiscal 2001 were approximately equal to year ago levels.

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

The U.S. dollar weakened against most currencies in fiscal year 2003. On the other hand, the U.S. dollar strengthened against most currencies in fiscal year 2001 and maintained that edge until the final months of fiscal 2002. As a result, through most of these two fiscal years there had been increased pricing pressure from non-dollar based competition, and sales from our offshore subsidiaries had been reported at lower levels when translated into U.S. dollars. As a result of the significantly weaker dollar in 2003, particularly against the Euro, the opposite was true in fiscal 2003. However, pricing pressure from non-dollar based competition does continue. Until the fiscal 2002 drop in shipments from our Belgian subsidiary, there was an offsetting favorable impact caused by higher margins realized on dollar-denominated sales. Price increases, implemented selectively in each year, generated revenues about equal to the rate of inflation.

Margins, Costs and Expenses

Gross profit as a percentage of sales declined in fiscal 2003 to 19.5%, compared to 22.4% and 24.2% in fiscal 2002 and 2001, respectively. Almost half of the current year deterioration can be attributed to increased pension and medical costs of nearly $1.6 million, and a $0.8 million impairment charge taken in the second quarter (see Footnote E to the consolidated financial statements). The remaining deterioration is due to unfavorable volume and mix in the current fiscal year as well as supplier quality issues the Company experienced in the first and second quarters of fiscal 2003. The latter was somewhat offset by ongoing productivity and cost improvement initiatives in our manufacturing operations. Despite early setbacks caused by the supplier quality issues and restructuring actions taken in the first half of the fiscal year, the second half of the year was much stronger. For example, fourth quarter gross profit as a percentage of sales of 22.7% compared favorably with fiscal 2002 at 22.9% and 2001 at 22.5%.

On July 15, 2003, the Company announced a number of actions to address rising pension and retiree healthcare costs, meant to ensure both the future strength of our pension fund and the Company's ability to remain globally competitive. In addition to changes to both the pension and post-retirement healthcare plans (see Footnote O to the consolidated financial statements), the Company announced across-the-board wage reductions for corporate officers, and most domestic salaried and hourly employees. Domestic employee groups, including officers, also will forego performance bonuses in both fiscal 2003 and 2004. The 401(k) company match also has been reduced from 75 percent to 50 percent on the first six percent of employees' contributions. The combined effect of these actions will approximately offset projected increases for both pension and post-retirement healthcare costs in fiscal 2004.

Despite declining production volume in fiscal 2002, domestic manufacturing margins improved due to a more favorable product mix and the increased efficiencies mentioned below. However, we were unable to overcome the volume induced margin declines at our principal plant in Europe and the lower margins on NTC sales into its home market. As a result, the consolidated gross margin declined by almost two percentage points in fiscal 2002.

In fiscal 2001, incremental improvements in all aspects of our manufacturing operations from on-time delivery to inventory reduction and cellular layout led the way to higher gross margins than in fiscal 2000. During the fourth quarter of fiscal 2001, we provided for approximately $1 million of inventory obsolescence and $500,000 for a marine transmission warranty program. Although the fourth-quarter margin was down somewhat from the comparable period a year earlier, it was consistent with previous fiscal 2001 quarters.

Marketing, engineering, and administrative (ME&A) expense remained flat in fiscal 2003 versus the prior year, in spite of an almost $1.4 million increase attributable to the unfavorable exchange rate impact of the weakening dollar on our overseas operations. This was achievable primarily as a result of ongoing cost reduction initiatives, including the restructuring actions announced in the 2nd quarter. For the year, total engineering related expenses were approximately $1 million higher than the prior year as the Company continued to invest in engineering projects related to the development of new marine, industrial, surface drive and electronic control products.
This increase was more than offset by reductions in marketing and administrative expenses, even with the negative foreign exchange impact. For fiscal 2002, ME&A increased $2.9 million, with approximately one-half of the $2.9 million increase in fiscal 2002 spending was due to the first-year expenses of NTC, and the balance consisted of added marketing and engineering expenses related to a new product introduction. In fiscal 2001, ME&A was virtually unchanged from the previous year.

During the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $2.0 million in connection with the reduction of its workforce.
These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions.
The charge consists of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees. During 2003 the Company made cash payments of $0.6 million. As of June 30, 2003, a remaining balance in accrued liabilities of $1.3 million remains.

During the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $1.5 million in connection with the reduction of its workforce and consolidation of facilities. These actions were taken in an effort to streamline the Company's cost structure and utilization of available capacity at other locations. The charge included $1.0 million in employee termination and severance benefits, $0.3 million for remaining costs related to pre-existing leases, $0.1 million for the estimated loss on fixed assets, which were held for disposal, and $0.1 million in miscellaneous costs. Approximately $0.7 million of the charge for employee termination and severance benefits was classified to cost of goods sold with the remaining $0.3 million charged to marketing, engineering and administrative expenses. A total of 46 employees were terminated; 22 production employees and 24 salaried employees. In 2001, the Company made cash payments of $0.1 million and also charged the $0.1 million loss on fixed assets against the reserve. As of June 30, 2001, the reserve had a balance of $1.3 million. In 2002, cash payments of $1.1 million were charged against the reserve and $0.1 million was reversed against cost of goods sold.
In 2003, the remaining reserve of $0.1 million was reversed against administrative expenses.

The Company adopted the Statement of Financial Accounting Standards Board No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002. On review, it was determined that there was no impairment in these assets. The favorable after-tax impact on earnings due to discontinuing the amortization of goodwill and other intangible assets was $171,000, or $.06 per share for the 2003 fiscal year.

Interest, Taxes and Net Earnings

Interest expense declined for the fourth straight year in fiscal 2003 as debt was further reduced by $2 million-excluding the impact of foreign exchange-and the company continued to pay down its senior notes, which carry a significantly higher interest rate than its revolver facility. In fiscal 2002, debt was reduced by nearly $8 million, resulting in a nearly $0.5 million decline in interest expense versus the prior year.

The low effective tax rate in fiscal 2003 results from the benefit of domestic losses partially offset by taxes incurred on foreign earnings, the inability to utilize foreign tax credits and a reduction in statutory rates at some foreign locations. In fiscal years 2002 and 2001, limitations on foreign tax credit utilization, the relatively high proportion of foreign earnings and settlement of some state tax issues resulted in an unusually high tax rate. The effective rate in fiscal 2002 was increased further by two third-quarter adjustments totaling about $300,000. In fiscal 2002, a tax incentive provided by the Belgian government several years ago was disallowed by the European Commission and was refunded to the government, and the United States tax provision was adjusted upward for the taxes due on an asset sale gain recorded in the prior year's third quarter. Statutory rate changes at European operations reduced taxes in 2003 by approximately $100,000.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain foreign tax credit carryforwards for which a valuation allowance has been recorded.

Liquidity and Capital Resources

The net cash provided by operating activities in fiscal 2003 totaled $6.7 million versus $13.2 million in the prior year. This decline was primarily driven by the net loss experienced in the current year. In addition, the net change in operating assets and liabilities contributed $2.8 million to operating cash flow in fiscal 2003, compared to nearly $5 million in the prior year. While the continued reduction of inventories contributed $3.7 million to operating cash flow in both 2003 and 2002, accounts receivable t June 30, 2003 were approximately $3 million higher, adjusted for the impact of exchange rate changes, than at June 30, 2002. While fourth quarter sales were flat year-over-year, there was a significant shift from domestic to overseas sales in the current quarter. In general, customer credit terms in both our European and Asian markets are longer, partially explaining this increase. Additionally, our domestic operations had a past due balance of $0.6 million from one overseas customer, of which $0.5 million has been collected subsequent to year-end.

The net change in accounts payable at June 30, 2003 compared to June 30, 2002 was primarily due to the timing of payments at our domestic operations at the end of fiscal 2002. From a balance sheet perspective, the net increase in accounts payable from June 30, 2002 to June 30, 2003 of just over $3 million includes an approximately $1.5 million impact of changes in foreign exchange rates year-over-year.

The almost $8 million increase in deferred income taxes as of June 30, 2003 versus the prior year was primarily caused by a year-end adjustment to the minimum pension liability adjustment of $15.9 million (or 9.7 million net of related income taxes).

In fiscal 2002, operating cash flows increased to $13 million from $7.4 million in fiscal 2001 with the favorable impact of inventory reductions and reduced pension contributions. In fiscal 2001, positive cash flows from earnings, depreciation, and working capital reductions were partially offset by taxes and by increased contributions to the Company pension fund.

Expenditures for capital equipment for the prior two fiscal years had been held to a level of about one-half depreciation. While the desire to conserve cash had been one consideration, we also had been more selective in adding major machine tools and had focused on our core competency manufacturing cells. In fiscal 2003, we increased capital spending by $2.3 million compared to fiscal 2002 as the Company further developed its key manufacturing cells in both our domestic and European operations. We expect this trend to continue in fiscal 2004.

<PAEG> 9

The overall liquidity of the Company remains strong. We continue to reduce total borrowings, have over $9 million of available borrowings on our $20 million revolving loan agreement, and continue to generate enough cash from operations to meet our operating and investing needs. Working capital increased slightly to about $51 million, and the current ratio has been unchanged at between 2.1 and 2.2 for the past four fiscal years. The Company's balance sheet is strong, there are no off-balance sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

The Company's existing $20 million unsecured revolving loan agreement expires in October 2005. It is the Company's intention to have a new loan agreement negotiated prior to that date.

Off-balance Sheet Arrangements

The Company had no off-balance arrangements, guarantees or obligations except for normal open purchase orders and operating leases as of June 30, 2003 and 2002. Obligations for operating leases are listed in the table below.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments. A summary of those commitments follows (in thousands):

                                     Less than      1-3        4-5      After
Contractual Obligations   Total       1 Year       Years      Years    5 Years
Short-term debt           $ 2,429    $ 2,429        -          -        -
Revolving loan borrowing  $10,865         -        $10,865     -        -
Long-term debt            $ 8,576    $ 2,857       $ 5,719     -        -
Operating leases          $11,061    $ 2,868       $ 3,762    $2,213    $2,218

The Company believes the capital resources available in the form of existing cash, lines of credit (see Footnote I to the consolidated financial statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable future business requirements.

Other Matters

Environmental Matters

The Company has been involved in various stages of investigation relative to hazardous waste sites, two of which were on the United States EPA National Priorities List (Superfund sites). The Company's involvement in one of the Superfund sites was settled in 2003 for approximately $191,000. The Company has made a $117,000 payment in trust in settlement of its exposure related to the second Superfund site and anticipates that no further payments will be required. The excess reserve for these sites of $300,000 was reversed against cost of sales in 2003.

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

Twin Disc's significant accounting policies are described in Note A to the consolidated financial statements on pages 19 through 21 of this form. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating our reported financial results are the following:

Revenue Recognition

Twin Disc recognizes revenue from product sales at the time of shipment and passage of title. While we respect the customer's right to return products that were shipped in error or do not function properly, historical experience shows those types of adjustments have been immaterial and thus no provision is made. With respect to other revenue recognition issues, management has concluded that its policies are appropriate and in accordance with the guidance provided by Securities and Exchange Commissions' Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition".

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

Inventory

Inventories are valued at the lower of cost or market. Cost has been determined by the last-in, first-out (LIFO) method for the majority of the inventories located in the United States, and by the first-in, first-out
(FIFO) method for all other inventories. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends when evaluating the adequacy of the reserve for excess and obsolete inventory. The adjustments to the reserve are estimates that could vary significantly, either favorably or unfavorably, from the actual requirements if future economic conditions, customer demand or competitive conditions differ from expectations.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, income taxes in each of the jurisdictions in which we operate must be estimated. This process involves estimating the actual current tax exposure and assessing the realizability of temporary differences. If it is deemed more likely than not that a temporary difference will be realized, a valuation allowance is recorded.

Recently Issued Accounting Standards

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies," relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of the accounting and disclosure provisions of this Interpretation did not have a significant impact on the Company's financial statements for the year ending June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and
equity.   It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).
Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of the provisions of this Statement to have a significant impact on its financial statements.

Item 7(a). Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussions of the Company's accounting policies and further disclosure relating to financial instruments is included in Note A to the consolidated financial statements on pages 19 through 21 of this form.

Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. During 2003, the Company entered into a $20,000,000 revolving loan agreement, which expires on October 31, 2005. In accordance with the loan agreement, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional "Add-On", between 1% and 2.75%, depending on the Company's Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2003 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $45,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company's revenues in the years ended June 30, 2003 and 2002 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2003 and 2002 was the Euro. At June 30, 2003, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,701,000 with a weighted average maturity of 50 days. The fair value of the Company's contracts was approximately zero at June 30, 2003. At June 30, 2002, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,053,000 with a weighted average maturity of 40 days. The fair value of the Company's contracts was approximately $0.2 million at June 30, 2002.

Item 8. Financial Statements and Supplementary Data

See consolidated financial statements and Financial Statement Schedule on Pages 13 through 33 of this form.

Sales and Earnings by Quarter (dollars in thousands, except per share amounts)
2003                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $36,521    $42,794    $47,177    $53,099     $179,591
Gross profit                5,930      6,680     10,425     11,981       35,016
Net earnings (loss)        (1,731)    (3,087)       509      1,941       (2,368)
Basic earnings per share     (.62)     (1.10)       .18        .70         (.84)
Diluted earnings per share   (.62)     (1.10)       .18        .70         (.84)
Dividends per share          .175       .175       .175       .175          .70
2002                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $40,631    $43,986    $41,928    $52,840     $179,385
Gross profit                8,546      9,962      9,614     12,117       40,239
Net earnings                  272        423        (37)     1,400        2,058
Basic earnings per share      .10        .15       (.01)       .49          .73
Diluted earnings per share    .10        .15       (.01)       .49          .73
Dividends per share          .175       .175       .175       .175          .70

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(a). Disclosure Controls and Procedures.

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as of the end of the period covered by this report and under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of he design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to the certifying officers by others within the Company and its consolidated subsidiaries during the period covered by this report.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report. For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2003, which is incorporated into this report by reference.
For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2003, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Compensation of Executive Officers", "Stock Options", "Retirement Income Plan", "Supplemental Retirement Benefit Plan", "Compensation of Directors" and "Employment Contracts" in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 2003 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Executive Selection and Salary Committee Report on Executive Compensation" and "Corporate Performance Graph" is not incorporated by reference and shall not be deemed "filed" as part of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 2003 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

The following table summarizes certain information regarding the Company's equity-based compensation plans:

                         # of securities       Weighted average     # of securities remaining
                         to be issued upon     price of outstanding  available for future
                         exercise of options,  options, warrants     issuance under equity
 Plan Category           warrants and rights   and rights            compensation plans
 --------------------    --------------------  -------------------- -------------------------
Equity Compensation Plans
 Approved by Shareholders  236,350              $19.70                $53,650

Equity Compensation Plans
  Not Approved By Shareholders   0                  N/A                     0
                           -------               ------               -------
Total                      236,350              $19.70                $53,650


Item 13. Certain Relationships and Related Transactions

None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Consolidated Financial Statements
See "Index to Consolidated Financial Statements and Financial Statement Schedule" below, the Report of Independent Auditors on page 14 and the Consolidated Financial Statements on pages 15 to 32, all of which are incorporated by reference.

Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

(a)(2) Consolidated Financial Statement Schedules

See "Index to Consolidated Financial Statements and Financial Statement Schedule" below, the Report of Independent Auditors on Financial Statement Schedule on page 33 and the Consolidated Financial Statement Schedule on page 33, all of which are incorporated by reference.

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record upon written request directed to the Secretary, Twin Disc, Incorporated, 1328 Racine Street, Racine, Wisconsin 53403.

(b) A Form 8-K was filed on April 21, 2003 announcing the financial results for the third fiscal quarter of 2003.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                               Page
 Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . .  14

Consolidated Balance Sheets as of June 30, 2003 and 2002. . . . . . . .   15

Consolidated Statements of Operations for the years
 ended June 30, 2003, 2002 and 2001 . . . . . . . . . . . . . . . . . .   16

Consolidated Statements of Cash Flows for the years
 ended June 30, 2003, 2002 and 2001 . . . . . . . . . . . . . . . . . .   17

Consolidated Statements of Changes in Shareholders' Equity and

Comprehensive Income for the years ended June 30, 2003, 2002 and 2001 .   18

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . 19-32

INDEX TO FINANCIAL STATEMENT SCHEDULE

Report of Independent Auditors on Financial Statement Schedule. . . . .   33

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . .   33

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Twin Disc, Incorporated
Racine, Wisconsin

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of Twin Disc, Incorporated and Subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
July 25, 2003

        TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 and 2002
      (Dollars in thousands)                        2003             2002
                                                    ----             ----
Assets
Current assets:
  Cash and cash equivalents                      $  5,908         $  7,400
  Trade accounts receivable, net                   35,367           29,255
  Inventories, net                                 47,247           44,504
  Deferred income taxes                             4,469            4,505
  Other                                             4,104            4,126
                                                  -------          -------
      Total current assets                         97,095           89,790

Property, plant and equipment, net                 30,210           29,549
Investment in affiliate                             2,550            2,439
Goodwill, net                                      12,876           12,311
Deferred income taxes                              20,164           12,246
Intangible pension asset                               24            1,383
Other assets                                        7,439            9,562
                                                   ------           ------
                                                 $170,358         $157,280
                                                  =======          =======

Liabilities And Shareholders' Equity

Current liabilities:
  Notes payable                                  $  2,429         $  1,708
  Current maturities on long-term debt              2,857            2,857
  Accounts payable                                 16,115           13,042
  Accrued liabilities                              24,885           22,312
                                                   ------           ------
      Total current liabilities                    46,286           39,919

Long-term debt                                     16,584           18,583
Accrued retirement benefits                        56,732           39,797
                                                   ------           ------
                                                  119,602           98,299

Minority interest                                     485              472

Shareholders' equity:
  Preferred shares authorized: 200,000;
  issued: none; no par value                            -                -
  Common shares authorized: 15,000,000;
  issued: 3,643,630; no par value                  11,653           11,653
  Retained earnings                                83,191           87,524
  Accumulated other comprehensive loss            (26,978)         (23,187)
                                                   ------           ------
                                                   67,866           75,990
  Less treasury stock, at cost                     17,595           17,481
                                                   ------           ------
      Total shareholders' equity                   50,271           58,509
                                                   ------           ------
                                                 $170,358         $157,280
                                                  =======          =======

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2003, 2002 and 2001
    (In thousands, except per share data)
                                          2003           2002           2001
                                          ----           ----            ----
Net sales                               $179,591       $179,385        $180,786
Cost of goods sold                       144,575        139,146         137,091
                                         -------        -------         -------
        Gross profit                      35,016         40,239          43,695
 Marketing, engineering and
  administrative expenses                  34,790        34,638          31,716
Restructuring of operations                 2,042             -           1,453
                                          -------       -------         -------
        (Loss) earnings from operations    (1,816)        5,601          10,526

Other income (expense):
  Interest income                             167           294             262
  Interest expense                         (1,323)       (1,700)         (2,194)
  Equity in net earnings
    of affiliates                             402           481             820
  Gain on sale of affiliate                     -             -           3,935
  Other, net                                  (69)          467            (258)
                                          -------       -------         -------
                                             (823)         (458)          2,565
                                          -------       -------         -------
   (Loss) earnings before income taxes
    and minority interest                  (2,639)        5,143          13,091

Income taxes                                 (283)        2,950           6,922
                                          -------       -------         -------
   (Loss) earnings before minority interest(2,356)        2,193           6,169
Minority interest                             (12)         (135)              -
                                          -------       -------         -------
Net (loss) earnings                      $ (2,368)     $  2,058        $  6,169
                                          =======       =======         =======
 (Loss) earnings per share data:
  Basic earnings (loss) per share        $  (0.84)     $   0.73        $   2.20
  Diluted earnings (loss) per share         (0.84)         0.73            2.20

Weighted average shares outstanding data:
  Basic shares outstanding                  2,805         2,808           2,808
  Dilutive stock options                        -             -               -
                                          -------       -------         -------
  Diluted shares outstanding                2,805         2,808           2,808
                                          =======       =======         =======

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2003, 2002 and 2001
               (In thousands)               2003           2002           2001
                                            ----           ----           ----
Cash flows from operating activities:
  Net (loss) earnings                    $ (2,368)       $ 2,058       $ 6,169
  Adjustments to reconcile to net cash
      provided by operating activities:
    Depreciation and amortization           5,673          5,709         6,392
    Write-off of impaired asset               773              -             -
    Loss on sale of plant assets              105             90            10
    Gain on sale of affiliate                   -              -        (3,935)
    Minority interest                          12            135             -
    (Gain) loss on restructuring
    of operations                           1,278            (53)         1,262
    Equity in net earnings of affiliate      (402)          (481)          (820)
    Provision for deferred income taxes     1,424)           378         (4,680)
    Dividends received from affiliate         303            400            632
    Changes in operating assets and liabilities:
      Trade accounts receivable, net       (2,977)          (995)           672
      Inventories, net                      3,725          3,724          1,483
      Other assets                         (1,205)            67          3,535
      Accounts payable                      1,489          2,456         (1,677)
      Accrued liabilities                     577         (3,702)         1,210
      Accrued/prepaid retirement benefits   1,151          3,375         (2,869)
                                          -------        -------        -------
Net cash provided by
  operating activities                      6,710         13,161          7,384
                                          -------        -------        -------
Cash flows from investing activities:
  Proceeds from sale of plant assets           20             25             52
  Proceeds from sale of affiliate               -              -          7,173
  Acquisitions of plant assets             (4,410)        (2,063)        (3,492)
  Investment in joint venture                   -              -           (654)
                                          -------        -------        -------
Net cash (used) provided by
  investing activities                     (4,390)        (2,038)         3,079
                                          -------        -------        -------

Cash flows from financing activities:
  Decreases in notes payable, net             (23)        (3,082)             -
  Payments of long-term debt               (1,992)        (4,857)        (7,857)
  Acquisition of treasury stock              (114)             -            (34)
  Dividends paid                           (1,965)        (1,965)        (1,966)
                                          -------        -------        -------
Net cash used by financing activities      (4,094)        (9,904)        (9,857)
                                          -------        -------        -------
Effect of exchange rate changes on cash       282            220           (296)
                                          -------        -------        -------
Net change in cash and cash equivalents    (1,492)         1,439            310
Cash and cash equivalents:
  Beginning of year                         7,400          5,961          5,651
                                          -------        -------        -------
  End of year                             $ 5,908        $ 7,400        $ 5,961
                                          =======        =======        =======
Supplemental cash flow information:
  Cash paid during the year for:
    Interest                              $ 1,870        $ 1,882        $ 2,078
    Income taxes                            1,675          1,908          5,155

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
for the years ended June 30, 2003, 2002 and 2001
                (In thousands)                   2003        2002        2001
                                                 ----        ----        ----
Common stock
  Balance, June 30                            $ 11,653    $ 11,653    $ 11,653
                                               -------     -------     -------
Retained earnings
  Balance, July                                187,524      87,431      83,228
  Net (loss) earnings                            (2,368)     2,058       6,169
  Cash dividends                                 (1,965)    (1,965)     (1,966)
                                                -------    -------     -------
Balance, June 30                                 83,191     87,524      87,431
                                                -------    -------     -------
Accumulated other comprehensive (loss) income
  Balance, July 1                               (23,187)   (23,181)        799
                                                -------    -------     -------
    Foreign currency translation adjustment
      Balance, July 1                            (1,520)    (5,420)        799
      Current adjustment                          5,929      3,900      (6,219)
                                                -------    -------     -------
      Balance, June 30                            4,409     (1,520)     (5,420)
                                                -------    -------     -------
    Minimum pension liability adjustment, net
      Balance, July 1                           (21,667)   (17,761)          -
      Current adjustment, net of related income
        Taxes ($6,215 in 2003, $2,497 in 2002,
        and $11,356 in 2001)                     (9,720)    (3,906)    (17,761)
                                                -------    -------     -------
      Balance, June 30                          (31,387)   (21,667)    (17,761)
                                                -------    -------     -------
Accumulated other comprehensive (loss) income
  Balance, June 30                              (26,978)   (23,187)    (23,181)
                                                -------    -------     -------

Treasury stock, at cost
  Balance, July 1                               (17,481)   (17,481)    (17,447)
  Shares acquired                                  (114)         -         (34)
                                                -------    -------     -------
  Balance, June 30                              (17,595)   (17,481)    (17,481)
                                                -------    -------     -------
Shareholders' equity balance, June 30          $ 50,271   $ 58,509    $ 58,422
                                                =======    =======     =======
 Comprehensive income (loss)
  Net (loss) earnings                          $ (2,368)  $  2,058    $  6,169
  Other comprehensive income (loss)
    Foreign currency translation adjustment       5,929      3,900      (6,219)
    Minimum pension liability adjustment, net    (9,720)    (3,906)    (17,761)
                                                -------    -------     -------
    Other comprehensive (loss) income            (3,791)        (6)    (23,980)
                                                -------    -------     -------
  Comprehensive (loss) income                  $ (6,159)  $  2,052    $(17,811)
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

TWIN DISC, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

Consolidation Principles-The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly and partially owned domestic and foreign subsidiaries. Certain foreign subsidiaries are included based on fiscal years ending March 31 or May 31, to facilitate prompt reporting of consolidated accounts. All significant intercompany transactions have been eliminated.

Translation of Foreign Currencies-The financial statements of the Company's non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for revenues and expenses. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction losses (gains) of $123,000, $(170,000), and $145,000 in 2003, 2002 and 2001, respectively.

Cash Equivalents-The Company considers all highly liquid marketable securities purchased with a maturity date of three months or less to be cash equivalents.

Receivables-Trade accounts receivable are stated net of an allowance for doubtful accounts of $502,000 and $756,000 at June 30, 2003 and 2002, respectively.


Fair Value of Financial Instruments-The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the immediate short-term maturity of these financial instruments. The fair value of long-term debt exceeds its carrying amount by $438 and $328 at June 30, 2003 and 2002, respectively, based on the current rates that would be offered to the Company for debt with the same remaining maturity.

Derivative Financial Instruments-The Company has written policies and procedures that place all financial instruments under the direction of the Company's corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other income (expense), net as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2003 and 2002 was the Euro. At June 30, 2003, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,701,000 with a weighted average maturity of 50 days. The fair value of the Company's contracts was approximately zero at June 30, 2003. At June 30, 2002, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,053,000 with a weighted average maturity of 40 days. The fair value of the Company's contracts was approximately $0.2 million at June 30, 2002.

Inventories-Inventories are valued at the lower of cost or market. Cost has been determined by the last-in, first-out (LIFO) method for the majority of inventories located in the United States, and by the first-in, first-out (FIFO) method for all other inventories.

Property, Plant and Equipment and Depreciation-Assets are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and betterments are capitalized and depreciated. Depreciation is provided on the straight-line method over the estimated useful lives of the assets for financial reporting and on accelerated methods for income tax purposes. The lives assigned to buildings and related improvements range from 10 to 40 years, and the lives assigned to machinery and equipment range from 5 to 15 years. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until physically disposed.

Impairment of Long-lived Assets-On July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets," which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The adoption of SFAS No. 144 did not have a significant impact in the Company's financial position or results of operations.

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. For property, plant and equipment and other long-lived assets, excluding indefinite lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

Investments in Affiliates-The Company's investments in 20% to 50%-owned affiliates in which it has significant influence are accounted for using the equity method. Investments in affiliates where significant control does not exist are accounted for using the cost method.

Revenue Recognition--Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured.

Goodwill and Other Intangibles-In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," to establish accounting and reporting standards for goodwill and intangible assets. According to SFAS
No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Other intangible assets will continue to be amortized over their useful lives. The Company adopted the new rules for accounting for goodwill and other intangible assets on July 1, 2001. Upon adoption of SFAS No. 142, it was determined that there was no impairment of the Company's existing goodwill and indefinite lived intangible assets.

Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired. Impairment of goodwill is measured according to a two step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit.
If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Deferred Taxes-The Company recognizes deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

The Company does not provide for taxes which would be payable if undistributed earnings of its foreign subsidiaries or its foreign affiliate were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

Stock-Based Compensation-At June 30, 2003, the Company has two stock-based compensation plans, which are described more fully in Note M, "Stock Option Plans." The Company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.
No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is disclosed in Note M.

Management Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

Shipping and Handling Fees and Costs-The Company records revenue from shipping and handling costs in net sales. The cost associated with shipping and handling of products is reflected in cost of sales.

Reclassification-Certain amounts in the 2002 financial statements have been reclassified to conform to the presentation in the 2003 financial statements.

Recently Issued Accounting Standards- In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"). Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies," relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of the accounting and disclosure provisions of this Interpretation did not have a significant impact on the Company's financial statements for the year ending June 30, 2003.

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and
equity.   It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of the provisions of this Statement to have a significant impact on its financial statements.

B. Inventories
The major classes of inventories at June 30 were as follows (in thousands):
                                                2003            2002
                                                ----            ----
Finished parts                               $ 36,175        $ 35,485
Work-in-process                                 7,003           5,668
Raw materials                                   4,069           3,351
                                              -------         -------
                                             $ 47,247        $ 44,504
                                              =======         =======

Inventories stated on a LIFO basis represent approximately 43% and 47% of total inventories at June 30, 2003 and 2002, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $20,542,000 and $20,776,000 at June 30, 2003 and 2002, respectively. Inventory quantities were reduced in 2003 resulting in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years which were lower than current costs.
The effect was to decrease the 2003 net loss by $70,000.

C. Property, Plant And Equipment

Property, plant and equipment at June 30 were as follows (in thousands):
                                               2003           2002
                                               ----           ----
Land                                        $  1,412       $  1,407
Buildings                                     24,948         23,428
Machinery and equipment                       92,371         89,086
                                             -------        -------
                                             118,731        113,921
Less accumulated depreciation                 88,521         84,372
                                             -------        -------
                                            $ 30,210       $ 29,549
                                             =======        =======

D. Investment In Affiliates

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

                                                 2003           2002
                                                 ----           ----
Current assets                                $ 12,792       $ 11,070
Other assets                                     2,125          5,457
                                               -------        -------
                                              $ 14,917       $ 16,527
                                               =======        =======
Current liabilities                           $  2,662       $  6,673
Other liabilities                                2,164             97
Shareholders' equity                            10,091          9,757
                                               -------        -------
                                              $ 14,917       $ 16,527
                                               =======        =======
                                      2003       2002        2001
                                      ----       ----        ----
Net sales                         $ 27,008    $ 23,774    $ 27,516
Gross profit                         8,831       8,300       9,832
Net earnings                         1,607       1,925       3,281

At June 30, 2003 and 2002, trade receivables from the 25% owned distributor were $1,719,000 and $1,147,000, respectively.

Sales to the Company's 25% owned domestic distributor are the same terms and conditions as sales to independent distributors. Sales to this distributor were $10,886,000, $9,250,000 and $11,259,000 in fiscal 2003, 2002 and 2001, respectively.

E. Goodwill And Other Intangibles

The Company performed impairment tests of its goodwill at June 30, 2003 and 2002 and at July 1, 2001 and determined that no impairment of goodwill existed. Goodwill at June 30, 2003 and 2002 of $12,876,000 and $12,311,000, respectively, is net of accumulated amortization of $997,000. There were no other indefinite lived intangible assets identified by the Company at June 30, 2003 or 2002.

In the second quarter of 2003, review of long-lived assets revealed a permanent impairment in the value of a license agreement to manufacture and distribute certain products. It was determined that this asset should be subjected to SFAS 144 impairment tests due to current period operating and cash flow losses generated on products sold under the agreement in conjunction with recent projections that these losses will continue. The fair value of the asset being held for use was determined based on discounted cash flows generated from the use of the asset using a discount rate reflecting the Company's average cost of funds, plus salvage value. It was determined that the carrying value of the license exceeded the fair value and a charge of $773,000 was recorded during the quarter ended December 31, 2002 to write-down this asset to its fair value. This charge was classified as a component of cost of sales pertaining to the Company's Manufacturing segment.

Included in Other assets on the Company's Consolidated Balance Sheet as of the end of June 30, 2003 and 2002, respectively, are the following acquired intangible assets (in thousands):

                                                   2003        2002
                                                   ----        ----
Intangible assets with finite lives:
  Licensing agreements                           $  5,490    $  5,490
  Other                                             1,259       1,259
                                                  -------     -------
                                                 $  6,749    $  6,749

Accumulated amortization                         $  4,211    $  3,611
Write off or impaired asset                           773           -
                                                  -------     -------
Total                                            $  1,765    $  3,138
                                                  =======     =======

The weighted average remaining useful life of the intangible assets included in the table above is approximately 16 years.

Intangible amortization expense for the year ended June 30, 2003 and
2002 was $601,000 and $726,000, respectively.  Estimated intangible amortization expense for each of the subsequent five fiscal years is as follows
(in thousands):
                         Fiscal Year
                            2004                           $    416
                            2005                                231
                            2006                                 68
                            2007                                 60
                            2008                                 60
                            Thereafter                          930
                                                            -------
                                                           $  1,765
                                                            =======

The following proforma information reconciles the net income and earnings per share reported for the fiscal year ended June 30, 2001 to adjusted net income and earnings per share to reflect the adoption of SFAS No. 142 (in thousands except earnings per share data):
                                                             2001
                                                             ----
Net income, as reported                                    $  6,169
Goodwill amortization (net of tax)                              171
                                                            -------
Net income, as adjusted                                    $  6,340
                                                            =======

Basic earnings per share, as reported                      $   2.20
Goodwill amortization (net of tax)                              .06
                                                            -------
Basic earnings per share, as adjusted                      $   2.26
                                                           ========

Diluted earnings per share, as reported                    $   2.20
Goodwill amortization (net of tax)                              .06
                                                            -------
Diluted earnings per share, as adjusted                    $   2.26
                                                            =======

F. Joint Venture

On April 2, 2001, the Company entered into a Joint Venture Agreement with Niigata Engineering Co. LTD., Japan to form NICO Transmissions Co., Inc. (NTC). NTC is an engineering and marketing company supporting the Company's expanding global marine product line as well as a distribution company for Niigata's family of transmission products.

Pursuant to the terms of the Joint Venture Agreement, the Company contributed
0.7 million in exchange for a controlling 66% ownership interest in NTC and Niigata contributed $0.3 million for a 34% ownership interest. NTC's balance sheet and statement of operations as of and for the years ended March 31, 2003 and 2002 are consolidated with the Company's balance sheet and statement of operations as of and for the years ended June 30, 2003 and 2002, respectively.

In 2002, Niigata filed for creditor protection in Japan under the local bankruptcy code. Niigata was acquired out of bankruptcy in 2003 and the acquiring company is participating in the joint venture under the original terms of the joint agreement. Subsequent to the acquisition of Niigata, the name of the Joint Venture was changed to Twin Disc Nico Co. LTD.. During 2002 the Company fully reserved for its receivable from Niigata in the amount of $237,000 as a result of this filing and wrote off this amount in 2003.

G. Accrued Liabilities

Accrued liabilities at June 30 were as follows (in thousands):
                                             2003            2002
                                             ----            ----
Salaries and wages                         $  4,756        $  4,875
Retirement benefits                           6,309           4,666
Warranty                                      6,070           5,294
Other                                         7,750           7,477
                                            -------         -------
                                           $ 24,885        $ 22,312
                                            =======         =======

H. Warranty

The Company warrants all assembled products and parts (except component products or parts on which written warranties are issued by the respective manufacturers thereof and are furnished to the original customer, as to which the Company makes no warranty and assumes no liability) against defective materials or workmanship. Such warranty generally extends from periods ranging from 12 months to 24 months.

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on the Company's best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While the Company believes the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.

The following is a listing of the activity in the warranty reserve during the year ended June 30, 2003 (in thousands):
                                                        Year Ended
                                                     June 30, 2003
                                                     -------------
Reserve balance, July 1, 2003                        $  5,294
Current period expense                                  4,417
Payments or credits to customers                       (3,766)
Adjustment to preexisting warranties                      125
                                                      -------
Reserve balance, June 30, 2003                       $  6,070
                                                      =======

I. Debt

Notes payable consists of amounts borrowed under unsecured line of credit agreements. Unused lines of credit total $8,577,378 at June 30, 2003.
These lines of credit may be withdrawn at the option of the banks.
The weighted average interest rate of the lines outstanding at June 30, 2003 and 2002 was 3.4% and 4.6%, respectively.

Included in long-term debt is $8,571,000 and $11,429,000 of 7.37% ten-year unsecured notes at June 30, 2003 and 2002, respectively. These notes contain certain covenants, including the maintenance of a current ratio of not less than 1.5 and the maintenance of an EBITDA to interest charges ratio greater than 2.3. Consolidated net worth must be at least equal to the sum of $60,310,000 plus 35% of consolidated net earnings for each quarter from July 1, 1996, however the Company may exclude up to $34,000,000 of net worth adjustments that result from changes to the assumptions used by the Company in determining its pension liability or changes in the market value of plan assets. As of June 30, 2003, the Company was in compliance with all debt covenants.

During 2003, the Company entered into a $20,000,000 revolving loan agreement which expires on October 31, 2005. This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants include a minimum consolidated net worth calculated consistently with the net worth covenant discussed in the above paragraph, minimum EBITDA of 6,000,000 at June 30, 2003 and a maximum total funded debt to EBITDA ratio of
3.75 at June 30, 2003. As of June 30, 2003, the Company was in compliance with all debt covenants. The outstanding balance of $10,865,000 and $10,000,000 at June 30, 2003 and 2002, respectively, is classified as long-term debt. Notes under this agreement bear interest on a schedule determined by the Company's leverage ratio and the LIBOR interest rate (LIBOR plus 2.75% and 1.00% at June 30, 2003 and 2002, respectively). The rate was 4.07% and 3.9% at June 30, 2003 and 2002, respectively.


The aggregate scheduled maturities of outstanding long term debt obligations in subsequent years are as follows (in thousands):
      Fiscal Year
        2004                                $  2,857
        2005                                  13,727
        2006                                   2,857
                                             -------
                                            $ 19,441
                                             =======


J. Lease Commitments

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):
       Fiscal Year
          2004                               $  2,868
          2005                                  2,117
          2006                                  1,645
          2007                                  1,184
          2008                                  1,029
          Thereafter                            2,218
                                              -------
                                             $ 11,061
                                              =======

Total rent expense for operating leases approximated $3,320,000, $3,135,000 and $3,444,000 in 2003, 2002 and 2001 respectively

K. Shareholders' Equity

At June 30, 2003 and 2002, treasury stock consisted of 845,788 and 835,788 shares of common stock, respectively. The Company acquired 10,000 shares of treasury stock in 2003 for $114,000.

Cash dividends per share were $.70 in 2003, 2002 and 2001.

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

L. Business Segments And Foreign Operations

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

Information about the Company's segments is summarized as follows
(in thousands):
                                     Manufacturing    Distribution    Total
                                     -------------    ------------    -----
         2003
Net sales                            $153,713         $63,413         $217,126
Intra-segment sales                     6,587           2,890            9,477
Inter-segment sales                    25,848           2,210           28,058
Interest income                           470             254               95
Interest expense                        1,480             137            1,617
Income taxes                           (1,054)          1,073               19
Depreciation and amortization           5,2912             92            5,583
Segment (loss) earnings                 (1,866)         1,943               77
Segment assets                         152,093        32,7611           84,854
Expenditures for segment assets          3,882            528            4,410

                   2002
Net sales                             $155,730       $ 61,848         $217,578
Intra-segment sales                      6,696          1,870            8,566
Inter-segment sales                     22,784          6,843           29,627
Interest income                            468             43              511
Interest expense                         1,783            131            1,914
Income taxes                             1,940          1,362            3,302
Depreciation and amortization            5,409            210            5,619
Segment earnings                         2,247          2,366            4,613
Segment assets                         139,810         30,275          170,085
Expenditures for segment assets          1,851            212            2,063

          2001
Net sales                             $171,439       $ 45,337         $216,776
Intra-segment sales                      7,953            304            8,257
Inter-segment sales                     27,009            724           27,733
Interest income                            393             76              469
Interest expense                         2,796            107            2,903
Income taxes                             4,072            851            4,923
Depreciation and amortization            5,997            269            6,266
Segment earnings                         5,562          1,365            6,927
Segment assets                         141,737         24,822          166,559
Expenditures for segment assets          3,245            247            3,492


The following is a reconciliation of reportable segment net sales, earnings (loss) and assets, to the Company's consolidated totals (in thousands):

                                               2003        2002        2001
                                               ----        ----        ----
Net sales
  Total net sales from reportable segments   $217,126    $217,578    $216,776
  Elimination of inter-company sales          (37,535)    (38,193)    (35,990)
                                              -------     -------     -------
    Total consolidated net sales             $179,591    $179,385    $180,786
                                              =======     =======     =======
(Loss) earnings:
  Total earnings from reportable segments    $     77    $  4,613    $  6,927
  Other corporate expenses                     (2,445)     (2,555)       (758)
                                              -------     -------     -------
    Total consolidated net (loss) earnings   $( 2,368)   $  2,058    $  6,169
                                              =======     =======     =======
Assets
  Total assets for reportable segments       $184,854    $170,085
  Elimination of inter-company assets         (19,402)    (18,831)
  Corporate assets                              4,906       6,026
                                              -------     -------
   Total consolidated assets                 $170,358    $157,280
                                              =======     =======

Other significant items:

                                        Segment                  Consolidated
                                         Totals   Adjustments       Totals
        2003                            -------   -----------    ------------
Interest income                         $  495     $  (328)       $  167
Interest expense                         1,617        (294)        1,323
Income taxes                                19        (302)         (283)
Depreciation and amortization            5,583          90         5,673
Expenditures for segment assets          4,410           -         4,410

         2002
Interest income                         $  511     $  (217)       $  294
Interest expense                         1,914        (214)        1,700
Income taxes                             3,302        (352)        2,950
Depreciation and amortization            5,619          90         5,709
Expenditures for segment assets          2,063           -         2,063

        2001
Interest income                         $  469     $  (207)       $  262
Interest expense                         2,903        (709)        2,194
Income taxes                             4,923       1,999         6,922
Depreciation and amortization            6,266         126         6,392
Expenditures for segment assets          3,492           -         3,492

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows
(in thousands):
                                           2003        2002        2001
                                           ----        ----        ----
Net sales
  United States                           $ 95,813     $108,288   $120,522
  Other countries                           83,778       71,097     60,264
                                           -------      -------    -------
    Total                                 $179,591     $179,385   $180,786
                                           =======      =======    =======

Long-lived assets   United States          $ 63,865     $ 59,530
  Belgium                                   11,228       10,596
  Other countries                            6,646        4,842
  Elimination of inter-company assets       (8,476)      (7,478)
                                           -------      -------
    Total                                 $ 73,263     $ 67,490
                                           =======      =======

 One customer accounted for approximately 10%, 11% and 11% of consolidated net sales in 2003, 2002 and 2001, respectively.

M. Stock Option Plans

During fiscal 1999, the Company adopted the Twin Disc, Incorporated 1998 Stock Option Plan for Non-Employee Directors, a non-qualified plan for non-employee directors to purchase up to 35,000 shares of common stock, and the Twin Disc, Incorporated 1998 Incentive Compensation Plan, a plan where options are determined to be non-qualified or incentive at the date of grant, for officers and key employees to purchase up to 165,000 shares of common stock. The plans are administered by the Executive Selection and Compensation Committee of the Board of Directors which has the authority to determine which officers and key employees will be granted options. The grant of options to non-employee directors is fixed at options to purchase 1,000 shares of common stock per year or 600 at time of appointment. Except as described in the following sentence, all options allow for exercise prices not less than the grant date fair market value, vest immediately and expire ten years after the date of grant. For options under the Incentive Compensation Plan, if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock, the price will be not less than 110% of the grant date fair market value and the options expire five years after the grant date. In addition, the Company has 44,450 incentive stock option plan options and 46,050 non-qualified stock option plan options outstanding at June 30, 2003 under the Twin Disc, Incorporated 1988 Incentive Stock Option plan and the Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers,
Key Employees and Directors, respectively. The plans terminated during 1999.

Shares available for future options as of June 30 were as follows:
                                                       2003          2002
                                                       ----          ----
  1998 Stock Option Plan for Non-Employee Directors     6,400        14,650
  1998 Incentive Compensation Plan                     47,250        62,300

Stock option transactions under the plans during 2003, 2003 and 2001 were as follows:

                                       Weighted         Weighted       Weighted
                                        Average          Average        Average
                                2003     Price   2002     Price   2001   Price
                                ----   --------  ----   --------  ---- --------
Non-qualified stock options:
  Options outstanding
    at beginning of year      102,350  $20.46    88,350 $21.31    83,600 $22.06
  Granted                      40,800   14.39    14,500  15.05    15,750  17.47
  Canceled                    (18,000)  18.14      (500) 14.00   (11,000) 21.47
                              -------   -----    ------  -----    ------  -----
  Options outstanding
     at June 30               125,150  $18.82   102,350 $20.46    88,350 $21.31
                              =======   =====   =======  =====    ======  =====
  Options price range
  ($12.70 - $20.00)
    Number of shares           92,450
    Weighted average price    $ 16.30
    Weighted average
      remaining life             7.36 years

  Options price range
  ($21.875 - $28.75)
    Number of shares           32,700
    Weighted average price    $ 24.96
    Weighted average
      remaining life             4.85 years


                                    Weighted          Weighted          Weighted
                                     Average           Average           Average
                              2003    Price   2002      Price   2001      Price
                              ----  --------  ----    --------  ----    --------
Incentive stock options:
  Options outstanding
    at beginning of year    146,000  $20.75   125,650  $22.29   119,400  $23.24
  Granted                         -       -    30,200   15.25    26,800   17.81
  Canceled                  (39,300)  21.32    (9,850)  23.47   (20,550)  21.95
                            -------   -----   -------   -----   -------   -----
  Options outstanding
    at June 30              106,700  $20.55   146,000  $20.75   125,650  $22.29
                            =======   =====   =======   =====   =======   =====
 Options price range
($15.05 - $20.00)
  Number of shares           68,400
  Weighted average price    $ 17.66
  Weighted average
    remaining life             7.16 years

Options price range
($21.875 - $28.75)
  Number of shares           38,300
  Weighted average price    $ 25.70
  Weighted average
    remaining life             5.13 years

The Company accounts for its stock option plans under the guidelines of
Accounting Principles Board Opinion No. 25.  Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands,
except per share amounts)
                                            2003         2002          2001
                                            ----         ----          ----
Net (loss) earnings
  As reported                               $ (2,368)    $ 2,058       $ 6,169
  Pro forma                                   (2,442)      1,954         6,028
Basic and diluted (loss) earnings per share
  As reported                               $  (0.84)    $  0.73       $  2.20
  Pro forma                                    (0.87)       0.70          2.15

The above pro forma net earnings and earnings per share were computed using the fair value of options at the date of grant (for options granted after June 1995) as calculated by the Black-Scholes option-pricing method and the following assumptions: 22% volatility, 4.8% annual dividend yield, risk free interest rates of 3.58% and 2.71% in 2003, 23% volatility, 4.5% annual dividend yield, risk free interest rate of 4.53% in 2002, 22% volatility, 4.2% annual dividend yield, risk free interest rate of 6.05% in 2001, a 5 year term and an exercise price equal to the fair market value on the date of grant except for incentive options granted to greater than 10% shareholders which are calculated using a 3 year term and an exercise price equal to 110% of the fair market value on the date of grant. For those options granted during 2003, 2002 and 2001 with exercise prices equal to the grant date fair market value, the exercise prices and weighted average fair values of the options were $14.34 and $1.83 in 2003, $15.05 and $2.37 in 2002 and $17.54 and $3.38 in 2001, respectively. For those options granted with exercise prices greater than the grant date fair market value, the exercise prices and weighted average fair values of the options were none in 2003, $16.56 and $1.83 in 2002 and $19.59 and $2.50 in 2001,
respectively.

N. Engineering And Development Costs

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,220,000, $1,887,000 and $1,929,000 in 2003, 2002 and 2001 respectively. Total engineering and development costs were $7,190,000, $6,718,000 and $5,791,000 in 2003, 2002 and 2001 respectively.

O. Retirement Plans

The Company has non-contributory, qualified defined benefit pension plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Domestic plan benefits are based on years of service, and, for salaried employees, on average compensation for benefits earned prior to January 1, 1997 and on a cash balance plan for benefits earned after January 1, 1997. The Company's funding policy for the plans covering domestic employees is to contribute an actuarially determined amount which falls between the minimum and maximum amount that can be deducted for federal income tax purposes. Domestic plan assets consist principally of listed equity and fixed income securities.

On June 20, 2003 the Board of Directors amended the defined benefit pension plans covering domestic salaried and hourly employees to exclude all employees hired after October 1, 2003 from the plans. In addition, a portion of the medical supplement for post-1992 retirees that is payable prior to Medicare eligibility has been removed from the plan. The $19.24 per month benefit times years of service has been reduced to $4.42 per month times years of service. This is effective October 1, 2003 for all participants. The $14.82 benefit removed is now provided through the retiree health plan discussed below.
 The remaining medical supplement will be calculated using service frozen as of October 1, 2003.

In addition, the Company has unfunded, non-qualified retirement plans for certain management employees and directors. Benefits are based on final average compensation and vest upon retirement from the Company.

In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain domestic retirees. All employees retiring after December 31, 1992, and electing to continue coverage through the Company's group plan, are required to pay 100% of the premium cost. On June 20, 2003 the Board of Directors amended the coverage under the plans as follows:

   --Pre-1993 retirees are required to pay any cost increases after 2003 for retiree medical coverage.
   --Dental and vision coverage for Pre-1993 retirees was eliminated.
   --Life insurance coverage for individuals who retire on or after October 1,
     2003 was eliminated.
   --Access to retiree medical coverage after age 65 for individuals who retire on or after October 1, 2003 and their spouses was eliminated.
   --Retiree medical coverage was eliminated for all employees hired on or after
     October 1, 2003.
   --A Healthcare Reimbursement Account ("HRA") program will be established for individuals who retire after January 1, 1993 but before age 65.

The following table sets forth the Company's defined benefit pension plans' and other post-retirement benefit plan's funded status and the amounts recognized in the Company's balance sheets and income statements as of June 30
(dollars in thousands):
                                                                  Other Post
                                              Pension             retirement
                                              Benefits            Benefits
                                        --------------------  -----------------
                                            2003       2002      2003      2002
                                            ----       ----      ----      ----
Change in benefit obligation:
  Benefit obligation, beginning of year    $115,147 $114,025 $ 32,999  $ 31,967
  Service cost                                1,344    1,361       17        17
  Interest cost                               8,277    8,203    2,362     2,281
  Amendments                                 (6,376)       -   (6,106)        -
  Actuarial loss                              7,034      908    6,678     2,277
  Benefits paid                              (9,466)  (9,350)  (3,581)   (3,543)
                                           --------  -------  -------   -------
  Benefit obligation, end of year          $115,960 $115,147 $ 32,369  $ 32,999
                                            =======  =======  =======   =======
Change in plan assets:
  Fair value of assets, beginning of year  $ 92,405 $ 98,352 $      -  $      -
  Actual return on plan assets               (9,403)   1,209        -         -
  Employer contribution                       1,742    2,194    3,581     3,543
  Benefits paid                              (9,466)  (9,350)  (3,581)   (3,543)
                                            -------  -------  -------   -------
  Fair value of assets, end of year        $ 75,278 $ 92,405 $     -   $      -
                                            =======  =======  =======   =======
 Funded status                              $(40,682)$(22,742)$(32,369) $(32,999)
  Unrecognized net transition obligation        391      388        -         -
  Unrecognized actuarial loss                58,128   36,339   17,159    11,279
  Unrecognized prior service cost            (5,842)   1,178   (6,106)        -
                                            -------  -------  -------   -------
Net amount recognized                      $ 11,995 $ 15,163 $(21,316) $(21,720)
                                            =======  =======  =======   =======
 Amounts recognized in the balance sheet
 consist of:
  Accrued benefit liability                 (39,483) (21,739) (21,316)  (21,720)
  Intangible asset                               24    1,383        -         -
  Deferred tax asset                         20,067   13,852        -         -
  Minimum pension liability adjustment       31,387   21,667        -         -
                                             ------   ------   ------    ------
Net amount recognized                      $ 11,995 $ 15,163 $(21,316) $(21,720)
                                            =======  =======  =======   =======

Weighted average assumptions as of
 March 31 measurement date:
  Discount rate                               6.75%    7.50%     6.75%     7.50%
  Expected return on plan assets              9.00%    9.00%
  Rate of compensation increase               5.00%    5.00%

                                                      Pension Benefits
                                             -----------------------------------
                                              2003          2002          2001
                                              ----          ----          ----
Service cost                               $  1,344      $  1,361      $  1,284
Interest cost                                 8,277         8,203         8,333
Expected return on plan assets               (7,883)       (8,476)       (9,837)
Amortization of prior service cost              624           625           607
Amortization of transition obligation            56            49           181
Unrecognized net loss                         2,492         1,802             -
                                            -------       -------        -------
Net periodic benefit cost                  $  4,910      $  3,564      $    568
                                            =======       =======        =======

                                                  Postretirement Benefits
                                            ------------------------------------
                                              2003          2002           2001
                                              ----          ----           ----
Service cost                               $     17      $     17      $     16
Interest cost                                 2,362         2,281         2,298
Recognized net actuarial loss                   798           580           345
                                            -------       -------       -------
Net periodic benefit cost                  $  3,177      $  2,878      $  2,659
                                            =======       =======       =======

The pension plans held 62,402 shares of Company stock with a fair market value of $882,988 and $873,000 at June 30, 2003 and 2002, respectively.

The assumed weighted average health care cost trend rate was 9% in 2003 until October 1, 2003, the date from which Pre-1993 retirees are required to pay all costs increases. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $460,000 and the service and interest cost by approximately $31,000. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $459,000 and the service and interest cost by approximately $31,000.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $1,568,000, $1,780,000 and $1,591,000 in 2003,
2002, and 2001 respectively..

P. Income Taxes

United States and foreign (loss) earnings before income taxes were as follows
(in thousands):
                                            2003      2002      2001
                                            ----      ----      ----
  United States                           $ (6,820)  $  568    $  3,457
  Foreign                                    4,169    4,440       9,634
                                           -------   ------     -------
                                          $ (2,651)  $ 5,008   $ 13,091
                                           =======    ======    =======

The provision (credit) for income taxes is comprised of the following
(in thousands):
                                            2003      2002      2001
                                            ----      ----      ----
Currently payable:
   Federal                                $  (176)   $  168   $  2,552
   State                                       48        70        101
   Foreign                                  1,269     2,334      4,455
                                           -------    -----     ------
                                            1,141     2,572      7,108
                                           -------   ------     ------
Deferred:
   Federal                                 (1,281)      441       (564)
   State                                     (587)      (83)       494
   Foreign                                    444        20       (116)
                                           -------   ------     ------
                                           (1,424)      378       (186)
                                           -------   ------     ------
                                          $  (283)   $2,950   $  6,922
                                           ======     =====    =======
The components of the net deferred tax asset as of June 30, were as follows
(in thousands):
                                               2003               2002
                                               ----               ----
Deferred tax assets:
  Retirement plans and employee benefits     $ 23,571          $ 16,371
  Alternative minimum tax credit
    Carryforwards                                 509               690
  Foreign tax credit carryforwards                641               920
  State net operating loss and other
    state credit carryforwards                    553               519
  Federal net operating loss carryforward       1,206                 -
  Other                                         3,610             4,386
                                              -------           -------
                                               30,090            22,886

Deferred tax liabilities:
  Property, plant and equipment                 4,222             4,620
  Intangibles                                     594               595
                                              -------           -------
                                                4,816             5,215
                                              -------           -------
Valuation allowance                              (641)             (920)
                                              -------           -------
Total net deferred tax assets                $ 24,633          $ 16,751
                                              =======           =======

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain foreign tax credit carryforwards. Of the $641,000 in foreign tax credit carryforwards at June 30, 2003, $257,000 will expire in 2005, $223,000 will expire in 2006 and $161,000 will expire in 2007. The alternative minimum tax credit carryforwards will be carried forward indefinitely. Of the $507,000 of state net operating loss carryforwards at June 30, 2002, $444,000 will expire in 2014, $23,000 will expire in 2015 and
$40,000 will expire in 2017. Of the $46,000 net of federal tax of state credit carryforwards, $12,000 will expire in 2014, $11,000 will expire in 2015, $11,000 will expire in 2016 and $12,000 will expire in 2017. The federal net operating loss carryforward of $1,206,000 will expire in 2023.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

                                              2003          2002        2001
                                              ----          ----        ----
  U.S. federal income tax at 34%            $  (901)      $ 1,749     $ 4,451
  Increases (reductions)
      in tax resulting from:
    Foreign tax items                           291           144         234
    State taxes                                (366)         (298)        351
    Valuation allowance                           -           920       1,500
    Disposition of investment in subsidiary       -           522         286
    Statutory rate change                        97             -           -
    Other, net                                  596           (87)        100
                                             ------        ------      ------
                                            $  (283)      $ 2,950     $ 6,922
                                             ======        ======      ======

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. The undistributed earnings amount to approximately $20.8 million at June 30, 2003. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

Q. Contingencies

The Company has been involved in various stages of investigation relative to hazardous waste sites, two of which were on the United States EPA National Priorities List (Superfund sites). The Company's involvement in one of the Superfund sites was settled in 2003 for approximately $191,000. The Company has made a $117,000 payment in trust in settlement of its exposure related to the second Superfund site and anticipates that no further payments will be required. The excess reserve for these sites of $300,000 was reversed against cost of sales in 2003. Additionally, the Company is subject to certain product liability matters in the normal course of business.

At June 30, 2003 and 2002, the Company has accrued approximately $100,000 and $632,000, respectively which represents management's best estimate available for possible losses related to environmental and product liability contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

R. Restructuring Of Operations

During the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $2.0 million in connection with the reduction of its workforce.
These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. The charge consists of employee termination and severance benefits for a total of 58 employees;
48 production employees and 10 salaried employees. During 2003 the Company made cash payments of $0.6 million. As of June 30, 2003, a remaining balance in accrued liabilities of $1.3 million remains.

During the fourth quarter of 2001, the Company recorded a pre-tax restructuring charge of $1.5 million in connection with the reduction of its workforce and consolidation of facilities. These actions were taken in an effort to streamline the Company's cost structure and utilization of available capacity at other locations. The charge included $1.0 million in employee termination and severance benefits, $0.3 million for remaining costs related to pre-existing leases, $0.1 million for the estimated loss on fixed assets which were held for disposal, and $0.1 million in miscellaneous costs. Approximately $0.7 million of the charge for employee termination and severance benefits was classified to cost of goods sold with the remaining $0.3 million charged to marketing, engineering and administrative expenses. A total of 46 employees were terminated; 22 production employees and 24 salaried employees. In 2001, the Company made cash payments of $0.1 million and also charged the $0.1 million loss on fixed assets against the reserve. As of June 30, 2001, the reserve had a balance of $1.3 million. In 2002, cash payments of $1.1 million were charged against the reserve and $0.1 million was reversed against cost of goods sold.
In 2003, the remaining reserve of $0.1 million was reversed against administrative expenses.

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Twin Disc, Incorporated
Racine, Wisconsin

Our audits of the consolidated financial statements referred to in our report dated July 25, 2003 appearing on page 14 of this form 10-K also included an audit of the information set forth in the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCooopers LLP
-------------------------------
PricewaterhouseCoopers LLP


Milwaukee, Wisconsin
July 25, 2003


TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended June 30, 2003, 2002 and 2001
(In thousands)

                                        Additions
                            Balance at  Charged to                 Balance at
                            Beginning   costs and                   end of
Description                 of Period   Expenses   Deductions<F1>  of Period
-------------------------   ---------   ---------- --------------  ---------
2003:
Allowance for losses on
  accounts receivable       $  756      $  135     $  389          $  502
Reserve for inventory
  Obsolescence              $4,593      $1,822     $1,002          $5,413

2002:
Allowance for losses on
  accounts receivable       $  699      $  336     $  279          $  756
Reserve for inventory
  Obsolescence              $3,346      $2,178     $  931          $4,593

2001:
Allowance for losses on
  accounts receivable       $  704      $  157     $  162          $  699
Reserve for inventory
  Obsolescence              $1,371      $2,470     $  495          $3,346

<F1> Accounts receivable written-off and inventory disposed of during the year and other adjustments (primarily foreign currency translation adjustments).

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

September 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   By   /s/ MICHAEL E. BATTEN
                                        Michael E. Batten, Chairman,
                                        Chief Executive Officer and Director


September 17, 2003                 By   /s/ MICHAEL H. JOYCE
                                        Michael H. Joyce, President,
                                        Chief Operating Officer and Director


                                   By   /s/ CHRISTOPHER J. EPERJESY
                                        Christopher J. Eperjesy, Vice President-
                                        Finance, Treasurer and
                                        Chief Financial Officer

                                        Paul J. Powers, Director
September 17, 2003                      David L. Swift, Director
                                        John A. Mellowes, Director
                                        George E. Wardeberg, Director
                                        David R. Zimmer, Director
                                        David B. Rayburn, Director
                                        John H. Batten, Director


                                   By   /s/ CHRISTOPHER J. EPERJESY
                                        Christopher J. Eperjesy,
                                        Attorney in Fact

 EXHIBIT INDEX
TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2003

Exhibit    Description                                          Filed Herewith

    3a) Articles of Incorporation, as restated October 21, 1988 (Incorporated by reference to Exhibit 3(a) of the Company's Form 10K for the year ended June 30, 1989).
     b) Corporate Bylaws, as amended through June 22, 1998 (Incorporated by reference to Exhibit 3(b) of the Company's Form 10K for the year ended June 30, 1998).

    4a) Form of Rights Agreement dated as of April 17, 1998 by and between the Company and the Firstar Trust Company, as Rights Agent, with Form of Rights Certificate (Incorporated by reference to Exhibits 1 and 2 of the Company's Form 8-A dated May 4, 1998).

     b) Announcement of Shareholder Rights Plan per news release dated April 17, 1998 (Incorporated by reference to Exhibit 6(a), of the Company's Form 10Q dated May 4, 1998).

Material Contracts
   10a) The 1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 21, 1988).

     b)    The 1988 NonQualified Stock Option Plan for Officers,
           Key Employees and Directors (Incorporated by reference to Exhibit C of the Proxy Statement for the Annual Meeting of Shareholders held on October 21, 1988).

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

     e) Form of Severance Agreement for Senior Officers and form of Severance Agreement for Other Officers (Incorporated by reference to Exhibit 10(c) and (d), respectively, of the Company's Form 10K for the year ended June 30, 1989).

     f)    Supplemental Retirement Plan (Incorporated by reference to
           Exhibit 10(f) of the Company's Form 10K for the year ended June 30, 1998).

     g) Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10(f) of the Company's Form 10K for the year ended June 30, 1993).

   10h)    Form of Twin Disc, Incorporated Corporate Short Term
           Incentive Plan (Incorporated by reference to Exhibit
           10(g) of the Company's Form 10K for the year ended
           June 30, 1993).

     i) The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998).
     j) The 1998 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998).

     k)    Retention and Non-Compete Agreement dated November 7, 2002.

     21    Subsidiaries of the Registrant                                   X

     23    Consent of Independent Auditors                                  X

     24    Power of Attorney                                                X

    31a    Certification                                                    X

    31b    Certification                                                    X

    32a    Certification pursuant to 18 U.S.C. Section 1350                 X

    32b    Certification pursuant to 18 U.S.C. Section 1350                 X