Form 10-Q
period 2003-09-30
TWIN DISC INC
filed 2003-11-14
CIK 100378

                         TWIN DISC, INCORPORATED

                    SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON
                                Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2003       Commission File
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

At September 30 2003, the registrant had 2,836,332 shares of its common stock outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                               September 30
June 30
                                                   2003
2003
                                                   ----
----
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,524        $
5,908
      Trade accounts receivable, net               25,945
35,367
      Inventories, net                             49,291
47,247
      Deferred income taxes                         4,469
4,469
      Other                                         4,240
4,104
                                                 --------
--------
          Total current assets                     92,469
97,095

    Property, plant and equipment, net             29,311
30,210
    Investment in affiliates                        2,627
2,550
    Goodwill                                       12,690
12,876
    Deferred income taxes                          20,215
20,164
    Intangible pension asset                           24
24
    Other assets                                    7,835
7,439
                                                 --------
--------
                                                 $165,171
$170,358
                                                 --------
--------
                                                 --------
--------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  1,057        $
2,429
      Current maturities on long-term debt          2,857
2,857
      Accounts payable                             14,273
16,115
      Accrued liabilities                          25,073
24,885
                                                 --------
--------
          Total current liabilities                43,260
46,286

    Long-term debt                                 15,340
16,584
    Accrued retirement benefits                    56,528
56,732
                                                 --------
--------
                                                  115,128
119,602

    Minority Interest                                 495
485

    Shareholders' Equity:
      Common stock                                 11,653
11,653
      Retained earnings                            82,871
83,191
      Unearned Compensation                          (408)
-
      Accumulated other comprehensive loss        (27,587)
(26,978)
                                                 --------
--------
                                                   66,529
67,866
      Less treasury stock, at cost                 16,981
17,595
                                                 --------
--------
          Total shareholders' equity               49,548
50,271
                                                 --------
--------
                                                 $165,171
$170,358
                                                 --------
--------
                                                 --------
--------
The notes to consolidated financial statements are an integral part of this statement.  Amounts in thousands.

                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Three Months
Ended
                                                        September
30
                                                     2003
2002
                                                     ----
----
Net sales                                          $37,966
$36,521
Cost of goods sold                                  29,070
30,591
                                                   -------
-------
                                                     8,896
5 930
Marketing, engineering and
  administrative expenses                            8,358
8 319
Interest expense                                       280
308
Other income, net                                     (205)
(41)
                                                   -------
-------
                                                     8,433
8,586
                                                   -------
-------

Earnings (loss) before income taxes
   and minority interest                               463
(2,656)
Income taxes                                           281
(895)
                                                   -------      --
-----
Earnings (loss) before minority interest               182
(1,761)
Minority Interest                                      (11)
30
                                                   -------
-------
  Net earnings (loss)                              $   171     ($
1,731)
                                                   -------
-------
                                                   -------
-------

Dividends per share                                $ 0.175      $
0.175


Earnings per share data:
  Basic earnings (loss) per share                  $  0.06     ($
0.62)
  Diluted earnings (loss) per share                $  0.06     ($
0.62)


Shares outstanding data:
  Average shares outstanding                         2,803
2,808
  Dilutive stock options                                36
-
                                                   -------
-------
  Diluted shares outstanding                         2,839
2,808
                                                   -------
-------
                                                   -------
-------

Comprehensive income (loss):
  Net earnings (loss)                              $   171     ($
1,731)
  Other comprehensive loss:
    Foreign currency translation adjustment           (609)
(37)
                                                   -------
-------

  Comprehensive loss:                             ($   438)    ($
1,768)
                                                   -------
-------
                                                   -------      --
-----
In thousands of dollars except per share statistics.  Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

<CATPION>
                                                     Three Months
Ended
                                                        September
30
                                                     2003
2002
                                                     ----
----
Cash flows from operating activities:
  Net earnings (loss)                              $  171      ($
1,731)
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                 1,356
1,354
      Equity in earnings of affiliate                (122)
(147)
      Dividends received from affiliate                45
95
      Net change in working capital,
        excluding cash and debt, and other          4,555
2,571
                                                   ------
------
                                                    6,005
2 142
                                                   ------
------
Cash flows from investing activities:
   Acquisitions of fixed assets                      (550)
(703)
                                                   ------
------
                                                     (550)
(703)
                                                   ------        -
-----
Cash flows from financing activities:
  Decrease in notes payable, net                   (1,213)
(139)
  Proceeds (payments) of long-term debt            (1,270)
350
  Proceeds from exercise of stock options             193
-
  Dividends paid                                     (491)
(491)
                                                   ------
------
                                                   (2,781)
(280)
                                                   ------
------

Effect of exchange rate changes on cash               (58)
211
                                                   ------
------
  Net change in cash and cash equivalents           2,615
1,370

Cash and cash equivalents:
  Beginning of period                               5,908
7,313
                                                   ------
------
  End of period                                   $ 8,524       $
8,683
                                                   ------
------
                                                   ------
------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

A.     Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In fiscal 2004, the joint venture agreement governing Twin Disc Nico Co., LTD (TDN) was amended. Under the new agreement, sales into certain territories have been transferred to the joint venture partner in exchange for which TDN receives a product development fee equal to the gross margin formerly earned on such sales. The effect of this change was to reduce sales by 3,100,000 for the quarter ended September 30, 2003, with no effect on net earnings. Product development fees included in first quarter revenue approximated $155,000.


B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                     September 30,        June 30
                                          2003             2003
                                       ----------       ---------
Inventories:
   Finished parts                        $36,621         $36,175
   Work in process                         7,930           7,003
   Raw materials                           4,740           4,069
                                         -------         -------
                                         $49,291         $47,247
                                         -------         -------
                                         -------         -------

C.     WARRANTY

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

The following is a listing of the activity in the warranty reserve during the period ended September 30, 2003.
                                 Three Months Ended
                                 September 30, 2003

Reserve balance, beginning of period         $6,070,000
Current period expense                          884,000
Payments or credits to customers               (855,000)
                                        ---------
Reserve balance, end of period               $6,099,000
                                                =========

D.     Contingencies

The Company has made a $117,000 payment in trust in settlement of its exposure to a superfund site and anticipates that no further payments will be required. Additionally, the Company is subject to certain product liability matters in the normal course of business.

At September 30, 2003 the Company has accrued approximately $100,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.



D.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows
(in
thousands):

                                       September 30,
September 30,
                                           2003
2002
                                       -------------
-------------
Manufacturing segment sales             $  33,147
$  30,464
Distribution segment sales                 12,961
13,849
Inter/Intra segment sales                  (8,142)
(7,792)
                                        ---------
---------
Net sales                               $  37,966
$  36,521
                                        ---------
---------
                                        ---------
---------

Manufacturing segment earnings          $     (33)
$  (2,477)
Distribution segment earnings               1,164
455
Inter/Intra segment loss                     (668)
(634)
                                        ---------
---------
Earnings (loss) income taxes
   and minority interest                $     463
$  (2,656)
                                        ---------
---------
                                        ---------
---------


Assets                                 September 30,
June 30,
                                           2003
2003
                                       -------------
------------
Manufacturing segment assets            $ 148,619
$ 152,093
Distribution segment assets                29,312
32,761
Corporate assets and elimination
  of inter-company assets                 (12,760)
(14,496)

                                         --------
--------
                                        $ 165,171
$ 170,358
                                         --------
--------
                                         --------
--------

E.    RECENTLY ISSUED ACCOUNTING STANDARDS

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


F.      STOCK OPTION PLANS

The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the condensed consolidated statements of operations. During the third quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation " Transition and Disclosure." Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                             Three Months Ended
                                     September 30,
                                  ------------------
                               2003         2002

                                    ----      ----
Net earnings (loss)
     As reported                 $   171   ($ 1,731)
     Pro forma                      171  (  1,805)

Basic earnings (loss) per share
      As reported                $  0.06      ($  0.62)
      Pro forma                    0.06  (   0.64)

Diluted earnings (loss) per share
      As reported                $  0.06   ($  0.62)
      Pro forma                         0.06  (   0.64)

In fiscal 2004, The Company issued stock grants for 25,000 shares, 12,500 of these grants vest in 2 years from the date of grant and 12,500 vest in 4 years. The fair market value of the grants based on the market price at the date of grant was $421,000. The grants are recorded as Unearned Compensation and amortized over 2 and 4 year periods, amortization in the quarter ended September 30, 2003 approximated $13,000.

Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS

In the financial review that follows, we discuss our results of operations, financial condition and certain other information.
This discussion should be read in conjunction with our consolidated financial statements and related notes.

Net sales for the first quarter were 4.0% above year-ago levels. In fiscal 2004, the Company's joint venture agreement governing Twin Disc Nico Co., LTD (TDN) was amended. Under the new agreement, sales into certain territories have been transferred to the joint venture partner in exchange for which TDN receives an engineering and product development fee equal to the gross margin formerly earned on such sales. The effect of this change was to reduce sales by $3.1 million for the quarter ended September 30, 2003, with no effect on net earnings. Product development fees included in first quarter revenue approximated $155,000. Adjusted for this change, sales would have been up 12.4% versus the comparable quarter in fiscal 2003. Compared to the first quarter of fiscal 2003, the Euro and Asian currencies strengthened against the US dollar. The impact of this strengthening on foreign operations was to increase revenues by approximately $1.6 million versus the prior year.

The increase in fiscal 2004's first quarter sales was driven by improved sales at our domestic operations as well as year-over-year growth at our foreign operations. All product markets posted gains versus the prior year, the largest increases coming in marine and propulsion products. In the first quarter of fiscal 2003, the Company experienced supplier quality problems at our domestic manufacturing operations that reduced production efficiency and delayed shipments, primarily of marine and powershift transmission products.

Our distribution subsidiaries posted double-digit growth in sales versus the prior year's first quarter, increasing by over $2 million. This growth was primarily driven by the year-over-year
growth in our marine markets.   As noted above, sales of our
marine and propulsion products were particularly strong in comparison to the first fiscal quarter of last year. However, marine transmissions for the commercial boat market continue to remain weak. Domestically, continued softness in our industrial and non-marine products were offset by favorable year-over-year growth in our propulsion business, driven by sales of Arneson surface drives, and marine business. Despite the continued softness in the industrial and non-marine transmission markets, the Company was able to post modest year-over-year increases.

Gross margin as a percentage of sales improved significantly, increasing from 16.2% of sales in fiscal 2003's first quarter to 23.4% of sales in fiscal 2004. This increase was driven primarily by improved product mix, the impact of cost reduction efforts as well as the impact of the restructuring program undertaken in fiscal 2003's second quarter. Additionally, the supplier quality problems encountered in fiscal 2003's first quarter, mentioned above, caused last year's gross margin as a percentage of sales to be unusually low. The change in the TDN joint venture agreement accounted for approximately 140 basis points of the improvement, as those sales were at lower margin rates.

Marketing, engineering, and administrative (ME&A) expenses were relatively flat to last year's first fiscal quarter. Favorable improvements at our domestic operations, primarily as a result of recent cost reduction efforts, of over $0.4 million were offset by the unfavorable year-over-year exchange rate impact at our foreign operations of $0.3 million. Interest expense for the quarter was 9% below the same quarter last year due primarily to lower borrowings as well as a mix of borrowings at a lower weighted average interest rate. The effective income tax rate was higher than a year ago due to a greater proportion of overseas earnings, which are taxed at a higher rate.

Financial Condition, Liquidity and Capital Resources

As of September 30, 2003, the Company had net working capital of $49.2 million, which represents a slight decrease from a net working capital of $50.8 million as of June 30, 2003. For the three months ended September 30, 2003, net cash flows from operations were $6.0 million compared to $2.1 million for the first quarter of fiscal 2003. The first quarter of fiscal 2004 saw a significant reduction in accounts receivable balances versus June 30, 2003. The reduction of $9.4 million occurred as the Company realized collections from the strong sales months of May and June 2003. Our domestic manufacturing and Italian operations accounted for nearly $6 million of the accounts receivable reduction. The change in the TDN joint venture agreement discussed above accounted for a further $2 million decrease in accounts receivable.

Net acquisitions of fixed assets for the quarter totaled $0.6 million. In fiscal 2003, we increased capital spending by $2.3 million compared to fiscal 2002 as the Company further developed its key manufacturing cells in both our domestic and European operations. We expect this trend to continue in fiscal 2004.

The Company used excess cash to continue to pay down the balance on its revolver, which had outstanding balances of $9.6 million and $10.9 million as of September 30, 2003 and June 30, 2003, respectively. The impact of the above cash flows was a net increase of $2.6 million in cash during the quarter. The Company's balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

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

Twin Disc's significant accounting policies are described in Note
A in the Notes to Consolidated Financial Statements in the Annual
Report for June 30, 2003. There have been no significant changes to those accounting policies subsequent to June 30, 2003.

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

Interest rate risk - The Company=s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at the prime interest rate minus .5% or LIBOR plus 2.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 30, 2003 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $10,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company=s revenues in the three months ended September 30, 2003 and 2002 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders= equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2003 and 2002 was the Euro. At September 30, 2003 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $3,981,000 with a weighted average maturity of 41 days. The fair value of the Company=s contracts was a loss of approximately $70,000 at September 30, 2003. At June 30, 2003 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,701,000 with a weighted average maturity of 50 days. The fair value of the Company=s contracts was approximately zero at June 30, 2003.

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

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 30, 2003, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated B The Accelerator 401(k) Savings Plan (the "Plan") the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. During the fiscal year ended June 30, 2003, 68 Plan participants allocated an aggregate of $81,000 toward this investment option. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, and, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2002, the Company filed a Form S-8 to register 100,000 shares of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

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

Item 6.      Exhibits and Reports on Form 8-K.

A Form 8-K was filed on July 28, 2003 for a press release announcing financial results for fiscal 2003 fourth quarter and full year.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


  November 14, 2003                       /S/      FRED H. TIMM
  -----------------------
---------------------------
          (Date)                          Fred H. Timm
                                          Vice President -
Administration and
                                          Secretary