Form 10-Q/A
period 2003-09-30
TWIN DISC INC
filed 2003-11-18
CIK 100378

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

                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2003          2002
                                                     ----          ----
Net sales                                          $37,966      $36,521
Cost of goods sold                                  29,070       30,591
                                                   -------      -------
                                                     8,896        5 930
Marketing, engineering and
  administrative expenses                            8,358        8 319
Interest expense                                       280          308
Other income, net                                     (205)         (41)
                                                   -------      -------
                                                     8,433        8,586
                                                   -------      -------

Earnings (loss) before income taxes
   and minority interest                               463       (2,656)
Income taxes                                           281         (895)
                                                   -------      -------
Earnings (loss) before minority interest               182       (1,761)
Minority Interest                                      (11)          30
                                                   -------      -------
  Net earnings (loss)                              $   171     ($ 1,731)
                                                   -------      -------
                                                   -------      -------

Dividends per share                                $ 0.175      $ 0.175


Earnings per share data:
  Basic earnings (loss) per share                  $  0.06     ($  0.62)
  Diluted earnings (loss) per share                $  0.06     ($  0.62)


Shares outstanding data:
  Average shares outstanding                         2,803        2,808
  Dilutive stock options                                36            -
                                                   -------      -------
  Diluted shares outstanding                         2,839        2,808
                                                   -------      -------
                                                   -------      -------

Comprehensive income (loss):
  Net earnings (loss)                              $   171     ($ 1,731)
  Other comprehensive loss:
    Foreign currency translation adjustment           (609)         (37)
                                                   -------      -------

  Comprehensive loss:                             ($   438)    ($ 1,768)
                                                   -------      -------
                                                   -------      -------
In thousands of dollars except per share statistics.  Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2003          2002
                                                     ----          ----
Cash flows from operating activities:
  Net earnings (loss)                              $  171      ($ 1,731)
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                 1,356         1,354
      Equity in earnings of affiliate                (122)         (147)
      Dividends received from affiliate                45            95
      Net change in working capital,
        excluding cash and debt, and other          4,555         2,571
                                                   ------        ------
                                                    6,005         2 142
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                      (550)         (703)
                                                   ------        ------
                                                     (550)         (703)
                                                   ------        ------
Cash flows from financing activities:
  Decrease in notes payable, net                   (1,213)         (139)
  Proceeds (payments) of long-term debt            (1,270)          350
  Proceeds from exercise of stock options             193             -
  Dividends paid                                     (491)         (491)
                                                   ------        ------
                                                   (2,781)         (280)
                                                   ------        ------

Effect of exchange rate changes on cash               (58)          211
                                                   ------        ------
  Net change in cash and cash equivalents           2,615         1,370

Cash and cash equivalents:
  Beginning of period                               5,908         7,313
                                                   ------        ------
  End of period                                   $ 8,524       $ 8,683
                                                   ------        ------
                                                   ------        ------

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

The following is a listing of the activity in the warranty reserve during the period ended September 30, 2003.
						   Three Months Ended
						   September 30, 2003

Reserve balance, beginning of period                $6,070,000
Current period expense                                 884,000
Payments or credits to customers                      (855,000)
                                                     ---------
Reserve balance, end of period                      $6,099,000
                                                     ---------
                                                     ---------
D.     Contingencies

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

Financial Condition, Liquidity and Capital Resources

As of September 30, 2003, the Company had net working capital of $49.2 million, which represents a slight decrease from a net working capital of $50.8 million as of June 30, 2003. For the three months ended September 30, 2003, net cash flows from operations were $6.0 million compared to $2.1 million for the first quarter of fiscal 2003. The first quarter of fiscal 2004 saw a significant reduction in accounts receivable balances versus June 30, 2003. The reduction of $9.4 million occurred as the Company realized collections from the strong sales months of May and June 2003. Our domestic manufacturing and Italian operations accounted for nearly $6 million of the accounts receivable reduction
  The change in the TDN joint venture agreement discussed above accounted for a further $2 million decrease in accounts receivable.

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

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

Contractual Obligations   Total     Less than      1-3        4-5     After 5
                                      1 year      Years      Years     Years
Short-term debt          $ 1,057     $ 1,057
Revolver borrowing       $ 9,600                 $ 9,600
Long-term debt           $ 8,597     $ 2,857     $ 5,740
Operating leases         $11,061     $ 2,868     $ 3,762    $2,213    $2,218
Total obligations        $30,315     $ 6,782     $19,102    $2,213    $2,218

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

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company's revenues in the three months ended September 30, 2003 and 2002 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2003 and 2002 was the Euro. At September 30, 2003 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $3,981,000 with a weighted average maturity of 41 days. The fair value of the Company's contracts was a loss of approximately $70,000 at September 30, 2003. At June 30, 2003 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,701,000 with a weighted average maturity of 50 days. The fair value of the Company's contracts was approximately zero at June 30, 2003.

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

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated B The Accelerator 401(k) Savings Plan (the "Plan") the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. During the fiscal year ended June 30, 2003, 68 Plan participants allocated an aggregate of $81,000 toward this investment option. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, nd, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2002, the Company filed a Form S-8 to register 100,000 shares of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

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