Form 10-Q
period 2003-12-31
TWIN DISC INC
filed 2004-02-12
CIK 100378

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2003       Commission File Number  1-7635


                         TWIN DISC, INCORPORATED
         (Exact name of registrant as specified in its charter)


         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1328 Racine Street, Racine, Wisconsin                             53403-1758
(Address of principal executive offices)                          (Zip  Code)

     Registrant's telephone number, including area code (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No    .

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes       No  X .

At January 30, 2004, the registrant had 2,844,732 shares of its common stock outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1.   Financial Statements.

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                               December 31       June 30
                                                   2003            2003
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  9,995        $  5,908
      Trade accounts receivable, net               26,658          35,367
      Inventories, net                             54,844          47,247
      Deferred income taxes                         4,469           4,469
      Other                                         4,214           4,104
                                                 --------        --------
          Total current assets                    100,180          97,095

    Property, plant and equipment, net             29,111          30,210
    Investment in affiliates                        2,676           2,550
    Goodwill                                       12,927          12,876
    Deferred income taxes                          20,070          20,164
    Intangible pension asset                           24              24
    Other assets                                    7,956           7,439
                                                 --------        --------
                                                 $172,944        $170,358
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  1,678        $  2,429
      Current maturities on long-term debt          2,857           2,857
      Accounts payable                             14,811          16,115
      Accrued liabilities                          24,451          24,885
                                                 --------        --------
          Total current liabilities                43,797          46,286

    Long-term debt                                 17,720          16,584
    Accrued retirement benefits                    57,636          56,732
                                                 --------        --------
                                                  119,153         119,602

    Minority Interest                                 503             485

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            82,875          83,191
      Unearned Compensation                          (388)              0
      Accumulated other comprehensive loss        (23,957)        (26,978)
                                                 --------        --------
                                                   70,183          67,866
      Less treasury stock, at cost                 16,895          17,595
                                                 --------        --------
          Total shareholders' equity               53,288          50,271
                                                 --------        --------
                                                 $172,944        $170,358
                                                 --------        --------
                                                 --------        --------
The notes to consolidated financial statements are an integral part of this statement.  Amounts in thousands.

                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   Three Months Ended       Six Months Ended
                                        December 31            December 31
                                     2003      2002         2003       2002
                                     ----      ----         ----       ----
Net sales                          $42,371   $42,794      $80,337    $79,315
Cost of goods sold                  31,650    36,114       60,720     66,705
                                   -------   -------      -------    -------
                                    10,721     6,680       19,617     12,610
Marketing, engineering and
  administrative expenses            9,277     8,971       17,635     17,290
Restructuring of operations              0     2,042            0      2,042
Interest expense                       283       325          563        633
Other expense (income),net              21       (64)        (184)      (105)
                                   -------   -------      -------    -------
                                     9,581    11,274       18,014     19,860
                                   -------   -------      -------    -------

Earnings (loss) before income taxes
  and minority interest              1,140    (4,594)       1,603     (7,250)
Income taxes                           624    (1,536)         905     (2,431)
                                   -------   -------      -------    -------
Earnings (loss) before minority
  interest                             516    (3,058)         698     (4,819)
Minority interest                       (8)      (29)         (19)         1
                                   -------   -------       -------   -------
     Net earnings (loss)           $   508  ($ 3,087)      $  679   ($ 4,818)
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------

Dividends per share                $ 0.175   $ 0.175      $  0.35    $  0.35

Earnings (loss)per share data:
  Basic earnings (loss) per share  $  0.18  ($  1.10)     $  0.24   ($  1.72)
  Diluted earnings (loss) per share$  0.18  ($  1.10)     $  0.24   ($  1.72)

Shares outstanding data:
  Average shares outstanding         2,813     2,808        2,808      2,808
  Dilutive stock options                20         0           15          0
                                   -------   -------      -------    -------
  Diluted shares outstanding         2,833     2,808        2,823      2,808
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------
Comprehensive income (loss):
  Net earnings (loss)              $   508  ($ 3,087)     $   679   ($ 4,818)
  Foreign currency translation
    adjustment                       3,630     1,487        3,021      1,450
                                   -------   -------      -------    -------
  Comprehensive income (loss)      $ 4,138  ($ 1,600)     $ 3,700   ($ 3,368)
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Six Months Ended
                                                         December 31
                                                     2003          2002
                                                     ----          ----
Cash flows from operating activities:
  Net earnings (loss)                             $   679      ($ 4,818)
  Adjustments to reconcile to net cash
    provided by operating activities:
      Depreciation and amortization                 2,783         2,774
      Unearned Compensation                           104             0
      Equity in earnings of affiliate                (240)         (223)
      Dividends received from affiliate               115           185
      Restructuring of operations                       0         2,042
      Write-off of impaired asset                       0           773
      Net change in working capital,
        excluding cash and debt, and other          1,414         3,617
                                                   ------        ------
                                                    4,855         4,350
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                      (920)       (1,764)
   Proceeds from sales of fixed assets                 28             0
                                                   ------        ------
                                                     (892)       (1,764)
                                                   ------        ------
Cash flows from financing activities:
  Increase (decrease) in debt, net                    372          (687)
  Proceeds from exercise of stock options             207             0
  Dividends paid                                     (995)         (983)
                                                   ------        ------
                                                     (416)       (1,670)
                                                   ------        ------

Effect of exchange rate changes on cash               538           400
                                                   ------        ------
  Net change in cash and cash equivalents           4,087         1,316

Cash and cash equivalents:
  Beginning of period                               5,908         7,313
                                                   ------        ------
  End of period                                   $ 9,995       $ 8,629
                                                   ------        ------
                                                   ------        ------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

A.     Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In fiscal 2004, the joint venture agreement governing Twin Disc Nico Co., LTD (TDN) was amended. Under the new agreement, sales into certain territories have been transferred to the joint venture partner in exchange for which TDN receives a product development fee equal to the gross margin formerly earned on such sales. The effect of this change was to reduce sales by $3,200,000 and $6,300,000 for the quarter and six months ended December 31, 2003, with no effect on net earnings. Product development fees included in the quarter and six months ended December 31, 2003 approximated $175,000 and $330,000 respectively.

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                      December 31,       June 30,
                                          2003             2003
                                       ----------       ---------
Inventories:
   Finished parts                      $ 42,954          $36,175
   Work in process                        6,477            7,003
   Raw materials                          5,413            4,069
                                        -------          -------
                                       $ 54,844          $47,247
                                        -------          -------
                                        -------          -------
C.     Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the period ended December 31, 2003.

                                         Three Months Ended   Six Months Ended
                                          December 31, 2003   December 31, 2003

Reserve balance, beginning of period       $6,099,000            $6,070,000
Current period expense                        922,000             1,805,000
Payments or credits to customers              770,000             1,624,000
                                            ---------             ---------
Reserve balance, end of period             $6,251,000            $6,251,000
                                            =========             =========

D.     Contingencies

The Company has made a $117,000 payment in trust in settlement of its exposure to a superfund site and anticipates that no further payments will be required. Additionally, the Company is subject to certain product liability matters in the normal course of business.

At December 31, 2003, the Company has accrued approximately $100,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

E.    Business Segments

Information about the Company's segments is summarized as follows (in thousands):
                                  Three Months Ended       Six Months Ended
                                     December 31              December 31
                                    2003       2002        2003        2002
                                    ---------------        ----------------
Manufacturing segment sales       $40,787    $36,428     $73,934     $66,892
Distribution segment sales         14,250     15,671      27,211      29,520
Inter/Intra segment sales         (12,666)    (9,305)    (20,808)    (17,097)
                                   ------     ------      ------      ------
Net sales                         $42,371    $42,794     $80,337     $79,315
                                   ======     ======      ======      ======

Manufacturing segment earnings    $ 1,564    $(4,516)    $ 1,531     $(6,993)
Distribution segment earnings         815        710       1,979       1,165
Inter/Intra segment loss           (1,239)      (788)     (1,907)     (1,422)
                                   ------     ------      ------      ------
Earnings (loss) before income taxes
  and minority interest           $ 1,140   $(4,594)     $ 1,603     $(7,250)
                                   ======    ======       ======      ======

Assets                                  December 31,               June 30,
                                           2003                      2003
                                       -------------            ------------
Manufacturing segment assets            $155,632                  $152,093
Distribution segment assets               30,318                    32,761
Corporate assets and elimination
  of inter-company assets                (13,006)                  (14,496)

                                        --------                  --------
                                        $172,944                  $170,358
                                         =======                   =======

F.    Recently Issued Accounting Standards

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and
equity.   It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this Statement and it had no impact on its financial statements.

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

                                  Three Months Ended         Six Months Ended
                                      December 31,             December 31,
                                  ------------------         ----------------
				    2003      2002           2003       2002
                                    ----      ----           ----       ----
Net earnings (loss)
     As reported             $   508     ($ 3,087)       $  679    ($4,818)
     Pro forma                	 508	 (  3,087)          679    ( 4,892)

Basic earnings (loss) per share
      As reported            $  0.18     ($  1.10)       $  0.24   ($ 1.72)
      Pro forma              	0.18	 (   1.10)          0.24   (  1.74)

Diluted earnings (loss) per share
      As reported            $  0.18     ($  1.10)       $  0.24   ($ 1.72)
      Pro forma              	0.18	 (   1.10)          0.24   (  1.74)

In fiscal 2004, The Company issued restricted stock grants for 25,000 shares, 12,500 of these shares vest in 2 years from the date of grant and 12,500 vest in 4 years. The fair market value of the grants based on the market price at the date of grant was $421,000. The grants are recorded as Unearned Compensation and amortized over 2 and 4 year periods, amortization in the quarter ended December 31, 2003 approximated $104,000.

H.     Subsequent Event

In January 2004, the Company sold its 25% minority interest in Palmer Johnson Distributors, LLC (PJD) to the majority holder, PJD, Inc. for $3,900,000 cash, which approximated the net book value of the investment. The results of this transaction will be reflected in the Company's third quarter financial results. For the six months ended December 31, 2003 and the fiscal year ended
June 30, 2003, the Company recognized pre-tax earnings of $240,000 and $414,000, respectively, from its investment in PJD. In addition, the Company received cash distributions of $195,000 and $303,000 for the first half of fiscal year 2004 and all of fiscal year 2003, respectively.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes.

Results of Operations
---------------------

Comparison of the Second Quarter of FY 2004 with the Second Quarter of FY
-------------------------------------------------------------------------
2003
----

Net sales for the second quarter were 1.0% below year-ago levels. In fiscal 2004, the Company's joint venture agreement governing Twin Disc Nico Co., LTD
(TDN) was amended. Under the new agreement, sales into certain territories have been transferred to the joint venture partner in exchange for which TDN receives an engineering and product development fee equal to the gross margin formerly earned on such sales. The effect of this change was to reduce sales by $3.2 million for the quarter ended December 31, 2003, with no effect on net earnings. Compared to the second quarter of fiscal 2003, the Euro and Asian currencies strengthened against the US dollar. The impact of this strengthening on foreign operations was to increase revenues by approximately $3.3 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up 12% versus the same period last year. Of this increase, our domestic manufacturing operations in the U.S. accounted for 4.0 percentage points of the total improvement. When compared to the prior fiscal year's second quarter, our domestic manufacturing operations saw double-digit growth in the industrial, marine and propulsion product segments, offset by a decline in the transmission product group.
Of the remaining nearly 8.0 percentage point improvement, the impact of a stronger Euro at our Belgian and Italian manufacturing operations accounted for 5.6 percentage points, with the majority of the remaining increase coming from sales growth at our Italian manufacturing operation.

Our distribution segment experienced a 9% decline versus the second quarter of fiscal 2003. The change in the TDN agreement discussed above accounted for a decrease of 20%. Adjusted for this change, sales are 11% above the same period last year. A little more than half of this improvement can be attributed to the effect of a weaker dollar among most Asian currencies.
The elimination for net inter/intra segment sales increased $3.4 million, accounting for the remainder of the net decrease in sales versus the same period last year.

Gross margin as a percentage of sales improved significantly, increasing from 15.6% of sales in fiscal 2003's second quarter to 25.3% of sales in fiscal 2004. This increase was driven primarily by improved product mix, the impact of cost reduction efforts as well as the impact of the restructuring program undertaken in fiscal 2003's second quarter. Supplier quality problems encountered in fiscal 2003's first and second quarters caused last year's gross margin as a percentage of sales to be unusually low. Additionally, the Company took a pre-tax FAS 144 impairment charge of $0.8 million in the prior year's fiscal second quarter to write-down the value of a license agreement to manufacture and distribute certain products. This charge reduced gross margin as a percentage of sales by 180 basis points. The change in the TDN joint venture agreement, mentioned above, accounted for approximately 120 basis points of the current fiscal year's second quarter improvement, as those sales were at historically low margin rates.

Marketing, engineering, and administrative (ME&A) expenses were 3.4% higher compared to last year's second fiscal quarter. Favorable improvements at our domestic operations, primarily as a result of recent cost reduction efforts, of over $0.2 million were offset by the unfavorable year-over-year exchange rate impact at our foreign operations of $0.5 million.

In the prior fiscal year's second quarter, the Company implemented severance and voluntary separation programs to align its workforce with market conditions. These actions resulted in a pre-tax restructuring charge of $2.0 million and were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. The charge consisted of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees.

Interest expense for the quarter was 13% below the same quarter last year due primarily to lower borrowings as well as a mix of borrowings at a lower weighted interest rate.

The consolidated income tax rate was higher than a year ago primarily due to increased overseas earnings, which were taxed at a higher rate.

Comparison of the First Six Months of FY 2004 with the First Six Months of FY
-----------------------------------------------------------------------------
2003
----
Net sales for the first six months of fiscal 2004 were $80.3 million, up 1.3% from the $79.3 million reported in the same six-month period of last year. Sales were positively impacted by net favorable currency exchange rates, primarily stronger Euro and Australian Dollar in relation to the U.S. Dollar, of approximately $5.2 million, when compared to the first six months of last fiscal year. The change in the TDN joint venture agreement, mentioned above, reduced sales by $6.3 million for the six months ended December 31, 2003, with no effect on net earnings.

Sales at our manufacturing operations were up 11% versus the same six-month period last year. Of this increase, our domestic manufacturing operations in the U.S. accounted for nearly 4.0 percentage points of the total improvement. When compared to the first six months of fiscal 2003, all product groups, except transmission, saw significant year-over-year growth. At our Belgian and Italian operations, a stronger Euro, in relation to the U.S. Dollar, resulted in a net favorable exchange rate impact of $3.1 million for the first six months of fiscal 2004, or 4.6 percentage points of the total manufacturing operations improvement.

Our distribution segment experienced an 8% decline versus the first six months of fiscal 2003. The change in the TDN agreement discussed above accounted for a decrease of 18%. Adjusted for this change, sales are 10% above the same period last year. A little more than half of this improvement can be attributed to the effect of a weaker dollar against the Australian, Singapore and Canadian Dollars, and the Japanese Yen.

The elimination for net inter/intra segment sales increased $3.7 million, accounting for the remainder of the net decrease in sales versus the same period last year.

Gross margin as a percentage of sales of 24.4% was up 8.5 percentage points from the first six months of fiscal 2003. This improvement was driven by a number of factors including improved product mix, the effect of restructuring and cost reduction actions, and the absence of manufacturing inefficiencies caused by supplier quality problems experienced in the first half of the prior fiscal year. Additionally, as mentioned above, the FAS 144 impairment charge taken in the second quarter of the prior fiscal year and the change in the TDN agreement contributed 210 basis points to the year-over-year improvement for the six months ended December 31, 2003.

Marketing, engineering, and administrative (ME&A) expenses of $17.6 million, or 22.0% of sales, increased 0.2 percentage points, or $0.3 million, when compared to the first six months of last year. The impact of currency exchange rates, primarily the stronger Euro and Australian Dollar, contributed $0.8 million to the year-over-year increase.

In the prior fiscal year's second quarter, the Company implemented severance and voluntary separation programs to align its workforce with market conditions. These actions resulted in a pre-tax restructuring charge of $2.0 million and were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. The charge consisted of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees.

Interest expense was 11% lower than the same six-month period one year ago. Average outstanding debt levels declined 9.6%, or approximately $2.2 million, from the same six-month period one year ago. The decline in interest expense was greater than the corresponding decrease in debt levels primarily due to the fact that the average weighted interest rate decreased year-over-year.

The consolidated income tax rate was higher than a year ago primarily due to increased overseas earnings, which were taxed at a higher rate.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

Comparison between December 31, 2003 and June 30, 2003
------------------------------------------------------

As of December 31, 2003, the Company had net working capital of $56.4 million, which represents an 11% increase from a net working capital of $50.8 million as of June 30, 2003.

Cash and cash equivalents increased $4.1 million, or approximately 69.5%, to $10.0 million as of December 31, 2003. This increase came primarily at our two European manufacturing locations in Belgium and Italy and approximately equals the decrease in accounts receivable (including intercompany receivables) at these locations.

Trade receivables of $26.7 million were down $8.7 million versus last fiscal year-end. Over $3 million of this change can be attributed to the amendment in the TDN joint venture agreement discussed above.

Net inventory increased by $7.6 million versus June 30, 2003. Of this increase, $1.8 million was due to the translation impact of a stronger Euro and Australian Dollar, in relation to the U.S. Dollar, at our foreign operations. The majority of the remaining increase came at our domestic manufacturing location. This increase is primarily due to higher inventory levels in our transmission business as we prepare to deliver systems for a military contract in the second half of this fiscal year and into the next fiscal year.

Net property, plant and equipment declined $1.1 million versus June 30, 2003. This is primarily due to the fact that net acquisition of fixed assets of $0.9 million in the first six months of this fiscal year trailed depreciation and amortization expense of $2.8 million. This was offset by the net translation impact of a stronger Euro and Australian Dollar.

Accounts payable of $14.8 million were $1.3 million lower than June 2003.
Our joint venture in Japan, TDN, experienced a $3 million decrease in accounts payable, attributable primarily to the change in the joint venture agreement mentioned previously. Adjusted for the TDN change, accounts payable increased approximately $1.7 million. The increase came primarily at our domestic U.S manufacturing operation and is consistent with the increase in inventories noted above. The net foreign currency translation impact was to increase accounts payable by $0.3 million.

Total borrowings, notes payable and long-term debt, as of December 31, 2003 increased slightly by $0.4 million, or less than 2%, to $22.3 million versus June 30, 2003.

Total shareholders' equity increased by $3.0 million to a total of $53.3 million. Retained earnings decreased by $0.3 million. The net decrease in retained earnings included $0.7 million in net earnings reported year-to-date, offset by $1.0 million in dividend payments. Net favorable foreign currency translation of $3.0 million was reported as the U.S. Dollar weakened against the Euro and the Australian Dollar during the first six months.

The Company's balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. In January 2004, subsequent to the end of the second fiscal quarter, the company announced the sale of its 25% minority interest in Palmer Johnson Distributors, LLC for $3.9 million in cash, which approximated the net book value of the investment. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

Contractual Obligations   Total     Less than      1-3        4-5     After 5
                                      1 year      Years      Years     Years
Short-term debt          $ 1,678     $ 1,678
Revolver borrowing       $12,000                 $12,000
Long-term debt           $ 8,577     $ 2,857     $ 5,720
Operating leases         $11,061     $ 2,868     $ 3,762    $2,213    $2,218
Total obligations        $33,316     $ 7,403     $21,482    $2,213    $2,218

New Accounting Releases


In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and
equity.   It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this Statement and it had no impact on its financial statements.

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

Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at the prime interest rate minus .5% or LIBOR plus 2.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 31, 2003 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $10,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company's revenues in the three months and six months ended December 31, 2003 and 2002 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2004 and 2003 was the Euro. At December 31, 2003 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,684,000 with a weighted average maturity of 42 days. The fair value of the Company's contracts was a loss of approximately $82,000 at December 31, 2003. At June 30, 2003 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,701,000 with a weighted average maturity of 50 days. The fair value of the Company's contracts was approximately zero at June 30, 2003.

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


Part II. - OTHER INFORMATION

Item 1.     Legal Proceedings.

Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the six months ended December 31, 2003, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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

Item 4.     Submission of Matters to a vote of Security Holders

At the Annual Meeting of Shareholders held October 17, 2003, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1. 	Election of Directors:

      a)  To serve until Annual Meeting in 2006:

        Michael H. Joyce      For:  2,490,889    Authority withheld:  46,630
        David B. Rayburn      For:  2,492,729    Authority withheld:  44,790
        George E. Wardeberg   For:  2,490,526    Authority withheld:  46,993


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

Item 6.      Exhibits and Reports on Form 8-K.

A Form 8-K was filed on January 16, 2004 for a press release announcing financial results for fiscal 2004 second quarter.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TWIN DISC, INCORPORATED
                                            (Registrant)


  February 12, 2004                    /S/ FRED H. TIMM
  -----------------------              ---------------------------
          (Date)                       Fred H. Timm
                                       Vice President - Administration and
                                       Secretary and Duly Authorized Officer