Form 10-Q
period 2004-03-31
TWIN DISC INC
filed 2004-05-14
CIK 100378

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004       Commission File Number 1-7635


                         TWIN DISC, INCORPORATED
         (Exact name of registrant as specified in its charter)



         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                             Identification No.)

1328 Racine Street, Racine, Wisconsin                         53403-1758
(Address of principal executive offices)                      Zip  Code)

     Registrant's telephone number, including area code (262)638-4000

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

At May 11, 2004 the registrant had 2,848,382 shares of its common stock outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1.   Financial Statements.

                        TWIN DISC, INCORPORATED
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)

                                                     March 31       June 30

                                                       2004           2003
                                                       ----           ----
Assets
Current assets:
  Cash and cash equivalents                         $ 11,350        $  5,908
  Trade accounts receivable, net                      32,513          35,367
  Inventories, net                                    55,642          47,247
  Deferred income taxes                                4,469           4,469
  Other                                                2,780           4,104
                                                     -------         -------

    Total current assets                             106,754          97,095

Property, plant and equipment, net                    28,467          30,210
Investments in affiliates                                  -           2,550
Goodwill                                              11,856          12,876
Deferred income taxes                                 20,065          20,164
Intangible pension asset                                  24              24
Other assets                                           7,309           7,439
                                                     -------         -------
                                                    $174,475        $170,358
                                                     =======         =======
Liabilities and Shareholders' Equity
Current liabilities:
  Notes payable                                     $  1,806        $  2,429
  Current maturities on long-term debt                 2,857           2,857
  Accounts payable                                    16,063          16,115
  Accrued liabilities                                 25,421          24,885
                                                     -------         -------
    Total current liabilities                         46,147          46,286

Long-term debt                                        14,921          16,584
Accrued retirement benefits                           58,168          56,732
                                                     -------         -------
                                                     119,236         119,602

Minority interest                                        501             485

Shareholders' equity:

Common stock                                          11,653          11,653
Retained earnings                                     84,153          83,191
Unearned Compensation                                   (346)              -
Accumulated other comprehensive loss                 (23,923)        (26,978)
                                                     -------         -------
                                                      71,537          67,866

  Less treasury stock, at cost                        16,799          17,595
                                                     -------         -------
    Total shareholders' equity                        54,738          50,271
                                                     -------         -------
                                                    $174,475        $170,358
                                                     =======         =======

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                          March 31              March 31
                                    2004          2003      2004         2003
                                     ----      ----         ----         ----

Net  sales                         $48,606    $47,177    $128,943     $126,491
Cost of goods sold                  35,689     36,752      96,409      103,457
                                    ------     ------     -------      -------
                                    12,917     10,425      32,534       23,034

Marketing, engineering and
  administrative expenses            9,520      9,041      27,156       26,331
Restructuring of operations              -          -           -        2,042
Interest expense                       272        350         835          983
Other income                           (42)      (133)       (227)        (238)
                                    ------     ------      ------      -------
                                     9,750      9,258      27,764       29,118
                                    ------     ------      ------      -------
Earnings(loss) before income taxes
  and minority interest              3,167      1,167       4,770       (6,084)
Income taxes                         1,393        650       2,298       (1,781)
                                    ------     ------      ------      -------
Earnings(loss) before minority
  interest                           1,774        517       2,472       (4,303)
Minority interest, net of
  income taxes                           2         (8)        (17)          (6)
                                    ------     ------      ------      -------
     Net earnings(loss)            $ 1,776    $   509     $ 2,455    ($  4,309)
                                    ======     ======      ======      =======

Dividends per share                $ 0.175    $ 0.175     $ 0.525     $  0.525

Earnings(loss) per share data:
  Basic earnings(loss) per share   $  0.63    $  0.18     $  0.87    ($   1.54)
  Diluted earnings(loss) per share $  0.62    $  0.18     $  0.86    ($   1.54)

Shares outstanding data:
  Average shares outstanding         2,819      2,806       2,811        2,807
  Dilutive stock options                29          -          21            -
                                    ------     ------      ------       ------
  Diluted shares outstanding         2,848      2,806       2,832        2,807
                                    ======     ======      ======       ======

Comprehensive Income(loss):
  Net earnings(loss)               $ 1,776    $   509     $ 2,455    ($  4,309)
  Foreign currency translation
    adjustment                          34      1,775       3,055        3,225
                                    ------     ------      ------       ------
  Comprehensive income (loss)      $ 1,810    $ 2,284     $ 5,510    ($  1,084)
                                    ======     ======      ======      =======

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this Statement.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Nine Months Ended
                                                           March 31
                                                       2004         2003
                                                       ----         ----
Cash flows from operating activities:
  Net earnings (loss)                                $ 2,455     $(4,309)
  Adjustments to reconcile to net cash

    provided by operating activities:
     Depreciation and amortization                     4,252       4,191
     Equity in earnings of affiliate                    (240)       (270)
     Dividends received from affiliate                   195         185
     Restructuring of operations                           -       1,463
     Unearned compensation                               146           -
     Write-off of impaired asset                           -         773
     Net change in working capital,
      excluding cash and debt, and other                (554)      1,334
                                                      ------      ------
                                                       6,254       3,367
                                                      ------      ------
Cash flows from investing activities:
   Acquisitions of fixed assets                       (1,681)    (2,765)
   Proceeds from sale of fixed assets                     48         37
   Proceeds from sale of affiliate                     3,811          -
                                                      ------     ------
                                                       2,178     (2,728)
                                                      ------     ------
Cash flows from financing activities:
  Decrease in notes payable                           (2,396)    (2,056)
  Proceeds from exercise of stock options                304          -
  Treasury stock purchase                                  -       (114)
  Dividends paid                                      (1,493)    (1,474)
                                                      ------     ------
                                                      (3,585)    (3,644)
                                                      ------     ------

Effect of exchange rate changes on cash                  595        543
                                                      ------     ------
  Net change in cash and cash equivalents              5,442     (2,462)

Cash and cash equivalents:
  Beginning of period                                  5,908      7,313
                                                      ------     ------
  End of period                                      $11,350    $ 4,851
                                                      ======     ======


The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

A.     Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC)

and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. In fiscal 2004, the joint venture agreement governing Twin Disc Nico Co., LTD (TDN) was amended. Under the new agreement, sales into certain territories have been transferred to the joint venture partner in exchange for which TDN receives a product
development fee equal to the gross margin formerly earned on such sales. The effect of this change was to reduce sales by $3,552,000 and $9,822,000 for the quarter and nine months ended March 31, 2004, with no effect on net earnings. Product development fees included in the quarter and nine months ended
March 31, 2004 approximated $187,000 and $517,000 respectively.

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                        March 31,        June 30,
                                          2004             2003
                                       ----------       ---------
Inventories:
   Finished parts                       $41,498          $36,175
   Work in process                        9,388            7,003
   Raw materials                          4,756            4,069
                                        -------          -------
                                        $55,642          $47,247
                                        =======           ======
C.     Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three and nine ended March 31, 2004.


                                         Three Months Ended  Nine Months Ended
                                           March 31, 2004      March 31, 2004

Reserve balance, beginning of period         $6,251,000          $6,070,000
Current period expense                        1,471,000           3,276,000
Payments or credits to customers             (1,323,000)         (2,947,000)
                                              ---------           ---------
Reserve balance, end of period               $6,399,000          $6,399,000
                                              =========           =========

D.     Contingencies

The Company has made a $117,000 payment in trust in settlement of its exposure to a superfund site and anticipates that no further payments will be required. Additionally, the Company is subject to certain product liability matters in the normal course of business.

At March 31, 2004, the Company has accrued approximately $100,000, which represents management's best estimate available for possible losses related to these contingencies. This amount has been provided over the past several years. Based on the information available, the Company does not expect that any unrecorded liability related to these matters would materially affect the consolidated financial position, results of operations or cash flows.

E.    Business Segments

Information about the Company's segments is summarized as follows (in thousands):
                                  Three Months Ended       Nine Months Ended
                                       March 31                March 31
                                    2004       2003        2004        2003
                                    ---------------        ----------------
Manufacturing segment sales       $45,355    $40,804     $119,289   $107,696
Distribution segment sales         16,134     16,228       43,345     45,748
Inter/Intra segment sales         (12,883)    (9,855)     (33,691)   (26,953)
                                   ------     ------       ------    -------
Net sales                         $48,606    $47,177     $128,943   $126,491
                                   ======     ======      =======    =======

Manufacturing segment earnings    $ 2,709    $ 1,072      $ 4,240   $ (5,921)
Distribution segment earnings       1,363        777        3,342      1,939
Inter/Intra segment loss           (  905)      (682)      (2,812)    (2,102)
                                   ------     ------       ------    -------
Earnings (loss) before income taxes
  and minority interest           $ 3,167    $ 1,167      $ 4,770   $ (6,084)
                                   ======     ======       ======    =======

Assets                                   March 31,                  June 30,
                                           2004                       2003
                                       -------------              ------------
Manufacturing segment assets            $161,314                    $152,093
Distribution segment assets               33,401                      32,761
Corporate assets and elimination
  of inter-company assets                (20,240)                    (14,496)
                                        --------                    --------
                                        $174,475                    $170,358
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

G.      Stock Option Plans

The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the condensed consolidated statements of operations. During the third quarter of fiscal 2003, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock- Based Compensation - Transition and Disclosure." Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                  Three Months Ended        Nine Months Ended
                                      March 31,                  March 31,
                                  ------------------        ----------------
                                   2004         2003           2004     2003
                                   ----         ----           ----     ----
Net earnings (loss)
     As reported                 $ 1,776      $  509       $ 2,455   ($4,309)
     Pro forma                     1,776         509         2,455   ( 4,383)

Basic earnings (loss) per share
      As reported                $  0.63      $  0.18      $  0.87   ($ 1.54)
      Pro forma                     0.63         0.18         0.87   (  1.56)

Diluted earnings (loss) per share

      As reported                $  0.62      $  0.18      $  0.86   ($ 1.54)
      Pro forma                     0.62         0.18         0.86   (  1.56)

In fiscal 2004, The Company issued restricted stock grants for 25,000 shares, 12,500 of these shares vest in 2 years from the date of grant and 12,500 vest in 4 years. The fair market value of the grants based on the market price at the date of grant was $421,000. The grants are recorded as Unearned Compensation and amortized over 2 and 4 year periods, amortization expense for the three and nine months ended March 31, 2004 approximated $42,000 and 146,000, respectively.

H.     Sale of Minority Interest

In January 2004, the Company sold its 25% minority interest in Palmer Johnson Distributors, LLC (PJD) to the majority holder, PJD, Inc. for $3,811,000 cash, which approximated the net book value of the investment. For the nine months ended March 31, 2004 and the fiscal year ended June 30, 2003, the Company recognized pre-tax earnings of $240,000 and $414,000, respectively, from its investment in PJD. In addition, the Company received cash distributions of $195,000 and $303,000 for the first nine months of fiscal year 2004 and all of fiscal year 2003, respectively.

I.     Components of Net Periodic Benefit Cost (in thousands):

During December 2003, the FASB revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," to require additional Disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The interim disclosures required under the revised statement are below.

                                      Three months ended      Nine months ended
                                           March 31                March 31
                                      2004         2003        2004       2003
                                      ----         ----        ----       ----
Pension Benefits
  Service cost                       $  310      $  336      $  914     $1,008
  Interest cost                       1,796       2,069       5,367      6,208
  Expected return on plan assets     (1,594)     (1,971)     (4,766)    (5,912)
  Amortization of prior service cost   (179)        156        (538)       468
  Amortization of transition obligation  16          14          42         42
  Amortization of net loss            1,181         623       3,541      1,869
                                      -----       -----       -----      -----
  Net periodic benefit cost          $1,530      $1,227      $4,560     $3,683
                                      =====       =====       =====      =====
Post-retirement Benefits
  Service cost                       $   11      $    4      $   33     $   13
  Interest cost                         514         591       1,542      1,772
  Recognized net actuarial loss         217         200         651        599
                                      -----       -----        ----      -----
  Net periodic benefit cost          $  742         795      $2,226     $2,384
                                      =====       =====       =====      =====


Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes.

RESULTS OF OPERATIONS
---------------------

Comparison of the Third Quarter of FY 2004 with the Third Quarter of FY 2003
----------------------------------------------------------------------------

Net sales for the third quarter were 3.0% above year-ago levels. In fiscal 2004, the Company's joint venture agreement governing Twin Disc Nico Co., LTD (TDN) was amended. Under the new agreement, sales into certain territories have been transferred to the joint venture partner in exchange for which TDN receives an engineering and product development fee equal to the gross margin formerly earned on such sales. The effect of this change was to reduce sales by $3.5 million for the quarter ended March 31, 2004, with no effect on net earnings. Compared to the third quarter of fiscal 2003, the Euro and Asian currencies strengthened against the US dollar. The impact of this strengthening on foreign operations was to increase revenues by approximately $3.0 million versus the prior year.

Sales at our manufacturing operations were up 11.2% versus the same period last year, driven primarily by our European manufacturing locations in Belgium and Italy. Sales at our European manufacturing locations were up over 25%, compared to an increase of just over 3% at our US domestic manufacturing operations.
The company experienced double-digit growth in its industrial, marine and propulsion products. Transmission product sales were flat to the prior year's third quarter. The impact of a stronger Euro at our Belgian and Italian manufacturing operations accounted for just over 4.0 basis points of the year-over-year improvement at our manufacturing operations.

Our distribution segment experienced relatively flat sales compared to the third quarter of fiscal 2003. However, the change in the TDN agreement discussed above accounted for a decrease of $3.5 million. Adjusted for this change, sales are 21% above the same period last year. About half of this improvement can be attributed to the effect of a weaker dollar among most Asian currencies.

The elimination for net inter/intra segment sales increased $3.0 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross income as a percentage of sales improved significantly, increasing from 22.1% of sales in fiscal 2003's third quarter to 26.6% of sales in fiscal 2004. This increase was driven primarily by improved product mix, the impact of cost reduction efforts and improved productivity at our domestic manufacturing operations as well as the impact of the restructuring program undertaken in fiscal 2003's second quarter. The change in the TDN joint venture agreement, mentioned above, accounted for approximately 130 basis points of the current fiscal year's third quarter improvement, as those sales were at historically low margin rates.

Marketing, engineering, and administrative (ME&A) expenses were 5.3% higher compared to last year's third fiscal quarter. Favorable improvements at our domestic manufacturing operations, primarily as a result of recent cost reduction efforts, of over $0.3 million were offset by the unfavorable year-over-year exchange rate impact at our foreign operations of nearly $0.5 million.

Interest expense for the quarter was 22.3% below the same quarter last year due primarily to lower borrowings as well as a mix of borrowings at a lower weighted interest rate.

The consolidated income tax rate was lower than a year ago primarily due to increased domestic earnings, which were taxed at a lower rate.

Comparison of the First Nine Months of FY 2004 with the First Nine Months of FY
-------------------------------------------------------------------------------
2003
----

Net sales for the first nine months of fiscal 2004 were $128.9 million, up 2.0% from the $126.5 million reported in the same nine-month period of last year. Sales were positively impacted by net favorable currency exchange rates, primarily stronger Euro and Australian Dollar in relation to the U.S. Dollar, of approximately $8.3 million, when compared to the first nine months of last fiscal year. The change in the TDN joint venture agreement, mentioned above, reduced sales by $9.8 million for the nine months ended March 31, 2004, with no effect on net earnings.

Sales at our manufacturing operations were up 10.8% versus the same nine-month period last year. Of this increase, our domestic manufacturing operations in the U.S. accounted for over 5.0 percentage points of the total improvement. When compared to the first nine months of fiscal 2003, all product groups, except transmission, saw significant year-over-year growth. At our Belgian and Italian operations, a stronger Euro, in relation to the U.S. Dollar, resulted in a net favorable exchange rate impact of $4.9 million for the first nine months of fiscal 2004, or 4.5 percentage points of the total manufacturing operations improvement.

Our distribution segment experienced a 5.3% decline versus the first nine months of fiscal 2003. The change in the TDN agreement discussed above accounted for a decrease of 21%. Adjusted for this change, sales are 16% above the same period last year. Approximately half of this improvement can be attributed to the effect of a weaker dollar against the Australian, Singapore and Canadian Dollars, and the Japanese Yen.

The elimination for net inter/intra segment sales increased $6.7 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross income as a percentage of sales of 25.2% was up 7.0 percentage points from the first nine months of fiscal 2003. This improvement was driven by a number of factors including improved product mix, the effect of restructuring and cost reduction actions, and the absence of manufacturing inefficiencies caused by supplier quality problems experienced in the first half of the prior fiscal year. Additionally, in the second quarter of the prior fiscal year, we recorded a FAS 144 impairment charge of $0.8 million that negatively impacted gross income. The change in the TDN agreement contributed 160 basis points to the year-over-year improvement for the nine months ended March 31, 2004.

Marketing, engineering, and administrative (ME&A) expenses of $27.2 million, or 1.1% of sales, increased 0.2 percentage points, or $0.8 million, when compared to the first nine months of last year. The impact of currency exchange rates, primarily the stronger Euro and Australian Dollar, contributed $1.3 million to the year-over-year increase. The offsetting reduction came at our domestic operations as a result of controlled spending and the effects of cost reduction efforts.

Interest expense was 15% lower than the same nine-month period one year ago.

Average outstanding debt levels declined 8.3%, or approximately $1.9 million, from the same nine-month period one year ago. The decline in interest expense was greater than the corresponding decrease in debt levels primarily due to the fact that the average weighted interest rate decreased year-over-year.

The consolidated income tax rate was higher than a year ago primarily due to higher domestic earnings compared to a domestic loss last year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

Comparison between March 31, 2004 and June 30, 2003
---------------------------------------------------

As of March 31, 2004, the Company had net working capital of $60.6 million, which represents a 19% increase from the net working capital of $50.8 million as of June 30, 2003.

Cash and cash equivalents increased $5.4 million, or approximately 92%, to $11.4 million as of March 31, 2004. This increase came primarily at our European manufacturing and Asian distribution locations.

Trade receivables of $32.5 million were down $2.9 million versus last fiscal
year-end.   Over $3 million of this change can be attributed to the amendment in the TDN joint venture agreement discussed above. The change in foreign exchange rates since fiscal year-end resulted in an increase in foreign-denominated receivables of $1.1 million.

Net inventory increased by $8.4 million versus June 30, 2003. Of this increase, $1.7 million was due to the translation impact of a stronger Euro and Australian Dollar, in relation to the U.S. Dollar, at our foreign operations. The majority of the remaining increase came at our domestic manufacturing location. This increase is primarily due to higher inventory levels in our transmission business as we prepare to deliver systems for a military contract in the fourth quarter of this fiscal year and into the next fiscal year.

Net property, plant and equipment declined $1.7 million versus June 30, 2003. This is primarily due to the fact that net acquisition of fixed assets of $1.7 million in the first nine months of this fiscal year trailed depreciation and amortization expense of $4.3 million. This was offset by the net translation impact of a stronger Euro and Australian Dollar.

Accounts payable of $16.1 million were about flat to June 2003. Our joint venture in Japan, TDN, experienced about a $3 million decrease in accounts payable, attributable primarily to the change in the joint venture agreement mentioned previously. Adjusted for the TDN change, accounts payable increased approximately $3.0 million. The increase came primarily at our domestic U.S. and European manufacturing operations and is consistent with the increase in inventories noted above. The net foreign currency translation impact was to increase accounts payable by $0.6 million.

Total borrowings, notes payable and long-term debt, as of March 31, 2004 decreased by $2.3 million, or over 10%, to $19.6 million versus June 30, 2003. In January 2004, the Company sold its 25% minority interest in Palmer Johnson Distributors, LLC to the majority holder, PJD, Inc. for $3.8 million cash. The proceeds from the sale were partially used to reduce the Company's outstanding credit facility.

Total shareholders' equity increased by $4.5 million to a total of $54.7 million. Retained earnings increased by $1.0 million. The net increase in retained earnings included $2.5 million in net earnings reported year-to-date, offset by $1.5 million in dividend payments. Net favorable foreign currency translation of $3.1 million was reported as the U.S. Dollar weakened against the Euro and the Australian Dollar during the first six months.

The Company's balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. Furthermore, it is the Company's intention to repatriate foreign cash, as needed Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

Contractual Obligations   Total     Less than      1-3        4-5     After 5
                                      1 year      Years      Years     Years
Short-term debt          $ 1,806     $ 1,806
Revolver borrowing       $ 9,200                 $ 9,200
Long-term debt           $ 8,577     $ 2,857     $ 5,721
Operating leases         $11,061     $ 2,868     $ 3,762    $2,213    $2,218
Total obligations        $30,644     $ 7,531     $18,682    $2,213    $2,218

                     New Accounting Releases

In May 2003, the FASB issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and
equity.   It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of this Statement did not have a significant impact on the financial statements.

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

Interest rate risk - The Company's earnings exposure related to adverse movement of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at the prime interest rate minus .5% or LIBOR plus 1.5%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 31, 2004 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $24,000 on an annual basis.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. Due to the relative stability of these commodities, the Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company's revenues in the three months and nine months ended March 31, 2004 and 2003 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

<PAGE 11>
Derivative Financial Instruments - The Company has written policies and procedures that place all financial instruments under the direction of the company corporate treasury and restrict derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2004 and 2003 was the Euro. At March 31, 2004 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,652,000 with a weighted average maturity of 41 days. The fair value of the Company's contracts was a loss of approximately $60,000 at March 31, 2004. At June 30, 2003 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,701,000 with a weighted average maturity of 50 days. The fair value of the Company's contracts was approximately zero at June 30, 2003.


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

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the nine months ended March 31, 2004 which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4
(2) of the Act.

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

Item 6.      Exhibits and Reports on Form 8-K.

A Form 8-K was filed on April 16, 2004 for a press release announcing financial results for fiscal 2004 third quarter.

                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


May 14, 2004                              /S/ FRED H. TIMM
-----------------------                   ---------------------------
          (Date)                          Fred H. Timm
                                          Vice President - Administration and
                                          Secretary and Duly Authorized Officer