Form 10-K
TWIN DISC INC
filed 2004-09-20
CIK 100378

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended June 30, 2004
                       Commission File Number 1-7635

                           TWIN DISC, INCORPORATED
          (Exact Name of Registrant as Specified in its Charter)

             Wisconsin                                  39-0667110
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)          Identification Number)

       1328 Racine Street, Racine, Wisconsin                 53403
       (Address of Principal Executive Office)            (Zip Code)

     Registrant's Telephone Number, including  area code:  (262) 638-4000

         Securities registered pursuant to Section 12(b) of the Act:

       Title of each class       Name of each exchange on which registered:
     Common stock, no par value             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, no par value
                              (Title of Class)

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

At August 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was $66,665,702. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 30, 2004, the registrant had 2,867,342 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The incorporated portions of such documents being specifically identified in the applicable Items of this report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004 are incorporated by reference into Part III.




PART  I

ITEM 1. BUSINESS

     Twin Disc was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells heavy duty off-highway power transmission equipment. Products offered include: hydraulic torque converters; power-shift transmissions; marine transmissions and surface drives; universal joints; gas turbine starting drives; power take-offs and reduction gears; industrial clutches; fluid couplings and control systems. The Company sells its products to customers primarily in the construction equipment, industrial equipment, government, marine, energy and natural resources and agricultural markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. At the end of May, 2004, the Company acquired Rolla SP Propellers SA a manufacturer of custom high performance propellers. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

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

     The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Primary competitive factors for the Company's products are performance, price, service and availability. Ten customers accounted for approximately 32% of the Company's consolidated net sales during the year ended June 30, 2004. Sewart Supply, Inc., an independent distributor of Twin Disc products, accounted for approximately 11% of consolidated net sales in 2004.

     Unfilled open orders for the next six months of $49,400,000 at June 30, 2004 compares to $30,593,000 at June 30, 2003. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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



     Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,840,000, $2,220,000 and $1,887,000 in 2004, 2003 and 2002, respectively. Total engineering and development costs were $7,600,000, $7,190,000 and $6,718,000 in 2004, 2003 and
2002, respectively.

     Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

     The number of persons employed by the Company at June 30, 2004 was 860.

     A summary of financial data by segment and geographic area for the years ended June 30, 2004, 2003 and 2002 appears in Note M to the consolidated financial statements on pages 36 through 39 of this form.

ITEM 2. PROPERTIES

     The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A. , one in Nivelles, Belgium and one in Decima, Italy. The aggregate floor space of these four plants approximates 677,000 square feet. One of the Racine facilities includes office space, which is the location of the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in Decima, Italy and Balerna, Switzerland

     The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:

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

      Coburg, Oregon, U.S.A.               Perth, Western Australia, Australia

      Kent, Washington, U.S.A.             Singapore

      Edmonton, Alberta, Canada            Shanghai, China

      Vancouver, British Columbia, Canada  Capezzano Planore, Italy



     The properties are generally suitable for operations and are utilized in the manner for which they were designed. Manufacturing facilities are currently operating at less than 80% capacity and are adequate to meet foreseeable needs of the Company.

ITEM 3. LEGAL PROCEEDINGS

     Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.



ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2004.

     Executive Officers of the Registrant

     Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2004.

                          Principal Occupation
     Name                   Last Five Years                             Age
    ------               ----------------------                         ---
Michael E. Batten    Chairman, Chief Executive Officer since 1983        64

Michael H. Joyce     President - Chief Operating Officer since 1995      63

James E. Feiertag    Executive Vice President since October 2001:        47
 	             formerly Vice President - Manufacturing since
                     November 2000; formerly Vice President of
                     Manufacturing for the Drives and Systems Group,
                     Rockwell Automation Group since 1999

Christopher J. Eperjesy
                     Vice President - Finance and Treasurer since        36
                     November 2002: formerly Divisional Vice President - Financial Planning & Analysis, Kmart Corporation since 2001; formerly Senior Manager - Corporate Finance, DaimlerChrysler AG since 1999


Henri Claude Fabry   Vice President - Global Distribution since          58
                     October 2001; formerly Vice President Marine and
                     Distribution since 1999

Fred H. Timm         Vice President - Administration and Secretary       58
                     since October 2001, formerly Corporate Controller
                     And Secretary since 1995

John H. Batten	     Vice President and General Manager - Marine and     39
                     Propulsion since October 2001; formerly Commercial
                     Manager - Marine and Propulsion since 1998


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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol TDI. The price information below represents the high and low sales prices for each period:

<CAPTION
    Fiscal Year Ended June 30, 2004         Fiscal Year Ended June 30, 2003
                    High      Low                           High     Low
    First Quarter   17.00     14.12         First Quarter   15.14    12.90
    Second Quarter  19.54     16.55         Second Quarter  13.25    11.90
    Third Quarter   21.25     19.00         Third Quarter   13.35     9.90
    Fourth Quarter  25.15     19.44         Fourth Quarter  14.35    10.70

     Quarterly dividends of $0.175 per share were declared and paid for each of the quarters above. As of June 30, 2004 there were 1,003 shareholder accounts.
The sales price of Twin Disc common stock as of August 30, 2004 was $23.25.

     Pursuant to a shareholder rights plan (the "Rights Plan"), on April 17, 1998, the Board of Directors declared a dividend distribution, payable to shareholders of record at the close of business on June 30, 1998, of one Preferred Stock Purchase Right ("Rights") for each outstanding share of Common Stock. The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (or 25% in the case of any person or group which currently owns 15% or more of the shares or who shall become the Beneficial Owner of 15% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an Affiliate or an Associate of such existing holder or by succeeding such a person as trustee of a trust existing on the record date) (an "Acquiring Person"), or 10 business days following the commencement of a tender or exchange offer that would result in the offeror beneficially owning 25% or more of the Common Stock. A person who is not an Acquiring Person will not be deemed to have become an Acquiring Person solely as a result of a reduction in the number of shares of Common Stock outstanding due to a repurchase of Common Stock by the Company until such person becomes beneficial owner of any additional shares of Common Stock. Each Right will entitle shareholders who received the Rights to buy one newly issued unit of one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $160, subject to certain anti-dilution adjustments. The Company will generally be entitled to redeem the Rights at $.05 per Right at any time prior to 10 business days after a public announcement of the existence of an acquiring Person. In addition, if (i) a person or group accumulates more than 25% of the Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which the independent directors of the Company determine to be fair to and otherwise in the best interests of the Company and its shareholders and except solely due to a reduction in the number of shares of Common Stock outstanding due to the repurchase of Common Stock by the Company), (ii) a merger takes place with an Acquiring Person where the Company is the surviving corporation and its Common Stock is not changed or exchanged, (iii) an Acquiring Person engages in certain self-dealing transactions, or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1% (e.g., a reverse stock split), each Right (other than Rights held by the Acquiring Person and certain related parties which become void) will represent the right to purchase, at the exercise price, Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price. In addition, if following the public announcement of the existence of an Acquiring Person the Company is acquired in a merger or other business combination transaction, except a merger or other business combination transaction that takes place after the consummation of an offer for all outstanding shares of Common Stock that the independent directors of the Company have determined to be fair,or a sale or transfer of 50% or more of the Company's assets or earning power is made, each Right (unless previously voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

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

ITEM 6. SELECTED FINANCIAL DATA

Financial Highlights
(dollars in thousands, except per share amounts and shares outstanding)

                                         For the years ended June 30,
Statement of Operations Data:   2004      2003      2002      2001      2000
Net sales                     $186,089  $179,591  $179,385  $180,786  $177,987
Net earnings (loss)              5,243    (2,368)    2,058     6,169     3,773
Basic earnings (loss) per share   1.86      (.84)      .73      2.20      1.34
Diluted earnings (loss) per share 1.84      (.84)      .73      2.20      1.34
Dividends per share                .70       .70       .70       .70       .70

Balance Sheet Data (at end of period):
Total assets                  $176,637  $170,358  $157,280  $156,734  $174,190
Total Long-Term Debt            16,813    16,584    18,583    23,404    31,524

     Effective May 31, 2004, the company acquired 100% of the common stock of Rolla SP Propellers SA of Balerna, Switzerland. Rolla designs and manufactures custom propellers. Rolla will have a fiscal year ended May 31, since the acquisition was also effective May 31. No results of operations of Rolla are included in consolidated results for the year ended June 30, 2004.

     In January 2004, the Company sold its 25% minority interest in Palmer Johnson Distributors, LLC (PJD) to the majority holder, PJD, Inc. for $3,811,000 cash, which approximated the net book value of the investment. The Company recognized pre-tax earnings of $240,000, $414,000 and $481,000 in fiscal years 2004, 2003 and 2002 respectively, from its investment in PJD. In addition, the Company received cash distributions of $195,000, $303,000 and $400,000 in fiscal years 2004, 2003 and 2002, respectively.

     During the third quarter of 2001, the Company sold its investment in Niigata Converter Company, Ltd., resulting in a net gain of $2,288,000 or $.81 per share.

     On April 2, 2001, the Company entered into a Joint Venture Agreement with Niigata Engineering Co. LTD., Japan to form NICO Transmissions Co., Inc. (NTC). Effective April 1, 2003, Niigata Engineering Co. LTD's ownership interest was transferred to Hitachi Nico Transmission Co. LTD. and NTC was renamed Twin Disc Nico Co. LTD (TDN). TDN's balance sheet as of March 31, 2004 and 2003 are consolidated with the Company's balance sheet as of June 30, 2004 and 2003, respectively. TDN's statement of operations for the years ended March 31, 2004, 2003 and 2002 are consolidated with the Company's statement of operations for the years ended June 30, 2004, 2003 and 2002, respectively. TDN contributed the following for the years ended June 30 (dollars in thousands, except per share amounts):

                                          2004     2003        2002
                                          ----     ----        ----
Net sales                               $ 1,180   $13,708    $12,217

Net earnings                                 48        23        263
Basic and diluted earnings per share        .02       .01        .09
Total assets                              3,162     6,076      6,169
Total long-term obligations                   0         0          0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Note on Forward Looking Statements

Statements in this report (including but not limited to certain statements in Items 1, 3 and 7) and in other Company communications that are not historical facts are forward-looking statements, which are based on managements current expectations. These statements involve risks and uncertainties that could cause actual results to differ materially from what appears here.

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

Results of Operations

(In thousands)
                                    2004     %      2003    %      2002     %
                                    ----     --     ----    --     ----     --
Net sales                         $186,089        $179,591        $179,385
Cost of goods sold                 138,459         144,575         139,146
                                   -------         -------         -------
         Gross profit               47,630  25.6%   35,016  19.5%   40,239  22.4%
Marketing, engineering and
  administrative expenses           37,168  20.0    34,790  19.4    34,638  19.3
Restructuring of operations              -   0.0     2,042   1.1         -   0.0
                                    ------  ----   -------   ---   -------   ---
  Earnings (loss) from operations  $10,462   5.6   $(1,816) (1.0)   $5,601   3.1
                                  ========   ===   ========  ===    ======   ===

Fiscal 2004 Compared to Fiscal 2003

     Net Sales

     Net sales increased $6.5 million, or nearly four percent in fiscal 2004. In fiscal 2004, the joint venture agreement governing Twin Disc Nico Co., LTD (TDN) was amended. Under the new agreement, sales into certain territories have been transferred to the joint venture partner in exchange for which TDN receives a product development fee equal to the gross margin formerly earned on such sales. The effect of this change was to reduce sales by $13.7 million for the fiscal year ended June 30, 2004, with no effect on net earnings. Product development fees included in net sales in fiscal year 2004 approximated $ 0.7 million. In fiscal 2003, the company recognized $13.0 million of sales that are no longer recognized in accordance with the new agreement. As a result of the strong Euro and Asian currencies versus the dollar, foreign currency exchange had a net favorable impact on sales of $10.4 million in fiscal 2004, compared to fiscal 2003.

     In fiscal 2004, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were $19.0 million, or 12.3%, higher than in the prior year. Over half of this increase came at our domestic manufacturing operations, which saw a recovery across most of its product markets. Of the remaining increase, approximately $5.9 million was due to the impact of net favorable exchange rate movements on our European operations in Belgium and Italy.

     Net sales for distribution operations were down $4.2 million, or 6.7%, in fiscal 2004. However, there was a $13.0 million decrease due to the change in the TDN agreement mentioned above. Adjusting for this change, sales were $8.8 million, or 17.5%, higher than fiscal 2003. Of this increase, the net positive impact due to the change in foreign exchange rates was $4.5 million, or 8.9%.

     From a product perspective, the Company saw increases of 9.1%, 8.6%, and 14.1% in its industrial, transmission and propulsion product sales. After adjusting for the impact of the change in the TDN agreement, marine product sales were 14.0% higher (down 3.3% before adjusting). Of particular note in fiscal 2004 was the continued acceptance of our QuickShift TM marine transmissions, the overall recovery of the marine pleasure craft market, the double-digit sales growth in our Arneson Surface Drives (propulsion) and 8500 series transmission for oilfield applications.

     Gross Profit

     Gross profit as a percentage of sales improved 610 basis points in fiscal 2004 to 25.6%, compared to 19.5% in fiscal 2003. The improvement in fiscal 2004 can be attributed to a number of factors: (1) increased sales and favorable product mix, which accounted for over half of the current year's improvement,
(2) increased productivity and absorption, (3) lower fixed costs as a result of cost reduction initiatives, (4) favorable purchase price variances as a result of a material cost reduction program and (5) the absence in fiscal 2004 of a $0.8 million SFAS 144 impairment charge taken in fiscal 2003. These were partially offset by a $1 million increase in pension expense in fiscal 2004 compared to fiscal 2003.

     Marketing, Engineering and Administrative (ME&A) Expenses

     Marketing, engineering, and administrative (ME&A) expenses increased $2.4 million, or 6.8%, in fiscal 2004 versus fiscal 2003. Over $1.5 million, or 425 basis points, of this increase can be attributed to the unfavorable exchange rate impact of the weakening dollar on our overseas operations' ME&A expenses. Increased pension expense for salaried and administrative employees accounted for another $0.8 million of the increase.

     Restructuring

     During the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $2.0 million in connection with the reduction of its workforce. These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. The charge consisted of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees. During 2004 and 2003, the Company made cash payments of $0.4 million and $0.6 million, respectively. Accrued restructuring costs were $0.9 million and $1.3 million at June 30, 2004 and 2003, respectively.

     Interest Expense

     Interest expense decreased by $250,000, or 19%, in fiscal 2004. The average outstanding debt for fiscal 2004 of $20.4 million (computed monthly) was $2.3 million lower than fiscal 2003. The decrease in interest expense for the fifth straight year can be attributed to overall lower debt levels and a lower weighted interest rate. The latter is partially due to the fact that the Company continues to pay down its Senior Notes, which carry a fixed rate of 7.37%, which is significantly higher than the interest rate on its other credit facilities.

     Equity in Net Earnings of Affiliate

     In January 2004, the Company sold its 25% minority interest in Palmer Johnson Distributors,LLC. to the majority holder, PJD, Inc. for $3,900,000 cash, which approximated the net book value of the investment. The Company recognized pre-tax earnings of $240,000 and $414,000 in fiscal years 2004 and 2003 respectively, from its investment in PJD. In addition, the Company received cash distributions of $195,000 and $303,000 in fiscal years 2004 and 2003, respectively.

     Income Taxes

     In fiscal 2004, the effective income tax rate was adversely impacted by the inability to utilize foreign tax credits and a relatively high proportion of foreign earnings. The low effective tax rate in fiscal 2003 results from the benefit of domestic losses partially offset by taxes incurred on foreign earnings, the inability to utilize foreign tax credits and a reduction in statutory rates at some foreign locations.


     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain foreign tax credit carryforwards for which a valuation allowance has been recorded.

     Order Rates

     In fiscal 2004, we saw an improvement in our order rates for most of our products. As of fiscal year end, our manufacturing facilities in the United States, Belgium and Italy saw year-over-over increases in their six-month backlogs of 15.8%, 10.0% and 21.4%, respectively. The backlog of orders scheduled for shipment during the next six months (six-month backlog) of $49.4 million at the end of fiscal 2004 compared favorably to the $30.6 million for fiscal year end 2003. In June 2003, the Company announced that it had received an order to provide transmission systems for medium tactical vehicles to be supplied to Israeli Defense Forces. As of June 30, 2004, $6.7 million of the six-month backlog related to this military contract. Prior to the over 60% improvement experienced this fiscal year, order rates for most of our products were down throughout much of the prior three fiscal years, contributing along with improved deliveries, to a steady decline in backlog. The year-over-year change in foreign exchange rates resulted in an approximately $0.8 million increase in the backlog at June 30, 2004 versus June 30, 2003.

     Other

     On July 15, 2003, the Company announced a number of actions to address rising pension and retiree healthcare costs, meant to ensure both the future strength of our pension fund and the Company's ability to remain globally competitive. In addition to changes to both the pension and post-retirement healthcare plans (see Footnote P to the consolidated financial statements), the Company announced across-the-board wage reductions for corporate officers, and most domestic salaried and hourly employees. Domestic employee groups, including officers, also will forego performance bonuses in both fiscal 2003 and 2004. The 401(k) company match also has been reduced from 75 percent to 50 percent on the first six percent of employees' contributions. The combined effect of these actions approximately offset projected increases for both pension and post-retirement healthcare costs in fiscal 2004. In the first quarter of fiscal 2005, the Company will restore salary and wages to their prior levels and plans to implement a new incentive plan that emphasizes the achievement of earning returns in excess of the Company's cost of capital as well as other financial and non-financial objectives. It is estimated that the annual net pre-tax impact of the salary and wage restoration will be approximately $0.7 million.


FISCAL 2003 COMPARED TO FISCAL 2002

     Net Sales

     Net sales increased less than one percent to $179.6 million in fiscal 2003 from $179.4 million in the prior fiscal year. As a result of the strong Euro and Asian currencies versus the dollar, foreign currency exchange had a net favorable impact on sales of $9.6 million in fiscal 2003, compared to fiscal 2002.

     In fiscal 2003, our domestic operations experienced a decline in sales versus 2002 in all market segments except for Propulsion, which had a very strong year. After adjusting for the impact of foreign exchange rate changes, sales for overseas operations were slightly higher in fiscal 2003 compared to 2002. Overall, the Company's three major markets, marine, transmission and industrial products, all continued to be impacted by global economic conditions. However, the second half of the fiscal 2003 saw significant contributions from new-product introductions, such as our high-performance QuickShift TM marine transmissions and the 8500 series transmissions for oilfield applications, which supplemented improving core business strength. Our continuing ability to compete successfully for defense applications was underscored by the $14.8 million contract for transmission systems announced in June 2003, augmenting recently awarded U.S. defense contracts for other land-based transmissions. Sales from this contract were first realized in late fiscal 2004.

     For fiscal 2003, the Company's wholly-owned distribution companies posted a 9% improvement in sales, of which 6% can be attributed to the favorable impact of exchange rate fluctuations versus fiscal 2002. In particular, we saw strong sales for Arneson Surface Drives and the Italian Luxury Yacht industry weathered the pleasure craft downturn better than any other segment. Our distribution offices in Italy and the Pacific Rim continued to show strength in spite of weak global market conditions.

     We had mixed results in our manufacturing operations in fiscal 2003. Our Italian operations posted another strong sales year with an increase of 18.4% versus fiscal 2002. However, the majority of this increase was caused by the strengthening Euro. Although our Belgian operations got off to a slow start in fiscal 2003, the second half of the year saw some recovery as we began to produce and see the effects of our new QuickShift <trademark> marine transmissions. After adjusting for the impact of a strengthening Euro in fiscal 2003, our Belgian operations posted a slight increase in sales, primarily driven by a very strong fourth quarter. In the U.S., our domestic operations were faced with a number of challenges early in fiscal 2003. In the first quarter, quality problems necessitated downtime in order to segregate non-conforming parts received from two of the Company's vendors. By the end of the second quarter, the disruption of production flow as a result of these vendor-supplied off-spec parts was normalized. In the second quarter, the Company announced restructuring actions that impacted both our U.S. and Belgian manufacturing operations (see Footnote S to the consolidated financial statements). These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. In addition to these challenges, the Company continued to be confronted with softness in many of its key markets. However, propulsion products continued to be a strong area for the Company in fiscal 2003, increasing over 30% versus the prior year (almost half of this increase is attributable to exchange rate changes versus fiscal
2002).

     Gross Profit

     Gross profit as a percentage of sales deteriorated 290 basis points to 19.5% in fiscal 2003 compared to fiscal 2002. Almost half of the deterioration can be attributed to increased pension and medical costs of nearly $1.6 million, and a $0.8 million impairment charge taken in the second quarter (see Footnote
F to the consolidated financial statements). The remaining deterioration was due to unfavorable volume and mix in fiscal 2003 as well as supplier quality issues the Company experienced in the first and second quarters of fiscal 2003. The latter was somewhat offset by ongoing productivity and cost improvement initiatives in our manufacturing operations. Despite early setbacks caused by the supplier quality issues and restructuring actions taken in the first half of 2003, the second half of the year was much stronger. For example, fourth quarter gross profit as a percentage of sales of 22.7% compared favorably with fiscal 2002 at 22.9%.

     Marketing, Engineering and Administrative (ME&A) Expenses

     In fiscal 2003, marketing, engineering, and administrative (ME&A) expenses remained flat versus the prior year, in spite of an almost $1.4 million increase attributable to the unfavorable exchange rate impact of the weakening dollar on our overseas operations. This was achievable primarily as a result of ongoing cost reduction initiatives, including the restructuring actions announced in the 2nd quarter. For fiscal 2003, total engineering related expenses were approximately $1 million higher than the prior year as the Company continued to invest in engineering projects related to the development of new marine, industrial, surface drive and electronic control products. This increase was more than offset by reductions in marketing and administrative expenses, even with the negative foreign exchange impact. Approximately one-half of the $2.9 million increase in fiscal 2002 spending was due to the first-year expenses of NTC, and the balance consisted of added marketing and engineering expenses related to a new product introduction.

     Restructuring

     During the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $2.0 million in connection with the reduction of its workforce. These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. The charge consisted of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees. During 2003, the Company made cash payments of $0.6 million. Accrued restructuring costs were $1.3 million at June 30, 2003.

     Interest Expense

     Interest expense declined for the fourth straight year in fiscal 2003 as debt was further reduced by $2 million, excluding the impact of foreign exchange, and the company continued to pay down its senior notes, which carry a significantly higher interest rate than its revolver facility.

     Income Taxes

     The effective tax rate in fiscal 2004 was adversely effected by state income taxes and higher taxes at foreign operations. The low effective tax rate in fiscal 2003 results from the benefit of domestic losses partially offset by taxes incurred on foreign earnings, the inability to utilize foreign tax credits and a reduction in statutory rates at some foreign locations. In fiscal year 2002, limitations on foreign tax credit utilization, the relatively high proportion of foreign earnings and settlement of some state tax issues resulted in an unusually high tax rate. The effective rate in fiscal 2002 was increased further by two third-quarter adjustments totaling about $300,000. Also in fiscal 2002, a tax incentive provided by the Belgian government several years ago was disallowed by the European Commission and was refunded to the government, and the United States tax provision was adjusted upward for the taxes due on an asset sale gain recorded in the prior year's third quarter. Statutory rate changes at European operations reduced taxes in 2003 by approximately $100,000.

     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain foreign tax credit carryforwards for which a valuation allowance has been recorded.

     Order Rates

     Order rates for most of our products were down throughout much of fiscal 2003 and 2002, contributing along with improved deliveries, to a steady decline in backlog. The backlog of orders scheduled for shipment during the next six months (six-month backlog) remained relatively flat at $31 million at the end of fiscal 2003. However, the year-over-year change in foreign exchange rates resulted in an approximately $2.1 million increase in the backlog at June 30, 2003 versus June 30, 2002. The year-over-year change in foreign exchange rates resulted in an approximately $1.0 million increase in the backlog at June 30, 2002 versus June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Fiscal Years 2004, 2003 and 2002

     Cash flows from operating activities were $12.2 million, $6.7 million and $13.2 million, in fiscal 2004, 2003 and 2002, respectively.

     The fiscal 2004 cash flows from operating activities were $5.5 million higher than the prior year. Fiscal 2004 experienced significantly higher net earnings than in fiscal 2003, a profit of $5.2 million versus a loss of $2.4 million in the prior fiscal year, for a net increase of $7.6 million. In addition, improved cash flows in fiscal 2004 related to a decrease in accounts receivable and other assets versus increases in the prior year (for a net change of $3.6 million and $3.6 million, respectively) as well as a net change in provision for deferred income taxes of $11.4 million. These net favorable year-over-year operating cash flows were offset partially by the net year-over-year unfavorable cash flow impacts of increased inventories of $6.3 million and decreased accrued/prepaid retirement benefits of $11.8 million.

     The fiscal 2003 cash flows from operating activities were $6.5 million lower than fiscal 2002. Fiscal 2003 experienced a net loss of $2.4 million versus net earnings of $2.1 million in fiscal 2002, for a net decrease in operating cash flows of $4.5 million. In addition, a further reduction in operating cash flows in fiscal 2003 related to an increase in accounts receivable and other assets versus the prior year of $2 million and $5.6 million, respectively, as well as a net decrease in the operating cash flow impact of the year-over-year change in the provision for deferred income taxes of $4.8 million. These net unfavorable year-over-year operating cash flows were offset partially by the net year-over-year favorable cash flow impacts of a smaller decrease in accrued liabilities in fiscal 2003 versus 2002 of $2.6 million and increased accrued/prepaid retirement benefits of $6.9 million.

     The net cash used for investing activities in fiscal 2004 consisted of the net acquisition price for Rolla SP Propellers SA of $5.1 million, net of $1.2 million cash acquired, and nearly $4.2 million in investments in capital equipment offset by the net proceeds from the sale of the Company's 25% minority interest in PJD, Inc. to the majority holder for $3.8 million.

     In fiscal 2003 and 2002, the net cash used for investing activities consisted primarily of capital expenditures at our domestic and European manufacturing locations.

     In fiscal 2004, the Company continued its effort to invest in key manufacturing cells in both our domestic and European operations. Total capital spending totaled $4.2 million in fiscal 2004, slightly below the level of the prior year and just over $2 million higher than in fiscal 2002. A little over 60% of the capital investment made in fiscal 2004 was at our domestic manufacturing locations. With the acquisition of Rolla SP Propellers SA of Balerna, Switzerland in May 2004, the Company is in the process of constructing a new state-of-the-art facility for the design and manufacturing of high-performance, custom propellers. As a result, management expects capital expenditures in fiscal 2005 to significantly exceed recent years, reversing a trend of below depreciation capital spending.

     In fiscal 2004, 2003 and 2002, the net cash flow used by financing activities consisted primarily of dividends paid to shareholders of $2.0 million and the repayment of long-term debt. In each fiscal year, the Company repaid $2.9 million of its 7.37% Senior Notes due 2006. The net payments/proceeds from long-term debt were payments or borrowings on the Company's revolving credit facility.

     Future Liquidity and Capital Resources

     Twin Disc has a three-year $20 million revolving credit facility that expires in October 2005. This credit facility is used to fund seasonal working capital requirements and other financing needs. This facility and Twin Disc's other indebtedness contain certain restrictive covenants as are fully disclosed in Note J of the Notes to the Consolidated Financial Statements. Twin Disc is currently renegotiating its revolving credit agreement and plans to have a new agreement negotiated by the end of fiscal 2005's first quarter. At this time, we do not foresee any difficulties in securing an extension as well as an increase in the available borrowings under the agreement.

     The overall liquidity of the Company remains strong. We continue to reduce total borrowings, have over $7.2 million of available borrowings on our $20 million revolving loan agreement, and continue to generate enough cash from operations to meet our operating and investing needs. In fiscal 2005, the Company expects to contribute $7.5 million to its pension plans, an increase of nearly $3 million over fiscal 2004. The Company intends to meet this funding requirement from cash from operations and, if necessary, from available borrowings under existing credit facilities. Working capital increased $5 million to about $56 million in fiscal 2004, and the current ratio has been unchanged at between 2.1 and 2.2 for the past four fiscal years. The Company's balance sheet is strong, there are no off-balance sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

     Twin Disc expects capital expenditures to be up to $10 million in fiscal 2005, partially reflecting the impact of the cost of a new a facility under construction in Switzerland noted above. These anticipated expenditures reflect our plans to continue to reinvest in modern equipment and facilities, and new products.

     Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and access to debt markets will be adequate to fund Twin Disc's capital requirements for the foreseeable future.

     Off Balance Sheet Arrangements and Contractual Obligations

     The Company had no off-balance sheet arrangements, guarantees or obligations except for normal open purchase orders and operating leases as of June 30, 2004 and 2003. Obligations for operating leases are listed in the table below.

     The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):
                                      Less than     1-3      4-5      After
Contractual Obligations     Total       1 Year     Years    Years    5 Years
Short-term debt            $ 1,607    $ 1,607        -        -         -
Revolving loan borrowing   $12,800        -       $12,800     -         -
Long-term debt             $ 7,031    $ 3,018     $ 4,013     -         -
Operation Leases           $10,285    $ 2,700     $ 3,711   $2,404    $1,470

     The Company believes the capital resources available in the form of existing cash, lines of credit (see Footnote J to the consolidated financial statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable future business requirements, including pension funding requirements. As noted above, the Company is currently in discussions to increase the borrowings available under and extend its $20,000,000 revolving loan agreement, which expires on October 31, 2005. Management expects to have the amended agreement finalized before the end of fiscal 2005's first quarter.

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

Twin Disc's significant accounting policies are described in Note A to the consolidated financial statements on pages 31 through 33 of this form. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating our reported financial results are the following:

     Revenue Recognition

     Twin Disc recognizes revenue from product sales at the time of shipment and passage of title. While we respect the customer's right to return products that were shipped in error or do not function properly, historical experience shows those types of adjustments have been immaterial and thus no provision is made. With respect to other revenue recognition issues, management has concluded that its policies are appropriate and in accordance with the guidance provided by Securities and Exchange Commissions' Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition".

     Accounts Receivable

     Twin Disc performs ongoing credit evaluations of our customers and adjusts credit limits based on payment history and the customer's credit-worthiness as determined by review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer-collection issues. In addition, senior management reviews the accounts receivable aging on a monthly basis to determine if any receivable balances may be uncollectible. Although our accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of our largest customers could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

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

     Income Taxes

     As part of the process of preparing our consolidated financial statements, income taxes in each of the jurisdictions in which we operate must be estimated. This process involves estimating the actual current tax exposure and assessing the realizability of deferred tax assets. If it is deemed more likely than not that a deferred tax asset will be realized, a valuation allowance is recorded.

     Recently Issued Accounting Standards

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"). Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies the requirements of FAS 5, "Accounting for Contingencies," relating to guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The Interpretation?s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after December 15, 2002. The adoption of the accounting and disclosure provisions of this Interpretation did not have a significant impact on the Company's financial statements for the year ending June 30, 2004.

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussions of the Company's accounting policies and further disclosure relating to financial instruments is included in Note A to the consolidated financial statements on pages 27 through 30 of this form.

     Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. During fiscal 2003, the Company entered into a $20,000,000 revolving loan agreement, which expires on October 31, 2005. In accordance with the loan agreement, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional "Add-On", between 1% and 2.75%, depending on the Company's Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2004 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $30,000.

     Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

     Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company's revenues in the years ended June 30, 2004, 2003 and 2002 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

     The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2004, 2003 and 2002 was the euro. At June 30, 2004, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,901,000 with a weighted average maturity of 45 days. The fair value of the Company?s contracts was a loss of approximately $58,000 at June 30, 2004. At June 30, 2003, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,701,000 with a weighted average maturity of 50 days. The fair value of the Company's contracts was approximately zero at June 30, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See consolidated financial statements and Financial Statement Schedule on Pages 10 through 28 of this form.

Sales and Earnings by Quarter (dollars in thousands, except per share amounts)
2004                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $37,966    $42,371    $48,606    $57,146   $186,089
Gross profit                8,896     10,721     12,917     15,096     47,630
Net earnings                  171        508      1,776      2,788      5,243
Basic earnings per share     .06        .18        .63        .99        1.86
Diluted earnings per share   .06        .18        .62        .97        1.84
Dividends per share          .175       .175       .175       .175        .70


2003                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $36,521    $42,794    $47,177    $53,099   $179,591
Gross profit                5,930      6,680     10,425     11,981     35,016
Net earnings (loss)        (1,731)    (3,087)       509      1,941     (2,368)
Basic earnings (loss)
   per share                 (.62)     (1.10)       .18        .70       (.84)
Diluted earnings (loss)
   per share                 (.62)     (1.10)       .18        .70       (.84)
Dividends per share          .175       .175       .175       .175        .70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9(a). CONTROLS AND PROCEDURES

     (a)   Evaluation of Disclosure Controls and Procedures.

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

     (b)   Changes in Internal Controls.

     There were no changes in the Company's internal controls for financial reporting or other factors during the fourth quarter of the most recent fiscal year that could significantly affect such internal controls. However, in connection with the new rules, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls. The Company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company's systems evolve with its business.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

     For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004, which is incorporated into this report by reference.

     For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004, which is incorporated into this report by reference.

     For information with respect to the Company's Code of Ethics , see "Code of Ethics" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004, which is incorporated into this report by reference. The Company's Code of Ethics, entitled, "Guidelines for Business Conduct and Ethics", is included on the Company?s website, www. twindisc.com.

     For information with respect to changes to procedures by which shareholders may recommend nominees to the Company's Board of Directors, see "Selection of Nominees for the Board" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004, which is incorporated into this report by reference.

For information with respect to the Audit Committee Financial Expert , see "Roles of the Board's Committees: Audit Committee" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004, which is incorporated into this report by reference.

     For information with respect to the Audit Committee Disclosure, see "Roles of the Board's Committees: Audit Committee" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004, which is incorporated into this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the captions "Compensation of Executive Officers", "Stock Options","Retirement Income Plan", "Supplemental Retirement Benefit Plan", "Compensation of Directors" and "Employment Contracts" in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2004 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Compensation Committee Report on Executive Compensation" and "Corporate Performance Graph" is incorporated by reference but shall not be deemed "soliciting material" or to be "filed" as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2004 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

     There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

The following table summarizes certain information regarding the Company's equity-based compensation plans:

                                                             # of Securities
                 # of Securities to                          Remaining
                 be Issued Under        Weighted Average     Available for
                 Exercise of            Price of             Future Issuance
                 Outstanding Options,   Outstanding OptionS  Under Equity
Plan Category    Warrants and Rights    Warrants and Rights  Compensation Plans

-------------    -------------------    -------------------  ------------------
Equity
Compensation
Plans Approved
by Shareholders             188,200                 $19.69              $24,250

 Equity
Compensation
Plans Not
Approved By
Shareholders                      0                    N/A                    0
                 ------------------    -------------------     ----------------
Total                       188,200                 $19.69              $24,250

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incorporates by reference the information contained in the Company's definitive Proxy Statement dated October 15, 2004 under the heading "Fees to Independent Registered Public Accounting Firm".

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements

     See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 22, the Report of Independent Registered Public Accounting Firm on page 23 and the Consolidated Financial Statements on pages 24 to 47, all of which are incorporated by reference.

     Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

     (a)(2) Consolidated Financial Statement Schedules

     See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 22, and the Consolidated Financial Statement Schedule on page 49, all of which are incorporated by reference.

     (a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

     Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record upon written request directed to the Secretary, Twin Disc, Incorporated, 1328 Racine Street, Racine, Wisconsin 53403.

     (b) A Form 8-K was filed on April 16, 2004 announcing the financial results for the third fiscal quarter of 2004.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                                                     Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm................. 23

Consolidated Balance Sheets as of June 30, 2004 and 2003................ 24

Consolidated Statements of Operations for the years
 ended June 30, 2004, 2003 and 2002..................................... 25

Consolidated Statements of Cash Flows for the years
 ended June 30, 2004, 2003 and 2002..................................... 26

Consolidated Statements of Changes in Shareholders' Equity and
 Comprehensive Income for the years ended June 30, 2004, 2003 and 2002.. 27

Notes to Consolidated Financial Statements........................... 28-47

INDEX TO FINANCIAL STATEMENT SCHEDULE


Schedule II - Valuation and Qualifying Accounts........................ 49


Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.


        Report of Independent Registered Public Accounting Firm


To the Shareholders of
Twin Disc, Incorporated:


     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Twin Disc, Incorporated and Subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Milwaukee, Wisconsin
July 30, 2004

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 and 2003

        (Dollars in thousands)                     2004          2003
                                                   ----          ----
ASSETS

Current assets:
  Cash and cash equivalents                     $  9,127      $  5,908
  Trade accounts receivable, net                  37,091        35,367
  Inventories, net                                52,079        47,247
  Deferred income taxes                            4,216         4,469
  Other                                            3,111         4,104
                                                 -------        ------
        Total current assets                     105,624        97,095

Property, plant and equipment, net                33,222        30,210
Investment in affiliate                                -         2,550
Goodwill, net                                     12,717        12,876
Deferred income taxes                             15,668        20,164
Intangible pension asset                               -            24
Other assets                                       9,406         7,439
                                                 -------       -------
                                                $176,637      $170,358
                                                 =======       =======
LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                 $  1,607      $  2,429
  Current maturities on long-term debt             3,018         2,857
  Accounts payable                                17,241        16,115
  Accrued liabilities                             27,262        24,885
                                                 -------       -------
        Total current liabilities                 49,128        46,286

Long-term debt                                    16,813        16,584
Accrued retirement benefits                       49,456        56,732
                                                 -------       -------
                                                 115,397       119,602

Minority interest                                    509           485

Shareholders' equity:
  Preferred shares authorized:  200,000;
   issued: none; no par                               -             -
  Common shares authorized: 15,000,000;
    issued: 3,643,630; no par value               11,653        11,653
  Retained earnings                               86,443        83,191
  Unearned Compensation                             (304)            -
  Accumulated other comprehensive loss           (20,301)      (26,978)
                                                 -------       -------
                                                  77,491        67,866
  Less treasury stock, at cost                    16,760        17,595
                                                 -------       -------
        Total shareholders' equity                60,731        50,271
                                                 -------       -------
                                                $176,637      $170,358
                                                 =======       =======

     The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2004, 2003 and 2002


   (In thousands, except per share data)
                                           2004         2003       2002
Net sales                              $186,089     $179,591   $179,385
Cost of goods sold                      138,459      144,575    139,146
                                        -------      -------    -------
         Gross profit                    47,630       35,016     40,239
Marketing, engineering and
  administrative expenses                37,168       34,790     34,638
Restructuring of operations                   -        2,042          -
                                        -------      -------    -------
        Earnings(Loss)from operations    10,462	      (1,816)	5,601

Other income (expense):
  Interest income                           252          167       294
  Interest expense                       (1,078)      (1,323)   (1,700)
  Equity in net earnings
    of affiliate                            240          414       481
  Other, net                                101          (81)      467
                                        -------      -------    -------
                                          (485)         (823)     (458)
                                        -------      -------    -------
         Earnings (loss) before income
           taxes and minority interest    9,977       (2,639)    5,143

Income taxes                              4,709        (283)     2,950
                                        -------      -------    -------
         Earnings (loss) before
           minority interest              5,268      (2,356)     2,193

Minority interest                           (25)        (12)      (135)
                                        -------	     -------    -------

         Net earnings (loss)            $ 5,243     $ (2,368)  $ 2,058
                                        =======       =======   =======


Earnings (loss) per share data:
  Basic earnings (loss) per share      $  1.86      $  (0.84)   $   .73
  Diluted earnings (loss) per share       1.84         (0.84)       .73

Weighted average shares outstanding data:
  Basic shares outstanding                2,814        2,805      2,808
  Dilutive stock options                     29            -          -
                                        -------      -------    -------
Diluted shares outstanding                2,843        2,805      2,808
					=======      =======    =======


     The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2004, 2003 and 2002

               (In thousands)               2004          2003          2002
                                            ----          ----          ----
Cash flows from operating activities:
  Net earnings (loss)                     $ 5,243      $(2,368)      $ 2,058
  Adjustments to reconcile net earnings
   (loss)to net cash provided by
    operating activities:
    Depreciation and amortization           5,692         5,673         5,709
    Write-off of impaired asset		        -           773             -
    Loss on sale of plant assets               55           105            90
    Minority interest                          25            12           135
    (Gain)loss on restructuring
      of operations		                -         1,278           (53)
    Unearned compensation                     188            -              -
    Equity in net earnings of affiliate      (240)         (414)         (481)
    Provision for deferred income taxes     1,312        (1,424)          378

    Dividends received from affiliate         195           303           400
    Changes in operating assets and
      liabilities:
      Trade accounts receivable, net          622        (2,977)         (995)
      Inventories, net                     (2,575)        3,725         3,724
      Other assets                            940        (1,193)           67
      Accounts payable                       (377)        1,489         2,456
      Accrued liabilities                     427           577        (3,702)
      Accrued/prepaid retirement benefits     733         1,151         3,375
                                           ------        ------        ------
Net cash provided by
  operating activities                     12,240         6,710        13,161
                                           ------        ------        ------
Cash flows from investing activities:
  Proceeds from sale of plant assets            1            20            25
  Proceeds from sale of affiliate           3,811            -             -
  Acquisitions of plant assets             (4,180)       (4,410)       (2,063)
  Acquisition of affiliate, net of
	 cash acquired                      (5,085)            -             -
                                            ------        ------        ------
Net cash used by investing activities      (5,453)       (4,390)       (2,038)
                                            ------        ------        ------
Cash flows from financing activities:
  Decreases in notes payable, net          (1,382)          (23)       (3,082)
  Payments of long-term debt                 (922)       (1,992)       (4,857)
  Proceeds from exercise of stock options     343             -             -
  Acquisition of treasury stock                 -          (114)            -
  Dividends paid                           (1,991)       (1,965)       (1,965)
                                            ------        ------        ------
Net cash used by financing activities      (3,952)       (4,094)       (9,904)
                                            ------        ------        ------
Effect of exchange rate changes on cash       384           282           220
                                          ------         ------        ------
Net change in cash and cash equivalents    3,219         (1,492)        1,439
Cash and cash equivalents:
  Beginning of year                         5,908         7,400         5,961
                                           ------        ------        ------
  End of year                            $  9,127      $  5,908      $  7,400

                                           ======        ======        ======
Supplemental cash flow information:
  Cash paid during the year for:
     Interest                            $  1,563      $  1,870       $ 1,882
     Income taxes                           2,127         1,675         1,908

              The notes to consolidated financial statements
               are an integral part of these statements.


TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
for the years ended June 30, 2004, 2003 and 2002

               (In thousands)                    2004      2003      2002
                                                 ----      ----      ----
Common stock
  Balance, June 30                            $ 11,653  $ 11,653 $  11,653
                                               -------   -------   -------
Retained earnings
  Balance, July 1                               83,191    87,524    87,431
  Net earnings (loss)                            5,243   (2,368)     2,058
  Cash dividends                                (1,991)   (1,965)   (1,965)
                                               -------   -------   -------
  Balance, June 30                              86,443    83,191    87,524
                                               -------   -------   -------

Accumulated other comprehensive loss
  Balance, July 1                              (26,978)  (23,187)  (23,181)
                                               -------   -------   -------
    Foreign currency translation adjustment
      Balance, July 1                            4,409   (1,520)   (5,420)
      Current adjustment                         2,480     5,929     3,900
                                               -------   -------   -------
      Balance, June 30                           6,889     4,409   (1,520)
                                               -------   -------   -------
    Minimum pension liability adjustment, net
      Balance, July 1                          (31,387)  (21,667)  (17,761)
      Current adjustment, net of related income
       taxes (($2,683) in 2004 $6,215 in 2003,
       and  $2,497 in 2002)                      4,197    (9,720)   (3,906)
                                               -------   -------   -------
      Balance, June 30                         (27,190)  (31,387)  (21,667)
                                               -------   -------   -------
Accumulated other comprehensive loss
  Balance, June 30                             (20,301)  (26,978)  (23,187)
                                               -------   -------   -------

Treasury stock, at cost
  Balance, July 1                              (17,595)  (17,481)  (17,481)
  Shares issued (acquired)                         531      (114)       -
                                               -------   -------   -------
  Balance, June 30                             (17,064)  (17,595)  (17,481)
                                               -------   -------   -------
Shareholders' equity balance, June 30         $ 60,731  $ 50,271  $ 58,509
                                               =======   =======   =======
Comprehensive income (loss)
  Net earnings (loss)                         $   5,243 $ (2,368)  $ 2,058
  Other comprehensive income (loss)
    Foreign currency translation adjustment       2,480    5,929    3,900
    Minimum pension liability adjustment, net     4,197   (9,720)  (3,906)
                                               -------   -------   -------
    Other comprehensive income (loss)             6,677   (3,791)      (6)
                                               -------   -------   -------
  Comprehensive income (loss)                 $  11,920 $(6,159)  $ 2,052
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


                TWIN DISC, INCORPORATED AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

     Consolidation Principles -- The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly and partially owned domestic and foreign subsidiaries. Certain foreign subsidiaries are included based on fiscal years ending March 31 or May 31, to facilitate prompt reporting of consolidated accounts. All significant intercompany transactions have been eliminated.

     Translation of Foreign Currencies -- The financial statements of the Company's non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for revenues and expenses. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction losses (gains) of $73,000, $123,000 and $(170,000) in 2004, 2003 and 2002, respectively.

     Cash Equivalents -- The Company considers all highly liquid marketable securities purchased with a maturity date of three months or less to be cash equivalents.

     Receivables -- Trade accounts receivable are stated net of an allowance for doubtful accounts of $604,000 and $502,000 at June 30, 2004 and 2003, respectively.

     Fair Value of Financial Instruments -- The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the immediate short-term maturity of these financial instruments. The fair value of long-term debt exceeds its carrying amount by $252,000 and $438,000 at June 30, 2004 and 2003, respectively, based on the current rates that would be offered to the Company for debt with the same remaining maturity.

     Derivative Financial Instruments -- The Company has written policies and procedures that place all financial instruments under the direction of the Company's corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

     The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other income (expense), net as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2004, 2003 and 2002 was the Euro. At June 30, 2004, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,901,000 with a weighted average maturity of 45 days. The fair value of the Company's contracts was a loss of approximately $58,000 at June 30, 2004. At June 30, 2003, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,701,000 with a weighted average maturity of 50 days. The fair value of the Company's contracts was approximately zero at June 30, 2003.

     Inventories -- Inventories are valued at the lower of cost or market. Cost has been determined by the last-in, first-out (LIFO) method for the majority of inventories located in the United States, and by the first-in, first-out (FIFO) method for all other inventories.

     Property, Plant and Equipment and Depreciation -- Assets are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and betterments are capitalized and depreciated. Depreciation is provided on the straight-line method over the estimated useful lives of the assets for financial reporting and on accelerated methods for income tax purposes. The lives assigned to buildings and related improvements range from 10 to 40 years, and the lives assigned to machinery and equipment range from 5 to 15 years. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until physically disposed.

     Impairment of Long-lived Assets -- The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable in accordance with the Statement of Financial Accounting Standards ("SFAS")
No. 144, "Accounting for the Impairment of Long-lived Assets". For property, plant and equipment and other long-lived assets, excluding indefinite lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

     Investments in Affiliates -- The Company's investments in 20% to 50%-owned affiliates in which it has significant influence are accounted for using the equity method. Investments in affiliates where significant control does not exist are accounted for using the cost method.

     Revenue Recognition -- Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectibility is reasonably assured.

     Goodwill and Other Intangibles -- Goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Impairment of goodwill is measured according to a two step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

     Deferred Taxes -- The Company recognizes deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

     The Company does not provide for taxes which would be payable if undistributed earnings of its foreign subsidiaries or its foreign affiliate were remitted because the Company either considers these earnings to be invested for an indefinite period or anticipates that if such earnings were distributed, the U.S. income taxes payable would be substantially offset by foreign tax credits.

     Stock-Based Compensation -- At June 30, 2004, the Company has two stock-based compensation plans, which are described more fully in Note N, "Stock Option Plans." The Company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is disclosed in Note N.

     Management Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

     Shipping and Handling Fees and Costs -- The Company records revenue from shipping and handling costs in net sales. The cost associated with shipping and handling of products is reflected in cost of sales.

     Reclassification -- Certain amounts in prior year financial statements have been reclassified to conform to the presentation in the 2004 financial statements.


B.   ACQUISITION

     Effective May 31, 2004, the company acquired 100% of the common stock of Rolla SP Propellers SA of Balerna, Switzerland. Rolla designs and manufactures custom propellers.

     Rolla will have a fiscal year ended May 31, since the acquisition was also effective May 31. No results of operations of Rolla are included in consolidated results for the year ended June 30, 2004.

     The acquisition cost, including consulting fees, net of cash acquired was $5,085,000.

     The condensed balance sheet of Rolla as of May 31, 2004 is as follows(in thousands):

  Current assets            $  3,323
  Net fixed Assets             3,636
  Intangibles                  3,189
                             -------
  Total                      $10,148
                             =======

  Current liabilities        $ 2,056
  Long term debt               1,146
  Deferred taxes                 655
  Stockholders' equity         6,291
                             - - - -
  Total                      $10,148
                             =======


Intangible Assets Identified and the Amounts

  Assigned are as Follows:
  Intangible Assets Subject
  to amortization:
   Proprietary Technology    $  840
   Computer Software            860
    Other                       408
                            -------
                            $ 2,108
                            =======


The Weighted Average Amortization Period is 7 years.

  Intangible Assets Not Subject to Amortization:

     Goodwill               $   927
     Tradename                  154
                            -------
                            $ 1,081
                            =======

The goodwill is not expected to be deductible for tax purposes.

C.  INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

                                              2004            2003
                                              ----            ----
Finished parts                              $39,139         $36,175
Work-in-process                               8,187           7,003
Raw materials                                 4,753           4,069

                                             ------          ------
                                            $52,079         $47,247
                                             ======          ======

Inventories stated on a LIFO basis represent approximately 45% and 43% of total inventories at June 30, 2004 and 2003, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $19,898,000 and $20,542,000 at June 30, 2004 and 2003, respectively. Inventory quantities were reduced in 2003 resulting in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years which were lower than current costs. The effect was to decrease the 2003 net loss by $70,000.

D.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

                                              2004            2003
                                              ----            ----
Land                                       $  3,414        $  1,412
Buildings                                    26,421          24,948
Machinery and equipment                      96,749          92,371
                                             ------          ------
                                            126,584         118,731
Less accumulated depreciation                93,362          88,521
                                             ------          ------
                                           $ 33,222        $ 30,210
                                             ======          ======

E.  INVESTMENT IN AFFILIATE

     The Company's investment in affiliate consisted of a 25% minority interest in Palmer Johnson Distributors, LLC (PJD) a domestic distributor of Twin Disc products.

     In January 2004, the Company sold its 25% minority interest in PJD to the majority holder, PJD, Inc. for $3,811,000 cash, which approximated the net book value of the investment. The Company recognized pre-tax earnings of $240,000, $414,000 and $481,000 in fiscal years 2004, 2003 and 2002 respectively, from its investment in PJD. In addition, the Company received cash distributions of $195,000, $303,000 and $400,000 in fiscal years 2004, 2003 and 2002, respectively.

     Combined condensed financial data for the investment in affiliate accounted for under the equity method of accounting through the date of sale are summarized below (in thousands). The statement of operations information includes the results of operations of the domestic distributor from June 1 through December 31 for 2004 and from June 1 through May 31 for 2003 and 2002.


                                                             2003
                                                             ----
Current assets                                            $ 12,792
Other assets                                                 2,125
                                                           -------
                                                          $ 14,917
                                                           =======

Current liabilities                                       $  2,662
Other liabilities                                            2,164
Shareholders' equity                                        10,091
                                                           -------
                                                          $ 14,917
                                                           =======

                                  2004           2003       2002
                                  ----           ----       ----
Net sales                      $15,165       $ 27,008    $23,774
Gross profit                     4,710          8,831      8,300
Net earnings                       962          1,607      1,925

     At June 30, 2003, trade receivables from the 25% owned distributor were $1,719,000.

     Sales to the Company's 25% owned domestic distributor were the same terms and conditions as sales to independent distributors. Sales to this distributor were $6,240,000, $10,886,000 and $9,250,000 in fiscal 2004, 2003 and 2002, respectively.

F. GOODWILL AND OTHER INTANGIBLES

     The Company performed impairment tests of its goodwill during 2004 ,2003 and 2002 and determined that no impairment of goodwill existed. Goodwill at June 30, 2004 and 2003 is net of accumulated amortization of $789,000. There were no other significant indefinite lived intangible assets identified by the Company at June 30, 2004 or 2003.

     The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2004 and 2003 were as follows (in thousands):

	Balance at June 30, 2002		$ 12,311
	Translation adjustment			     565
						   -----
	Balance at June 30, 2003		  12,876
	Disposal				  (1,188)
	Translation adjustment			     102
	Acquisition				     927
						   -----
	Balance at June 30, 2004		 $12,717
						   =====

Included in Other assets on the Company's Consolidated Balance Sheet as of the end of June 30, 2004 and 2003, respectively, are the following acquired intangible assets (in thousands):


                                                   2004         2003
                                                   ----         ----
Intangible assets with finite lives:
 Licensing agreements				$ 3,015      $ 5,490
 Other						  2,865        1,259
                                                 ------       ------
                                                  5,880        6,749
Accumulated amortization			  2,475	       4,211
Write off of impaired asset			   -             773
                                                 ------       ------
Total						$ 3,405	     $ 1,765
                                                 ======       ======

     In the second quarter of 2003, a charge of $773,000 was recorded based on SFAS 144 impairment tests. This charge was classified as a component of cost of sales pertaining to the Company's Manufacturing segment.

     The weighted average remaining useful life of the intangible assets included in the table above is approximately 11 years.

     Intangible amortization expense for the year ended June 30, 2004 , 2003 and 2002 was $466,000, $601,000 and $726,000, respectively. Estimated intangible amortization expense for each of the subsequent five fiscal years is as follows (in thousands):

Fiscal Year
 2005	                $  495
 2006		           382
 2007		           374
 2008                      374
 2009			   374
 Thereafter              1,406
                         -----
                        $3,405
                         =====

G. JOINT VENTURE

     On April 2, 2001, the Company entered into a Joint Venture Agreement with Niigata Engineering Co. LTD., Japan to form NICO Transmissions Co., Inc. (NTC). NTC is an engineering and marketing company supporting the Company's expanding global marine product line as well as a distribution company for Niigata's family of transmission products.

          In 2002, Niigata filed for creditor protection in Japan under the local bankruptcy code. Niigata was acquired out of bankruptcy in 2003 and the acquiring company is participating in the joint venture under the original terms of the joint agreement. Subsequent to the acquisition of Niigata, the name of the Joint Venture was changed to Twin Disc Nico Co. LTD. During 2002 the Company fully reserved for its receivable from Niigata in the amount of $237,000 as a result of this filing and wrote off this amount in 2003.

H.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

                                                 2004        2003
                                                 ----        ----
Salaries and wages                            $  4,911    $  4,756
Retirement benefits                              7,559       6,309
Warranty					 6,478       6,070
Other                                            8,314       7,750
                                               -------     -------
                                              $ 27,262    $ 24,885
                                               =======     =======

I.     WARRANTY

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

The following is a listing of the activity in the warranty reserve during the years ended June 30 (in thousands):

                                                 2004		  2003
                                                -----		 -----
Reserve balance, July 1              	     $6,070		$5,294
Current period expense		              4,764		 4,417
Payments or credits to customers	     (4,356)	        (3,766)
Adjustments to pre-existing warranties	          -		   125
                                              -----		 -----
Reserve balance, June 30      		     $6,478		$6,070
					      =====		 =====

J.  DEBT

     Notes payable consists of amounts borrowed under unsecured line of credit agreements. Unused lines of credit total $8,969,000 at June 30, 2004. These lines of credit may be withdrawn at the option of the banks. The weighted average interest rate of the lines outstanding was 2.8% and 3.4% at June 30, 2004 and 2003, respectively.

     Included in long-term debt is $2,841,000 and $5,698,000 of 7.37% ten-year unsecured notes at June 30, 2004 and 2003, respectively. The current portion of these notes was $2,857,000 at June 30, 2004 and 2003.These notes contain certain covenants, including the maintenance of a current ratio of not less than 1.5 and the maintenance of an EBITDA to fixed charges ratio greater than
1.75. Consolidated net worth must be at least equal to the sum of $60,310,000 plus 35% of consolidated net earnings for each quarter from July 1, 1996, however the Company may exclude up to $34,000,000 of net worth adjustments that result from changes to the assumptions used by the Company in determining its pension liability or changes in the market value of plan assets. As of June 30, 2004, the Company was in compliance with all debt covenants.

     In December 2002, the Company entered into a $20,000,000 revolving loan agreement which expires on October 31, 2005. This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants include a minimum consolidated net worth calculated consistently with the net worth covenant discussed in the above paragraph, minimum EBITDA of $11,000,000 at June 30, 2004 and a maximum total funded debt to EBITDA ratio of 2.5 at June 30, 2004. As of June 30, 2004, the Company was in compliance with all debt covenants. The outstanding balance of $12,800,000 and $10,865,000 at June 30, 2004 and 2003, respectively, is classified as long-term debt. Notes under this agreement bear interest on a schedule determined by the Company's leverage ratio and the LIBOR interest rate (LIBOR plus 1.25% and 2.75% at June 30, 2004 and 2003, respectively). The rate was 2.375% and 4.07% at June 30, 2004 and 2003, respectively.

     As part of the acquisition of Rolla SP Propellers S.A., the Company assumed $1,077,020 of secured long term debt which is due May 28, 2008. The long term debt bears interest of 4.25%. The debt is to be used for the construction of a new manufacturing facility and is secured by that facility. An additional secured line of credit of $1,777,000 is available for the construction of the new facility and is secured by the facility. The line of credit bears interest of 3.0% at June 30, 2004. In addition the Company assumed short and long term capital lease obligations of $161,000 and $ 69,000, respectively.

     The aggregate scheduled maturities of outstanding long term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
 2005		   $ 3,018
 2006		    15,736
 2007                 -
 2008		     1,077
                    ------
                   $19,831
                    ======

K.  LEASE COMMITMENTS

     Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
 2005              $ 2,700
 2006                2,205
 2007                1,506
 2008                1,257
 2009                1,147
 Thereafter          1,470
                    ------
                   $10,285
                    ======

     Total rent expense for operating leases approximated $3,587,000, $3,320,000, and $3,135,000 in 2004, 2003, and 2002 respectively.

L.  SHAREHOLDERS' EQUITY

     At June 30, 2004 and 2003, treasury stock consisted of 792,748 and 845,798 shares of common stock, respectively. The Company issued 23,050 shares of treasury stock in 2004 to fulfill its obligations under the stock option plans and 25,000 shares were issued as stock grants. The difference between the cost of treasury shares and the option price is recorded in retained earnings. The fair value of the stock grants are recorded as unearned compensation and amortized over 2 and 4 year periods. The Company acquired 10,000 shares of treasury stock in 2003 for $114,000.

     Cash dividends per share were $0.70 in 2004, 2003 and 2002.

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

M.  BUSINESS SEGMENTS AND FOREIGN OPERATIONS

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

Information about the Company's segments is summarized as follows (in thousands):

                                     Manufacturing   Distribution    Total
            2004                     -------------   ------------    -----

Net sales                               $172,688       $59,176     $231,864
Intra-segment sales                        8,930         2,512       11,442
Inter-segment sales                       30,081         4,252       34,333
Interest income                              395            36          431
Interest expense                           1,176           111        1,287
Income taxes                               3,734         1,671        5,405
Depreciation and amortization              5,284	   355	      5,639
Segment earnings                           5,356         2,975        8,331
Segment assets                           166,049        30,247      196,296
Expenditures for segment assets            8,980           285        9,265

            2003

Net sales                               $153,713       $63,413     $217,126
Intra-segment sales                        6,587         2,890        9,477
Inter-segment sales                       25,848         2,210       28,058
Interest income                              470            25          495
Interest expense                           1,480           137        1,617
Income taxes                              (1,054)        1,073           19
Depreciation and amortization              5,291	   292        5,583
Segment (loss) earnings                   (1,866)        1,943           77

Segment assets                           152,093        32,761      184,854
Expenditures for segment assets            3,882           528        4,410

            2002
Net sales                               $155,730       $61,848     $217,578
Intra-segment sales                        6,696         1,870        8,566
Inter-segment sales                       22,784         6,843       29,627
Interest income                              468            43          511
Interest expense                           1,783           131        1,914
Income taxes                               1,940         1,362        3,302
Depreciation and amortization              5,409           210        5,619
Segment earnings                           2,247         2,366        4,613
Segment assets                           139,810        30,275      170,085
Expenditures for segment assets            1,851           212        2,063

     The following is a reconciliation of reportable segment net sales, earnings and assets to the Company?s consolidated totals (in thousands):

                                                2004        2003       2002
                                                ----        ----       ----
Net sales:
 Total net sales from reportable segments     $231,864    $217,126   $217,578
 Elimination of inter-company sales            (45,775)    (37,535)   (38,193)
                                               -------     -------    -------
  Total consolidated net sales                $186,089    $179,591   $179,385
                                               =======     =======    =======
Earnings (loss):
 Total earnings from
  reportable segments                         $  8,331    $     77   $  4,613
 Other corporate expenses                       (3,088)     (2,445)    (2,555)
                                               -------     -------    -------
  Total consolidated net (loss) earnings      $  5,243    $( 2,368)  $  2,058
                                               =======     =======    =======


Assets
 Total assets for reportable segments         $196,296    $184,854
 Elimination of inter-company assets           (21,100)    (19,402)
 Corporate assets                                1,441       4,906
                                               -------     -------
  Total consolidated assets                   $176,637    $170,358
                                               =======     =======

Other significant items:
 								   Elimination
                                         Segment  and Corporate  Consolidated
                                          Totals   Adjustments      Totals
                                         -------   -----------   ------------
             2004
Interest income                          $   431     $   (179)     $    252
Interest expense                           1,287         (209)        1,078
Income taxes                               5,405         (696)        4,709
Depreciation and amortization              5,639           53         5,692
Expenditures for segment assets            9,265            -         9,265

             2003
Interest income                          $   495     $   (328)     $    167
Interest expense                           1,617         (294)        1,323
Income taxes                                  19         (302)         (283)
Depreciation and amortization              5,583           90         5,673
Expenditures for segment assets            4,410            -         4,410

             2002
Interest income                          $   511     $   (217)     $    294
Interest expense                           1,914         (214)        1,700
Income taxes                               3,302         (352)        2,950
Depreciation and amortization              5,619           90         5,709
Expenditures for segment assets            2,063            -         2,063



     Geographic information about the Company is summarized as follows
(in thousands):

                                                2004       2003       2002
                                                ----       ----       ----

Net sales
 United States                                $107,146   $ 95,813   $108,288
 Other countries                                78,943     83,778     71,097
                                               -------    -------    -------
  Total                                       $186,089   $179,591   $179,385
                                               =======    =======    =======

Long-lived assets
 United States                                $ 55,774   $ 63,865
 Belgium                                        11,490     11,228
 Other countries                                12,995      6,646
 Elimination of inter-company assets            (9,246)    (8,476)
                                               -------    -------
  Total                                       $ 71,013   $ 73,263
                                               =======    =======

     One customer accounted for approximately 11%, 10% and 11% of consolidated net sales in 2004, 2003 and 2002, respectively.

N.   STOCK OPTION PLANS

     During fiscal 1999, the Company adopted the Twin Disc, Incorporated 1998 Stock Option Plan for Non-Employee Directors, a non-qualified plan for non-employee directors to purchase up to 35,000 shares of common stock, and the Twin Disc, Incorporated 1998 Incentive Compensation Plan, a plan where options are determined to be non-qualified or incentive at the date of grant, for officers and key employees to purchase up to 165,000 shares of common stock.
The plans are administered by the Executive Selection and Compensation Committee of the Board of Directors which has the authority to determine which officers and key employees will be granted options. The grant of options to non-employee directors is fixed at options to purchase 1,000 shares of common stock per year or 600 at time of appointment. Except as described in the following sentence, all options allow for exercise prices not less than the grant date fair market value, vest immediately and expire ten years after the date of grant. For options under the Incentive Compensation Plan, if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock, the price will be not less than 110% of the grant date fair market value and the options expire five years after the grant date. In addition, the Company has 34,200 incentive stock option plan options and 31,300 non-qualified stock option plan options outstanding at June 30, 2004 under the Twin Disc, Incorporated 1988 Incentive Stock Option plan and the Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors, respectively. Stock options can no longer be issued from the 1988 Plans.

Shares available for future options as of June 30 were as follows:


                                                            2004     2003
                                                            ----     ----
   1998 Stock Option Plan for Non-Employee Directors       6,400    6,400
   1998 Incentive Compensation Plan                       17,850   47,250


Stock option transactions under the plans during 2004, 2003 and 2002 were as follows:
                                      Weighted         Weighted      Weighted
                                       Average          Average       Average
                                 2004   Price     2003   Price   2002  Price
                                 ----  --------   ----  -------  ---- --------
Non-qualified stock options:
  Options outstanding
    at beginning of year       133,150  $18.54  102,350  $20.46  88,350 $21.31
  Granted                            -       -   48,800   14.37  14,500  15.05
  Canceled                     (15,450)  19.89  (18,000)  18.14    (500) 14.00
  Exercised                    (13,350)  14.18        -       -       -      -
                               -------  ------   ------  ------  ------  -----
  Options outstanding
    at June 30                 104,350  $18.90  133,150  $18.54 102,350 $20.46
                               =======  ======  =======  ====== ======= ======

  Options price range
            ($14.45 - $20.00)

    Number of shares                     72,650
    Weighted average price              $ 16.28
    Weighted average remaining life        8.40 years

  Options price range
            ($21.875 - $28.75)

    Number of shares                    31,700
    Weighted average price             $ 24.90
    Weighted average remaining life       4.83 years


                                      Weighted         Weighted      Weighted
                                       Average          Average       Average
                                2004    Price   2003     Price   2002  Price
                                ----  --------  ----    -------  ----  -------
Incentive stock options:
  Options outstanding
    at beginning of year      106,700  $20.55  146,000  $20.75  125,650 $22.29
  Granted                           -       -        -       -   30,200  15.25
  Canceled                    (13,150)  23.16  (39,300)  21.32   (9,850) 23.47
  Exercised                   ( 9,700)  15.86        -       -        -      -
                              -------  ------  -------  ------  ------- ------
  Options outstanding
    at June 30                 83,850  $20.68  106,700  $20.55  146,000 $20.75
                              =======  ======  =======  ======  ======= ======

  Options price range
            ($15.05 - $20.00)
    Number of shares                     51,450
    Weighted average price              $ 17.77
    Weighted average remaining life        7.40 years


  Options price range
            ($21.875 - $28.75)
    Number of shares                     32,400
    Weighted average price              $ 25.30
    Weighted average remaining life        4.99 years

     The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                            2004         2003         2002
                                            ----         ----         ----
         Net earnings (loss)
                As reported               $ 5,243    $(2,368)      $ 2,058
                Pro forma                   5,243     (2,442)        1,954

         Basic earnings (loss) per share
                As reported               $  1.86    $( 0.84)       $ 0.73
                Pro forma                    1.86     ( 0.87)         0.70


         Diluted earnings (loss) per share
                As reported               $  1.84    $( 0.84)       $ 0.73
                Pro forma                    1.84     ( 0.87)         0.70

     There were no options granted during 2004. The above pro forma net earnings and earnings per share were computed using the fair value of options at the date of grant (for options granted after June 1995) as calculated by the Black-Scholes option-pricing method and the following assumptions: 22% volatility, 4.8% annual dividend yield, risk free interest rates of 3.58% and 2.71% in 2003 and 23% volatility, 4.5% annual dividend yield, risk free interest rate of 4.53% in 2002, a 5 year term and an exercise price equal to the fair market value on the date of grant except for incentive options granted to greater than 10% shareholders which are calculated using a 3 year term and an exercise price equal to 110% of the fair market value on the date of grant. For those options granted during 2003 and 2002 with exercise prices equal to the grant date fair market value, the exercise prices and weighted average fair values of the options were $14.34 and $1.83 in 2003 and $15.05 and $2.37 in 2002, respectively. For those options granted with exercise prices greater than the grant date fair market value, the exercise prices and weighted average fair values of the options were none in 2003 and $16.56 and $1.83 in 2002, respectively.

     In fiscal 2004, the Company issued restricted stock grants for 25,000 shares, 12,500 of these shares vest in two years from the date of grant and 12,500 vest in four years. The fair value of the grants based on the market price at the date of grant was $421,000. The grants are recorded as Unearned Compensation and amortized over two and four year periods. Amortization expense as of June 30, 2004 approximated $188,500.

O.  ENGINEERING AND DEVELOPMENT COSTS

     Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,840,000, $2,220,000, and $1,887,000 in 2004, 2003 and 2002 respectively. Total engineering and development costs were $7,600,000, $7,190,000, and $6,718,000 in 2004, 2003 and 2002 respectively.

P.  Pension and Other Postretirement Benefit Plans

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

     In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain domestic retirees. All employees retiring after December 31, 1992, and electing to continue coverage through the Company's group plan, are required to pay 100% of the premium cost. On June 20, 2003 the Board of Directors amended the coverage under the plans as follows:

     * Pre-1993 retirees are required to pay any cost increases after 2003 for retiree medical coverage.

     * Dental and vision coverage for Pre-1993 retirees was eliminated.

     * Life insurance coverage for individuals who retire on or after October 1, 2003 was eliminated.

     * Access to retiree medical coverage after age 65 for individuals who retire on or after October 1, 2003 and their spouses was eliminated.

     * Retiree medical coverage was eliminated for all employees hired on or after October 1, 2003.

     * A Healthcare Reimbursement Account ("HRA") program will be established for individuals who retire after January 1, 1993 but before age 65.


OBLIGATIONS AND FUNDED STATUS

     The following table sets forth the Company's defined benefit pension plans' and other post-retirement benefit plan's funded status and the amounts recognized in the Company's balance sheets and income statements as of June 30 (dollars in thousands):

                                                                  Other
						 Pension      Post-Retirement
                                                 Benefits         Benefits
                                             ----------------  --------------
                                             2004     2003     2004     2003
                                             ----     ----     ----     ----
Change in benefit obligation:
  Benefit obligation, beginning of year   $115,960 $115,147 $ 32,369 $ 32,999
  Service cost                               1,260    1,344       45       17
  Interest cost                              7,475    8,277    2,057    2,362
  Amendments 				         -   (6,376)       -   (6,106)
  Actuarial loss                             9,603    7,034     (633)   6,678
  Benefits paid                            (10,147)  (9,466)  (4,043)  (3,581)
                                           -------  -------   ------   ------
  Benefit obligation, end of year         $124,151 $115,960 $ 29,795 $ 32,369
                                           =======  =======   ======   ======

Change in plan assets:
  Fair value of assets, beginning of year $ 75,278 $ 92,405 $     -   $     -
  Actual return on plan assets              19,325   (9,403)      -         -
  Employer contribution                      4,582    1,742   4,043     3,581
  Benefits paid                            (10,147)  (9,466) (4,043)   (3,581)
                                           -------  -------  ------    ------
  Fair value of assets, end of year       $ 89,038 $ 75,278 $     -  $      -
                                           =======  =======  ======    ======


Funded status                             $(35,113)$(40,682)$(29,795)$(32,369)
  Unrecognized net transition obligation       358      391        -        -
  Unrecognized actuarial loss               50,252   58,128   14,979   17,159
  Unrecognized prior service cost           (5,467)  (5,842)  (5,427)  (6,106)
                                             ------   ------   ------  -------
  Net amount recognized                   $ 10,030 $ 11,995 $(20,243)$(21,316)
                                            ======   ======   ======  =======

Amounts recognized in the balance sheet
 consist of:
  Accrued benefit liability                (34,544) (39,483) (20,243) (21,316)
  Intangible asset                               -       24        -        -
  Deferred tax asset                        17,384   20,067        -        -
  Minimum pension liability adjustment      27,190   31,387        -        -
                                           -------   ------  -------  -------
  Net amount recognized                   $ 10,030 $ 11,995 $(20,243)$(21,316)
                                           =======   ======  =======  =======

     The accumulated benefit obligation for all defined benefit pension plans was $124,151,000 and $115,960,000 at June 30, 2004 and 2003, respectively.


Information for pension plans with an accumulated benefit obligation in excess of plan assets:
                                                    June 30
                                                 2004     2003
                                                 ----     ----
  Projected and accumulated benefit obligation  $124,151  $115,960
  Fair value of plan assets	                  89,038    75,278

Components of Net Periodic Benefit Cost


                                                     Pension Benefits
                                                 2004      2003      2002
                                                 ----      ----      ----
Service cost                                   $ 1,260   $ 1,344   $ 1,361
Interest cost                                    7,475     8,277     8,203
Expected return on plan assets                  (6,361)   (7,883)   (8,476)
Amortization of prior service cost                 124       624       625
Amortization of transition obligation               60        56        49
Unrecognized net loss				 3,990     2,492     1,802
                                                ------    ------    ------
Net periodic benefit cost                      $ 6,548   $ 4,910   $ 3,564
                                                ======    ======    ======



                                                 Postretirement Benefits
                                                 2004      2003      2002
                                                 ----      ----      ----
Service cost                                   $    45   $    17   $    17
Interest cost                                    2,057     2,362     2,281
Recognized prior service cost			  (678)        -         -
Recognized net actuarial loss                    1,547       798       580
                                                ------    ------    ------
Net periodic benefit cost                      $ 2,971   $ 3,177   $ 2,878
                                                ======    ======    ======

Additional Information

					   Pension Benefits  Other Benefits
                                              2004     2003    2004     2003
					      ----     ----    ----     ----
  Increase (decrease) in minimum
   liability included in other
   comprehensive income			   $ 4,197  $(9,720)   N/A      N/A


Assumptions

                                              2004     2003    2004     2003
                                              ----     ----    ----     ----
Weighted average assumptions used
   to determine benefit obligations
   at June 30:
  Discount rate                               6.00%   6.75%    6.00%    6.75%
  Expected return on plan assets              8.50%   9.00%


                                              2004     2003    2004     2003
                                              ----     ----    ----     ----
Weighted average assumptions used
   to determine net periodic benefit
   cost for years ended June 30:
  Discount rate                               6.75%   7.50%    6.75%    7.50%
  Expected return on plan assets              9.00%   9.00%
  Rate of compensation increase               5.00%   5.00%

     The assumed weighted average health care cost trend rate was 8% in 2004. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $401,000 and the service and interest cost by approximately $24,000. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $376,000 and the service and interest cost by approximately $22,000.

     The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a prescription drug benefit beginning in 2006 under Medicare Part D as well as a subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Based on the benefits provided and expected future prescription costs it has been estimated that the Company's plans will be actuarially equivalent through fiscal 2008. The effect of this was to reduce the Company's benefit obligation by approximately $1,600,000 and reduced related expense in fiscal 2005 by approximately $225,000.

PLAN ASSETS

     The Company's pension plan weighted-average asset allocations at June 30, 2004 and 2003, by asset category are as follows:


                                    Target         June 30
                                 Allocation     2004     2003
                                 ---------      ----     ----
Asset Category
  Equity securities                61%           66%      58%
  Debt securities                  35%           30%      42%
  Real Estate	                    4%            4%        -

                                  ----          ----     ----
                                  100%          100%     100%
                                ======        ======   ======

     Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The pension plans held 62,402 shares of Company stock with a fair market value of $1,522,609 ( 1.7% percent of total plan assets) and $882,988 (1.2% percent of total plan assets) at June 30, 2004 and 2003, respectively.

     Twin Disc employs a total return on investment approach whereby a mix of equities and fixed income investments are used to maximize long-term return of plan assets while avoiding excessive risk. Pension plan guidelines have been established based upon an evaluation of market conditions, tolerance for risk, and cash requirements for benefit payments. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, and annual liability measurements.

     The plans have a long-term return assumption of 8.50%. This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories.

CASH FLOWS

Contributions

     The Company expects to contribute $7,476,000 to its pension plans in fiscal 2005.

     Estimated Future Benefit Payments

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

						Pension	    Other
                                                Benefits    Benefits
                                                --------    --------
  2005                                      	$9,269      $3,799
  2006       	                                 8,931       4,603
  2007      					 9,129       5,273
  2008						 9,259	     5,673
  2009						 9,350       6,131
  Years 2010-2014	                        47,273      33,776

     The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $1,266,000, $1,568,000 and $1,780,000 in 2004, 2003,
and 2002 respectively.

Q.  INCOME TAXES

     United States and foreign (loss) earnings before income taxes and after minority interest were as follows (in thousands):

                                        2004      2003      2002
                                        ----      ----      ----
     United States                    $ 3,243  $ (6,808)  $   694
     Foreign                            6,734     4,169     4,440
                                       ------    ------    ------
                                     $  9,977  $ (2,639)  $ 5,134
                                       ======    ======    ======

     The provision (credit) for income taxes is comprised of the following
(in thousands):
                                        2004      2003      2002
                                        ----      ----      ----
     Currently payable:
       Federal                        $   545   $ ( 176)  $   168
       State                               50        48        70
       Foreign                          2,802     1,269     2,334

                                       ------    ------    ------
                                        3,397     1,141     2,572
                                       ------    ------    ------

     Deferred:
       Federal                            826   (1,281)       441
       State                              279	  (587)       (83)
       Foreign                            207	   444         20
                                       ------    ------    ------
                                        1,312   (1,424)       378
                                       ------    ------    ------
                                      $ 4,709   $( 283)   $ 2,950
                                       ======    ======    ======

     The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).
                                                2004             2003
                                                ----             ----
Deferred tax assets:
  Retirement plans and employee benefits      $20,280          $23,571
  Alternative minimum tax credit
    carryforwards                                 986              509
  Foreign tax credit carryforwards              1,403              641
  State net operating loss and other
    state credit carryforwards                    406              553
  Federal net operating loss carryforward	    -	         1,206
  Other                                         3,590            3,610
                                               ------           ------
                                               26,665           30,090
                                               ------           ------
Deferred tax liabilities:
  Property, plant and equipment                 3,996            4,222
  Intangibles                                   1,382              594

                                               ------           ------
                                                5,378            4,816
                                               ------           ------
Valuation allowance                            (1,403)            (641)
                                               ------           ------
Total net deferred tax assets                 $19,884          $24,633
                                               ======           ======

     Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain foreign tax credit carryforwards. Of the $1,403,000 in foreign tax credit carryforwards at June 30, 2004, $257,000 will expire in 2005, $223,000 will expire in 2006, $161,000 will expire in 2007 and $762,000 will expire in 2009. The alternative minimum tax credit carryforwards will be carried forward indefinitely. Of the $347,000 of state net operating loss carryforwards, net of Federal tax, at June 30, 2004, $326,000 will expire in 2014, $17,000 will expire in 2015 and $4,000 will expire in 2017. Of the $58,000 net of federal tax of state credit carryforwards, any credits not used by 2006 will be deducted in 2007 and 2008.

     Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

                                                 2004       2003      2002
                                                 ----       ----      ----
   U.S. federal income tax at 34%              $ 3,384   $ ( 901)  $ 1,749
   Increases (reductions)
       in tax resulting from:
     Foreign tax items                           1,082       291       144
     State taxes                                   313     ( 366)    ( 298)
     Valuation allowance                             -         -       920
     Disposition of investment in subsidiary         -         -       522
     Statutory rate change			     -        97	 -
     Other, net                                  (  70)      596      ( 87)
                                                 -----	   -----     -----
                                               $ 4,709   $ ( 283)  $ 2,950
                                                 =====     =====     =====

     The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. The undistributed earnings amount to approximately $20.8 million at June 30, 2004. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.


R.  CONTINGENCIES

     The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company's results of operations or financial position.

S.  RESTRUCTURING OF OPERATIONS

     During the second quarter of fiscal 2003, the Company recorded a pre-tax restructuring charge of $2.0 million in connection with the reduction of its workforce. These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. The charge consists of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees. During 2004 and 2003, the Company made cash payments of $358,000 and $600,000, respectively. Accrued restructuring costs were $942,000 and $1,300,000 at June 30, 2004 and 2003,respectively.



TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended June 30, 2004, 2003 and 2002
(In thousands)

                                        Additions
                            Balance at  Charged to                 Balance at
                            Beginning   Costs and                  end of
Description                 of Period   Expenses    Deductions(F1) of Period
-----------                 ---------   --------    ----------     ---------
2004:

Allowance for losses on
  accounts receivable         $ 502       $ 208       $ 106        $ 604
Reserve for inventory
  obsolescence                5,413       1,873       2,614        4,672

2003:

Allowance for losses on
  accounts receivable         $ 756       $ 135       $ 389        $ 502
Reserve for inventory
  obsolescence                4,593       1,822       1,002        5,413

2002:

Allowance for losses on
  accounts receivable         $ 699       $ 336       $ 279        $ 756

Reserve for inventory
  obsolescence                3,346       2,178         931        4,593

(FN)
(F1) Accounts receivable written-off and inventory disposed of during the year and other adjustments (primarily foreign currency translation adjustments).

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

September 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   (  By   /s/ MICHAEL E. BATTEN
                                   (      Michael E. Batten, Chairman,
                                   (      Chief Executive Officer and Director
                                   (
                                   (
                                   (
September 15, 2004                 (  By  /s/ MICHAEL H. JOYCE
                                   (     Michael H. Joyce, President,
                                   (     Chief Operating Officer and Director
                                   (
                                   (
                                   (
                                   ( By   /s/ CHRISTOPHER J. EPERJESY
                                   (     Christopher J. Eperjesy, Vice
				   (     President-Finance, Treasurer and
                                   (     Chief Financial Officer



                                   (     Paul J. Powers, Director
September 15, 2004                 (     David L. Swift, Director
                                   (     John A. Mellowes, Director
                                   (     George E. Wardeberg, Director
                                   (     David R. Zimmer, Director
                                   (     David B. Rayburn, Director
                                   (     John H. Batten, Director
                                   (
                                   ( By   /s/ CHRISTOPHER J. EPERJESY
                                   (     Christopher J. Eperjesy, Attorney in
                                         Fact

EXHIBIT INDEX

EXHIBIT INDEX
TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2004

                                                                       Filed
Exhibit     Description                                               Herewith
    3a)     Articles of Incorporation, as restated October 21, 1988
            (Incorporated by reference to Exhibit 3(a) of the Company's Form 10-K for the year ended June 30, 2004).
     b)     Corporate Bylaws, as amended through July 30, 2004
            (Incorporated by reference to Exhibit 3(b) of the Company's
            Form 10-K for the year ended June 30, 2004).
    4a)     Form of Rights Agreement dated as of April 17, 1998 by and between the Company and the Firstar Trust Company, as Rights
            Agent, with Form of Rights Certificate (Incorporated by reference to Exhibits 1 and 2 of the Company's Form 8-A dated May 4, 1998).
     b)     Announcement of Shareholder Rights Plan per news release
            dated April 17, 1998 (Incorporated by reference to Exhibit
            6(a), of the Company's Form 10-Q dated May 4, 1998).

Material Contracts

   10a) The 1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10(a) of the Company's Form 10-K for the year ended June 30, 2004).
     b) The 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors (Incorporated by reference to Exhibit 10(b) of the Company's Form 10-K for the year ended June 30, 2004).
     c) Amendment to 1988 Incentive Stock Option Plan of Twin Disc, IncorporatedIncorporated by reference to Exhibit 10(c)of the Company's Form 10-K for the year ended June 30, 2004).

     d) Amendment to 1988 Non-Qualified Incentive Stock Option Plan for Officers, Key Employees and Directors of Twin Disc, Incorporated (Incorporated by reference to Exhibit 10(d) of the Company's Form 10-K for the year ended
            June 30, 2004).

     e) Form of Severance Agreement for Senior Officers and form of Severance Agreement for Senior Officers (Incorporated by reference to Exhibit 10(e) of the Company's Form 10-K for the year ended June 30, 2004).

     f) Supplemental Retirement Plan (Incorporated by reference to Exhibit 10(f) of the Company's Form 10-K for the year ended June 30, 1998).

     g) Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10(g) of the Company's Form 10-K for the year ended June 30, 2004).

   10h) Form of Twin Disc, Incorporated Corporate Short Term Incentive Plan (Incorporated by reference to Exhibit 10(h) of the Company's Form 10-K for the year ended June 30,
            2004).     i)     The 1998 Incentive Compensation Plan
            (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998).

     j)     The 1998 Stock Option Plan for Non-Employee Directors
            (Incorporated by reference to Exhibit B of the Proxy
            Statement for the Annual Meeting of Shareholders held on October 16, 1998).

     21     Subsidiaries of the Registrant                              X

     23     Consent of Independent Registered Public Accounting Firm    X

     24     Power of Attorney                                           X

    31a     Certification                                               X

    31b     Certification                                               X

    32a     Certification pursuant to 18 U.S.C. Section 1350            X

    32b     Certification pursuant to 18 U.S.C. Section 1350            X