Form 10-Q
period 2004-09-30
TWIN DISC INC
filed 2004-11-12
CIK 100378

                         TWIN DISC, INCORPORATED

                    SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON
                                Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2004       Commission File Number  1-7635


                         TWIN DISC, INCORPORATED


         (Exact name of registrant as specified in its charter)

         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

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

At October 31, 2004, the registrant had 2,883,783 shares of its common stock outstanding.



                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                               September 30      June 30
                                                   2004            2004
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,008        $  9,127
      Trade accounts receivable, net               33,292          37,091
      Inventories, net                             55,840          52,079
      Deferred income taxes                         4,216           4,216
      Other                                         3,432           3,111
                                                 --------        --------
          Total current assets                    104,788         105,624

    Property, plant and equipment, net             33,798          33,222
    Goodwill                                       12,683          12,717
    Deferred income taxes                          15,673          15,668
    Other assets                                    9,407           9,406
                                                 --------        --------
                                                 $176,349        $176,637
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  1,865        $  1,607
      Current maturities on long-term debt          2,857           3,018
      Accounts payable                             15,525          17,241
      Accrued liabilities                          27,161          27,262
                                                 --------        --------
          Total current liabilities                47,408          49,128

    Long-term debt                                 20,151          16,813
    Accrued retirement benefits                    46,210          49,456
                                                 --------        --------
                                                  113,769         115,397

    Minority Interest                                 441             509

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            87,094          86,443
      Unearned Compensation                          (262)           (304)
      Accumulated other comprehensive loss        (20,072)        (20,301)
                                                 --------        --------
                                                   78,413          77,491
      Less treasury stock, at cost                 16,274          16,760
                                                 --------        --------
          Total shareholders' equity               62,139          60,731
                                                 --------        --------
                                                 $176,349        $176,637
                                                 --------        --------
                                                 --------        --------
The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                     Three Months Ended
                                                        September 30
                                                     2004          2003
                                                     ----          ----
Net sales                                          $45,382      $37,966
Cost of goods sold                                  33,607       29,070
                                                   -------      -------
                                                    11,775        8,896
Marketing, engineering and
  administrative expenses                            9,509        8,358
Interest expense                                       219          280
Other income, net                                      (44)        (205)
                                                   -------      -------
                                                     9,684        8,433
                                                   -------      -------

Earnings before income taxes
   and minority interest                             2,091          463
Income taxes                                           914          281
                                                   -------      -------
Earnings before minority interest                    1,177          182
Minority interest                                      (25)         (11)
                                                   -------      -------
  Net earnings                                     $ 1,152     $    171
                                                   -------      -------
                                                   -------      -------

Dividends per share                                $ 0.175      $ 0.175


Earnings per share data:
  Basic earnings per share                         $  0.41     $   0.06
  Diluted earnings per share                       $  0.40     $   0.06


Shares outstanding data:
  Average shares outstanding                         2,836        2,803
  Dilutive stock options                                52           36
                                                   -------      -------
  Diluted shares outstanding                         2,888        2,839
                                                   -------      -------
                                                   -------      -------

Comprehensive income :
  Net earnings                                     $ 1,152     $    171
  Other comprehensive income (loss):
    Foreign currency translation adjustment            229         (609)
                                                   -------      -------

Comprehensive income (loss):                       $ 1,381        ($438)

                                                   -------      -------
In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.


                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2004          2003
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                                     $1,152     $     171
  Adjustments to reconcile net earnings to
    net cash (used) provided by operating activities:
      Depreciation and amortization                 1,237         1,356
      Equity in earnings of affiliates                  -          (122)
      Dividends received from affiliate                 -            45
      Net change in working capital,
        excluding cash and debt, and other         (5,174)        4,555
                                                   ------        ------
                                                   (2,785)        6,005
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (1,740)        (550)
                                                   ------        ------
                                                   (1,740)        (550)
                                                   ------        ------
Cash flows from financing activities:
  Decrease in notes payable, net                     (261)       (1,213)
  Proceeds (payment) for long-term debt             3,707        (1,270)
  Proceeds from exercise of stock options             486           193
  Dividends paid                                     (500)         (491)
                                                   ------        ------
                                                   3,432        (2,781)
                                                   ------        ------

Effect of exchange rate changes on cash               (26)          (58)
                                                   ------        ------
  Net change in cash and cash equivalents          (1,119)        2,616

Cash and cash equivalents:
  Beginning of period                               9,127         5,908
                                                   ------        ------
  End of period                                   $ 8,008       $ 8,524
                                                   ------        ------
                                                   ------        ------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.




            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

A.     Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles.

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                     September 30,        June 30,
                                          2004             2004
                                       ----------       ---------
Inventories:
   Finished parts                        $40,781         $39,139
   Work in process                         9,687           8,187
   Raw materials                           5,372           4,753
                                         -------         -------
                                         $55,840         $52,079
                                         -------         -------
                                         -------         -------
C.     Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three months ended September 30.




                                           Three Months Ended  September 30,
                                           --------------------------------
                                               2004                 2003
                                               ----                 ----

Reserve balance, beginning of period       $6,478,000           $6,070,000
Current period expense                      1,217,000              884,000
Payments or credits to customers           (1,037,000)            (855,000)
                                            ---------            ---------
Reserve balance, end of period             $6,658,000           $6,099,000
                                            =========            =========




D.     Contingencies

The Company is involved in litigation of which the ulitmate outcome and liability to the Company, if any, is not presently determinable. Management believes that the final disposition of such litigation will not have a material impact on the Company's results of operations or financial position.



E.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):
                                               Three months ended
                                               ------------------
                                       September 30,            September 30,
                                           2004                      2003
                                       -------------            -------------
Manufacturing segment sales             $  40,799                 $  33,147
Distribution segment sales                 15,468                    12,961
Inter/Intra segment sales                 (10,885)                   (8,142)
                                        ---------                 ---------
Net sales                               $  45,382                 $  37,966
                                        ---------                 ---------
                                        ---------                 ---------

Manufacturing segment earnings (loss)   $   2,249                $      (33)
Distribution segment earnings               1,336                     1,164
Inter/Intra segment loss                   (1,494)                     (668)
                                        ---------                 ---------
Earnings before income taxes
   and minority interest                $   2,091                 $     463
                                        ---------                 ---------
                                        ---------                 ---------



Assets                                 September 30,               June 30,
                                           2004                     2004
                                       -------------             ------------
Manufacturing segment assets            $ 165,361                 $ 166,049
Distribution segment assets                30,729                    30,247
Corporate assets and elimination
  of inter-company assets                 (19,741)                  (19,659)

                                         --------                  --------
                                        $ 176,349                 $ 176,637
                                         --------                  --------
                                         --------                  --------




F.      STOCK OPTION PLANS

The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the condensed consolidated statements of operations.
No options were granted in the first quarter of fiscal 2004 or 2005. Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                  Three Months Ended
                                     September 30,
                                  ------------------
                                    2004      2003
                                    ----      ----
Net earnings
     As reported                 $ 1,152    $   171
     Pro forma                     1,152	171

Basic earnings per share
      As reported         	 $  0.41    $  0.06
      Pro forma                     0.41       0.06

Diluted earnings per share
      As reported                $  0.40    $  0.06
      Pro forma                     0.40       0.06


In fiscal 2004, the Company issued restricted stock grants for 25,000 shares, 12,500 of these grants vest 2 years from the date of grant and 12,500 vest 4 years from date of grant. The grants are valued at the market price at the date of grant and are recorded as Unearned Compensation and amortized over 2 and 4 year periods. The amortization expense for the three months ended September 30, 2004, approximated $42,000.

G.  Net Periodic Benefit Cost

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Components of Net Periodic Benefit Cost (in thousands):

                                                Three months ended
                                                   September 30
                                                2004          2003
                                                ----          ----

Pension Benefits:
   Service cost                               $  287        $  306
   Interest cost			       1,780         1,852
   Expected return on plan assets             (1,822)       (1,580)
   Amortization of prior service cost           (149)         (148)
   Amortization of transition obligation          11            10
   Unrecognized net loss	                 994         1,173
       6                                         ---         -----
	Net periodic benefit cost             $1,101        $1,613
                                              ------        ------
                                              ------        ------

Postretirement Benefits:
   Service cost                               $   13	    $   11
   Interest cost                                 418           514
   Recognized net actuarial loss                 164           217
                                                 ---           ---
   	Net periodic benefit cost             $  595        $  742
                                              ------        ------
                                              ------        ------

The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expected to contribute $7,476,000 to its pension plan in fiscal 2005. As of September 30, 2004, $4,330,000 of contributions have been made.


H.  Debt

During the quarter the revolving loan agreement was amended increasing the limit $20,000,000 to $35,000,000 and extending the term to October 31, 2007. Additionally certain capital expenditure restrictions were increased. All other terms and coveneants remained the same.



Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Comparison of the First Quarter of FY 2005 with the First Quarter of FY 2004

Net sales for the first quarter improved 19.5% to $45.4 million from $38.0 million in the same period a year ago. The results for the current fiscal quarter were favorably impacted by the Company's recent acquisition of Rolla SP Propellers SA (Rolla) as well as a previously announced military contract to supply transmission systems for vehicles to be delivered to the Israeli Defense Forces (IDF). The latter contributed nearly $2.4 million in sales for the quarter. Compared to the first quarter of fiscal 2004, the Euro and Asian currencies continued to strengthen against the US dollar. The impact of this strengthening on foreign operations was to increase revenues by approximately $1.0 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up 23.1% versus the same period last year. The Company experienced significant increased order activities and sales at all of our manufacturing locations. Sales at our European and US domestic manufacturing locations were up nearly 20%, before including the favorable impact of the Rolla acquisition. The first quarter of fiscal 2005 represents the first quarter that the Company has recognized sales from this acquisition. For the first quarter, Rolla contributed just over $1.5 million in sales. The sales growth in our domestic operations was primarily driven by increased sales of military and 8500 series transmission products, while the growth in our European operations was driven primarily by marine and propulsion product sales increases.

Our distribution segment experienced an increase of 19.3% in sales compared to the first quarter of fiscal 2004. The majority of this increase came from our distribution operations in Asia-Pacific and Italy. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase in Asia-Pacific. Just under a quarter of the sales growth experienced by our distribution operations versus the same period last year can be attributed to the effect of a weaker dollar among most Asian currencies and the Euro.

The elimination for net inter/intra segment sales increased $2.7 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales experienced by the Company in the first quarter.

Gross income as a percentage of sales improved nearly 250 basis points to 25.9% of sales, compared to 23.4% of sales for the same period last year. This increase was driven primarily by higher volume while maintaining fixed costs at fiscal year 2004 levels. Increased manufacturing productivity and absorption were also continued drivers for the improvements. The benefits from cost reduction initiatives, prior restructuring programs, and lower pension expense helped to offset higher steel and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 13.8% higher compared to last year's first fiscal quarter. As a percentage of sales, ME&A expenses were down slightly to 21.0% of sales versus 22.0% of sales in the first quarter of fiscal 2004. In fiscal 2005's first quarter, ME&A expenses for Rolla are included for the first time. As part of a temporary corporate-wide wage cost reduction program in fiscal 2004, the corporate bonus program was suspended in 2004. For fiscal 2005, a new bonus program has been implemented that emphasizes the achievement of earning returns in excess of the Company's cost of capital as well as other financial and non-financial objectives. The current quarter includes the impact of the re-introduction of the corporate bonus program. Lastly, there was a net unfavorable impact on the ME&A expenses of our overseas operations of approximately $0.2 million related to the continued weakening of the US dollar versus most Asian currencies and the Euro.

Interest expense for the quarter was 21.8% below the same quarter last year. While the average total borrowings for the quarter were up nearly $1.3 million versus the first fiscal quarter of last year, the mix of the Company's borrowings were at a lower weighted interest rate, as the Company continues to pay off its 7.37% ten-year unsecured notes.

The consolidated income tax rate was lower than a year ago primarily due to increased domestic earnings, which were taxed at a lower rate and changes in the mix of foreign versus domestic earnings.



FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Comparison between September 30, 2004 and June 30, 2004
-------------------------------------------------------

As of September 30, 2004, the Company had net working capital of $57.4 million, which represents a slight increase from the net working capital of $56.5 million as of June 30, 2003.

Cash and cash equivalents decreased $1.1 million, or approximately 12%, to $8.0 million as of September 30, 2004. The majority of the cash and cash equivalents as of September 30, 3004 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $33.3 million were down $3.8 million versus last fiscal
year-end.   Historically, the Company has experienced a large decrease in receivables in the first quarter of the fiscal year. However, in fiscal 2005's first quarter, sales were up nearly 20% over the prior year first quarter, and as a result, receivables were higher than would normally be expected. In addition, the change in foreign exchange rates since fiscal year-end results in an increase in foreign-denominated receivables of approximately $1.0 million.

Net inventory increased by $3.8 million versus June 30, 2004. The majority of the increase came at our domestic manufacturing location. This increase is primarily due to higher inventory levels in our off-highway and marine transmission businesses as we experience increased order activity and the Company ramps up production to meet this demand for the balance of this fiscal year. The IDF military transmission systems contract, previously mentioned above, and demand for our 8500 series transmission for the oil field market are two key drivers of the increase in our domestic inventory levels.

Net property, plant and equipment (PP&E) increased $0.6 million versus June 30, 2004. In the current fiscal quarter, the Company's capital expenditures for PP&E totaled $1.7 million, an over 200% increase versus the prior fiscal year's first quarter. The year-over-year increase is primarily driven by the construction of a new facility at our Rolla manufacturing operation. In total, the Company expects to more than double its investments in capital assets in fiscal 2005 compared to fiscal 2004. In addition to the new facility at Rolla, the Company is focusing on modernizing key core manufacturing, assembly and testing processes.

Accounts payable of $15.5 million were down 10.0% from June 30, 2004. The decrease came primarily at our domestic U.S. and Italian manufacturing operations and is consistent with the net impact of lower sales in the first fiscal quarter versus the fourth fiscal quarter of the prior year offset by the increase in inventories noted above.

Total borrowings, notes payable and long-term debt, as of September 30, 2004 increased by $3.4 million, or 16%, to $24.9 million versus June 30, 2004. This increase is primarily attributable to increased funding in the quarter of the

Company's pension plan as well as the increased capital investment noted above. In fiscal 2005's first quarter, the Company made pension contributions of just over $4.3 million. For the year ended June 30, 2005, the Company expects to contribute a total of $7.5 million to its pension plans.

Total shareholders' equity increased by $1.4 million to a total of $62.1 million. Retained earnings increased by $0.7 million. The net increase in retained earnings included $1.2 million in net earnings reported year-to-date, offset by $0.5 million in dividend payments. Net favorable foreign currency translation of $0.2 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first three months.

The Company's balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. During the first fiscal quarter, the Company amended its revolving loan agreement, increasing the limit to $35,000,000, from $20,000,000, and extending the term by two years to October 31, 2007. Furthermore, it is the Company's intention to repatriate foreign cash, as needed, in the coming quarters. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):




Contractual Obligations    Total   Less than     1-3      4-5     After 5
                                     1 year     Years    Years    Years



Short-term debt          $ 1,865   $ 1,865

Revolver borrowing       $16,000               $16,000

Long-term debt           $ 7,008   $ 2,857     $ 4,151

Operating leases         $10,285   $ 2,700     $ 3,711   $2,404   $1,470

Total obligations        $35,158   $ 7,422     $23,862   $2,404   $1,470





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

Twin Disc's significant accounting policies are described in Note A in the Notes to Consolidated Financial Statements in the Annual Report for June 30, 2004. There have been no significant changes to those accounting policies subsequent to June 30, 2004.



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

Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at the prime interest rate minus ..5% or LIBOR plus 1%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 30, 2004 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $38,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company's revenues in the three months ended September 30, 2004 and 2003 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2004 and 2003 was the Euro. At September 30, 2004 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $3,330,000 with a weighted average maturity of 48 days. The fair value of the Company's contracts was a loss of approximately $11,000 at September 30, 2004. At June 30, 2004 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,901,000 with a weighted average maturity of 45 days. The fair value of the Company's contracts was a loss of approximately $58,000 at June 30, 2004.

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

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 30, 2004, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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

Item 6.      Exhibits and Reports on Form 8-K.

A Form 8-K was filed on September 15, 2004 for a press release announcing financial results for fiscal 2004 fourth quarter.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


  November 12, 2004                       /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Vice President - Administration and
                                          Secretary