Form 10-Q
period 2004-12-31
TWIN DISC INC
filed 2005-02-10
CIK 100378

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2004       Commission File Number  1-7635


                         TWIN DISC, INCORPORATED
         (Exact name of registrant as specified in its charter)


         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1328 Racine Street, Racine, Wisconsin                             53403-1758
(Address of principal executive offices)                          (Zip  Code)

     Registrant's telephone number, including area code (262)  638-4000

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

At January 31, 2005, the registrant had 2,901,632 shares of its common stock outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1.   Financial Statements.

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                               December 31       June 30
                                                   2004            2004
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,914        $  9,127
      Trade accounts receivable, net               34,335          37,091
      Inventories, net                             59,558          52,079
      Deferred income taxes                         4,557           4,216
      Other                                         3,768           3,111
                                                 --------        --------
          Total current assets                    111,132         105,624

    Property, plant and equipment, net             36,234          33,222
    Goodwill                                       13,098          12,717
    Deferred income taxes                          15,383          15,668
    Other assets                                    9,446           9,406
                                                 --------        --------
                                                 $185,293        $176,637
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  2,710        $  1,607
      Current maturities on long-term debt          2,857           3,018
      Accounts payable                             16,242          17,241
      Accrued liabilities                          28,762          27,262
                                                 --------        --------
          Total current liabilities                50,571          49,128

    Long-term debt                                 19,370          16,813
    Accrued retirement benefits                    46,283          49,456
                                                 --------        --------
                                                  116,224         115,397

    Minority Interest                                 483             509

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            87,763          86,443
      Unearned Compensation                          (308)           (304)
      Accumulated other comprehensive loss        (14,719)        (20,301)
                                                 --------        --------
                                                   84,389          77,491
      Less treasury stock, at cost                 15,803          16,760
                                                 --------        --------
          Total shareholders' equity               68,586          60,731
                                                 --------        --------
                                                 $185,293        $176,637
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   Three Months Ended       Six Months Ended
                                        December 31            December 31
                                     2004      2003         2004       2003
                                     ----      ----         ----       ----
Net sales                          $54,731   $42,371     $100,113    $80,337
Cost of goods sold                  40,693    31,650       74,300     60,720
                                   -------   -------      -------    -------
                                    14,038    10,721       25,813     19,617
Marketing, engineering and
  administrative expenses           11,261     9,277       20,770     17,635
Interest expense                       291       283          510        563
Other expense (income),net             185        21          141      (184)
                                   -------   -------      -------    -------
                                    11,737     9,581       21,421     18,014
                                   -------   -------      -------    -------

Earnings before income taxes
  and minority interest              2,301     1,140        4,392      1,603
Income taxes                         1,084       624        1,998        905
                                   -------   -------      -------    -------
Earnings before minority
  interest                           1,217       516        2,394        698
Minority interest                      (43)       (8)         (68)       (19)
                                   -------   -------       -------   -------
     Net earnings                  $ 1,174   $   508      $ 2,326     $  679
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------

Dividends per share                $ 0.175   $ 0.175      $  0.35    $  0.35

Earnings per share data:
  Basic earnings per share         $  0.41   $  0.18     $  0.82     $  0.24
  Diluted earnings per share       $  0.40   $  0.18     $  0.80     $  0.24

Shares outstanding data:
  Average shares outstanding         2,859     2,813        2,848      2,808
  Dilutive stock options                48        20           47         15
                                   -------   -------      -------    -------
  Diluted shares outstanding         2,907     2,833        2,895      2,823
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------
Comprehensive income:
  Net earnings                     $ 1,174   $   508     $  2,326    $   679
  Foreign currency translation
    adjustment                       5,353     3,630        5,582      3,021
                                   -------   -------      -------    -------
  Comprehensive income             $ 6,527   $ 4,138      $ 7,908    $ 3,700
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.

                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Six Months Ended
                                                         December 31
                                                     2004          2003
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                            	  $ 2,326       $   679
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
      Depreciation and amortization                 2,552         2,783
      Unearned Compensation                            (5)          104
      Equity in earnings of affiliate                  -           (240)
      Dividends received from affiliate                -            115
      Net change in working capital,
        excluding cash and debt, and other         (4,853)        1,416
                                                   ------        ------
                                                       20         4,857
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (3,809)         (920)
   Proceeds from sales of fixed assets                 31            28
                                                   ------        ------
                                                   (3,778)         (892)
                                                   ------        ------
Cash flows from financing activities:
  Increase in debt, net      		            3,056           372
  Proceeds from exercise of stock options             957           207
  Dividends paid                                   (1,005)         (995)
                                                   ------        ------
                                                    3,008          (416)
                                                   ------        ------

Effect of exchange rate changes on cash               537           538
                                                   ------        ------
  Net change in cash and cash equivalents            (213)        4,087

Cash and cash equivalents:
  Beginning of period                               9,127         5,908
                                                   ------        ------
  End of period                                   $ 8,914       $ 9,995
                                                   ------        ------
                                                   ------        ------

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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                      December 31,       June 30,
                                          2004             2004
                                       ----------       ---------
Inventories:
   Finished parts                      $ 43,265          $39,139
   Work in process                       10,454            8,187
   Raw materials                          5,839            4,753
                                        -------          -------
                                       $ 59,558          $52,079
                                        -------          -------

                                                -------          -------
C.     Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the period ended December 31, 2004 (in thousands).


                                  Three Months Ended       Six Months Ended
                                     December 31              December 31
                                    2004       2003        2004        2003
                                    ---------------        ----------------

Beginning reserve balance         $ 6,658    $ 6,099     $ 6,478     $ 6,070
Current period expense                835        906       2,052       1,779
Payments or credits to customers    1,186      1,031       2,243       1,888
Translation			      413      	 277         433	 290
                                   ------     ------      ------      ------
Ending reserve balance            $ 6,720    $ 6,251    $  6,720     $ 6,251
                                   ======     ======      ======      ======

D.     Contingencies

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

E.    Business Segments

Information about the Company's segments is summarized as follows (in thousands):
                                  Three Months Ended       Six Months Ended
                                     December 31              December 31
                                    2004       2003        2004        2003
                                    ---------------        ----------------
Manufacturing segment sales       $53,239    $40,787     $94,038     $73,934
Distribution segment sales         15,900     14,250      31,368      27,211
Inter/Intra segment sales         (14,408)   (12,666)    (25,293)    (20,808)
                                   ------     ------      ------      ------
Net sales                         $54,731    $42,371     $100,113     $80,337
                                   ======     ======      ======      ======

Manufacturing segment earnings    $ 3,134    $ 1,564      $5,383     $ 1,531
Distribution segment earnings       1,024        815       2,360       1,979
Inter/Intra segment loss           (1,857)    (1,239)     (3,351)     (1,907)
                                   ------     ------      ------      ------
Earnings before income taxes
  and minority interest           $ 2,301   $ 1,140     $  4,392     $ 1,603
                                   ======    ======       ======      ======

Assets                                  December 31,               June 30,
                                           2004                      2004
                                       -------------            ------------
Manufacturing segment assets            $174,318                  $166,049
Distribution segment assets               33,103                    30,247
Corporate assets and elimination
  of inter-company assets                (22,128)                  (19,659)

                                        --------                  --------
                                        $185,293                  $176,637
                                         =======                   =======


F. Stock Option Plans

The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the condensed consolidated statements of operations. No options were granted in the first and second quarters of fiscal 2004 or 2005. Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

				  Three Months Ended         Six Months Ended
                                      December 31,             December 31,
                                  ------------------         ----------------
                                    2004      2003           2004       2003
                                    ----      ----           ----       ----
Net earnings
     As reported                 $ 1,174    $   508       $  2,326    $  679
     Pro forma                     1,174        508          2,326       679

Basic earnings per share
      As reported         	 $  0.41    $  0.18       $   0.82    $ 0.24
      Pro forma                     0.41       0.18           0.82      0.24

Diluted earnings per share
      As reported                $  0.40    $  0.18       $   0.80    $ 0.24
      Pro forma                     0.40       0.18           0.80      0.24

In October 2004, the Company issued restricted stock grants for 4,800 shares, 600 shares vest in 1 year from the date of grant, 2,100 shares vest in 2 years, 600 shares vest in 3 years, and 1,500 shares vest in four years. The fair market value of the grants based on the market price at the date of grant was $120,000.

In October 2004, the Company issued performance stock awards to various employees of the Company, including executive officers. The stock will be awarded if the Company achieves a specified consolidated gross revenue objective in the fiscal year ending June 30, 2007.

In fiscal 2004, The Company issued restricted stock grants for 25,000 shares, 12,500 of these shares vest in 2 years from the date of grant and 12,500 vest in 4 years. The fair market value of the grants based on the market price at the date of grant was $421,000. The grants are recorded as Unearned Compensation and amortized over 2, 3, and 4 year periods. The total compensation expense all restricted stock grants for the six months ended December 31, 2004, approximated $97,000.



G.     Periodic Benefit Cost

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Components of Net Periodic Benefit Cost (in thousands):

                                      Three months ended    Six months ended
                                         December 31           December 31
                                      2004         2003      2004       2003
                                      ----         ----      ----       ----
Pension Benefits
  Service cost                       $  301      $  309    $  588     $  603
  Interest cost                       1,799       1,794     3,579      3,571
  Expected return on plan assets     (1,837)     (1,593)   (3,658)    (3,172)
  Amortization of prior service cost   (149)       (179)     (297)      (359)
  Amortization of transition obligation  18          16        28         26
  Amortization of net loss              995       1,181     1,988      2,359
                                      -----       -----     -----      -----
  Net periodic benefit cost          $1,127      $1,528    $2,228     $3,028
                                      =====       =====     =====      =====
Post-retirement Benefits
  Service cost                       $   13      $   11    $   26     $   22
  Interest cost                         418         514       836      1,029
  Recognized net actuarial loss         164         217       328        435
                                      -----       -----     -----      -----
  Net periodic benefit cost          $  595         742    $1,190     $1,486
                                      =====       =====     =====      =====

The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expected to contribute $7,476,000 to its pension plan in fiscal 2005. As of December 31, 2004, $5,341,000 of contributions have been made.


H.  Debt

During the first quarter the revolving loan agreement was amended increasing the limit from $20,000,000 to $35,000,000 and extending the term to October 31, 2007. Additionally certain capital expenditure restrictions were increased.
All other terms and covenants remained the same.


Item 2.   MANAGEMENT DISCUSSION AND ANALYSIS

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes.

RESULTS OF OPERATIONS

Comparison of the Second Quarter of FY 2005 with the Second Quarter of FY 2004

Net sales for the second quarter improved 29.0% to $54.7 million from $42.4 million in the same period a year ago. The results for the current fiscal quarter were favorably impacted by the Company's recent acquisition of Rolla SP Propellers SA (Rolla) as well as a previously announced military contract to supply transmission systems for vehicles to be delivered to the Israeli Defense Forces (IDF). The latter contributed nearly $3.4 million in sales for the quarter. Compared to the second quarter of fiscal 2004, the Euro and Asian currencies continued to strengthen against the US dollar. The impact of this strengthening on foreign operations was to increase revenues by approximately $1.9 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up 30.5% versus the same period last year. The Company experienced significant increased order activities and sales at all of our manufacturing locations. Sales at our US domestic manufacturing location were up nearly 34%. Sales at our European manufacturing locations, excluding the recent Rolla acquisition, were up over 13% over the same period last year, with just over half of this improvement coming from the
strengthening Euro versus the US Dollar.   The second quarter of fiscal 2005
represents the second quarter that the Company has recognized sales from this acquisition. For the second quarter, Rolla contributed just over $1.7 million
in sales.   The sales growth in our domestic operations was primarily driven by increased sales of military and 8500 series transmissions, and industrial products, while the growth in our European operations was driven primarily by marine product sales increases.

Our distribution segment experienced an increase of 11.6% in sales compared to the second quarter of fiscal 2004. The majority of this increase came from our distribution operations in Asia-Pacific, Italy, and the Northwestern US and Canada. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase in Asia-Pacific, while increased surface drive product sales drove the increase in Italy. Just under half of the sales growth experienced by our distribution operations versus the same period last year can be attributed to the effect of a weaker dollar among most Asian currencies and the Euro.


The elimination for net inter/intra segment sales increased $1.7 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales experienced by the Company in the second quarter.

Gross profit as a percentage of sales remained relatively flat at 25.6% of sales, compared to 25.3% of sales for the same period last year. Higher volume, level fixed costs, increased manufacturing productivity and absorption, and lower pension expense helped to offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 21.4% higher compared to last year's second fiscal quarter. As a percentage of sales, ME&A expenses were down slightly to 20.6% of sales versus 21.9% of sales in the second quarter of fiscal 2004. In fiscal 2005's second quarter, ME&A expenses include the impact of the recent Rolla acquisition. As part of a temporary corporate-wide wage cost reduction program in fiscal 2004, the corporate bonus program was suspended for the prior fiscal year. For fiscal 2005, a new bonus program has been implemented that emphasizes the achievement of earning returns in excess of the Company's cost of capital as well as other financial and non-financial objectives. The current quarter includes the impact of the re-introduction of the corporate bonus program. Lastly, there was a net unfavorable impact on the ME&A expenses of our overseas operations of approximately $0.3 million related to the continued weakening of the US dollar versus most Asian currencies and the Euro.

Interest expense of $0.3 million for the quarter was relatively flat to the same quarter last year. While the average total borrowings for the quarter were up nearly $3.0 million versus the second fiscal quarter of last year, the mix of the Company's borrowings were at a lower weighted interest rate, as the Company continues to pay off its 7.37% ten-year unsecured notes.

The consolidated income tax rate was lower than a year ago primarily due to increased domestic earnings, which were taxed at a lower rate and changes in the mix of foreign versus domestic earnings.


Comparison of the First Six Months of FY 2005 with the First Six Months of
FY 2004

Net sales for the first six months of 2005 improved 24.6% to $100.1 million from $80.3 million in the same period a year ago. The results for the current first half were favorably impacted by the Company's recent acquisition of Rolla as well as a previously announced military contract to supply transmission systems for vehicles to be delivered to the Israeli Defense Forces (IDF). The latter contributed nearly $5.8 million in sales for the six months of this fiscal year. Compared to the first half of fiscal 2004, the Euro and Asian currencies continued to strengthen against the US dollar. The impact of this strengthening on foreign operations was to increase revenues by approximately $3.2 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up 27.2% versus the same period last year. The Company experienced significant increased order activities and sales at all of our manufacturing locations. Sales at our US domestic manufacturing location were up nearly 27%. Sales at our European manufacturing locations, excluding the recent Rolla acquisition, were up over 15% over the same period last year, with just over 40% of this improvement coming from the strengthening
Euro versus the US Dollar.   For the first six months quarter, Rolla
contributed just under $3.2 million in sales.   The sales growth in our
domestic operations was primarily driven by increased sales of military and 8500 series transmissions, and industrial products, while the growth in our European operations was driven primarily by marine product sales increases.

Our distribution segment experienced an increase of 15.3% in sales compared to the first six months of fiscal 2004. The majority of this increase came from our distribution operations in Asia-Pacific, Italy, and the Northwestern US and Canada. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase in Asia-Pacific, while increased surface drive product sales drove the increase in Italy. Just over 30% of the sales growth experienced by our distribution operations versus the same period last year can be attributed to the effect of a weaker dollar among most Asian currencies and the Euro.

The elimination for net inter/intra segment sales increased $4.5 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales experienced by the Company in the first six months.

Gross profit as a percentage of sales increased 140 basis points to 25.8% of sales, compared to 24.4% of sales for the same period last year. Higher volume, improved product mix, level fixed costs, increased manufacturing productivity and absorption, and lower pension expense helped to offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 17.8% higher compared to the first six months of fiscal 2004. As a percentage of sales, ME&A expenses were down slightly to 20.7% of sales versus 22.0% of sales in the first half of fiscal 2004. In fiscal 2005's first half, ME&A expenses include the impact of the recent Rolla acquisition. As part of a temporary corporate-wide wage cost reduction program in fiscal 2004, the corporate bonus program was suspended for the prior fiscal year. For fiscal 2005, a new bonus program has been implemented that emphasizes the achievement of earning returns in excess of the Company's cost of capital as well as other financial and non-financial objectives. The first half of this fiscal year includes the impact of the re-introduction of the corporate bonus program. Lastly, there was a net unfavorable impact on the ME&A expenses of our overseas operations of approximately $0.5 million related to the continued weakening of the US dollar versus most Asian currencies and the Euro.

Interest expense of $0.5 million for the first six months was 10% lower than the same period last year. While the average total borrowings for the first six months were up nearly $1.7 million versus the first six months of last year, the mix of the Company's borrowings were at a lower weighted interest rate, as the Company continues to pay off its 7.37% ten-year unsecured notes.

The consolidated income tax rate was lower than a year ago primarily due to increased domestic earnings, which were taxed at a lower rate and changes in the mix of foreign versus domestic earnings.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Comparison between December 31, 2004 and June 30, 2004

As of December 31, 2004, the Company had net working capital of $60.6 million, which represents a slight increase from the net working capital of $56.5 million as of June 30, 2004.

Cash and cash equivalents decreased $0.2 million, or approximately 2%, to $8.9 million as of December 31, 2004. The majority of the cash and cash equivalents as of December 31, 2004 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $34.3 million were down $2.8 million versus last fiscal
year-end.   Historically, the Company may experience a larger decrease in receivables in the second quarter of the fiscal year. However, in fiscal 2005's first and second quarters, sales were up nearly 25% over the prior year, and as a result, receivables were higher than would normally be expected. In addition, the change in foreign exchange rates since fiscal year-end results in an increase in foreign-denominated receivables of approximately $1.3 million.

Net inventory increased by $7.5 million versus June 30, 2004. Approximately one quarter of the increase came at our domestic manufacturing location and is primarily due to higher inventory levels as we experience increased sales and order activity. $2.9 million of the increase can be attributed to the net effect of the change in foreign exchange rates since fiscal year-end. The net remaining increase was experienced at the remaining manufacturing and distribution subsidiaries and is consistent with the increase sales and order activity experienced in the first half of this fiscal year.

Net property, plant and equipment (PP&E) increased $3.0 million versus June 30, 2004. In the first half of fiscal 2005, the Company's capital expenditures for PP&E totaled $3.8 million, an over 300% increase compared to the same period last year. The year-over-year increase is primarily driven by the construction of a new facility at our manufacturing operation in Switzerland. In total, the Company expects to more than double its investments in capital assets in fiscal 2005 compared to fiscal 2004. In addition to the new facility at Rolla, the Company is focusing on modernizing key core manufacturing, assembly and testing processes.

Accounts payable of $16.2 million were down 5.8% from June 30, 2004. The decrease came primarily at our domestic manufacturing. The accounts payable balance as of June 30, 2004 was historically high as our domestic manufacturing operations was building inventory in anticipation of IDF contract and other product deliveries in the first half of fiscal 2005. The net effect of the continued weakening US dollar was to increase foreign denominated accounts payable by $0.5 million compared to fiscal year-end 2004.

Total borrowings, notes payable and long-term debt, as of December 31, 2004 increased by $3.5 million, or 16%, to $24.9 million versus June 30, 2004. This increase is primarily attributable to increased funding in the first six months of fiscal 2005 of the Company's pension plan as well as the increased capital investment noted above. In fiscal 2005's first half, the Company made pension contributions of just over $5.3 million. For the year ended June 30, 2005, the Company expects to contribute a total of $7.5 million to its pension plans.

Total shareholders' equity increased by $7.9 million to a total of $68.6 million. Retained earnings increased by $1.3 million. The net increase in retained earnings included $2.3 million in net earnings reported year-to-date, offset by $1.0 million in dividend payments. Net favorable foreign currency translation of $5.6 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first six months. Accounting for the balance of the change, treasury stock decreased nearly $1.0 million from the prior fiscal year-end due to the exercising of stock options in the first six months of fiscal 2005.

The Company's balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. During the first fiscal quarter, the Company amended its revolving loan agreement, increasing the limit to $35,000,0000, from $20,000,000, and extending the term by two years to October 31, 2007. Furthermore, it is the Company's intention to repatriate foreign cash, as needed, in the coming quarters. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

   The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):


                                  Less than     1-3       3-5     After 5
Contractual Obligations   Total    1 year      Years     Years     Years

Short-term debt          $ 2,710   $ 2,710

Revolver borrowing       $15,100              $15,100

Long-term debt           $ 7,128   $ 2,857    $ 4,271

Operating leases         $10,285   $ 2,700    $ 3,711    $2,404   $1,470
Total obligations        $35,223   $ 8,267    $23,082    $2,404   $1,470


New Accounting Releases

In the second quarter of fiscal 2005, the FASB issued SFAS No. 151 "Inventory Costs-an amendment of ARB No.43 Chapter 4", SFAS No. 153 "Exchanges of Nonmonetary Assets-an amendment of APB Opinion 29" and SFAS No. 123R "Share Based Payment".

SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS 153, exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS 123R establishes the standards for the accounting for transactions in which an entity exchanges its equity for goods or services.

These statements are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of these statements is not expected to have a significant impact on the Company's financial statements.

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

Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at the prime interest rate or LIBOR plus 1.25%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 31, 2004 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $50,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 45% of the Company's revenues in the three months and six months ended December 31, 2004 and 2003 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in Euros with the balance composed of Japanese yen, Swiss franc and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2005 and 2004 was the Euro. At December 31, 2004 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $3,500,000 with a weighted average maturity of 49 days. The fair value of the Company's contracts was a loss of approximately $151,000 at December 31, 2004. At June 30, 2004 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,901,000 with a weighted average maturity of 45 days. The fair value of the Company's contracts was a loss of approximately $58,000 at June 30, 2004.

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

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of such evaluation. However, in connection with the new rules, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls over financial reporting. The Company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company's systems evolve with its business.


Part II. - OTHER INFORMATION

Item 1.     Legal Proceedings.

Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

Item 2.     Unregistered Sales of Equity Securites and Use of Proceeds.

There were no securities of the Company sold by the Company during the six months ended December 31, 2004, which were not registered under the Securities Act of 1933.

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

Item 4.     Submission of Matters to a vote of Security Holders

At the Annual Meeting of Shareholders held October 15, 2004, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1. 	Election of Directors:

      a)  To serve until Annual Meeting in 2007:

        John H. Batten         For:  2,260,622    Authority withheld: 168,010
        John A. Mellowes       For:  2,260,622    Authority withheld: 168,010
        Harold M. Stratton II  For:  2,260,622    Authority withheld: 168,010

2. Approval of 2004 Stock Incentive Plan:

		For:  1,417,252    Against: 477,300 	Abstain: 9,082

3. Approval of 2004 Stock Incentive Plan for Non-Employee Directors:

		For:  1,406,930    Against: 481,363 	Abstain: 15,341


Item 5.     Other Information.

Grants of Performance Stock Awards

Effective as of October 15, 2004, the Compensation Committee of the Company made certain performance stock awards pursuant to the 1998 Incentive Compensation Plan ( the "1998 Plan") and the 2004 Stock Incentive Plan (the "2004 Plan"). Attaining a defined level of Company revenue in the fiscal year ending June 30, 2007, is the performance milestone used to determine whether a performance share award will entitle the grantee to the associated number of Company shares. These awards were not previously disclosed in a Form 8-K filing. The form of the agreement for performance stock awards granted to executive officers pursuant to the 1998 Plan is attached as Exhibit 10.01. The form of the agreement for performance stock awards granted pursuant to the 2004 Plan is attached as Exhibit 10.2.

Effective as of February 3, 2005, the Compensation Committee amended the performance stock awards granted on October 15, 2004 pursuant to the 1998 Plan and the 2004 Plan to permit prorated awards in the event of certain terminations of employment. The form of the amended agreement for the amended performance stock awards granted to executive officers pursuant to the 1998 Plan is attached as Exhibit 10.3. The form of the amended agreement for the amended performance stock awards granted to executive officers pursuant to the 2004 Plan is attached as Exhibit 10.4.

On October 21, 2004, the Company filed a Form 8-K announcing the appointment of two new executive officers, Denise L. Wilcox and Dean J. Bratel. Ms. Wilcox and Mr. Bratel were recipients of performance stock awards as of October 15, 2004, which were not previously disclosed as part of the Form 8-K filing. These awards were also amended effective February 3, 2005. The forms of the performance share agreement and amended performance share agreement covering Ms. Wilcox and Mr. Bratel are attached as Exhibits 10.5 and 10.6, respectively.

Grants of Restricted Stock

Effective as of October 15, 2004, the Compensation Committee awarded certain restricted stock grants pursuant to the 1998 Plan. The form of the agreement for the restricted stock grants made to executive officers pursuant to the 1998 Plan is attached as Exhibit 10.7.

Forward Looking Statements

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

Item 6.      Exhibits

10.1 Form of Performance Stock Award Grant Agreement for Performance Stock Awards granted on October 15, 2004, under the 1998 Incentive Compensation Plan.

10.2 Form of Performance Stock Award Grant Agreement for Performance Stock Awards granted on October 15, 2004, under the 2004 Stock Incentive Plan.

10.3 Form of Amended Performance Stock Award Grant Agreement for Performance Stock Awards granted on October 15, 2004, under the 1998 Incentive Compensation Plan, and amended effective February 3,2005.

10.4 Form of Amended Performance Stock Award Grant Agreement for Performance Stock Awards granted on October 15, 2004, under the 2004 Stock Incentive Plan, and amended effective February 3, 2005.

10.5 Form of Performance Stock Award Grant Agreement for Performance Stock Awards granted on October 15, 2004, to Denise L. Wilcox and Dean J. Bratel under the 1998 Incentive Compensation Plan.

10.6 Form of Amended Performance Stock Award Grant Agreement for Performance Stock Awards granted on October 15, 2004, to Denise L. Wilcox and Dean
       J. Bratel under the 1998 Incentive Compensation Plan, and amended effective February 3, 2005.

10.7 Form of Restricted Stock Award Agreement for Restricted Stock granted on October 15, 2004, under the 1998 Incentive Plan.

31a Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31b Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32a Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32b Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


   February 7, 2005                      /S/ FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Chief Accounting Officer
                                          Vice President - Administration and
                                          Secretary and Duly Authorized Officer