Form 10-Q
period 2005-03-31
TWIN DISC INC
filed 2005-05-13
CIK 100378

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005       Commission File Number  1-7635


                         TWIN DISC, INCORPORATED
         (Exact name of registrant as specified in its charter)


         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1328 Racine Street, Racine, Wisconsin                             53403-1758
(Address of principal executive offices)                          (Zip  Code)

     Registrant's telephone number, including area code (262)  638-4000

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

At April 29, 2005, the registrant had 2,911,033 shares of its common stock outstanding.


PART 1 - FINANCIAL INFORMATION
Item 1.   Financial Statements.

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                                 March 31        June 30
                                                   2005            2004
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,579        $  9,127
      Trade accounts receivable, net               38,383          37,091
      Inventories, net                             56,137          52,079
      Deferred income taxes                         4,557           4,216
      Other                                         3,415           3,111
                                                 --------        --------
          Total current assets                    111,071         105,624

    Property, plant and equipment, net             36,616          33,222
    Goodwill                                       13,065          12,717
    Deferred income taxes                          15,454          15,668
    Other assets                                    8,973           9,406
                                                 --------        --------
                                                 $185,179        $176,637
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  3,575        $  1,607
      Current maturities on long-term debt          2,857           3,018
      Accounts payable                             17,849          17,241
      Accrued liabilities                          28,283          27,262
                                                 --------        --------
          Total current liabilities                52,564          49,128

    Long-term debt                                 17,618          16,813
    Accrued retirement benefits                    46,249          49,456
                                                 --------        --------
                                                  116,431         115,397

    Minority Interest                                 480             509

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            88,472          86,443
      Unearned Compensation                          (255)           (304)
      Accumulated other comprehensive loss        (16,057)        (20,301)
                                                 --------        --------
                                                   83,813          77,491
      Less treasury stock, at cost                 15,545          16,760
                                                 --------        --------
          Total shareholders' equity               68,268          60,731
                                                 --------        --------
                                                 $185,179        $176,637
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                        March 31                March 31
                                     2005      2004         2005       2004
                                     ----      ----         ----       ----
Net sales                          $56,436   $48,606     $156,549    $128,943
Cost of goods sold                  42,352    35,689      116,652     96,409
                                   -------   -------      -------    -------
                                    14,084    12,917       39,897     32,534
Marketing, engineering and
  administrative expenses           11,227     9,520       31,997     27,156
Interest expense                       304       272          814        835
Other expense (income),net             181       (42)         322      (227)
                                   -------   -------      -------    -------
                                    11,712     9,750       33,133     27,764
                                   -------   -------      -------    -------

Earnings before income taxes
  and minority interest              2,372     3,167        6,764      4,770
Income taxes                         1,158     1,393        3,156      2,298
                                   -------   -------      -------    -------
Earnings before minority
  interest                           1,214     1,774        3,608      2,472
Minority interest                        4         2          (64)       (17)
                                   -------   -------       -------   -------
     Net earnings                  $ 1,218    $1,776      $ 3,544     $2,455
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------

Dividends per share                $ 0.175   $ 0.175      $  .525   $  0.525

Earnings per share data:
  Basic earnings per share         $  0.42   $  0.63     $  1.24     $  0.87
  Diluted earnings per share       $  0.42   $  0.62     $  1.22     $  0.86

Shares outstanding data:
  Average shares outstanding         2,877     2,819        2,858      2,811
  Dilutive stock options                51        29           48         21
                                   -------   -------      -------    -------
  Diluted shares outstanding         2,928     2,848        2,906      2,832
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------
Comprehensive income:
  Net earnings                     $ 1,218   $ 1,776    $  3,544     $2,455
  Foreign currency translation
    adjustment                      (1,338)       34       4,244      3,055
                                   -------   -------      -------    -------
  Comprehensive income             $ (120)   $ 1,810      $ 7,788    $ 5,510
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.


                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                     Nine Months Ended
                                                         March 31
                                                     2005          2004
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                            	  $ 3,544       $ 2,455
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
      Depreciation and amortization                 3,946         4,252
      Equity in earnings of affiliate                  -           (240)
      Dividends received from affiliate                -            195
      Unearned Compensation                           150           146
  Net change in working capital,
        excluding cash and debt, and other         (4,734)        (554)
                                                   ------        ------
                                                    2,906         6,254
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (5,977)       (1,681)
   Proceeds from sales of fixed assets                 69            48
   Proceeds from sale of affiliate                      -         3,811
                                                   ------        ------
                                                   (5,908)         2,178
                                                   ------        ------
Cash flows from financing activities:
  Increase (decrease) in debt, net 	            2,075        (2,396)
  Proceeds from exercise of stock options           1,215           304
  Dividends paid                                   (1,514)       (1,493)
                                                   ------        ------
                                                    1,776        (3,585)
                                                   ------        ------

Effect of exchange rate changes on cash               678           595
                                                   ------        ------
  Net change in cash and cash equivalents            (548)        5,442

Cash and cash equivalents:
  Beginning of period                               9,127         5,908
                                                   ------        ------
  End of period                                   $ 8,579       $11,350
                                                   ------        ------
                                                   ------        ------

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


B.	 Recently Issued Accounting Standards

In the second quarter of fiscal 2005, the FASB issued SFAS No. 151 "Inventory Costs-an amendment of ARB No.43 Chapter 4", SFAS No. 123R "Share Based Payment", and FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004".

SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.

During December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission ("SEC") amended the compliance date to the first annual period beginning after June 15, 2005. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method beginning in the first quarter of fiscal 2006.

During December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the provision of the Jobs Act. However, we expect to be in a position to finalize our assessment by June 2005.

These statements are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of these statements is not expected to have a significant impact on the Company's financial statements.

C.     Inventory

       The major classes of inventories were as follows (in thousands):

                                        March 31,       June 30,
                                          2005             2004
                                       ----------       ---------
Inventories:
   Finished parts                      $ 41,076          $39,139
   Work in process                        9,589            8,187
   Raw materials                          5,472            4,753
                                        -------          -------
                                       $ 56,137          $52,079
                                        -------          -------
                                        -------          -------

D.     Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the period ended March 31, 2005 (in thousands).



                                   Three Months Ended      Nine Months Ended
                                       March 31                 March 31
                                    2005       2004        2005        2004
                                    ---------------        ----------------
Beginning reserve balance         $ 6,720    $ 6,251     $ 6,478     $ 6,070
Current period expense              1,107      1,471       3,159       3,276
Payments or credits to customers    1,136      1,236       3,379       3,123
Translation                          (188)       (86)        245         177
                                   ------     ------      ------      ------
Ending reserve balance            $ 6,503    $ 6,400    $  6,503     $ 6,400
                                   ======     ======      ======      ======

E.     Contingencies

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


F.    Business Segments

Information about the Company's segments is summarized as follows (in thousands):
                                  Three Months Ended       Nine Months Ended
                                       March 31                March 31
                                    2005       2004        2005        2004
                                    ---------------        ----------------
Manufacturing segment sales       $53,453    $45,355    $147,490    $119,289
Distribution segment sales         16,975     16,134      48,343      43,345
Inter/Intra segment sales         (13,992)   (12,883)    (39,284)    (33,691)
                                   ------     ------      ------      ------
Net sales                         $56,436    $48,606    $156,549    $128,943
                                   ======     ======      ======      ======

Manufacturing segment earnings    $ 2,429    $ 2,709      $7,813     $ 4,240
Distribution segment earnings       1,251      1,363       3,611       3,342
Inter/Intra segment loss           (1,308)      (905)     (4,660)     (2,812)
                                   ------     ------      ------      ------
Earnings before income taxes
  and minority interest           $ 2,372    $ 3,167    $  6,764     $ 4,770
                                   ======     ======      ======      ======


Assets                                   March 31,                 June 30,
                                           2005                      2004
                                       -------------            ------------
Manufacturing segment assets            $171,583                  $166,049
Distribution segment assets               34,102                    30,247
Corporate assets and elimination
  of inter-company assets                (20,506)                  (19,659)

                                        --------                  --------
                                        $185,179                  $176,637
                                         =======                   =======



G. Stock Option Plans

The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost has been recognized in the condensed consolidated statements of operations. No options were granted in the first, second and third quarters of fiscal 2005 or 2004. Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                  Three Months Ended        Nine Months Ended
                                      March 31,                  March 31,
                                  ------------------         ----------------
				    2005      2004           2005       2004
                                    ----      ----           ----       ----
Net earnings
     As reported                 $ 1,218    $ 1,776      $  3,544    $ 2,455
     Pro forma                     1,218      1,776         3,544      2,455

Basic earnings per share
      As reported         	   $  0.42  $  0.63      $   1.24    $  0.87
      Pro forma                       0.42     0.63          1.24       0.87

Diluted earnings per share
      As reported                  $  0.42  $  0.62      $   1.22    $  0.86
      Pro forma                       0.42     0.62          1.22       0.86


In October 2004, the Company issued restricted stock grants for 4,800 shares, 600 shares vest in 1 year from the date of grant, 2,100 shares vest in 2 years, 600 shares vest in 3 years, and 1,500 shares vest in four years. The fair market value of the grants based on the market price at the date of grant was $120,000.

In October 2004, the Company granted performance stock awards to various employees of the Company, including executive officers. The stock will be awarded if the Company achieves a specified consolidated gross revenue objective in the fiscal year ending June 30, 2007. No compensation expense has been recorded.

In fiscal 2004, the Company issued restricted stock grants for 25,000 shares, 12,500 of these shares vest in 2 years from the date of grant and 12,500 vest in 4 years. The fair market value of the grants based on the market price at the date of grant was $421,000. The grants are recorded as Unearned Compensation and amortized over 2, 3, and 4 year periods. The total compensation expense of all restricted stock grants for the nine months ended March 31, 2005, approximated $150,000.



H.     Periodic Benefit Cost

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Components of Net Periodic Benefit Cost (in thousands):


                                      Three months ended   Nine months ended
                                           March 31             March 31
                                      2005         2004      2005       2004
                                      ----         ----      ----       ----
Pension Benefits
  Service cost                       $  301      $  310    $  889     $  913
  Interest cost                       1,799       1,796     5,378      5,367
  Expected return on plan assets     (1,837)     (1,594)   (5,495)    (4,766)
  Amortization of prior service cost   (149)       (179)     (446)      (538)
  Amortization of transition obligation  18          16        46         42
  Amortization of net loss              995       1,182     2,983      3,541
                                      -----       -----     -----      -----
  Net periodic benefit cost          $1,127      $1,531    $3,355     $4,559
                                      =====       =====     =====      =====

Post-retirement Benefits
  Service cost                       $   13      $   11    $   39     $   34
  Interest cost                         418         514     1,254      1,543
  Amortization of net loss              164         217       492        651
                                      -----       -----     -----      -----
  Net periodic benefit cost          $  595         742    $1,785     $2,228
                                      =====       =====     =====      =====


The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expected to contribute $7,476,000 to its pension plan in fiscal 2005. As of March 31, 2005, $6,352,000 of contributions have been made.


I.  Debt

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


                        RESULTS OF OPERATIONS

Comparison of the Third Quarter of FY 2005 with the Third Quarter of FY 2004

Net sales for the third quarter improved 16.1% to $56.4 million from $48.6 million in the same period a year ago. The results for the current fiscal quarter were favorably impacted by the Company's recent acquisition of Rolla SP Propellers SA (Rolla). For the quarter, Rolla contributed nearly $1.5 million in sales. Compared to the third quarter of fiscal 2004, the Euro and Asian currencies continued to strengthen against the US dollar. The impact of this strengthening on foreign operations was to increase revenues by approximately $1.4 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up 17.8% versus the same period last year. The Company experienced significant increased order activities and sales at all of our manufacturing locations. Sales at our US domestic manufacturing location were up nearly 21%. Sales at our European manufacturing locations, excluding the recent Rolla acquisition, were up over 5% over the same period last year, with approximately three-quarters of the improvement coming from the
strengthening Euro versus the US Dollar.   The third quarter of fiscal 2005
represents the third quarter that the Company has recognized sales from this acquisition. For the third quarter, Rolla contributed just over $1.5 million
in sales.   The sales growth in our domestic operations was primarily driven by increased sales of military and 8500 series transmission, and industrial products, while the growth in our European operations was driven primarily by marine product sales increases.

Our distribution segment experienced an increase of 5.2% in sales compared to the third quarter of fiscal 2004. The majority of this increase came from our distribution operations in Asia-Pacific. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase. About two-thirds of the sales growth experienced by our distribution operations versus the same period last year can be attributed to the effect of a weaker dollar among most Asian currencies and the Euro.

The elimination for net inter/intra segment sales increased $1.1 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales experienced by the Company in the third quarter.

Gross income as a percentage of sales decreased to 25.0% of sales, compared to 26.6% of sales for the same period last year. This decline results principally from the inability to offset higher prices for steel, shipping and energy; as well as, the unfavorable impact of producing pleasure craft marine transmissions in Euros at the Company's Belgium facility and selling them in US dollars to the North American market. Management has taken measures to offset the higher raw material costs through pricing actions to be effective in the fourth quarter. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 17.9% higher compared to last year's third fiscal quarter. As a percentage of sales, ME&A expenses were up slightly to 19.9% of sales versus 19.6% of sales in the third quarter of fiscal 2004. In fiscal 2005's third quarter, ME&A expenses include the impact of the recent Rolla acquisition. As part of a temporary corporate-wide wage cost reduction program in fiscal 2004, the corporate bonus program was suspended for the prior fiscal year. For fiscal 2005, a new bonus program has been implemented that emphasizes the achievement of earning returns in excess of the Company's cost of capital as well as other financial and non-financial objectives. The current quarter includes the impact of the re-introduction of the corporate bonus program. Lastly, there was a net unfavorable impact on the ME&A expenses of our overseas operations of approximately $0.2 million related to the continued weakening of the US dollar versus most Asian currencies and the Euro.

Interest expense of $0.3 million for the quarter was relatively flat to the same quarter last year. While the average total borrowings for the quarter were up nearly $3.7 million versus the third fiscal quarter of last year, the mix of the Company's borrowings were at a lower weighted-average interest rate, as the Company continues to pay off its 7.37% ten-year unsecured notes.

The consolidated income tax rate was higher than a year ago primarily due to changes in the mix of foreign versus domestic earnings.


Comparison of the First Nine Months of FY 2005 with the First Nine Months of FY 2004

Net sales for the first nine months of 2005 improved 21.4% to $156.5 million from $128.9 million in the same period a year ago. The results for the current fiscal year's first nine months were favorably impacted by the Company's recent acquisition of Rolla as well as a previously announced military contract to supply transmission systems for vehicles to be delivered to the Israeli Defense Forces (IDF). The latter contributed nearly $6.8 million in sales for the first nine months of this fiscal year. Compared to the first nine months of fiscal 2004, the Euro and Asian currencies continued to strengthen against the US dollar. The impact of this strengthening on foreign operations was to increase revenues by approximately $4.5 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up 23.6% versus the same period last year. The Company experienced significant increased order activities and sales at all of our manufacturing locations. Sales at our US domestic manufacturing location were up nearly 25%. Sales at our European manufacturing locations, excluding the recent Rolla acquisition, were up nearly 12% over the same period last year, with approximately half of this improvement coming from the
strengthening Euro versus the US Dollar.   For the first nine months of fiscal
2005, Rolla contributed just under $4.8 million in sales. The sales growth in our domestic operations was primarily driven by increased sales of military and 8500 series transmission, and industrial products, while the growth in our European operations was driven primarily by marine product sales increases.

Our distribution segment experienced an increase of 11.5% in sales compared to the first nine months of fiscal 2004. The majority of this increase came from our distribution operations in Asia-Pacific, Japan, Italy and the Northwestern US and Canada. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase in Asia-Pacific and Japan, while increased surface drive product sales drove the increase in Italy. The increase sales activity at our distribution operations in the Northwestern US and Canada came from increased industrial product and transmission sales. Approximately 38% of the sales growth experienced by our distribution operations versus the same period last year can be attributed to the effect of a weaker dollar among most Asian currencies and the Euro.

The elimination for net inter/intra segment sales increased $5.6 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales experienced by the Company in the first nine months.

Gross profit as a percentage of sales increased 30 basis points to 25.5% of sales, compared to 25.2% of sales for the same period last year. Higher volume, improved product mix, level fixed costs, increased manufacturing productivity and absorption, the favorable effect of the Company's outsourcing activities, and lower pension expense helped to offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 17.8% higher compared to the first nine months of fiscal 2004. As a percentage of sales, ME&A expenses were down slightly to 20.4% of sales versus 21.1% of sales in the first nine months of fiscal 2004. In fiscal 2005's first nine months, ME&A expenses include the impact of the recent Rolla acquisition. As part of a temporary corporate-wide wage cost reduction program in fiscal 2004, the corporate bonus program was suspended for the prior fiscal year. For fiscal 2005, a new bonus program has been implemented that emphasizes the achievement of earning returns in excess of the Company's cost of capital as well as other financial and non-financial objectives. The first nine months of this fiscal year includes the impact of the re-introduction of the corporate bonus program. Lastly, there was a net unfavorable impact on the ME&A expenses of our overseas operations of approximately $0.7 million related to the continued weakening of the US dollar versus most Asian currencies and the Euro.

Interest expense of $0.8 million for the first nine months was 2.5% lower than the same period last year. While the average total borrowings for the first nine months were up nearly $2.5 million versus the first nine months of last year, the mix of the Company's borrowings were at a lower weighted-average interest rate, as the Company continues to pay off its 7.37% ten-year unsecured notes.

For the first nine months of fiscal 2005, the consolidated income tax rate was slightly lower than a year ago primarily due to increased domestic earnings, which were taxed at a lower rate and changes in the mix of foreign versus domestic earnings.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Comparison between March 31, 2005 and June 30, 2004

As of March 31, 2005, the Company had net working capital of $58.5 million, which represents a slight increase from the net working capital of $56.5 million as of June 30, 2004.

Cash and cash equivalents decreased $0.5 million, or approximately 6%, to $8.6 million as of March 31, 2005. The majority of the cash and cash equivalents as of March 31, 2005 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $38.4 million were up $1.3 million versus last fiscal year-end. However, the change in foreign exchange rates since fiscal year-end results in an increase in foreign-denominated receivables of approximately $1.3 million. The net change is consistent with the sales volume experienced in the second and third fiscal quarters of this year versus the third and fourth fiscal quarters of fiscal 2004.

Net inventory increased by $4.1 million versus June 30, 2004 to $56.1 million. $2.0 million of the increase can be attributed to the net effect of the change in foreign exchange rates since fiscal year-end. The net remaining increase was experienced at the remaining manufacturing and distribution subsidiaries and is consistent with the increase sales and order activity experienced in the first nine months of this fiscal year. As of March 31, 2005, the Company's backlog of orders to be shipped over the next six months, which does not include any business booked from Rolla, was $62.7 million, up 27% since the year began and up 20% compared with the same period a year ago. This represents the highest six month backlog since the third quarter of fiscal 1998.

Net property, plant and equipment (PP&E) increased $3.4 million versus June 30, 2004. In the first nine months of fiscal 2005, the Company's capital expenditures for PP&E totaled $6.0 million, an over 250% increase compared to the same period last year. The year-over-year increase is primarily driven by the construction of a new facility at our manufacturing operation in Switzerland. In total, the Company expects to more than double its investments in capital assets in fiscal 2005 compared to fiscal 2004. In addition to the new facility at Rolla, the Company is focusing on modernizing key core manufacturing, assembly and testing processes.

Accounts payable of $17.8 million were up 3.5% from June 30, 2004. Accounts payable at our domestic manufacturing operations were down nearly $2 million from the beginning of the fiscal year. This was offset by increases at our overseas manufacturing and distribution operations. The net effect of the continued weakening US dollar was to increase foreign denominated accounts payable by $0.7 million compared to fiscal year-end 2004.

Total borrowings, notes payable and long-term debt, as of March 31, 2005 increased by $2.6 million, or 12%, to $24.1 million versus June 30, 2004. This increase is primarily attributable to increased funding in the first nine months of fiscal 2005 of the Company's pension plan as well as the increased capital investment noted above. In fiscal 2005's first nine months, the Company made pension contributions of just under $6.4 million. For the year ended June 30, 2005, the Company expects to contribute a total of $7.5 million to its pension plans, compared to $3.7 million in fiscal 2004.

Total shareholders' equity increased by $7.5 million to a total of $68.3 million. Retained earnings increased by $2.0 million. The net increase in retained earnings included $3.5 million in net earnings reported year-to-date, offset by $1.5 million in dividend payments. Net favorable foreign currency translation of $4.2 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first nine months. Accounting for the balance of the change, treasury stock decreased nearly $1.2 million from the prior fiscal year-end due to the exercising of stock options in the first nine months of fiscal 2005.

The Company's balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. During the first fiscal quarter, the Company amended its revolving loan agreement, increasing the limit to $35,000,000, from $20,000,000, and extending the term by two years to October 31, 2007. Furthermore, it is the Company's intention to continue to repatriate foreign cash, as needed, in the coming quarters. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):


                                   Less than      1-3      3-5      After 5
Contractual Obligations   Total     1 year       Years    Years      Years

Short-term debt         $ 3,575    $ 3,575

Revolver borrowing      $13,400                 $13,400

Long-term debt          $ 7,075    $ 2,857      $ 4,218

Operating leases        $10,285    $ 2,700      $ 3,711   $2,404    $1,470

Total obligations       $34,335    $ 9,132      $21,329   $2,404    $1,470



New Accounting Releases

In the second quarter of fiscal 2005, the FASB issued SFAS No. 151 "Inventory Costs-an amendment of ARB No.43 Chapter 4", SFAS No. 123R "Share Based Payment", and FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004".

SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material.

During December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission ("SEC") amended the compliance date to the first annual period beginning after June 15, 2005. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123R using the modified-prospective method beginning in the first quarter of fiscal 2006.

During December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the provision of the Jobs Act. However, we expect to be in a position to finalize our assessment by June 2005.

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

Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. Those debt facilities bear interest predominantly at the prime interest rate or LIBOR plus 1.25%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 31, 2005 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $53,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 45% of the Company's revenues in the three months and nine months ended March 31, 2005 and 2004 were denominated in currencies other than the U.S. dollar. Of that total, approximately 64% was denominated in Euros with the balance composed of Japanese yen, Swiss franc and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2005 and 2004 was the Euro. At March 31, 2005 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,500,000 with a weighted average maturity of 35 days. The fair value of the Company's contracts was a loss of approximately $49,000 at March 31, 2005. At June 30, 2004 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,901,000 with a weighted average maturity of 45 days. The fair value of the

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the six months ended March 31, 2005, that were not registered under the Securities Act of 1933.

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

Item 6.      Exhibits


31a	Certification of Chief Executive Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.

31b	Certification of Chief Financial Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.

32a	Certification of Chief Executive Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.

32b	Certification of Chief Executive Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


   May 13, 2005                           /S/ FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Vice President - Administration and
                                          Secretary and Chief Accounting Officer