Form 10-K/A
TWIN DISC INC
filed 2005-08-15
CIK 100378

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-K/A
                               Amendment No. 1
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended June 30, 2004
                       Commission File Number 1-7635

                           TWIN DISC, INCORPORATED
          (Exact Name of Registrant as Specified in its Charter)

             Wisconsin                                  39-0667110
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)          Identification Number)

       1328 Racine Street, Racine, Wisconsin                 53403
       (Address of Principal Executive Office)            (Zip Code)

     Registrant's Telephone Number, including  area code:  (262) 638-4000

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

The Company hereby amends Form 10-K for the year ended June 30, 2004, filed on September 20, 2004. This amendment restates items in the Company's Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows, Consolidated Statements of Changes in Shareholders' equity and Notes to Consolidated Financial Statements for intercompany profit in inventory transferred or sold within the entities of the consolidated company.

See Note B, "Restatement" in our Notes to Consolidated Financial Statements for further information regarding this restatement.

This amendment also revises the description regarding legal proceedings in Item 3, the description of the Company's revenue recognition accounting policies in Footnote A to the Company's financial statements, and the form of the Section 302 Certifications signed by the Company's Chief Executive Officer and Chief Financial Officer. The Company agreed to make these changes in response to a comment letter issued by the Securities and Exchange Commission dated May 18, 2005. With respect to legal proceedings and revenue recognition accounting policies, only the descriptions have been changed; the Company's determination regarding the effect of legal proceedings, and the Company's revenue recognition accounting policies, remain the same.

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

     A summary of financial data by segment and geographic area for the years ended June 30, 2004, 2003 and 2002 appears in Note N to the consolidated financial statements on pages 41 through 43 of this form.

ITEM 2. PROPERTIES

     The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A. , one in Nivelles, Belgium and one in Decima, Italy. The aggregate floor space of these four plants approximates 692,000 square feet. One of the Racine facilities includes office space, which is the location of the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in Decima, Italy and Balerna, Switzerland

     The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:

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

ITEM 3. LEGAL PROCEEDINGS

     Twin Disc is a defendant in several product liability or related claims of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that the final disposition of such litigation will not have a material impact on the Company's results of operations or financial position.


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

     Quarterly dividends of $0.175 per share were declared and paid for each of the quarters above. As of June 30, 2004 there were 917 shareholder accounts.
The sales price of Twin Disc common stock as of August 30, 2004 was $23.25.

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

ITEM 6. SELECTED FINANCIAL DATA (Restated)

As further discussed in note B, the Company previously did not properly eliminate its intercompany profit in inventory. Accordingly, the Company has restated the financial highlights below to fully eliminate intercompany profits relating to inventory in accordance with generally accepted accounting principles.

Financial Highlights
(dollars in thousands, except per share amounts and shares outstanding)

                                         For the years ended June 30,
Statement of Operations Data:   2004(1)  2003(1)   2002(1)   2001(2)   2000(2)
Net sales                     $186,089  $179,591  $179,385  $180,786  $177,987
Net earnings (loss)              5,643    (2,394)    2,276     6,885     4,456
Basic earnings (loss) per share   2.01      (.85)      .81      2.45      1.58
Diluted earnings (loss) per share 1.98      (.85)      .81      2.45      1.58
Dividends per share                .70       .70       .70       .70       .70

Balance Sheet Data (at end of period):
Total assets                  $174,622  $167,944  $154,892  $154,127  $170,867
Total Long-Term Debt            16,813    16,584    18,583    23,404    31,524

(1) See footnote B to the Consolidated Financial Statements for further information regarding this restatement.

(2) This financial data has been restated for adjustments as described in footnote B to the Consolidated Financial Statements. The adjustments increased net earnings by $716,000 and $683,000 and basic and diluted earnings per share by $.25 and $.24 per share for fiscal years ended June 30, 2001 and 2000, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

As further described in note B to the Consolidated Financial Statements, the Company has restated its financial statements as of and for the years ended June 30, 2004, 2003, and 2002 to fully eliminate intercompany profits relating to inventory. The management discussion and analysis of financial condition and results of operations contained herein have been revised as applicable.

Note on Forward Looking Statements

Statements in this report (including but not limited to certain statements in Items 1 and 7) and in other Company communications that are not historical facts are forward-looking statements, which are based on managements current expectations. These statements involve risks and uncertainties that could cause actual results to differ materially from what appears here.

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

Results of Operations (Restated)

(In thousands)
                                    2004     %      2003    %      2002     %
                                    ----     --     ----    --     ----     --
Net sales                         $186,089        $179,591        $179,385
Cost of goods sold                 137,804         144,618         138,788
                                   -------         -------         -------
         Gross profit               48,285  25.9%   34,973  19.5%   40,597  22.6%
Marketing, engineering and
  administrative expenses           37,168  20.0    34,790  19.4    34,638  19.3
Restructuring of operations              -   0.0     2,042   1.1         -   0.0
                                    ------  ----   -------   ---   -------   ---
  Earnings (loss) from operations  $11,117   6.0   $(1,859) (1.0)   $5,959   3.3
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

     From a product perspective, the Company saw increases in its industrial, transmission and propulsion product sales. After adjusting for the impact of the change in the TDN agreement, marine product sales were also higher. Of particular note in fiscal 2004 was the continued acceptance of our QuickShiftTM marine transmissions, the overall recovery of the marine pleasure craft market, the growth in our Arneson Surface Drives (propulsion) and 8500 series transmission for oilfield applications.

     Gross Profit

     Gross profit as a percentage of sales improved 640 basis points in fiscal 2004 to 25.9%, compared to 19.5% in fiscal 2003. The improvement in fiscal 2004 can be attributed to a number of factors: (1) increased sales and favorable product mix, which accounted for over half of the current year's improvement,
(2) increased productivity and absorption, (3) lower fixed costs as a result of cost reduction initiatives, (4) favorable purchase price variances as a result of a material cost reduction program and (5) the absence in fiscal 2004 of a $0.8 million SFAS 144 impairment charge taken in fiscal 2003. These were partially offset by a $1 million increase in pension expense in fiscal 2004 compared to fiscal 2003.

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

     Other

     On July 15, 2003, the Company announced a number of actions to address rising pension and retiree healthcare costs, meant to ensure both the future strength of our pension fund and the Company's ability to remain globally competitive. In addition to changes to both the pension and post-retirement healthcare plans (see Footnote Q to the consolidated financial statements), the Company announced across-the-board wage reductions for corporate officers, and most domestic salaried and hourly employees. Domestic employee groups, including officers, also will forego performance bonuses in both fiscal 2003 and 2004. The 401(k) company match also has been reduced from 75 percent to 50 percent on the first six percent of employees' contributions. The combined effect of these actions approximately offset projected increases for both pension and post-retirement healthcare costs in fiscal 2004. In the first quarter of fiscal 2005, the Company will restore salary and wages to their prior levels and plans to implement a new incentive plan that emphasizes the achievement of earning returns in excess of the Company's cost of capital as well as other financial and non-financial objectives. It is estimated that the annual net pre-tax impact of the salary and wage restoration will be approximately $0.7 million.


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

     We had mixed results in our manufacturing operations in fiscal 2003. Our Italian operations posted another strong sales year with an increase versus fiscal 2002. However, the majority of this increase was caused by the strengthening Euro. Although our Belgian operations got off to a slow start in fiscal 2003, the second half of the year saw some recovery as we began to produce and see the effects of our new QuickShift TM marine transmissions. After adjusting for the impact of a strengthening Euro in fiscal 2003, our Belgian operations posted a slight increase in sales, primarily driven by a very strong fourth quarter. In the U.S., our domestic operations were faced with a number of challenges early in fiscal 2003. In the first quarter, quality problems necessitated downtime in order to segregate non-conforming parts received from two of the Company's vendors. By the end of the second quarter, the disruption of production flow as a result of these vendor-supplied off-spec parts was normalized. In the second quarter, the Company announced restructuring actions that impacted both our U.S. and Belgian manufacturing operations (see Footnote T to the consolidated financial statements). These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. In addition to these challenges, the Company continued to be confronted with softness in many of its key markets. However, propulsion products continued to be a strong area for the Company in fiscal 2003.

     Gross Profit

     Gross profit as a percentage of sales deteriorated 310 basis points to 19.5% in fiscal 2003 compared to fiscal 2002. Almost half of the deterioration can be attributed to increased pension and medical costs of nearly $1.6 million, and a $0.8 million impairment charge taken in the second quarter (see Footnote
G to the consolidated financial statements). The remaining deterioration was due to unfavorable volume and mix in fiscal 2003 as well as supplier quality issues the Company experienced in the first and second quarters of fiscal 2003. The latter was somewhat offset by ongoing productivity and cost improvement initiatives in our manufacturing operations. Despite early setbacks caused by the supplier quality issues and restructuring actions taken in the first half of 2003, the second half of the year was much stronger. For example, fourth quarter gross profit as a percentage of sales of 22.7% compared favorably with fiscal 2002 at 22.9%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Fiscal Years 2004, 2003 and 2002

     The net cash provided by operating activities in fiscal 2004 totaled $12.2 million versus $6.7 million in fiscal 2003, for a net increase of $5.5 million. This increase was primarily driven by an increase in net earnings of $8.0 million over fiscal 2003's net loss. This was partially offset by increased inventories at our domestic manufacturing location as we prepared to deliver transmission systems for military contracts. Accounts receivable at June 30, 2004 were approximately $0.6 million lower, adjusted for the impact of exchange rate changes, than at June 30, 2003. The change in the TDN agreement previously discussed resulted in a net reduction in accounts receivable of $3.6 million. This was offset by increased accounts receivable of $3.9 million at our domestic manufacturing location, driven by increased sales is fiscal 2004's fourth quarter of over $7 million versus the prior fiscal year's fourth quarter. The change in TDN agreement also resulted in a net reduction in accounts payable of $3.8. This was partially offset by a net increase of $3.0 million in accounts payable at our domestic manufacturing locations due to the increased sales activity noted above.

    The net cash provided by operating activities in fiscal 2003 totaled $6.7 million versus $13.2 million in fiscal 2002. This decline was primarily driven by the net loss experienced in fiscal 2003. In addition, the net change in operating assets and liabilities contributed $2.8 million to operating cash flow in fiscal 2003, compared with to nearly $5 million in the prior year. While the continued reduction of inventories contributed $3.7 million to operating cash flow in both 2003 and 2002, accounts receivable at June 30, 2003 were approximately $3.0 million higher, adjusted for the impact of exchange rate changes, than at June 30, 2002. While fourth quarter sales were flat year-over-year, there was a significant shift from domestic to overseas sales in fiscal 2003's fourth quarter. In general, customer credit terms in both our European and Asian markets are longer, partially explaining this increase. Additionally, our domestic operations had a past due balance of $0.6 million from one overseas customer, of which $0.5 million had been collected subsequent to year-end.

     The net cash used for investing activities in fiscal 2004 consisted of the net acquisition price for Rolla SP Propellers SA of $5.1 million, net of $1.2 million cash acquired, and nearly $4.2 million in investments in capital equipment offset by the net proceeds from the sale of the Company's 25% minority interest in PJD, Inc. to the majority holder for $3.8 million.

     With the acquisition of Rolla SP Propellers SA in Balerna, Switzerland in May 2004, the Company is in the process of constructing a new state-of-the-art facility for the design and manufacturing of high-performance, custom propellers. As a result, management expects capital expenditures in fiscal 2005 to significantly exceed recent years, reversing a trend of below depreciation capital spending.

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

     Future Liquidity and Capital Resources

     Twin Disc has a three-year $20 million revolving credit facility that expires in October 2005. This credit facility is used to fund seasonal working capital requirements and other financing needs. This facility and Twin Disc's other indebtedness contain certain restrictive covenants as are fully disclosed in Note K of the Notes to the Consolidated Financial Statements. Twin Disc is currently renegotiating its revolving credit agreement and plans to have a new agreement negotiated by the end of fiscal 2005's first quarter. At this time, we do not foresee any difficulties in securing an extension as well as an increase in the available borrowings under the agreement.

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

     The Company believes the capital resources available in the form of existing cash, lines of credit (see Footnote K to the consolidated financial statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable future business requirements, including pension funding requirements. As noted above, the Company is currently in discussions to increase the borrowings available under and extend its $20,000,000 revolving loan agreement, which expires on October 31, 2005. Management expects to have the amended agreement finalized before the end of fiscal 2005's first quarter.

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

Twin Disc's significant accounting policies are described in Note A to the consolidated financial statements on pages 32 through 34 of this form. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating our reported financial results are the following:

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussions of the Company's accounting policies and further disclosure relating to financial instruments is included in Note A to the consolidated financial statements on pages 33 through 35 of this form.

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

For the reasons described in note B to the Consolidated Finacial Statements, the Company has restated the following financial data for the quarters in the years ended June 30, 2004 and 2003 to fully eliminate intercompany profits relating to inventory in accordance with generally accepted accounting principles.

Sales and Earnings by Quarter (dollars in thousands, except per share amounts)

                                     As Restated
2004                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $37,966    $42,371    $48,606    $57,146   $186,089
Gross profit                9,541     10,445     13,074     15,225     48,285
Net earnings                  564        340      1,872      2,867      5,643
Basic earnings per share      .20        .12        .66       1.02       2.00
Diluted earnings per share    .20        .12        .66       1.00       1.98
Dividends per share          .175       .175       .175       .175        .70

                                      As Reported

2004                      1st Qtr.   2nd Qtr.   3rd Qrt.   4th Qtr.    Year
Net sales                 $37,966    $42,371    $48,606    $57,146   $186,089
Gross profit                8,896     10,721     12,917     15,096     47,630
Net earnings                  171        508      1,776      2,788      5,243
Basic earnings per share      .06        .18        .63        .99       1.86
Diluted earnings per share    .06        .18        .62        .97       1.84
Dividends per share          .175       .175       .175       .175        .70

                                       As Restated

2003                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $36,521    $42,794    $47,177    $53,099   $179,591
Gross profit                5,994      6,664     10,426     11,889     34,973
Net earnings (loss)        (1,692)    (3,097)       510      1,885     (2,394)
Basic earnings (loss)
   per share                 (.60)     (1.10)       .18        .67       (.85)
Diluted earnings (loss)
   per share                 (.60)     (1.10)       .18        .67       (.85)
Dividends per share          .175       .175       .175       .175        .70

                                        As Reported

2003                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $36,521    $42,794    $47,177    $53,099   $179,591
Gross profit                5,930      6,680     10,425     11,981     35,016
Net earnings (loss)        (1,731)    (3,087)       509      1,941     (2,368)
Basic earnings (loss)
   per share                 (.62)     (1.10)       .18        .70       (.84)
Diluted earnings (loss)
   per share                 (.62)     (1.10)       .18        .70       (.84)
Dividends per share          .175       .175       .175       .175        .70

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9(a). CONTROLS AND PROCEDURES

     Restatement

     Historically, the Company did not eliminate intercompany profit in inventory transferred or sold within the entities of the consolidated company.

     The Company recently reevaluated its accounting for intercompany profit in inventory and has now concluded that the intercompany profit within inventory at the end of each period should be eliminated. As a result, the Company has decided to restate its financial statements for the fiscal years ended June 30, 2004, 2003, and 2002 and the quarterly periods with the fiscal years ended June 30, 2005 and 2004 as the impact of this error is material to the previously issued financial statments.

     Evaluation of Disclosure Controls and Procedures

     In connection with restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures and concluded that a failure to ensure that intercompany profit in inventory is eliminated during the financial close process is a material weakness. As a result of this material weakness, the Company concluded that its disclosure controls and procedures were not effective as of June 30, 2004.

     Remediation of Material Weakness in Internal Control

     The Company has enhanced its inventory accounting procedures to include a calculation of the intercompany profit in inventory at each period end and timely elimination of this amount during the consolidation process. The Company's management believes that this corrective action has remediated the identified deficiency in the Company's disclosure controls and procedures as of the date of this filing.


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

     For information with respect to the Company's Code of Ethics , see "Code of Ethics" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004, which is incorporated into this report by reference. The Company's Code of Ethics, entitled, "Guidelines for Business Conduct and Ethics", is included on the Company's website, www.twindisc.com.

     For information with respect to changes to procedures by which shareholders may recommend nominees to the Company's Board of Directors, see "Selection of Nominees for the Board" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004, which is incorporated into this report by reference.

For information with respect to the Audit Committee Financial Expert, see "Roles of the Board's Committees: Audit Committee" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2004, which is incorporated into this report by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2004 under the heading "Fees to Independent Registered Public Accounting Firm".

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements

     See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 26, the Report of Independent Registered Public Accounting Firm on page 27 and the Consolidated Financial Statements on pages 28 to 52, all of which are incorporated by reference.

     Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

     (a)(2) Consolidated Financial Statement Schedules

     See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 26, and the Consolidated Financial Statement Schedule on page 53, all of which are incorporated by reference.

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

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                                                     Page

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm................. 27

Consolidated Balance Sheets as of June 30, 2004 and 2003(as restated)... 28

Consolidated Statements of Operations for the years
 ended June 30, 2004, 2003 and 2002(as restated)........................ 29

Consolidated Statements of Cash Flows for the years
 ended June 30, 2004, 2003 and 2002 (as restated)........................30

Consolidated Statements of Changes in Shareholders' Equity and
 Comprehensive Income for the years ended June 30, 2004, 2003 and 2002 (as restated)............................................................... 31

Notes to Consolidated Financial Statements (as restated)............... 32-52


INDEX TO FINANCIAL STATEMENT SCHEDULE


Schedule II - Valuation and Qualifying Accounts........................ 53


Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.


        Report of Independent Registered Public Accounting Firm


To the Shareholders of
Twin Disc, Incorporated:


     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Twin Disc, Incorporated and Subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note B to the consolidated financial statements, the Company has restated its consolidated financial statements for each of the three years in the period ended June 30, 2004.

PricewaterhouseCoopers LLP


Milwaukee, Wisconsin
July 30, 2004, except for Note B, as to which the date is July 27, 2005

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 and 2003

        (Dollars in thousands)                     2004          2003
                                                   ----          ----
                                               (As Restated) (As Restated)

ASSETS

Current assets:
  Cash and cash equivalents                     $  9,127      $  5,908
  Trade accounts receivable, net                  37,091        35,367
  Inventories, net                                48,777        43,289
  Deferred income taxes                            4,216         4,469
  Other                                            3,111         4,104
                                                 -------        ------
        Total current assets                     102,322        93,137

Property, plant and equipment, net                33,222        30,210
Investment in affiliate                                -         2,550
Goodwill, net                                     12,717        12,876
Deferred income taxes                             16,955        21,708
Intangible pension asset                               -            24
Other assets                                       9,406         7,439
                                                 -------       -------
                                                $174,622      $167,944
                                                 =======       =======
LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                 $  1,607      $  2,429
  Current maturities on long-term debt             3,018         2,857
  Accounts payable                                17,241        16,115
  Accrued liabilities                             27,262        24,885
                                                 -------       -------
        Total current liabilities                 49,128        46,286

Long-term debt                                    16,813        16,584
Accrued retirement benefits                       49,456        56,732
                                                 -------       -------
                                                 115,397       119,602

Minority interest                                    509           485

Shareholders' equity:
  Preferred shares authorized:  200,000;
   issued: none; no par                               -             -
  Common shares authorized: 15,000,000;
    issued: 3,643,630; no par value               11,653        11,653
  Retained earnings                               84,428        80,777
  Unearned Compensation                             (304)            -
  Accumulated other comprehensive loss           (20,301)      (26,978)
                                                 -------       -------
                                                  75,476        65,452
  Less treasury stock, at cost                    16,760        17,595
                                                 -------       -------
        Total shareholders' equity                58,716        47,857
                                                 -------       -------
                                                $174,622      $167,944
                                                 =======       =======

     The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2004, 2003 and 2002


   (In thousands, except per share data)
                                           2004         2003       2002
                                     (As Restated)(As Restated)(As Restated)
Net sales                              $186,089     $179,591   $179,385
Cost of goods sold                      137,804      144,618    138,788
                                        -------      -------    -------
         Gross profit                    48,285       34,973     40,597
Marketing, engineering and
  administrative expenses                37,168       34,790     34,638
Restructuring of operations                   -        2,042          -
                                        -------      -------    -------
        Earnings(Loss)from operations    11,117	      (1,859)	  5,959

Other income (expense):
  Interest income                           252          167       294
  Interest expense                       (1,078)      (1,323)   (1,700)
  Equity in net earnings
    of affiliate                            240          414       481
  Other, net                                101          (81)      467
                                        -------      -------    -------
                                          (485)         (823)     (458)
                                        -------      -------    -------
         Earnings (loss) before income
           taxes and minority interest   10,632       (2,682)    5,501

Income taxes                              4,964        (300)     3,090
                                        -------      -------    -------
         Earnings (loss) before
           minority interest              5,668      (2,382)     2,411

Minority interest                           (25)        (12)      (135)
                                        -------	     -------    -------

         Net earnings (loss)            $ 5,642     $ (2,394)  $ 2,276
                                        =======       =======   =======

Earnings (loss) per share data:
  Basic earnings (loss) per share      $  2.01      $  (0.85)   $   .81
  Diluted earnings (loss) per share       1.98         (0.85)       .81

Weighted average shares outstanding data:
  Basic shares outstanding                2,814        2,805      2,808
  Dilutive stock options                     29            -          -
                                        -------      -------    -------
Diluted shares outstanding                2,843        2,805      2,808
					=======      =======    =======


     The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2004, 2003 and 2002

               (In thousands)               2004          2003          2002
                                            ----          ----          ----
                                          (As          (As           (As
                                           Restated)    Restated)     Restated)
Cash flows from operating activities:
  Net earnings (loss)                     $ 5,643      $(2,394)      $ 2,276
  Adjustments to reconcile net earnings
   (loss)to net cash provided by
    operating activities:
    Depreciation and amortization           5,692         5,673         5,709
    Write-off of impaired asset		        -           773             -
    Loss on sale of plant assets               55           105            90
    Minority interest                          25            12           135
    (Gain)loss on restructuring
      of operations		                -         1,278           (53)
    Unearned compensation                     188            -              -
    Equity in net earnings of affiliate      (240)         (414)         (481)
    Provision for deferred income taxes     1,312        (1,424)          378

    Dividends received from affiliate         195           303           400
    Changes in operating assets and
      liabilities:
      Trade accounts receivable, net          622        (2,977)         (995)
      Inventories, net                     (3,230)        3,768         3,366
      Other assets                          1,195        (1,210)          207
      Accounts payable                       (377)        1,489         2,456
      Accrued liabilities                     427           577        (3,702)
      Accrued/prepaid retirement benefits     733         1,151         3,375
                                           ------        ------        ------
Net cash provided by
  operating activities                     12,241         6,710        13,161
                                           ------        ------        ------

Cash flows from investing activities:
  Proceeds from sale of plant assets            1            20            25
  Proceeds from sale of affiliate           3,811            -             -
  Acquisitions of plant assets             (4,180)       (4,410)       (2,063)
  Acquisition of affiliate, net of
	 cash acquired                      (5,085)            -             -
                                            ------        ------        ------
Net cash used by investing activities      (5,453)       (4,390)       (2,038)
                                            ------        ------        ------
Cash flows from financing activities:
  Decreases in notes payable, net          (1,382)          (23)       (3,082)
  Payments of long-term debt                 (922)       (1,992)       (4,857)
  Proceeds from exercise of stock options     343             -             -
  Acquisition of treasury stock                 -          (114)            -
  Dividends paid                           (1,991)       (1,965)       (1,965)
                                            ------        ------        ------
Net cash used by financing activities      (3,952)       (4,094)       (9,904)
                                            ------        ------        ------
Effect of exchange rate changes on cash       384           282           220
                                          ------         ------        ------
Net change in cash and cash equivalents    3,219         (1,492)        1,439
Cash and cash equivalents:
  Beginning of year                         5,908         7,400         5,961
                                           ------        ------        ------
  End of year                            $  9,127      $  5,908      $  7,400
                                           ======        ======        ======

Supplemental cash flow information:
  Cash paid during the year for:
     Interest                            $  1,563      $  1,870       $ 1,882
     Income taxes                           2,127         1,675         1,908

              The notes to consolidated financial statements
               are an integral part of these statements.


TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
for the years ended June 30, 2004, 2003 and 2002

               (In thousands)                    2004      2003      2002
                                                 ----      ----      ----
                                               (As        (As       (As
                                              Restated)  Restated) Restated)
Common stock
  Balance, June 30                            $ 11,653  $ 11,653 $  11,653
                                               -------   -------   -------
Retained earnings
  Balance, July 1                               80,777    85,136    84,825
  Net earnings (loss)                            5,643    (2,394)    2,276
  Cash dividends                                (1,992)   (1,965)   (1,965)
                                               -------   -------   -------
  Balance, June 30                              84,428    80,777    85,136
                                               -------   -------   -------

Accumulated other comprehensive loss
  Balance, July 1                              (26,978)  (23,187)  (23,181)
                                               -------   -------   -------
    Foreign currency translation adjustment
      Balance, July 1                            4,409   (1,520)   (5,420)
      Current adjustment                         2,480     5,929     3,900
                                               -------   -------   -------
      Balance, June 30                           6,889     4,409   (1,520)
                                               -------   -------   -------
    Minimum pension liability adjustment, net
      Balance, July 1                          (31,387)  (21,667)  (17,761)
      Current adjustment, net of related income
       taxes (($2,683) in 2004 $6,215 in 2003,
       and  $2,497 in 2002)                      4,197    (9,720)   (3,906)
                                               -------   -------   -------
      Balance, June 30                         (27,190)  (31,387)  (21,667)
                                               -------   -------   -------
Accumulated other comprehensive loss
  Balance, June 30                             (20,301)  (26,978)  (23,187)
       22                                      -------   -------   -------

Treasury stock, at cost
  Balance, July 1                              (17,595)  (17,481)  (17,481)
  Shares issued (acquired)                         531      (114)       -
                                               -------   -------   -------
  Balance, June 30                             (17,064)  (17,595)  (17,481)
                                               -------   -------   -------
Shareholders' equity balance, June 30         $ 60,731  $ 50,271  $ 58,509
                                               =======   =======   =======
Comprehensive income (loss)
  Net earnings (loss)                         $   5,642 $ (2,394)  $ 2,276
  Other comprehensive income (loss)
    Foreign currency translation adjustment       2,480    5,929    3,900
    Minimum pension liability adjustment, net     4,197   (9,720)  (3,906)
                                               -------   -------  -------
    Other comprehensive income (loss)             6,677   (3,791)      (6)
                                                -------  -------  -------
  Comprehensive income (loss)                 $  12,319 $(6,185)  $ 2,270
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

     Revenue Recognition -- Generally revenue is recognized at the time product is shipped to the customer, except for certain domestic shipments to overseas customers where revenue is recognized upon receipt by the customer.

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

     Stock-Based Compensation -- At June 30, 2004, the Company has two stock-based compensation plans, which are described more fully in Note O, "Stock Option Plans." The Company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is disclosed in Note O.

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

B.   RESTATEMENT

The Company previously did not properly eliminate its intercompany profit in inventory. Accordingly, the Company has restated its financial statements for the years ended June 30, 2004, 2003, and 2002 to fully eliminate intercompany profits relating to inventory in accordance with generally accepted accounting principles. The Notes to the Consolidated Financial Statements contained herein have been restated as applicable.

The following table shows the impact of the restatement on the effected components of the Consolidated Balance Sheets and Consolidated Statements of
Operations:

                                   As Restated                As Reported
                                   -----------                -----------
                                  2004     2003              2004     2003
                                  ----     ----              ----     ----
Consolidated Balance Sheets:
  Inventories                   $48,777  $43,289          $52,079   $47,247
  Deferred income taxes          16,955   21,708           15,668    20,164
  Retained earnings              84,428   80,777           86,443    83,191


Additionally, retained earnings as of July 1, 2002 has been restated to $84,825 from the originally reported amount of $87,431.

Consolidated Statements of Operations and earnings per share data:

                                                As Restated
                                                -----------
                                       2004         2003         2002
                                       ----         ----         ----
Cost of goods sold                   $137,804     $144,618     $138,788
Income taxes                            4,965         (300)       3,090
Net earnings (loss)                     5,642       (2,394)       2,276

Basic earnings (loss) per share         $2.00        $(.85)        $.81
Diluted earnings (loss) per share        1.98         (.85)         .81


                                                As Reported
                                                -----------
                                       2004         2003         2002
                                       ----         ----         ----
Cost of goods sold                   $138,459     $144,575     $139,146
Income taxes                            4,709         (283)       2,950
Net earnings (loss)                     5,243       (2,368)       2,058

Basic earnings (loss) per share         $1.86        $(.84)        $.73
Diluted earnings (loss)per share         1.84         (.84)         .73



C.   ACQUISITION

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
                            -------
                            $ 1,081
                            =======

The goodwill is not expected to be deductible for tax purposes.

D.  INVENTORIES (As Restated)

The major classes of inventories at June 30 were as follows (in thousands):

                                              2004            2003
                                              ----            ----
Finished parts                              $35,837         $32,217
Work-in-process                               8,187           7,003
Raw materials                                 4,753           4,069
                                             ------          ------
                                            $48,777         $43,289
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

E.  PROPERTY, PLANT AND EQUIPMENT

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

F.  INVESTMENT IN AFFILIATE

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

G. GOODWILL AND OTHER INTANGIBLES

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

H. JOINT VENTURE

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

I.  ACCRUED LIABILITIES

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

J.     WARRANTY

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

K.  DEBT

     Notes payable consists of amounts borrowed under unsecured line of credit agreements. Unused lines of credit total $8,969,000 at June 30, 2004. These lines of credit may be withdrawn at the option of the banks. The weighted average interest rate of the lines outstanding was 2.8% and 3.4% at June 30, 2004 and 2003, respectively.

     Included in long-term debt is $2,841,000 and $5,698,000 of 7.37% ten-year unsecured notes at June 30, 2004 and 2003, respectively. The current portion of these notes was $2,857,000 at June 30, 2004 and 2003. These notes contain certain covenants, including the maintenance of a current ratio of not less than 1.5 and the maintenance of an EBITDA to fixed charges ratio greater than
1.75. Consolidated net worth must be at least equal to the sum of $60,310,000 plus 35% of consolidated net earnings for each quarter from July 1, 1996, however the Company may exclude up to $34,000,000 of net worth adjustments that result from changes to the assumptions used by the Company in determining its pension liability or changes in the market value of plan assets. As of June 30, 2004, the Company was in compliance with all debt covenants.

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
                    ------
                   $19,831
                    ======

L.  LEASE COMMITMENTS

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

M.  SHAREHOLDERS' EQUITY

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

N.  BUSINESS SEGMENTS AND FOREIGN OPERATIONS (As Restated)

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

Information about the Company's segments is summarized as follows (in thousands):

                                     Manufacturing   Distribution    Total
            2004                     -------------   ------------    -----

Net sales                               $172,688       $59,176     $231,864
Intra-segment sales                        8,930         2,512       11,442
Inter-segment sales                       30,081         4,252       34,333
Interest income                              395            36          431
Interest expense                           1,176           111        1,287
Income taxes                               3,990         1,671        5,661
Depreciation and amortization              5,284	   355	      5,639
Segment earnings                           5,755         2,975        8,730
Segment assets                           166,049        28,232      194,281
Expenditures for segment assets            8,980           285        9,265

            2003

Net sales                               $153,713       $63,413     $217,126
Intra-segment sales                        6,587         2,890        9,477
Inter-segment sales                       25,848         2,210       28,058
Interest income                              470            25          495
Interest expense                           1,480           137        1,617
Income taxes                              (1,071)        1,073            2
Depreciation and amortization              5,291	   292        5,583
Segment (loss) earnings                   (1,892)        1,943           51
Segment assets                           152,093        30,347      182,440
Expenditures for segment assets            3,882           528        4,410

            2002
Net sales                               $155,730       $61,848     $217,578
Intra-segment sales                        6,696         1,870        8,566
Inter-segment sales                       22,784         6,843       29,627
Interest income                              468            43          511
Interest expense                           1,783           131        1,914
Income taxes                               2,080         1,362        3,442
Depreciation and amortization              5,409           210        5,619
Segment earnings                           2,465         2,366        4,831
Segment assets                           139,810        27,887      167,697
Expenditures for segment assets            1,851           212        2,063

     The following is a reconciliation of reportable segment net sales, earnings and assets to the Company's consolidated totals (in thousands):

                                                2004        2003       2002
                                                ----        ----       ----
Net sales:
 Total net sales from reportable segments     $231,864    $217,126   $217,578
 Elimination of inter-company sales            (45,775)    (37,535)   (38,193)
                                               -------     -------    -------
  Total consolidated net sales                $186,089    $179,591   $179,385
                                               =======     =======    =======
Earnings (loss):
 Total earnings from
  reportable segments                         $  8,731    $     51   $  4,831
 Other corporate expenses                       (3,088)     (2,445)    (2,555)
                                               -------     -------    -------
  Total consolidated net (loss) earnings      $  5,643    $( 2,394)  $  2,276
                                               =======     =======    =======


Assets
 Total assets for reportable segments         $194,281    $182,440
 Elimination of inter-company assets           (21,100)    (19,402)
 Corporate assets                                1,441       4,906
                                               -------     -------
  Total consolidated assets                   $174,622    $167,944
                                               =======     =======

Other significant items:
 						   Elimination
                                         Segment  and Corporate  Consolidated
                                          Totals   Adjustments      Totals
                                         -------   -----------   ------------
             2004
Interest income                          $   431     $   (179)     $    252
Interest expense                           1,287         (209)        1,078
Income taxes                               5,661         (696)        4,965
Depreciation and amortization              5,639           53         5,692
Expenditures for segment assets            9,265            -         9,265

             2003
Interest income                          $   495     $   (328)     $    167
Interest expense                           1,617         (294)        1,323
Income taxes                                   2         (302)         (300)
Depreciation and amortization              5,583           90         5,673
Expenditures for segment assets            4,410            -         4,410

             2002
Interest income                          $   511     $   (217)     $    294
Interest expense                           1,914         (214)        1,700
Income taxes                               3,442         (352)        3,090
Depreciation and amortization              5,619           90         5,709
Expenditures for segment assets            2,063            -         2,063



     Geographic information about the Company is summarized as follows
(in thousands):

                                                2004       2003       2002
                                                ----       ----       ----
Net sales
 United States                                $107,146   $ 95,813   $108,288
 Other countries                                78,943     83,778     71,097
                                               -------    -------    -------
  Total                                       $186,089   $179,591   $179,385
                                               =======    =======    =======

Long-lived assets
 United States                                $ 55,774   $ 63,865
 Belgium                                        11,490     11,228
 Other countries                                12,995      6,646
 Elimination of inter-company assets            (9,246)    (8,476)
                                               -------    -------
  Total                                       $ 71,013   $ 73,263
                                               =======    =======

     One customer accounted for approximately 11%, 10% and 11% of consolidated net sales in 2004, 2003 and 2002, respectively.

O.   STOCK OPTION PLANS (As Restated)

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
    Weighted average remaining life        4.99 years

     The Company accounts for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

                                            2004         2003         2002
                                            ----         ----         ----
         Net earnings (loss)
                As reported               $ 5,642    $(2,394)      $ 2,276
                Pro forma                   5,642     (2,468)        2,172

         Basic earnings (loss) per share
                As reported               $  2.00    $( 0.85)       $ 0.81

                Pro forma                    2.00     ( 0.88)         0.77


         Diluted earnings (loss) per share
                As reported               $  1.98    $( 0.85)       $ 0.81
                Pro forma                    1.98     ( 0.88)         0.77

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

P.  ENGINEERING AND DEVELOPMENT COSTS

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

Q.  Pension and Other Postretirement Benefit Plans

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

R.  INCOME TAXES (As Restated)

     United States and foreign (loss) earnings before income taxes and after minority interest were as follows (in thousands):

                                        2004      2003      2002
                                        ----      ----      ----
     United States                    $ 3,898  $ (6,851)  $ 1,061
     Foreign                            6,734     4,169     4,440
                                       ------    ------    ------
                                     $ 10,632  $ (2,682)  $ 5,501
                                       ======    ======    ======

     The provision (credit) for income taxes is comprised of the following
(in thousands):
                                        2004      2003      2002
                                        ----      ----      ----
     Currently payable:
       Federal                        $   545   $ ( 176)  $   168
       State                               50        48        70
       Foreign                          2,802     1,269     2,334
                                       ------    ------    ------
                                        3,397     1,141     2,572
                                       ------    ------    ------

     Deferred:
       Federal                          1,082   (1,298)       581
       State                              279	  (587)       (83)
       Foreign                            207	   444         20
                                       ------    ------    ------
                                        1,568   (1,441)       518
                                       ------    ------    ------
                                      $ 4,965   $( 300)   $ 3,090
                                       ======    ======    ======

     The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).
                                                2004             2003
                                                ----             ----
Deferred tax assets:
  Retirement plans and employee benefits      $20,280          $23,571
  Alternative minimum tax credit
    carryforwards                                 986              509
  Foreign tax credit carryforwards              1,403              641
  State net operating loss and other
    state credit carryforwards                    406              553
  Federal net operating loss carryforward	    -	         1,206
  Other                                         4,877            5,154
                                               ------           ------
                                               27,952           31,634
                                               ------           ------
Deferred tax liabilities:
  Property, plant and equipment                 3,996            4,222
  Intangibles                                   1,382              594

                                               ------           ------
                                                5,378            4,816
                                               ------           ------
Valuation allowance                            (1,403)            (641)
                                               ------           ------
Total net deferred tax assets                 $21,171          $26,177
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

     Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

                                                 2004       2003      2002
                                                 ----       ----      ----
   U.S. federal income tax at 34%              $ 3,606   $ ( 916)  $ 1,870
   Increases (reductions)
       in tax resulting from:
     Foreign tax items                           1,082       291       144
     State taxes                                   347     ( 368)    ( 279)
     Valuation allowance                             -         -       920
     Disposition of investment in subsidiary         -         -       522
     Statutory rate change			     -        97	 -
     Other, net                                  (  70)      596      ( 87)
                                                 -----	   -----     -----
                                               $ 4,965   $ ( 300)  $ 3,090
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


S.  CONTINGENCIES

     The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company's results of operations or financial position.

T.  RESTRUCTURING OF OPERATIONS

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

                                        Additions
                            Balance at  Charged to                 Balance at
                            Beginning   Costs and                  end of
Description                 of Period   Expenses    Deductions(F1) Period
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

August 12, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   (  By   /s/ MICHAEL E. BATTEN
                                   (      Michael E. Batten, Chairman,
                                   (      Chief Executive Officer and Director
                                   (
                                   (
                                   (
August 12, 2005                    (  By  /s/ MICHAEL H. JOYCE
                                   (     Michael H. Joyce, President,
                                   (     Chief Operating Officer and Director
                                   (
                                   (
                                   (
                                   ( By   /s/ CHRISTOPHER J. EPERJESY
                                   (     Christopher J. Eperjesy, Vice
				   (     President-Finance, Treasurer and
                                   (     Chief Financial Officer



                                   (     Harold M. Stratton II, Director
August 12, 2005                    (     David L. Swift, Director
                                   (     John A. Mellowes, Director
                                   (     George E. Wardeberg, Director
                                   (     David R. Zimmer, Director
                                   (     David B. Rayburn, Director
                                   (     John H. Batten, Director
                                   (
                                   ( By   /s/ CHRISTOPHER J. EPERJESY
                                   (     Christopher J. Eperjesy, Attorney in
                                         Fact



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

Material Contracts

   10a) The 1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10(a) of the Company's Form 10-K for the year ended June 30, 2004).
     b) The 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors (Incorporated by reference to Exhibit 10(b) of the Company's Form 10-K for the year ended June 30, 2004).
     c) Amendment to 1988 Incentive Stock Option Plan of Twin Disc, Incorporated (Incorporated by reference to Exhibit 10(c)of the Company's Form 10-K for the year ended June 30, 2004).

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