Form 10-Q/A
period 2005-09-09
TWIN DISC INC
filed 2005-09-09
CIK 100378

                         TWIN DISC, INCORPORATED

                    SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON
                                Form 10-Q/A
					Amendment No. 1
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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes       No  X .

The Company hereby amends Form 10-Q for the quarter ended September 30,2004, filed on November 12, 2004. This amendment restates items in the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Notes to the Condensed Consolidated Financial Statements for intercompany profit in inventory transferred or sold with the entities of the consolidated company.

See Note B, "Restatement" in our Notes to Condensed Consolidated Financial Statements for further information regarding this restatement.

This amendment also revises the form of the Section 302 Certifications signed by the Company's Chief Executive Officer and Chief Financial Officer. The Company agreed to make these changes in response to a comment letter issued by the Securities and Exchange Commission dated May 18, 2005.

At October 31, 2004, the registrant had 2,883,783 shares of its common stock outstanding.

                        PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                               September 30      June 30
                                                   2004            2004
                                                   ----            ----
                                              (As Restated)
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,008        $  9,127
      Trade accounts receivable, net               33,292          37,091
      Inventories, net                             52,415          48,777
      Deferred income taxes                         4,216           4,216
      Other                                         3,432           3,111
                                                 --------        --------
          Total current assets                    101,363         102,322

    Property, plant and equipment, net             33,798          33,222
    Goodwill                                       12,683          12,717
    Deferred income taxes                          17,009          16,955
    Other assets                                    9,407           9,406
                                                 --------        --------
                                                 $174,260        $174,622
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  1,865        $  1,607
      Current maturities on long-term debt          2,857           3,018
      Accounts payable                             15,525          17,241
      Accrued liabilities                          27,161          27,262
                                                 --------        --------
          Total current liabilities                47,408          49,128

    Long-term debt                                 20,151          16,813
    Accrued retirement benefits                    46,210          49,456
                                                 --------        --------
                                                  113,769         115,397

    Minority Interest                                 441             509

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            85,005          84,428
      Unearned Compensation                          (262)           (304)
      Accumulated other comprehensive loss        (20,072)        (20,301)
                                                 --------        --------
                                                   76,324          75,476
      Less treasury stock, at cost                 16,274          16,760
                                                 --------        --------
          Total shareholders' equity               60,050          58,716
                                                 --------        --------
                                                 $174,260        $174,622
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.

                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                        As Restated
                                                   ---------------------
                                                     Three Months Ended
                                                        September 30
                                                     2004          2003
                                                     ----          ----

Net sales                                          $45,382      $37,966
Cost of goods sold                                  33,730       28,425
                                                   -------      -------
                                                    11,652        9,541
Marketing, engineering and
  administrative expenses                            9,509        8,358
Interest expense                                       219          280
Other income, net                                      (44)        (205)
                                                   -------      -------
                                                     9,684        8,433
                                                   -------      -------

Earnings before income taxes
   and minority interest                             1,968        1,108
Income taxes                                           866          533
                                                   -------      -------
Earnings before minority interest                    1,102          575
Minority interest                                      (25)         (11)
                                                   -------      -------
  Net earnings                                     $ 1,077     $    564
                                                   -------      -------
                                                   -------      -------

Dividends per share                                $ 0.175      $ 0.175


Earnings per share data:
  Basic earnings per share                         $  0.38     $   0.20
  Diluted earnings per share                       $  0.37     $   0.20


Shares outstanding data:
  Average shares outstanding                         2,836        2,803
  Dilutive stock options                                52           36
                                                   -------      -------
  Diluted shares outstanding                         2,888        2,839
                                                   -------      -------
                                                   -------      -------

Comprehensive income :
  Net earnings                                     $ 1,077     $    564
  Other comprehensive income (loss):
    Foreign currency translation adjustment            229         (609)
                                                   -------      -------

Comprehensive income (loss):                    $  1,306      ($     45)
                                                   -------      -------


In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.


                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         As Restated
                                                   ----------------------
                                                     Three Months Ended
                                                        September 30
                                                     2004          2003
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                                     $1,077     $     564
  Adjustments to reconcile net earnings to
    net cash (used) provided by operating activities:
      Depreciation and amortization                 1,237         1,356
      Equity in earnings of affiliates                  -          (122)
      Dividends received from affiliate                 -            45
      Net change in working capital,
        excluding cash and debt, and other         (5,099)        4,162
                                                   ------        ------

                                                   (2,785)        6,005
                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (1,740)        (550)
                                                   ------        ------
                                                   (1,740)        (550)
                                                   ------        ------
Cash flows from financing activities:
  Decrease in notes payable, net                    (261)        (1,213)
  Proceeds (payment) for long-term debt             3,707        (1,270)
  Proceeds from exercise of stock options             486           193
  Dividends paid                                     (500)         (491)
                                                   ------        ------
                                                   3,432         (2,781)
                                                   ------        ------

Effect of exchange rate changes on cash               (26)          (58)
                                                   ------        ------
  Net change in cash and cash equivalents          (1,119)        2,616

Cash and cash equivalents:
  Beginning of period                               9,127         5,908
                                                   ------        ------
  End of period                                   $ 8,008       $ 8,524
                                                   ------        ------
                                                   ------        ------


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

B. Restatement

The Company previously did not properly eliminate its intercompany profit in inventory. Accordingly, the Company has restated its financial statements as of and for the quarter ended September 30,2004 and 2003 to fully eliminate intercompany profits relating to inventory in accordance with generally accepted accounting principles. The Notes to the Consolidated Financial Statements contained herein have been restated as applicable.

The following table shows the impact of the restatement on the effected components of the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

					            September 30,2004
                                                    -----------------

					  	 As Restated    As Reported
                                                 -----------    -----------
Condensed Consolidated Balance Sheets:
   Inventories, net	                             $52,415        $55,840
   Deferred income taxes	      	              17,009         15,673
   Retained earnings		      	              85,005         87,094



Condensed Consolidated Statements of Operations and earnings per share data for the three months ended September 30:

                                        As Restated             As Reported
                                        -----------             -----------
                                      2004       2003         2004       2003
                                      ----       ----         ----       ----
   Cost of goods sold	             $33,730    $28,425      $33,607    $29,070
   Income taxes         	         866	    533          914	    281
   Net earnings (loss)	               1,077        564        1,152        171


   Basic earnings(loss)
	per share 		       $0.38      $0.20	       $0.41      $0.06
   Diluted earnings(loss)
	per share	               $0.37      $0.20        $0.40      $0.06


C.     Inventory

       The major classes of inventories were as follows (in thousands):

                                     September 30,        June 30,
                                          2004             2004
                                       ----------       ---------
Inventories:			      (As Restated)
   Finished parts                        $37,356         $35,837
   Work in process                         9,687           8,187
   Raw materials                           5,372           4,753
                                         -------         -------
                                         $52,415         $48,777
                                         -------         -------
                                         -------         -------


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





                                           Three Months Ended  September 30
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


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

F.    BUSINESS SEGMENTS

Information about the Company's segments is summarized as follows (in thousands):

                                                Three months ended
						    As Restated
                                                ------------------
                                       September 30,            September 30,
                                           2004                      2003
                                       -------------            -------------
Manufacturing segment sales             $  40,799                 $  33,147
Distribution segment sales                 15,468                    12,961
Inter/Intra segment sales                 (10,885)                   (8,142)
                                        ---------                 ---------
Net sales                               $  45,382                 $  37,966
                                        ---------                 ---------
                                        ---------                 ---------

Manufacturing segment earnings (loss)   $   2,126                $      612
Distribution segment earnings               1,336                     1,164
Inter/Intra segment loss                   (1,494)                     (668)
                                        ---------                 ---------
Earnings before income taxes
   and minority interest                $   1,968                 $   1,108
                                        ---------                 ---------
                                        ---------                 ---------


Assets                                 September 30,               June 30,
                                           2004                     2004
                                       -------------             ------------
				       (As Restated)
Manufacturing segment assets            $ 163,272                 $ 164,034
Distribution segment assets                30,729                    30,247
Corporate assets and elimination
  of inter-company assets                 (19,741)                  (19,659)

                                         --------                  --------
                                        $ 174,260                 $ 174,622
                                         --------                  --------
                                         --------                  --------



G.      STOCK OPTION PLANS	(As Restated)

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


				  Three Months Ended
                                     September 30,
                                  ------------------
				    2004      2003
                                    ----      ----
Net earnings
     As reported                 $ 1,077    $  564
     Pro forma                     1,077       564

Basic earnings per share
      As reported         	 $  0.38   $  0.20
      Pro forma                     0.38      0.20

Diluted earnings per share
      As reported                $  0.37    $  0.20
      Pro forma                     0.37       0.20



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

H. Periodic Benefit Cost

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Components of Net Periodic Benefit Cost (in thousands):


						Three months ended
						    September 30,
						2004            2003
                                                ----            ----
Pension Benefits:
   Service cost				      $  287          $  306
   Interest cost			       1,780           1,852
   Expected return on plan assets             (1,822)         (1,580)
   Amortization of prior service cost           (149)	        (148)
   Amortization of transition obligation	  11              10
   Unrecognized net loss                         994           1,173
	Net periodic benefit cost             $1,101          $1,613

                                              ______          ______
                                              ______          ______


Postretirement Benefits:
   Service cost				      $   13         $   11
   Interest cost                                 418            514
   Recognized net actuarial loss                 164            217
   	Net periodic benefit cost             $  595         $  742
                                             _______         ______
                                             _______         ______


The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expected to contribute $7,476,000 to its pension plan in fiscal 2005. As of September 30, 2004, $4,330,000 of contributions have been made.

I.  Debt

During the quarter the revolving loan agreement was amended increasing the limit from $20,000,000 to $35,000,000 and extending the term to October 31, 2007. Additionally certain capital expenditure restrictions were increased. All other terms and covenants remained the same.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As further described in note B to the Condensed Consolidated Financial Statements, the Company previously did not eliminate its intercompany profit in inventory. Accordingly, the Company has restated its financial statements as of and for the quarters ended September 30, 2004 and 2003, to fully eliminate intercompany profits relating to inventory in accordance with generally accepted accounting principles. The management discussion and analysis of financial condition and results of operations contained herein have been revised as applicable.

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

Gross income as a percentage of sales improved nearly 60 basis points to 25.7% of sales, compared to 25.1% of sales for the same period last year. This increase was driven primarily by higher volume while maintaining fixed costs at fiscal year 2004 levels. Increased manufacturing productivity and absorption were also continued drivers for the improvements. The benefits from cost reduction initiatives, prior restructuring programs, and lower pension expense helped to offset higher steel and other costs.

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

Net inventory increased by $3.6 million versus June 30, 2004. The majority of the increase came at our domestic manufacturing location. This increase is primarily due to higher inventory levels in our off-highway and marine transmission businesses as we experience increased order activity and the Company ramps up production to meet this demand for the balance of this fiscal year. The IDF military transmission systems contract, previously mentioned above, and demand for our 8500 series transmission for the oil field market are two key drivers of the increase in our domestic inventory levels.

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

Total shareholders' equity increased by $1.3 million to a total of $60.1 million. Retained earnings increased by $0.6 million. The net increase in retained earnings included $1.1 million in net earnings reported year-to-date, offset by $0.5 million in dividend payments. Net favorable foreign currency translation of $0.2 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first three months.

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

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):


                                     Less than    1-3       4-5     After 5
Contractual Obligations     Total     1 year     Years     Years     Years

Short-term debt           $ 1,865    $ 1,865
Revolver borrowing        $16,000              $16,000

Long-term debt            $ 7,008    $ 2,857   $ 4,151

Operating leases          $10,285    $ 2,700   $ 3,711    $2,404    $1,470

Total obligations         $35,158    $ 7,422   $23,862    $2,404    $1,470




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

The Company recently reevaluated its accounting for intercompany profit in inventory and has now concluded that the intercompany profit within inventory at the end of each period should be eliminated. As a result, the Company has decided to restate its financial statements for the quarters ended September 30, 2004 and 2003 as the impact of this error is material to the previously issued financial statements.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures and concluded that a failure to ensure that intercompany profit in inventory is eliminated during the financial close process is a material weakness. As a result of this material weakness, the Company concluded that its disclosure controls and procedures were not effective as of September 30, 2004.

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

(A) Exhibits

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


  September 9, 2005                       /S/      FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Vice President - Administration and
                                          Secretary