Form 10-Q/A
period 2005-09-09
TWIN DISC INC
filed 2005-09-09
CIK 100378

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-Q/A
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

The Company hereby amends Form 10-Q for the quarter ended December 31, 2004, filed on February 10, 2005. This amendment restates items in the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Notes to the Condensed Consolidated Financial Statements for intercompany profit in inventory transferred or sold with the entities of the consolidated company.

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

PART 1 - FINANCIAL INFORMATION
Item 1.   Financial Statements.

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

         									                                                              December 31       June 30
                                                   2004            2004
                                                   ----            ----
								(As Restated)
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,914        $  9,127
      Trade accounts receivable, net               34,335          37,091
      Inventories, net                             56,033          48,777
      Deferred income taxes                         4,557           4,216
      Other                                         3,768           3,111
                                                 --------        --------
          Total current assets                    107,607         102,322

    Property, plant and equipment, net             36,234          33,222
    Goodwill                                       13,098          12,717
    Deferred income taxes                          16,758          16,955
    Other assets                                    9,446           9,406
                                                 --------        --------
                                                 $183,143        $174,622
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  2,710        $  1,607
      Current maturities on long-term debt          2,857           3,018
      Accounts payable                             16,242          17,241
      Accrued liabilities                          28,762          27,262
                                                 --------        --------
          Total current liabilities                50,571          49,128

    Long-term debt                                 19,370          16,813
    Accrued retirement benefits                    46,283          49,456
                                                 --------        --------
                                                  116,224         115,397

    Minority Interest                                 483             509

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            85,613          84,428
      Unearned Compensation                          (308)           (304)
      Accumulated other comprehensive loss        (14,719)        (20,301)
                                                 --------        --------
                                                   82,239          75,476
      Less treasury stock, at cost                 15,803          16,760
                                                 --------        --------
          Total shareholders' equity               66,436          58,716
                                                 --------        --------
                                                 $183,143        $174,622
                                                 --------        --------
                                                 --------        --------


The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.


                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

						As Restated
                                   -----------------------------------------
                                   Three Months Ended       Six Months Ended
                                        December 31            December 31
                                     2004      2003         2004       2003
                                     ----      ----         ----       ----

Net sales                          $54,731   $42,371     $100,113    $80,337
Cost of goods sold                  40,793    31,926       74,523     60,351
                                   -------   -------      -------    -------
                                    13,938    10,445       25,590     19,986
Marketing, engineering and
  administrative expenses           11,261     9,277       20,770     17,635
Interest expense                       291       283          510        563
Other expense (income),net             185        21          141      (184)
                                   -------   -------      -------    -------
                                    11,737     9,581       21,421     18,014
                                   -------   -------      -------    -------

Earnings before income taxes
  and minority interest              2,201       864        4,169      1,972
Income taxes                         1,045       516        1,911      1,049
                                   -------   -------      -------    -------
Earnings before minority
  interest                           1,156       348        2,258        923
Minority interest                      (43)       (8)         (68)       (19)
                                   -------   -------       -------   -------
     Net earnings                  $ 1,113   $   340      $ 2,190     $  904
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------

Dividends per share                $ 0.175   $ 0.175      $  0.35    $  0.35

Earnings per share data:
  Basic earnings per share         $  0.39   $  0.12     $  0.77     $  0.32
  Diluted earnings per share       $  0.38   $  0.12     $  0.76     $  0.32

Shares outstanding data:
  Average shares outstanding         2,859     2,813        2,848      2,808
  Dilutive stock options                48        20           47         15
                                   -------   -------      -------    -------
  Diluted shares outstanding         2,907     2,833        2,895      2,823
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------
Comprehensive income:
  Net earnings                     $ 1,113   $   340     $  2,190    $   904
  Foreign currency translation
    adjustment                       5,353     3,630        5,582      3,021
                                   -------   -------      -------    -------
  Comprehensive income             $ 6,466   $ 3,970      $ 7,772    $ 3,925
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------


In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.


                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

							As Restated
                                                  ------------------------
                                                     Six Months Ended
                                                         December 31
                                                     2004          2003
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                            	  $ 2,190       $   904
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
      Depreciation and amortization                 2,552         2,783
      Unearned Compensation                            (5)          104
      Equity in earnings of affiliate                  -           (240)
      Dividends received from affiliate                -            115
      Net change in working capital,
        excluding cash and debt, and other         (4,717)        1,191
                                                   ------        ------
                                                       20         4,857

                                                   ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (3,809)         (920)
   Proceeds from sales of fixed assets                 31            28
                                                   ------        ------
                                                   (3,778)         (892)
                                                   ------        ------
Cash flows from financing activities:
  Increase in debt, net      		            3,056           372
  Proceeds from exercise of stock options             957           207
  Dividends paid                                   (1,005)         (995)
                                                   ------        ------
                                                    3,008          (416)
                                                   ------        ------

Effect of exchange rate changes on cash               537           538
                                                   ------        ------
  Net change in cash and cash equivalents            (213)        4,087

Cash and cash equivalents:
  Beginning of period                               9,127         5,908
                                                   ------        ------
  End of period                                   $ 8,914       $ 9,995
                                                   ------        ------
                                                   ------        ------

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

B. Restatement

The Company previously did not properly eliminate its intercompany profit in inventory. Accordingly, the Company has restated its financial statements as of and for the quarter and six months ended December 31, 2004 and 2003 to fully eliminate intercompany profits relating to inventory in accordance with generally accepted accounting principles. The Notes to the Consolidated Financial Statements contained herein have been restated as applicable.

The following table shows the impact of the restatement on the effected components of the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

				                  December 31,2004
                                                  ----------------
					     As Restated    As Reported
                                             -----------    -----------
Condensed Consolidated Balance Sheets:
   Inventories, net	                         $56,033        $59,558
   Deferred income taxes	      	          16,758	 15,383
   Retained earnings		      	          85,613	 87,763


Condensed Consolidated Statements of Operations and earnings per share data for the three months ended December 31:

 				  As Restated		   As Reported
                                  -----------              -----------
		                2004       2003          2004       2003
                                ----       ----          ----       ----
   Cost of goods sold	     $40,793    $31,926       $40,693    $31,650
   Income taxes                1,045	    516         1,084	     624
   Net earnings (loss)         1,113	    340         1,174        508


   Basic earnings(loss)
	per share 	       $0.39	  $0.12		$0.41      $0.18
   Diluted earnings(loss)
	per share	       $0.38      $0.12         $0.40      $0.18



Condensed Consolidated Statements of Operations and earnings per share data for the six months ended December 31:

                                    As Restated                As Reported
                                    -----------                -----------
                                  2004       2003            2004       2003
                                  ----       ----            ----       ----
   Cost of goods sold	      $ 74,523    $60,351        $116,652    $96,409
   Income taxes         	 1,911      1,049           3,156      2,298
   Net earnings (loss)	         2,190        904           3,544      2,455


   Basic earnings(loss)
	per share 	         $0.77	    $0.32	    $1.24      $0.87
   Diluted earnings(loss)
	per share		 $0.76      $0.32           $1.22      $0.86


C.     Inventory	(As Restated)

       The major classes of inventories were as follows (in thousands):

                                      December 31,       June 30,
                                          2004             2004
                                       ----------       ---------
			              (As Restated)
Inventories:
   Finished parts                      $ 39,740          $35,837
   Work in process                       10,454            8,187
   Raw materials                          5,839            4,753
                                        -------          -------
                                       $ 56,033          $48,777
                                        -------          -------
                                        -------          -------

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


F.    Business Segments

Information about the Company's segments is summarized as follows (in thousands):

<CAPTION         				As Restated
                                                -----------
                                  Three Months Ended       Six Months Ended
                                     December 31              December 31
                                    2004       2003        2004        2003
                                    ---------------        ----------------
Manufacturing segment sales       $53,239    $40,787     $94,038     $73,934
Distribution segment sales         15,900     14,250      31,368      27,211
Inter/Intra segment sales         (14,408)   (12,666)    (25,293)    (20,808)
                                   ------     ------      ------      ------
Net sales                         $54,731    $42,371     $100,113     $80,337
                                   ======     ======      ======      ======

Manufacturing segment earnings    $ 3,034    $ 1,288      $5,160     $ 1,900
Distribution segment earnings       1,024        815       2,360       1,979
Inter/Intra segment loss           (1,857)    (1,239)     (3,351)     (1,907)
                                   ------     ------      ------      ------
Earnings before income taxes
  and minority interest           $ 2,201   $   864     $  4,169     $ 1,972
                                   ======    ======       ======      ======

Assets                                  December 31,               June 30,
                                           2004                      2004
                                       -------------            ------------
				      (As Restated)
Manufacturing segment assets            $172,168                  $164,034
Distribution segment assets               33,103                    30,247
Corporate assets and elimination
  of inter-company assets                (22,128)                  (19,659)

                                        --------                  --------
                                        $183,143                  $174,622
                                         =======                   =======


G. Stock Option Plans	(As Restated)

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

                                 Three Months Ended         Six Months Ended
                                      December 31,             December 31,
                                  ------------------         ----------------
				    2004      2003           2004       2003
                                    ----      ----           ----       ----
Net earnings
     As reported                 $ 1,113    $  340       $  2,190    $  904
     Pro forma                     1,113       340          2,190       904

Basic earnings per share
      As reported         	 $  0.39   $  0.12       $   0.77    $ 0.32
      Pro forma                     0.39      0.12           0.77      0.32

Diluted earnings per share
      As reported                $  0.38    $  0.12       $   0.76    $ 0.32
      Pro forma                     0.38       0.12           0.76      0.32


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As further described in note B to the Condensed Consolidated Financial Statements,the Company previously did not eliminate its intercompany profit in inventory. Accordingly, the Company has restated its financial statements as of and for the quarters and six months ended December 31, 2004 and 2003, to fully eliminate intercompany profits relating to inventory in accordance with generally accepted accounting principles. The management discussion and analysis of financial condition and results of operations contained herein have been revised as applicable.

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

Sales at our manufacturing operations were up 30.5% versus the same period last year. The Company experienced significant increased order activities and sales at all of our manufacturing locations. Sales at our US domestic manufacturing location were up nearly 34%. Sales at our European manufacturing locations, excluding the recent Rolla acquisition, were up over 13% over the same period last year, with just over half of this improvement coming from the
strengthening Euro versus the US Dollar.   The second quarter of fiscal 2005
represents the second quarter that the Company has recognized sales from this acquisition. For the second quarter, Rolla contributed just over $1.7 million
in sales.   The sales growth in our domestic operations was primarily driven by increased sales of military and 8500 series transmissions and industrial products, while the growth in our European operations was driven primarily by marine product sales increases.

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

Gross profit as a percentage of sales remained relatively flat at 25.5% of sales, compared to 24.7% of sales for the same period last year. Higher volume, level fixed costs, increased manufacturing productivity and absorption, and lower pension expense helped to offset higher raw material and other costs.

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

Sales at our manufacturing operations were up 27.2% versus the same period last year. The Company experienced significant increased order activities and sales at all of our manufacturing locations. Sales at our US domestic manufacturing location were up nearly 27%. Sales at our European manufacturing locations, excluding the recent Rolla acquisition, were up over 15% over the same period last year, with just over 40% of this improvement coming from the strengthening
Euro versus the US Dollar.   For the first six months quarter, Rolla
contributed just under $3.2 million in sales.   The sales growth in our
domestic operations was primarily driven by increased sales of military and 8500 series transmissions and industrial products, while the growth in our European operations was driven primarily by marine product sales increases.

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

Gross profit as a percentage of sales increased 70 basis points to 25.6% of sales, compared to 24.9% of sales for the same period last year. Higher volume, improved product mix, level fixed costs, increased manufacturing productivity and absorption, and lower pension expense helped to offset higher raw material and other costs.

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

Cash and cash equivalents decreased $0.2 million, or approximately 2%, to $8.9 million as of December 31, 2004. The majority of the cash and cash equivalents as of December 31, 3004 are at our overseas operations in Europe and Asia-Pacific.

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

Net inventory increased by $7.3 million versus June 30, 2004. Approximately one quarter of the increase came at our domestic manufacturing location and is primarily due to higher inventory levels as we experienced increased sales and order activity. $2.9 million of the increase can be attributed to the net effect of the change in foreign exchange rates since fiscal year-end. The net remaining increase was experienced at the remaining manufacturing and distribution subsidiaries and is consistent with the increase sales and order activity experienced in the first half of this fiscal year.

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

Total shareholders' equity increased by $7.7 million to a total of $66.4 million. Retained earnings increased by $1.2 million. The net increase in retained earnings included $2.2 million in net earnings reported year-to-date, offset by $1.0 million in dividend payments. Net favorable foreign currency translation of $5.6 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first six months. Accounting for the balance of the change, treasury stock decreased nearly $1.0 million from the prior fiscal year-end due to the exercising of stock options in the first six months of fiscal 2005.

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

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):


                                    Less than     1-3       3-5     After 5
Contractual Obligations     Total     1 year     Years     Years     Years
Short-term debt           $ 2,710     $ 2,710

Revolver borrowing        $15,100              $15,100

Long-term debt            $ 7,128     $ 2,857  $ 4,271

Operating leases          $10,285     $ 2,700  $ 3,711    $2,404    $1,470

Total obligations         $35,223     $ 8,267  $23,082    $2,404    $1,470



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

The Company recently reevaluated its accounting for intercompany profit in inventory and has now concluded that the intercompany profit within inventory at the end of each period should be eliminated. As a result, the Company has decided to restate its financial statements for the quarter and six months ended December 31, 2004 and 2003 as the impact of this error is material to the previously issued financial statements.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures and concluded that a failure to ensure that intercompany profit in inventory is eliminated during the financial close process is a material weakness. As a result of this material weakness, the Company concluded that its disclosure controls and procedures were not effective as of December 31, 2004.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the six months ended December 31, 2004, that were not registered under the Securities Act of 1933.

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


Item 5.     Other Information.

Grants of Performance Stock Awards

Effective as of October 15, 2004, the Compensation Committee of the Company made certain performance stock awards pursuant to the 1998 Incentive Compensation Plan (the "1998 Plan") and the 2004 Stock Incentive Plan (the "2004 Plan"). Attaining a defined level of Company revenue in the fiscal year ending June 30, 2007, is the performance milestone used to determine whether a performance share award will entitle the grantee to the associated number of Company shares. These awards were not previously disclosed in a Form 8-K filing. The form of the agreement for performance stock awards granted to executive officers pursuant to the 1998 Plan is attached as Exhibit 10.01.
The form of the agreement for performance stock awards granted pursuant to the 2004 Plan is attached as Exhibit 10.2

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


Item 6.      Exhibits

10.1	Form of Performance Stock Award Grant Agreement for Performance Stock
        Awards granted on October 15, 2004, under the 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1, of the Company's Form 10-Q dated February 9, 2005, SEC File No. 1-7635).

10.2	Form of Performance Stock Award Grant Agreement for Performance Stock
        Awards granted on October 15, 2004, under the 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2, of the Company's Form 10-Q dated February 9, 2005, SEC File No. 1-7635).

10.3	Form of Amended Performance Stock Award Grant Agreement for Performance
        Stock Awards granted on October 15, 2004, under the 1998 Incentive Compensation Plan, and amended effective February 3,2005 (Incorporated by reference to Exhibit 10.3, of the Company's Form 10-Q dated
        February 9, 2005, SEC File No. 1-7635).

10.4	Form of Amended Performance Stock Award Grant Agreement for Performance
        Stock Awards granted on October 15, 2004, under the 2004 Stock Incentive Plan, and amended effective February 3, 2005 (Incorporated by reference to Exhibit 10.4, of the Company's Form 10-Q dated February 9, 2005, SEC File No. 1-7635).

10.5 Form of Performance Stock Award Grant Agreement for Performance Stock Awards granted on October 15, 2004, to Denise L. Wilcox and Dean J. Bratel under the 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5, of the Company's Form 10-Q dated February 9, 2005, SEC File No. 1-7635).

10.6 Form of Amended Performance Stock Award Grant Agreement for Performance Stock Awards granted on October 15, 2004 to Denise L. Wilcox and Dean
        J. Bratel under the 1998 Incentive Compensation Plan, and amended effective February 3, 2005 (Incorporated by reference to Exhibit 10.6, of the Company's Form 10-Q dated February 9, 2005, SEC File No.1-7635).

10.7 Form of Restricted Stock Award Agreement for Restricted Stock granted on October 15, 2004, under the 1998 Incentive Plan (Incorporated by reference to Exhibit 10.7, of the Company's Form 10-Q dated February 9, 2005, SEC File No. 1-7635).

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