Form 10-Q/A
period 2005-09-12
TWIN DISC INC
filed 2005-09-12
CIK 100378

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

The Company hereby amends Form 10-Q for the quarter ended March 31, 2005, filed on May 13, 2005. This amendment restates items in the Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows and Notes to the Condensed Consolidated Financial Statements for intercompany profit in inventory transferred or sold with the entities of the consolidated company.

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

At April 29, 2005, the registrant had 2,901,632 shares of its common stock outstanding.

PART 1 - FINANCIAL INFORMATION
Item 1.   Financial Statements.

                            TWIN DISC, INCORPORATED
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

					         March 31         June 30
                                                   2005            2004
                                                   ----            ----
					      (As Restated)
    Assets
    Current assets:
      Cash and cash equivalents                  $  8,579        $  9,127
      Trade accounts receivable, net               38,383          37,091
      Inventories, net                             53,203          48,777
      Deferred income taxes                         4,557           4,216
      Other                                         3,415           3,111
                                                 --------        --------
          Total current assets                    108,137         102,322

    Property, plant and equipment, net             36,616          33,222
    Goodwill                                       13,065          12,717
    Deferred income taxes                          16,598          16,955
    Other assets                                    8,973           9,406
                                                 --------        --------
                                                 $183,389        $174,622
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  3,575        $  1,607
      Current maturities on long-term debt          2,857           3,018
      Accounts payable                             17,849          17,241
      Accrued liabilities                          28,283          27,262
                                                 --------        --------
          Total current liabilities                52,564          49,128

    Long-term debt                                 17,618          16,813
    Accrued retirement benefits                    46,249          49,456
                                                 --------        --------
                                                  116,431         115,397

    Minority Interest                                 480             509

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            86,682          84,428
      Unearned Compensation                          (255)           (304)
      Accumulated other comprehensive loss        (16,057)        (20,301)
                                                 --------        --------
                                                   82,023          75,476
      Less treasury stock, at cost                 15,545          16,760
                                                 --------        --------
          Total shareholders' equity               66,478          58,716
                                                 --------        --------
                                                 $183,389        $174,622
                                                 --------        --------
                                                 --------        --------


The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.


                            TWIN DISC, INCORPORATED
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

						As Restated
                                    -----------------------------------------
                                   Three Months Ended       Nine Months Ended
                                        March 31                March 31
                                     2005      2004         2005       2004
                                     ----      ----         ----       ----

Net sales                          $56,436   $48,606     $156,549    $128,943
Cost of goods sold                  41,761    35,532      116,284     95,883
                                   -------   -------      -------    -------
                                    14,675    13,074       40,265     33,060
Marketing, engineering and
  administrative expenses           11,227     9,520       31,997     27,156
Interest expense                       304       272          814        835
Other expense (income),net             181       (42)         322      (227)
                                   -------   -------      -------    -------
                                    11,712     9,750       33,133     27,764
                                   -------   -------      -------    -------

Earnings before income taxes
  and minority interest              2,963     3,324        7,132      5,296
Income taxes                         1,388     1,454        3,300      2,503
                                   -------   -------      -------    -------
Earnings before minority
  interest                           1,575     1,870        3,832      2,793
Minority interest                        4         2          (64)       (17)
                                   -------   -------       -------   -------
     Net earnings                  $ 1,579    $1,872      $ 3,768     $2,776
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------

Dividends per share                $ 0.175   $ 0.175      $  .525   $  0.525

Earnings per share data:
  Basic earnings per share         $  0.55   $  0.66     $  1.32     $  0.99
  Diluted earnings per share       $  0.54   $  0.66     $  1.30     $  0.98

Shares outstanding data:
  Average shares outstanding         2,877     2,819        2,858      2,811
  Dilutive stock options                51        29           48         21
                                   -------   -------      -------    -------
  Diluted shares outstanding         2,928     2,848        2,906      2,832
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------
Comprehensive income:
  Net earnings                     $ 1,579   $ 1,872    $  3,768    $ 2,776
  Foreign currency translation
    adjustment                      (1,338)       34       4,244      3,055
                                   -------   -------      -------    -------
  Comprehensive income             $   241   $ 1,906    $  8,012    $ 5,831
                                   -------   -------      -------    -------
                                   -------   -------      -------    -------


In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.


                           TWIN DISC, INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

							As Restated
                                                  ------------------------
                                                     Nine Months Ended
                                                         March 31
                                                     2005          2004
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                            	  $ 3,768       $ 2,776
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
      Depreciation and amortization                 3,946         4,252
      Equity in earnings of affiliate                  -           (240)
      Dividends received from affiliate                -            195
      Unearned Compensation                           150           146
   Net change in working capital,
        excluding cash and debt, and other          (4,958)        (875)
                                                     ------       ------

                                                     2,906         6,254
                                                     ------        ------
Cash flows from investing activities:
   Acquisitions of fixed assets                    (5,977)       (1,681)
   Proceeds from sales of fixed assets                 69            48
   Proceeds from sale of affiliate                      -         3,811
                                                   ------        ------
                                                   (5,908)         2,178
                                                   ------        ------
Cash flows from financing activities:
  Increase (decrease) in debt, net                  2,075        (2,396)
  Proceeds from exercise of stock options           1,215           304
  Dividends paid                                   (1,514)       (1,493)
                                                   ------        ------
                                                    1,776        (3,585)
                                                   ------        ------

Effect of exchange rate changes on cash               678           595
                                                   ------        ------
  Net change in cash and cash equivalents            (548)        5,442

Cash and cash equivalents:
  Beginning of period                               9,127         5,908
                                                   ------        ------
  End of period                                   $ 8,579       $11,350
                                                   ------        ------
                                                   ------        ------

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

B. Restatement

The Company previously did not properly eliminate its intercompany profit in inventory. Accordingly, the Company has restated its financial statements as of and for the quarter and nine months ended March 31, 2005 and 2004 to fully eliminate intercompany profits relating to inventory in accordance with generally accepted accounting principles. The Notes to the Consolidated Financial Statements contained herein have been restated as applicable.

The following table shows the impact of the restatement on the effected components of the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations:

					        March 31, 2005
                                                --------------

					   As Restated    As Reported
                                           -----------    -----------
Condensed Consolidated Balance Sheets:
   Inventories, net	                       $53,203        $56,137
   Deferred income taxes	      	        16,598	       15,454
   Retained earnings		      	        86,682         88,472



Condensed Consolidated Statements of Operations and earnings per share data for the three months ended March 31:

 			       As Restated		   As Reported
                               -----------                 -----------
			    2005         2004	        2005	     2004
                            ----         ----           ----         ----
   Cost of goods sold	 $41,761      $35,532        $42,352      $35,689
   Income taxes            1,388        1,454	       1,158	    1,393
   Net earnings (loss)     1,579        1,872          1,218        1,776


   Basic earnings(loss)
	per share 	   $0.55	$0.66	       $0.42        $0.63
   Diluted earnings(loss)
	per share	   $0.54	$0.66	       $0.42        $0.62


Condensed Consolidated Statements of Operations and earnings per share data for the nine months ended March 31:

                               As Restated                   As Reported
                               -----------                   -----------
                            2005	 2004		  2005	       2004
                            ----         ----             ----         ----
   Cost of goods sold	$116,284      $95,883         $116,652      $96,409
   Income taxes            3,300        2,503	         3,156        2,298
   Net earnings (loss)     3,768        2,776            3,544        2,455


   Basic earnings(loss)
	per share 	   $1.32	$0.99		 $1.24 	      $0.87
   Diluted earnings(loss)
	per share	   $1.30	$0.98		 $1.22        $0.86



C.	 Recently Issued Accounting Standards

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

D.     Inventory (As Restated)

       The major classes of inventories were as follows (in thousands):

                                        March 31,       June 30,
                                          2005             2004
                                       ----------       ---------
Inventories:			     (As Restated)
   Finished parts                      $ 38,142          $35,837
   Work in process                        9,589            8,187
   Raw materials                          5,472            4,753
                                        -------          -------
                                       $ 53,203          $48,777
                                        -------          -------
                                        -------          -------


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


F.     Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company's results of operations or financial position.

G.    Business Segments

Information about the Company's segments is summarized as follows (in thousands):

                                                  As Restated
					          -----------
                                  Three Months Ended       Nine Months Ended
                                       March 31                March 31
                                    2005       2004        2005        2004
                                    ---------------        ----------------
Manufacturing segment sales       $53,453    $45,355     $147,490    $119,289
Distribution segment sales         16,975     16,134      48,343      43,345
Inter/Intra segment sales         (13,992)   (12,883)    (39,284)    (33,691)
                                   ------     ------      ------      ------
Net sales                         $56,436    $48,606     $156,549    $128,943
                                   ======     ======      ======      ======

Manufacturing segment earnings    $ 3,020    $ 2,866      $8,181     $ 4,766
Distribution segment earnings       1,251      1,363       3,611       3,342
Inter/Intra segment loss           (1,308)     (905)       (4,660)    (2,812)
                                   ------     ------      ------      ------
Earnings before income taxes
  and minority interest           $ 2,963   $ 3,324     $  7,132     $ 5,296
                                   ======    ======       ======      ======

Assets                                   March 31,                 June 30,
                                           2005                      2004
                                       -------------            ------------
				      (As Restated)
Manufacturing segment assets            $169,793                  $164,034
Distribution segment assets               34,102                    30,247
Corporate assets and elimination
  of inter-company assets                (20,506)                  (19,659)

                                        --------                  --------
                                        $183,389                  $174,622
                                         =======                   =======



H.	Stock Option Plans (As Restated)

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

                                  Three Months Ended        Nine Months Ended
                                      March 31,                  March 31,
                                  ------------------         ----------------
				    2005      2004           2005       2004
                                    ----      ----           ----       ----
Net earnings
     As reported                 $ 1,579    $ 1,872      $  3,768    $ 2,776
     Pro forma                     1,579      1,872         3,768      2,776

Basic earnings per share
      As reported         	    0.55    $  0.66      $   1.32    $  0.99
      Pro forma                     0.55       0.66          1.32       0.99

Diluted earnings per share
      As reported                $  0.54    $  0.66      $   1.30    $  0.98
      Pro forma                     0.54       0.66          1.30       0.98

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


I.     Periodic Benefit Cost

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Components of Net Periodic Benefit Cost (in thousands):

                                     Three months ended   Nine months ended
                                           March 31             March 31
                                      2005         2004      2005       2004
                                      ----         ----      ----       ----
Pension Benefits
  Service cost                       $  301      $  310    $  889     $  913
  Interest cost                       1,799       1,796     5,378      5,367
  Expected return on plan assets     (1,837)     (1,594)   (5,495)    (4,766)
  Amortization of prior service cost   (149)       (179)     (446)      (538)
  Amortization of transition obligation  18          16        46         42
  Amortization of net loss              995       1,182     2,983      3,541
                                      -----       -----     -----      -----
  Net periodic benefit cost          $1,127      $1,531    $3,355     $4,559
                                      =====       =====     =====      =====



Post-retirement Benefits
  Service cost                       $   13      $   11    $   39     $   34
  Interest cost                         418         514     1,254      1,543
  Amortization of net loss              164         217       492        651
                                      -----       -----     -----      -----
  Net periodic benefit cost          $  595      $  742    $1,785     $2,228
                                      =====       =====     =====      =====



The Company previously disclosed in its financial statements for the year ended June 30, 2004, that it expected to contribute $7,476,000 to its pension plan in fiscal 2005. As of March 31, 2005, $6,352,000 of contributions have been made.

J.  Debt

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement

As further described in note B to the Condensed Consolidated Financial

Statements, the Company previously did not eliminate its intercompany profit in inventory. Accordingly, the Company has restated its financial statements as of and for the quarters and nine months ended March 31, 2005 and 2004, to fully eliminate intercompany profits relating to inventory in accordance with generally accepted accounting principles. The management discussion and analysis of financial condition and results of operations contained herein have been revised as applicable.

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

Our distribution segment experienced an increase of 5.2% in sales compared to the third quarter of fiscal 2004. The majority of this increase came from our distribution operations in Asia-Pacific. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove this increase. About two-thirds of the sales growth experienced by our distribution operations versus the same period last year can be attributed to the effect of a weaker dollar among most Asian currencies and the Euro.

The elimination for net inter/intra segment sales increased $1.1 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales experienced by the Company in the third quarter.

Gross profit as a percentage of sales decreased to 26.0% of sales, compared to 26.9% of sales for the same period last year. This decline results principally from the inability to offset higher prices for steel, shipping and energy; as well as, the unfavorable impact of producing pleasure craft marine transmissions in Euros at the Company's Belgium facility and selling them in US dollars to the North American market. Management has taken measures to offset the higher raw material costs through pricing actions to be effective in the fourth quarter. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

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

Gross profit as a percentage of sales increased 10 basis points to 25.7% of sales, compared to 25.6% of sales for the same period last year. Higher volume, improved product mix, level fixed costs, increased manufacturing productivity and absorption, the favorable effect of the Company's outsourcing activities, and lower pension expense helped to offset higher raw material and other costs.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Comparison between March 31, 2005 and June 30, 2004

As of March 31, 2005, the Company had net working capital of $55.6 million, which represents a slight increase from the net working capital of $53.2 million as of June 30, 2004.

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

Net inventory increased by $4.4 million versus June 30, 2004 to $53.2 million. $2.0 million of the increase can be attributed to the net effect of the change in foreign exchange rates since fiscal year-end. The net remaining increase was experienced at the remaining manufacturing and distribution subsidiaries and is consistent with the increase sales and order activity experienced in the first nine months of this fiscal year. As of March 31, 2005, the Company's backlog of orders to be shipped over the next six months, which does not include any business booked from Rolla, was $62.7 million, up 27% since the year began and up 20% compared with the same period a year ago. This represents the highest six month backlog since the third quarter of fiscal 1998.

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

Total shareholders' equity increased by $7.8 million to a total of $66.5 million. Retained earnings increased by $2.3 million. The net increase in retained earnings included $3.8 million in net earnings reported year-to-date, offset by $1.5 million in dividend payments. Net favorable foreign currency translation of $4.2 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first nine months. Accounting for the balance of the change, treasury stock decreased nearly $1.2 million from the prior fiscal year-end due to the exercising of stock options in the first nine months of fiscal 2005.

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

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):


                                      Less than      1-3      3-5    After 5
Contractual Obligations     Total      1 year       Years    Years    Years
<S.

Short-term debt           $ 3,575     $ 3,575

Revolver borrowing        $13,400                 $13,400

Long-term debt            $ 7,075     $ 2,857     $ 4,218

Operating leases          $10,285     $ 2,700     $ 3,711   $2,404    $1,470

Total obligations         $34,335     $ 9,132     $21,329   $2,404    $1,470


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

The Company recently reevaluated its accounting for intercompany profit in inventory and has now concluded that the intercompany profit within inventory at the end of each period should be eliminated. As a result, the Company has decided to restate its financial statements for the quarters and nine months ended March 31, 2005 and 2004 as the impact of this error is material to the previously issued financial statements.

Evaluation of Disclosure Controls and Procedures

In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures and concluded that a failure to ensure that intercompany profit in inventory is eliminated during the financial close process is a material weakness. As a result of this material weakness, the Company concluded that its disclosure controls and procedures were not effective as of March 31, 2005.

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


   September 12, 2005                     /S/ FRED H. TIMM
  -----------------------                 ---------------------------
          (Date)                          Fred H. Timm
                                          Vice President - Administration and
                                          Secretary and Chief Accounting Officer