Form 10-K
TWIN DISC INC
filed 2005-09-21
CIK 100378

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended June 30, 2005
                       Commission File Number 1-7635

                           TWIN DISC, INCORPORATED
          (Exact Name of Registrant as Specified in its Charter)

             Wisconsin                                  39-0667110
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)          Identification Number)

       1328 Racine Street, Racine, Wisconsin                 53403
       (Address of Principal Executive Office)            (Zip Code)

     Registrant's Telephone Number, including  area code:  (262)638-4000

         Securities registered pursuant to Section 12(b) of the Act:

       Title of each class       Name of each exchange on which registered:
      	   None             			  None

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

At August 26, 2005, the aggregate market value of the common stock held by non-affiliates of the registrant was $71,535,899. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 26, 2005, the registrant had 2,902,034 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The incorporated portions of such documents being specifically identified in the applicable Items of this report.

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2005 are incorporated by reference into Part III.




PART  I

Item 1.  Business

Twin Disc was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells heavy duty off-highway power transmission equipment. Products offered include: hydraulic torque converters; power-shift transmissions; marine transmissions and surface drives; universal joints; gas turbine starting drives; power take-offs and reduction gears; industrial clutches; fluid couplings and control systems. The Company sells its products to customers primarily in the construction equipment, industrial equipment, government, marine, energy and natural resources and agricultural markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. At the end of May 2004, the Company acquired Rolla SP Propellers SA a manufacturer of custom high performance propellers. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Primary competitive factors for the Company's products are performance, price, service and availability. The Company's top ten customers accounted for approximately 34% of the Company's consolidated net sales during the year ended June 30, 2005. There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2005.

Unfilled open orders for the next six months of $62,000,000 at June 30, 2005 compares to $49,400,000 at June 30, 2004. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,278,000, $2,840,000 and $2,220,000 in 2005, 2004 and 2003, respectively. Total engineering and development costs were $8,050,000, $7,600,000 and $7,190,000 in 2005, 2004 and
2003, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2005 was 901.

A summary of financial data by segment and geographic area for the years ended June 30, 2005, 2004 and 2003 appears in Note K to the consolidated financial statements on pages 29 through 31 of this form.


Item 2.  Properties

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, one in Decima, Italy and one in Novazzano, Switerland. The aggregate floor space of these five plants approximates 724,000 square feet. One of the Racine facilities includes office space, which is the location of the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in Decima, Italy.

The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:

      Jacksonville, Florida, U.S.A.        Capezzano Planore, Italy

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2005.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 2005.

                          Principal Occupation
     Name                   Last Five Years                              Age

Michael E. Batten    Chairman, Chief Executive Officer since 1983        65

Michael H. Joyce     President - Chief Operating Officer since 1995      64

Christopher J. Eperjesy
                     Vice President - Finance & Treasurer and Chief	 37
                     Financial Officer since November 2002: formerly Divisional Vice President - Financial Planning & Analysis, Kmart Corporation since 2001; formerly Senior Manager - Corporate Finance,
                     DaimlerChrysler AG since 1999

James E. Feiertag    Executive Vice President since October 2001:        48
 	             formerly Vice President - Manufacturing since
                     November 2000; formerly Vice President of
                     Manufacturing for the Drives and Systems Group,
                     Rockwell Automation Group since 1999

John H. Batten	     Executive Vice President since November 2004;       40
                     formerly Vice President and General Manager -
                     Marine and Propulsion since October 2001;
                     formerly Commercial Manager - Marine and
		     Propulsion since 1998

Henri Claude Fabry   Vice President - Global Distribution since          59
                     October 2001; formerly Vice President Marine and
                     Distribution since 1999

Fred H. Timm         Vice President - Administration and Secretary       59
                     since October 2001, formerly Corporate Controller and Secretary since 1995

Dean J. Bratel	     Vice President Engineering since November 2004;     41
                     formerly Director of Corporate Engineering since
                     January 2003;formerly Chief Engineer since October
	             2001;formerly Engineering Manager since December 1999

Denise L. Wilcox     Vice President Human Resources since November       48
                     2004; formerly Director Corporate Human Resources since March 2002;formerly Manager Compensation &
		     Benefits since September 1998


Officers are elected annually by the Board of Directors at the Board meeting held preceding each Annual Meeting of the Shareholders. Each officer holds office until his successor is duly elected, or until he resigns or is removed from office. John H. Batten is the son of Michael E. Batten.


PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

The Company's common stock is traded on the NASDAQ National Market under the symbol TWIN. Prior to October 21, 2004, the Company's common stock was traded on the New York Stock Exchange under the symbol TDI. The price information below represents the high and low sales prices for the Company's common stock from July 1, 2004 through October 20, 2004 and, from October 21, 2004 through June 30, 2005, the high and low bid information for the Company's common stock:

    Fiscal Year Ended June 30, 2005         Fiscal Year Ended June 30, 2004
                     High      Low                           High     Low
    First Quarter   26.20     22.15         First Quarter   17.00    14.12
    Second Quarter  26.00     22.25         Second Quarter  19.54    16.55
    Third Quarter   28.25     24.01         Third Quarter   21.25    19.00
    Fourth Quarter  25.98     19.75         Fourth Quarter  25.15    19.44

For information regarding the Company's equity-based compensation plans, see the discussion under Item 12 on page 14 of this report. Quarterly dividends of $0.175 per share were declared and paid for each of the quarters above. As of June 30, 2005 there were 888 shareholder accounts. The bid information of Twin Disc common stock as of August 26, 2005 was $33.05.

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

Recent Sales of Unregistered Securities

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated 401(k) Savings Plan (the "Plan") the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. During the fiscal year ended June 30, 2003, 68 Plan participants allocated an aggregate of $81,000 toward this investment option. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, and, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2003, the Company filed a Form S-8 to register 100,000 shares of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

Issuer Purchases of Equity Securities


                                    (c) Total Number       (d) Maximum Number
            (a) Total       (b)       of Shares Purchased    of Shares that May
Period       Number of    Average     as Part of Publicly     Yet Be Purchased
              Shares    Price Paid      Announced Plans        Under the Plans
            Purchased    per Share       or Programs             or Programs
 April
1 - 30,       3,499       21.13             64,440                135,560
 2005

  May
1 - 31,      20,820       21.58             85,260                114,740
 2005

 June
1 - 30,      10,627       21.82             95,887                104,113
 2005

Total        34,946




In April 1995, the Company authorized 100,000 shares to be purchased in a Stock Repurchase Program. In January 2002, the program was extended to authorize an additional 100,000 shares to be purchased. There is no expiration date for this program.

Item 6.  Selected Financial Data

Financial Highlights
(dollars in thousands, except per share amounts and shares outstanding)


                                         For the years ended June 30,
Statement of Operations Data:   2005      2004      2003      2002      2001
                                ----      ----      ----      ----      ----
Net sales                     $218,472  $186,089  $179,591  $179,385  $180,786
Net earnings (loss)              6,910     5,643    (2,394)    2,276     6,885
Basic earnings (loss) per share   2.42      2.01      (.85)      .81      2.45
Diluted earnings (loss) per share 2.38      1.98      (.85)      .81      2.45
Dividends per share                .70       .70       .70       .70       .70
Balance Sheet Data (at end of period):
Total assets                  $185,295  $174,622  $167,944  $154,892  $154,127
Total long-term debt            14,958    16,813    16,584    18,583    23,404


Effective May 31, 2004, the company acquired 100% of the common stock of Rolla SP Propellers SA of Novazzano, Switzerland. Rolla designs and manufactures custom propellers. Rolla has a fiscal year ending May 31. Since the acquisition was also effective May 31, no results of operations of Rolla are included in consolidated results for the year ended June 30, 2004. A full year's results are included in the consolidated results for the year ended June 30, 2005.

In January 2004, the Company sold its 25% minority interest in Palmer Johnson Distributors, LLC (PJD) to the majority holder, PJD, Inc. for $3,811,000 cash, which approximated the net book value of the investment. The Company recognized pre-tax earnings of $240,000 and $414,000 in fiscal years 2004 and 2003, respectively, from its investment in PJD. In addition, the Company received cash distributions of $195,000 and $303,000 in fiscal years 2004 and 2003, respectively.

During the third quarter of 2001, the Company sold its investment in Niigata Converter Company, Ltd., resulting in a net gain of $2,288,000 or $.81 per share.

Twin Disc Nico Co. Ltd. (TDN) is a joint venture between the Company and Hitachi Nico Transmission Co. Ltd. TDN's balance sheet and statement of operations have been combined with the Company since the inception of the joint venture. TDN contributed the following for the years ended June 30 (dollars in thousands, except per share amounts):

                                          2005     2004        2003
                                          ----     ----        ----
Net sales                               $   809   $ 1,180    $13,708
Net earnings                                188        48         23
Basic earnings per share                    .07       .02        .01
Diluted earnings per share	            .06       .02        .01
Total assets                              3,434     3,162      6,076


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

Results of Operations

(In thousands)

                                     2005     %      2004     %      2003    %
                                    -----    --     -----    --     -----   --
Net sales                         $218,472        $186,089       $179,591
Cost of goods sold                 161,052         137,804        144,618
                                   -------         -------        -------
          Gross profit              57,420  26.3%   48,285  25.9%  34,973 19.5%
Marketing, engineering and
  administrative expenses          44,666  20.4    37,168  20.0   34,790  19.4
Restructuring of operations         2,076   1.0         -   0.0    2,042   1.1
                                    -----  ----   -------   ---  -------   ---
  Earnings (loss) from operations $10,678   4.9   $11,117   6.0  $(1,859) (1.0)
                                  =======   ===   =======   ===  =======  ====


Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales increased $32.4 million, or 17.4%, in fiscal 2005. Rolla SP Propellers SA (Rolla Propellers), acquired at the end of fiscal 2004, contibuted over $6.1 million to net sales. The continued strength of the Euro and Asian currencies versus the dollar resulted in a net favorable impact from foreign currency exchange on sales of $5.8 million in fiscal 2005, compared to fiscal 2004.

In fiscal 2005, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were $33.9 million, or 19.7%, higher than in the prior year. Over sixty percent of this increase came at our domestic manufacturing operation, which saw a recovery across most of its product markets. Particular strength was experienced in the off-highway transmission business, where the Company's products are used in the oil-field servicing market and various military vehicle applications. Of the remaining increase, approximately $3.1 million was due to the impact of net favorable exchange rate movements on our European operations in Belgium and Italy, and $6.1 million was related to the additional sales from the Company's recently acquired Swiss operation, Rolla Propellers.

Net sales for distribution operations were up $8.6 million, or 14.5%, in fiscal 2005. Nearly half of the increase came from the Company's Mill-Log Equipment Co., Inc. (Mill-Log) subsidiary, with operations in the Northwest USA and Southwest Canada. In fiscal 2005, Mill-Log continued to experience strong sales to its oil-field servicing and industrial product markets. Nearly forty percent of the increase came from the Company's subsidiary in Singapore, Twin Disc (Far East) Ltd., where the operation experienced double-digit growth driven by strong marine transmission sales for commercial applications. Of the overall increase, the net positive impact due to the change in foreign exchange rates was $2.7 million, or nearly a third of the overall increase.

The elimination for net intra-segment and inter-segment sales increased $10.1 million, or 22.1%, from $45.8 million in fiscal 2004 to $55.9 million in fiscal 2005.

Gross Profit

Gross profit as a percentage of sales improved 40 basis points in fiscal 2005 to 26.3%, compared to 25.9% in fiscal 2004. There were a number of factors that impacted the Company's overall gross margin rate in fiscal 2005. The Company's margins continued to be adversely impacted by rising steel and energy costs. The Company estimates that the impact of steel surcharges on its domestic operation alone exceeded $2.4 million. In addition, the Company's Belgian operation's gross margin was adversely affected by the continued relative strength of Euro versus the US Dollar. This operation manufactures with Euro-based costs and sells more than a third of its production into the US market at US Dollar prices. The average Euro to US Dollar exchange rate in fiscal 2005 was $1.27, which was 6.1% higher than in fiscal 2004. It is estimated that the year-over-year effect of a stronger Euro was to deteriorate margins at our Belgian subsidiary by nearly $1 million. These adverse effects were offset by (1) increased sales and improved product mix, particularly from the domestic industrial and off-highway transmission markets, (2) selective pricing actions taken in the fourth quarter, (3) lower domestic pension and post-retirement healthcare costs of approximately $2.0 million, and (4) the favorable impact of foreign currency translation at our overseas operations due to the strengthening of the Euro and Asian currencies versus the US Dollar of $1.4 million.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses increased $7.5 million, or 20.2%, in fiscal 2005 versus fiscal 2004. As a percentage of sales, ME&A expenses increased slightly from 20.0% in fiscal 2004 to 20.4% in fiscal 2005. Compared to fiscal 2004, Rolla Propellers added an additional $2.1 million to ME&A expenses in fiscal 2005, having been acquired at the end of fiscal 2004. Approximately $0.9 million, or 242 basis points, of the increase can be attributed to the unfavorable exchange rate impact of the weakening dollar on our overseas operations' ME&A expenses. As part of a temporary corporate-wide wage reduction program in fiscal 2004, the corporate annual incentive program was suspended. In fiscal 2005, a new bonus program was implemented that emphasizes the achievement of earning returns in excess of the Company's cost of capital as well as other financial and non-financial objectives. Fiscal 2005's ME&A expenses include the impact of the accrued bonuses that were earned in fiscal 2005 of approximately $3.2 million.

Restructuring of Operations

The Company recorded a restructuring charge of $2.1 million in the fourth quarter of 2005 as the Company restructured its Belgian operation to improve future profitability. The charge consists of prepension costs for 37 employees; 33 manufacturing employees and 4 salaried employees. As of June 30, 2005 the Company had not made any cash payments related to the above restructuring. Interest Expense

Interest expense increased by $56,000, or 5.2%, in fiscal 2005. The average outstanding debt for fiscal 2005 of $23.0 million (computed monthly) was $2.6 million higher than fiscal 2004. However, the average balance of the Company's Senior Notes, which carry an interest rate of 7.37%, decreased by $2.9 million. This was offset by an increase in the average borrowings under the Company's revolver of $3.2 million. The revolver carried an average interest rate in fiscal 2005 and 2004 of between 3.5% and 4.0%. Rolla Propellers, acquired effective June 2004, added an additional $2.7 million in average borrowings in fiscal 2005, at an average interest rate of just over 3%. As a result, while overall average borrowings were up 12.7%, the overall average interest rate for fiscal 2005 decreased by 40 basis points to 4.9%.

Equity in Net Earnings of Affiliate

In January 2004, the Company sold its 25% minority interest in Palmer Johnson Distributors,LLC. to the majority holder, PJD, Inc. for $3,811,000 cash, which approximated the net book value of the investment. The Company recognized pre-tax earnings of $0 and $240,000 in fiscal years 2005 and 2004,respectively, from its investment in PJD. In addition, the Company received cash distributions of $0 and $195,000 in fiscal years 2005 and 2004, respectively.

Income Taxes

During the fourth quarter of fiscal 2005, the Company undertook certain business restructuring activities which will allow it to utilize previously unutilized foreign tax credits. These restructuring activities resulted in a $1.4 million tax benefit during the fourth quarter. For fiscal 2005, the effective income tax rate was favorably impacted by these activities. In fiscal 2004, the effective income tax rate was adversely impacted by the inability to utilize foreign tax credits and a relatively high proportion of foreign earnings.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize deferred tax assets except for certain foreign tax credit carryforwards for which a valuation allowance has been recorded.

Order Rates

In fiscal 2005, we continued to see an improvement in our order rates for most of our products. As of fiscal year end, our manufacturing facility in the United States saw a year-over-over increase in its six-month backlog of almost 37%. Our Belgian manufacturing operation experienced a modest decline in its six-month backlog of approximately 10%, while our Italian manufacturing operation's six-month backlog was relatively flat year-over-year. The backlog of orders scheduled for shipment during the next six months (six-month backlog) of $61.9 million at the end of fiscal 2005 compared favorably to the $49.4 million and $30.6 million for fiscal years ended 2004 and 2003, respectively. Rolla Propeller's backlog, not included in the figures above, amounted to just under $3 million as of June 30, 2005.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Net sales increased $6.5 million, or nearly four percent in fiscal 2004. In fiscal 2004, the joint venture agreement governing Twin Disc Nico Co., LTD
(TDN) was amended. Under the new agreement, sales into certain territories were transferred to the joint venture partner in exchange for which TDN receives a product development fee equal to the gross margin formerly earned on such sales. The effect of this change was to reduce sales by $13.7 million for the fiscal year ended June 30, 2004, with no effect on net earnings. Product development fees included in net sales in fiscal year 2004 approximated $ 0.7 million. As a result of the strong Euro and Asian currencies versus the U.S. dollar, foreign currency exchange had a net favorable impact on sales of $10.4 million in fiscal 2004, compared to fiscal 2003.

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

From a product perspective, the Company saw increases in its industrial, transmission and propulsion product sales. After adjusting for the impact of the change in the TDN agreement, marine product sales were ,also higher. Of particular note in fiscal 2004 was the continued acceptance of our QuickShift(r) marine transmissions, the overall recovery of the marine pleasure craft market, the growth in our Arneson Surface Drives (propulsion) and 8500 series transmission for oilfield applications.

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

Other

On July 15, 2003, the Company announced a number of actions to address rising pension and retiree healthcare costs, meant to ensure both the future strength of our pension fund and the Company's ability to remain globally competitive. In addition to changes to both the pension and post-retirement healthcare plans (see Footnote N to the consolidated financial statements), the Company announced across-the-board wage reductions for corporate officers, and most domestic salaried and hourly employees. Domestic employee groups, including officers, foregoed performance bonuses in both fiscal 2003 and 2004. The 401(k) company match was reduced from 75 percent to 50 percent on the first six percent of employees' contributions. The combined effect of these actions approximately offset projected increases for both pension and post-retirement healthcare costs in fiscal 2004. In the first quarter of fiscal 2005, the Company restored salary and wages to their prior levels and implemented a new incentive plan that emphasizes the achievement of earning returns in excess of the Company's cost of capital as well as other financial and non-financial objectives. The annual net pre-tax impact of the salary and wage restoration was approximately $0.7 million.

Liquidity and Capital Resources

Fiscal Years 2005, 2004 and 2003

The net cash provided by operating activities in fiscal 2005 totaled $16.5 million versus $12.2 million in fiscal 2004, for a net increase of $4.3 million. This increase was primarily driven by an increase in accounts payable, accrued liabilities and net earnings as well as a net reduction in inventories. The increase in accounts payable was primarily due to the timing of vendor payments for several large pieces of equipment acquired in fiscal 2005. The increase in accrued liabilities was primarily due to the accrued bonus that was subsequently paid in August 2005. The decrease in inventories on higher sales was driven by a corporate-wide initiative to reduce inventories in fiscal 2005. As a percentage of sales, net inventories were reduced 400 basis points to 22.2%.

The net cash provided by operating activities in fiscal 2004 totaled $12.2 million versus $6.7 million in fiscal 2003, for a net increase of $5.5 million. This increase was primarily driven by an increase in net earnings of $8.0 million over fiscal 2003's net loss. This was partially offset by increased inventories at our domestic manufacturing location as we prepared to deliver transmission systems for military contracts. Accounts receivable at June 30, 2004 were approximately $0.6 million lower, adjusted for the impact of exchange rate changes, than at June 30, 2003. The change in the TDN agreement previously discussed resulted in a net reduction in accounts receivable of $3.6 million. This was offset by increased accounts receivable of $3.9 million at our domestic manufacturing location, driven by increased sales in fiscal 2004's fourth quarter of over $7 million versus the prior fiscal year's fourth quarter. The change in the TDN agreement also resulted in a net reduction in accounts payable of $3.8 million. This was partially offset by a net increase of $3.0 million in accounts payable at our domestic manufacturing location due to the increased sales activity noted above.

The net cash used for investing activities in fiscal 2005 consisted primarily of capital expenditures for machinery and equipment at our domestic manufacturing location in Racine and the construction of a new state-of-the-art facility for the design and manufacturing of high performance, custom propellers at our Swiss operation, Rolla Propellers. In fiscal 2005, Rolla Propellers' capital expenditures totaled just under $4 million and consisted of the construction of and new machinery and equipment for the new facility. At our domestic manufacturing location, capital expenditures amounted to nearly $6.8 million and included the installation of a new flexible machining system at a cost of just under $3 million.

The net cash used for investing activities in fiscal 2004 consisted of the net acquisition price for Rolla SP Propellers SA for $5.1 million, net of $1.2 million cash acquired, and nearly $4.2 million in investments in capital equipment offset by the net proceeds from the sale of the Company's 25% minority interest in PJD, Inc. to the majority holder for $3.8 million. In fiscal 2003, the net cash used for investing activities consisted primarily of capital expenditures at our domestic and European manufacturing locations.

In fiscal 2005, 2004 and 2003, the net cash flow used by financing activities consisted primarily of dividends paid to shareholders of $2.0 million and the repayment of long-term debt. In each fiscal year, the Company repaid $2.9 million of its 7.37% Senior Notes due 2006. The net payments/proceeds from long-term debt were payments or borrowings on the Company's revolving credit facility and the borrowings at Rolla Propellers for the construction of its new facility in fiscal 2005. In April 2005, the Company announced the reactivation of its stock purchase plan. In the fourth quarter of fiscal 2005, the Company repurchased just under 35,000 shares of its common stock for $755,000. In fiscal 2005 and 2004, proceeds from the exercise of stock options totaled $1.1 million and $0.3 million, respectively.

Future Liquidity and Capital Resources

During the first quarter of fiscal 2005, the Company's revolving loan agreement was amended, increasing the limit from $20,000,000 to $35,000,000 and extending the term by two years to October 31, 2007. Additionally, certain capital expenditure restrictions were increased. This credit facility is used to fund seasonal working capital requirements and other financing needs. This facility and Twin Disc's other indebtedness contain certain restrictive covenants as are fully disclosed in Note H of the Notes to the Consolidated Financial Statements.

The overall liquidity of the Company remains strong. We continue to reduce total long-term indebtedness, have $21.5 million of available borrowings on our $35 million revolving loan agreement as of June 30, 2005, and continue to generate enough cash from operations to meet our operating and investing needs. In fiscal 2006, the Company expects to contribute around $4.5 million to its pension plans, a decrease of nearly $3 million over fiscal 2005. The Company intends to meet this funding requirement using cash from operations and, if necessary, from available borrowings under existing credit facilities. Working capital decreased about $2 million to about $43.6 million in fiscal 2005, and the current ratio decreased slightly from 1.8 at June 30, 2004 to 1.7 at June 30, 2005. The Company's balance sheet is strong, there are no off-balance sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

Twin Disc expects capital expenditures to be over $10 million in fiscal 2006. These anticipated expenditures reflect the Company's plans to continue investing in modern equipment and facilities, and new products.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and access to debt markets will be adequate to fund Twin Disc's capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements, guarantees or obligations except for normal open purchase orders and operating leases as of June 30, 2005 and 2004. Obligations for operating leases are listed in the table below.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments. A summary of those commitments follows (in thousands):


                                        Less than     1-3     3-5     After 5
Contractual Obligations      Total       1 Year      Years   Years     Years

Notes Payable              $ 3,522      $ 3,522

Revolving loan borrowing   $13,500                 $13,500

Long-term debt             $ 4,307      $ 2,849    $   321            $ 1,137

Operating leases           $ 8,535      $2,449     $ 2,951  $ 2,071   $ 1,064




The Company believes the capital resources available in the form of existing cash, lines of credit (see Footnote H to the consolidated financial statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable future business requirements, including pension funding requirements. As noted above, the Company's revolving loan agreement was amended during the first quarter of fiscal 2005, increasing the limit from $20,000,000 to $35,000,000 and extending the term by two years to October 31, 2007. As of June 30, 2005, there was $21.5 million of available borrowings under the revolver.

Other Matters

Environmental Matters

The Company has been involved in various stages of investigation relative to hazardous waste sites, two of which were on the United States EPA National Priorities List (Superfund sites). The Company's involvement in one of the Superfund sites was settled in 2004 for approximately $191,000. The Company has made a $117,000 payment in trust in settlement of its exposure related to the second Superfund site and anticipates that no further payments will be required. The excess reserve for these sites of $300,000 was reversed against cost of sales in 2004.

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

Twin Disc's significant accounting policies are described in Note A to the consolidated financial statements on pages 22 through 24 of this form. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating our reported financial results are the following:

Revenue Recognition

Twin Disc recognizes revenue from product sales at the time of shipment and passage of title. While we respect the customer's right to return products that were shipped in error, historical experience shows those types of adjustments have been immaterial and thus no provision is made. With respect to other revenue recognition issues, management has concluded that its policies are appropriate and in accordance with the guidance provided by Securities and Exchange Commissions' Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition".

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

Income Taxes

As part of the process of preparing our consolidated financial statements, income taxes in each of the jurisdictions in which we operate must be estimated. This process involves estimating the actual current tax exposure and assessing the realizability of deferred tax assets. If it is deemed more likely than not that a deferred tax asset will be realized, a valuation a llowance is recorded.

Recently Issued Accounting Standards

During December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which revises SFAS 123 and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. In April 2005, the Securities and Exchange Commission ("SEC") amended the compliance date to the first annual period beginning after June 15, 2005. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123(R) using the modified-prospective method beginning in the first quarter of fiscal 2006. Adoption of this standard will not have an impact on consolidated net earnings as it relates to existing stock options as these options are fully vested at June 30, 2005. Future impacts will depend on share-based payment activity going forward.

During December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the provision of the Jobs Act. However, we expect to be in a position to finalize our assessment by June 2006. It is not expected that this will have a significant impact on the Company's financial statements.

These statements are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of these statements is not expected to have a significant impact on the Company's financial statements

Item 7(a).  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussions of the Company's accounting policies and further disclosure relating to financial instruments is included in Note A to the consolidated financial statements on pages 22 through 24 of this form.

Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. During fiscal 2003, the Company entered into a $20,000,000 revolving loan agreement, which expires on October 31, 2005. During fiscal 2005, the revolving credit commitment of the agreement was increased to $35,000,000 and the termination date of the agreement has been extended to October 31, 2007. In accordance with the loan agreement, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional "Add-On", between 1% and 2.75%, depending on the Company's Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2005 to manage interest rate risk exposure.
A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $60,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company's revenues in the years ended June 30, 2005, 2004 and 2003 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2005 and 2004 was the Euro. At June 30, 2005, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,153,000 with a weighted average maturity of 31 days. The fair value of the Company's contracts was a loss of approximately $56,000 at June 30, 2005. At June 30, 2004, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,901,000 with a weighted average maturity of 45 days. The fair value of the Company's contracts was a loss of approximately $58,000 at June 30, 2004.

Item 8.  Financial Statements and Supplementary Data

See consolidated financial statements and Financial Statement Schedule on Pages 16 through 40 of this form.


Sales and Earnings by Quarter (dollars in thousands, except per share amounts)

2005                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $45,382    $54,731    $56,436    $61,923   $218,472
Gross profit               11,652     13,938     14,675     17,155     57,420
Net earnings (loss)         1,077      1,113      1,579      3,141      6,910
Basic earnings per share      .38        .39        .55       1.09       2.42
Diluted earnings per share    .37        .38        .54       1.08       2.38
Dividends per share          .175       .175       .175       .175        .70

2004                      1st Qtr.   2nd Qtr.   3rd Qtr.   4th Qtr.    Year
Net sales                 $37,966    $42,371    $48,606    $57,146   $186,089
Gross profit                9,541     10,445     13,074     15,225     48,285
Net earnings (loss)           564        340      1,872      2,867      5,643
Basic earnings per share     .20         .12        .66       1.02       2.01
Diluted earnings per share   .20         .12        .66       1.00       1.98
Dividends per share          .175       .175       .175       .175        .70





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

During the fourth quarter of the most recent fiscal year, the Company enhanced its inventory accounting procedures to include a calculation of the intercompany profit in inventory at each period end and timely elimination of this amount during the consolidation process. The Company's management believes that this corrective action has remediated the identified deficiency in the Company's disclosure controls and procedures as of the date of this filing.

There were no other changes in the Company's internal controls for financial reporting or other factors during the fourth quarter of the most recent fiscal year that could significantly affect such internal controls. However, in connection with the new rules, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls. The Company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company's systems evolve with its business.



PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2005, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2005, which is incorporated into this report by reference.

For information with respect to the Company's Code of Ethics, see "Guidelines for Business Conduct and Ethics" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2005, which is incorporated into this report by reference. The Company's Code of Ethics, entitled, "Guidelines for Business Conduct and Ethics", is included on the Company's website, www. twindisc.com.

For information with respect to changes to procedures by which shareholders may recommend nominees to the Company's Board of Directors, see "Selection of Nominees for the Board" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2005, which is incorporated into this report by reference.

For information with respect to the Audit Committee Financial Expert, see "Director Committee Functions: Audit Committee" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2005, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see "Director Committee Functions: Audit Committee" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2005, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see "Director Committee Functions: Committee Membership" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2005, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Compensation of Executive Officers", "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values", "Long-term Incentive Plans - Awards in Last Fiscal Year", "Retirement Income Plan", "Supplemental Retirement Benefit Plan", "Retention and Non-Compete Agreement", "Compensation of Directors" and "Employment Contracts and Change in Control Agreements", in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 2005 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions "Board Compensation Committee Report on Executive Compensation" and "Corporate Performance Graph" is incorporated by reference but shall not be deemed "soliciting material" or to be "filed" as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 2005 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

The following table summarizes certain information regarding the Company's equity-based compensation plans:


                  of Securities to                            # of Securities
                  be Issued Upon       Weighted Average     Remaining Available
                   Exercise of        Price of Outstanding  for Future Issuance
                Outstanding Options,   Options, Warrants        Under Equity
Plan Category   Warrants and Rights       and Rights         Compensation Plans
Equity
Compensation
Plans                 123,850                $20.08                183,550
Approved
by Shareholders


Equity
Compensation
Plans Not                   0                  N/A                      0
Approved By

Shareholders



TOTAL                 123,850               $20.08                 183,550




Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Company's definitive Proxy Statement dated October 21, 2005 under the heading "Fees to Independent Registered Public Accounting Firm".

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 16, the Report of Independent Registered Public Accounting Firm on page 17 and the Consolidated Financial Statements on pages 18 to 39, all of which are incorporated by reference.

Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

(a)(2) Consolidated Financial Statement Schedule

See "Index to Consolidated Financial Statements and Financial Statement Schedule" on page 16, and the Consolidated Financial Statement Schedule on page 40, all of which are incorporated by reference.

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

Copies of exhibits filed as a part of this Annual Report on Form 10-K may be obtained by shareholders of record upon written request directed to the Secretary, Twin Disc, Incorporated, 1328 Racine Street, Racine,Wisconsin 53403.



               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE

                                                                     Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm................. 17

Consolidated Balance Sheets as of June 30, 2005 and 2004................ 18

Consolidated Statements of Operations for the years
 ended June 30, 2005, 2004 and 2003..................................... 19

Consolidated Statements of Cash Flows for the years
 ended June 30, 2005, 2004 and 2003..................................... 20

Consolidated Statements of Changes in Shareholders' Equity and
 Comprehensive Income for the years ended June 30, 2005, 2004 and 2003.. 21

Notes to Consolidated Financial Statements........................... 22-39


INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts......................... 40


Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm


To the Shareholders
Twin Disc, Incorporated
Racine, Wisconsin


In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Twin Disc, Incorporated and Subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP


Milwaukee, Wisconsin
September 16, 2005














TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 and 2004


        (Dollars in thousands)                     2005          2004
                                                   ----          ----
ASSETS

Current assets:
  Cash                                          $ 11,614      $  9,127
  Trade accounts receivable, net                  37,751        37,091
  Inventories, net                                48,481        48,777
  Deferred income taxes                            5,514         4,216
  Other                                            3,423         3,054
                                                 -------       -------
        Total current assets                     106,783       102,265

Property, plant and equipment, net                40,331        33,222
Goodwill, net                                     12,854        12,717

Deferred income taxes                             16,230        17,025
Other assets                                       9,097         9,393
                                                 -------       -------
                                                $185,295      $174,622
                                                 =======       =======
LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                 $  3,522      $  1,607
  Current maturities of long-term debt             2,849         3,018
  Accounts payable                                21,746        17,241
  Accrued liabilities                             35,050        34,738
                                                 -------       -------
        Total current liabilities                 63,167        56,604

Long-term debt                                    14,958        16,813
Accrued retirement benefits                       39,680        41,980
                                                 -------       -------
                                                 117,805       115,397

Minority interest                                    591           509

Shareholders' equity:
  Preferred shares authorized:  200,000;
    issued: none; no par                               -             -
  Common shares authorized: 15,000,000;
    issued: 3,643,630; no par value               11,653        11,653
  Retained earnings                               89,316        84,428
  Unearned Compensation                             (203)         (304)
  Accumulated other comprehensive loss           (17,567)      (20,301)
                                                 -------       -------
                                                  83,199        75,476
  Less treasury stock, at cost                    16,300        16,760
                                                 -------       -------
        Total shareholders' equity                66,899        58,716
                                                 -------       -------
                                                $185,295      $174,622
                                                 =======       =======


The notes to consolidated financial statements are an integral part of these statements.






TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended June 30, 2005, 2004 and 2003


   (In thousands, except per share data)
                                         2005        2004       2003
                                         ----        ----       ----

Net sales                              $218,472     $186,089  $179,591
Cost of goods sold                      161,052      137,804   144,618
                                        -------      -------   -------
         Gross profit                    57,420       48,285    34,973
Marketing, engineering and
  administrative expenses                44,666       37,168    34,790
Restructuring of operations               2,076            -     2,042
                                        -------      -------    -------
        Earnings(Loss)from operations    10,678	      11,117    (1,859)

Other income (expense):
  Interest income                           140          252       167
  Interest expense                       (1,134)      (1,078)   (1,323)
  Equity in net earnings
    of affiliate                             --          240       414
  Other, net                               (192)         101       (81)
                                        -------      -------    -------

                                         (1,186)       (485)      (823)
                                        -------      -------    -------
         Earnings (loss) before income
           taxes and minority interest    9,492      10,632     (2,682)

Income taxes                              2,485       4,964       (300)
                                        -------      -------    -------
           Earnings (loss) before
           minority interest              7,007       5,668     (2,382)

Minority interest                          (97)         (25)       (12)
                                        -------	     -------    -------

         Net earnings (loss)            $ 6,910     $  5,643   $(2,394)
                                        =======       ======    =======


Earnings (loss) per share data:
  Basic earnings (loss) per share      $  2.42      $   2.01    $(0.85)
  Diluted earnings (loss) per share       2.38          1.98     (0.85)
Weighted average shares outstanding data:
  Basic shares outstanding                2,861        2,814      2,805
  Dilutive stock options                     47           29          -
                                        -------      -------    -------
Diluted shares outstanding                2,908        2,843      2,805
                                         ======      =======    =======


The notes to consolidated financial statements are an integral part of these statements.



TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended June 30, 2005, 2004 and 2003

(In thousands)                              2005          2004          2003
                                            ----          ----          ----
Cash flows from operating activities:
  Net earnings (loss)                     $ 6,910      $  5,643     $  (2,394)
  Adjustments to reconcile net earnings
   (loss)to net cash provided by
    operating activities:
    Depreciation and amortization           5,677         5,692         5,673
    Write-off of impaired asset		       --            --           773
    (Gain)loss on sale of plant assets         (9)           55           105
    Minority interest                          97            25            12
    Loss on restructuring
      of operations			     2,076           --	        1,278
    Unearned compensation                      203           188           --
    Equity in net earnings of affiliate         --          (240)        (414)
    Provision for deferred income taxes     (1,291)        1,567       (1,441)
    Dividends received from affiliate           --           195          303
    Changes in operating assets and
      liabilities:
      Trade accounts receivable, net         (186)          622        (2,977)
      Inventories, net                        897        (3,230)        3,768
      Other assets                           (370)          941        (1,193)
      Accounts payable                      4,291          (377)        1,489
      Accrued liabilities                   1,019           427           577
      Accrued/prepaid retirement benefits  (2,864)          733         1,151
                                           ------        ------        ------
Net cash provided by
  operating activities                     16,450        12,241         6,710
                                           ------        ------        ------
Cash flows from investing activities:
  Proceeds from sale of plant assets           34             1            20
  Proceeds from sale of affiliate              --         3,811            --
  Acquisitions of plant assets            (12,009)       (4,180)       (4,410)
  Acquisition of affiliate, net of
	 cash acquired                          --        (5,085)           --
                                            ------        ------        ------
Net cash used by investing activities     (11,975)       (5,453)       (4,390)

                                           ------        ------        ------
Cash flows from financing activities:
  Increase(decrease) in notes payable, net  1,886        (1,382)          (23)
  Payments of long-term debt               (2,104)         (922)       (1,992)
  Proceeds from exercise of stock options   1,113           343            --
  Acquisition of treasury stock              (755)           --          (114)
  Dividends paid                           (2,022)       (1,992)       (1,965)
                                           ------        ------        ------
Net cash used by financing activities      (1,882)       (3,953)       (4,094)
                                            ------        ------        ------
Effect of exchange rate changes on cash      (106)           384          282
                                            ------        ------       ------
Net change in cash and cash equivalents     2,487         3,219        (1,492)
Cash and cash equivalents:
  Beginning of year                         9,127         5,908         7,400
                                           ------        ------        ------
  End of year                            $ 11,614      $  9,127      $  5,908
                                           ======        ======        ======
Supplemental cash flow information:
  Cash paid during the year for:
     Interest                            $  1,412      $  1,563       $ 1,870
     Income taxes                           3,788         2,127         1,675


		The notes to consolidated financial statements
               are an integral part of these statements.




TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME
for the years ended June 30, 2005, 2004 and 2003


               (In thousands)                    2005      2004      2003
                                                 ----      ----      ----
Common stock
  Balance, June 30                            $ 11,653  $ 11,653 $  11,653
                                                -------  -------   -------
Retained earnings
  Balance, July 1                               84,428    80,777    85,136
  Net earnings (loss)                            6,910     5,643    (2,394)
  Cash dividends                                (2,022)   (1,992)   (1,965)
                                                -------   -------   -------
  Balance, June 30                              89,316    84,428    80,777
                                                -------   -------   -------

Accumulated other comprehensive loss
  Balance, July 1                              (20,301)  (26,978)  (23,187)
                                                -------   -------   -------
    Foreign currency translation adjustment
      Balance, July 1                            6,889     4,409    (1,520)
      Current adjustment                         1,375     2,480     5,929
                                                -------   -------   -------
      Balance, June 30                           8,264     6,889     4,409
                                                -------   -------   -------
    Minimum pension liability adjustment, net
      Balance, July 1                          (27,190)  (31,387)  (21,667)
      Current adjustment, net of related income
       taxes (($869) in 2005, ($2,683) in 2004,
       and  $6,215 in 2003)                      1,359     4,197    (9,720)
                                                -------   -------   -------
      Balance, June 30                         (25,831)  (27,190)  (31,387)
                                                ------    ------    ------
Accumulated other comprehensive loss
  Balance, June 30                             (17,567)  (20,301)  (26,978)
                                               -------   -------   -------
Treasury stock, at cost
  Balance, July 1                              (17,064)  (17,595)  (17,481)
  Shares issued (acquired)                         561       531      (114)
                                                -------   -------   -------
  Balance, June 30                             (16,503)  (17,064)  (17,595)

                                                -------   -------   -------
Shareholders' equity balance, June 30         $ 66,899  $ 58,716  $ 47,857
                                                =======   =======   =======
Comprehensive income (loss)
  Net earnings (loss)                         $   6,910 $  5,643  $ (2,394)
  Other comprehensive income (loss)
    Foreign currency translation adjustment       1,375    2,480     5,929
    Minimum pension liability adjustment, net     1,359    4,197    (9,720)
                                                -------   -------   -------
    Other comprehensive income (loss)             2,734    6,677    (3,791)
                                                -------   -------   -------
  Comprehensive income (loss)                 $  9,644  $ 12,320  $ (6,185)
                                                =======   =======   =======


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

Translation of Foreign Currencies--The financial statements of the Company's non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is included in shareholders' equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction losses of $126,000, $73,000 and $123,000 in 2005, 2004 and 2003, respectively.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $927,000 and $604,000 at June 30, 2005 and 2004, respectively. The allowance for doubtful accounts is estimated based on various factors including, the aging of the accounts receivable, the evaluation of the likelihood of success in collecting the receivable and historical write-off experience.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the immediate short-term maturity of these financial instruments. The fair value of long-term debt exceeds its carrying amount by $66,000 and $252,000 at June 30, 2005 and 2004, respectively, based on the current rates that would be offered to the Company for debt with the same remaining maturity.

Derivative Financial Instruments--The Company has written policies and procedures that place all financial instruments under the direction of the Company's corporate treasury and restricts all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other income (expense), net as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2005 and 2004 was the Euro. At June 30, 2005, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,153,000 with a weighted average maturity of 31 days. The fair value of the Company's contracts was a loss of approximately $56,000 at June 30, 2005. At June 30, 2004, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,901,000 with a weighted average maturity of 45 days. The fair value of the Company's contracts was a loss of approximately $58,000 at June 30, 2004.

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

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-lived Assets". For property, plant and equipment and other long-lived assets, excluding indefinite lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

Investments in Affiliates--The Company's investments in 20% to 50%-owned affiliates in which it has significant influence are accounted for using the equity method. Investments in affiliates where significant control does not exist are accounted for using the cost method.

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

Goodwill and Other Intangibles--Goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Impairment of goodwill is measured according to a two step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. The fair value is primarily determined using discounted cash flow analyses, however other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In the second quarter of 2003, a charge of $773,000 was recorded based on SFAS 144 impairment tests. This charge was classified as a component of cost of sales pertaining to the Company's manufacturing segment.

Warranty--The Company warrants all assembled products and parts (except component products or parts on which written warranties are issued by the respective manufacturers thereof and are furnished to the original customer, as to which the Company makes no warranty and assumes no liability) against defective materials or workmanship. Such warranty generally extends from periods ranging from 12 months to 24 months.

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

Deferred Taxes--The Company has provided for the estimated residual U.S. tax on a portion of these earnings, which may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. If these indefinitely reinvested earnings were remitted to the U.S they would be subject to U.S. income tax. However, this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

The Company has provided for the estimated residual U.S. tax on a portion of these earnings, which may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. If these indefinitely reinvested earnings were remitted to the U.S. they would be subject to U.S. income tax. However this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

Stock-Based Compensation--At June 30, 2005, the Company has two stock-based compensation plans, which are described more fully in Note L, "Stock Option Plans." The Company accounts for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost related to stock options is reflected in earnings, as all option grants under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is disclosed in Note L. The Company will adopt SFAS 123(R) effective July 1, 2005 which will require the recognition of compensation expense for stock options granted.

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

Shipping and Handling Fees and Costs--The Company records revenue from shipping and handling costs in net sales. The cost associated with shipping and handling of products is reflected in cost of sales.

Reclassification--Certain amounts in the 2004 financial statements have been reclassified to conform to the presentation in the 2005 financial statements.

Recently Issued Accounting Standards

During December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which revises SFAS 123 and supercedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense based on their fair values beginning with the first interim or annual period beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission ("SEC") amended the compliance date to the first annual period beginning after June 15, 2005. The pro-forma disclosures previously permitted under SFAS 123 will no longer be an alternative to expense recognition. We will adopt SFAS 123(R) using the modified-prospective method beginning in the first quarter of fiscal 2006. Adoption of this standard will not have an impact on consolidated net earnings as it relates to existing stock options as these options are fully vested as of June 30, 2005. Future impacts will depend on stock option activity going forward.

During December 2004, the FASB issued FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the provision of the Jobs Act. However, we expect to be in a position to finalize our assessment by June 2006. It is not expected that this will have a significant impact on the Company's financial statements.

These statements are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of these statements is not expected to have a significant impact on the Company's financial statements.

B.  INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

                                              2005            2004
                                              ----            ----
Finished parts                              $35,591         $35,837
Work-in-process                               7,565           8,187
Raw materials                                 5,325           4,753
                                             ------          ------
                                            $48,481         $48,777
                                             ======          ======


Inventories stated on a LIFO basis represent approximately 41% and 45% of total inventories at June 30, 2005 and 2004, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $22,082,000 and $19,898,000 at June 30, 2005 and 2004, respectively. Inventory quantities were reduced in 2005 resulting in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years which were lower than current costs. The effect was to increase the 2005 net income by $133,000.


C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

                                              2005            2004
                                              ----            ----
Land                                       $  3,526        $  3,414
Buildings                                    30,408          26,421
Machinery and equipment                     101,146          96,749
                                             ------          ------
                                            135,080         126,584
Less accumulated depreciation                94,749          93,362
                                             ------          ------
                                           $ 40,331        $ 33,222
                                             ======          ======


Depreciation expense for the year ended June 30, 2005, 2004 and 2003 was $5,108,000, $5,226,000 and $5,072,000, respectively.

D.  INVESTMENT IN AFFILIATE

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


E. GOODWILL AND OTHER INTANGIBLES

The Company performed impairment tests of its goodwill at June 30, 2005 and 2004 and determined that no impairment of goodwill existed. Goodwill at June 30, 2005 and 2004 is net of accumulated amortization of $789,000. There were no other significant indefinite lived intangible assets recorded by the Company at June 30, 2005 or 2004.

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2005 and 2004 were as follows (in thousands):


	Balance at June 30, 2003		 $12,876
	Disposal				  (1,188)
	Translation adjustment			     102
	Acquisition				     927
						   -----
	Balance at June 30, 2004		  12,717
	Translation adjustment			     137
						   -----
	Balance at June 30, 2005		 $12,854
						   =====


Included in Other assets at June 30, are the following acquired intangible assets (in thousands):

                                                  2005	       2004
                                                  ----         ----
Intangible assets with finite lives:
 Licensing agreements				$ 3,015      $ 3,015
 Other						  2,865        2,865
                                                 ------       ------
                                                  5,880	       5,880
Accumulated amortization			 (3,045)      (2,475)
Translation adjustment  			    125            -
                                                 ------       ------
Total						$ 2,960      $ 3,405
                                                 ======       ======


The weighted average remaining useful life of the intangible assets included in the table above is approximately 11 years.

Intangible amortization expense for the year ended June 30, 2005 , 2004 and 2003 was $569,000, $466,000 and $601,000, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

     Fiscal Year
     -----------
         2006		      350
         2007		      392
         2008		      392
         2009                 392
         2010                 189
     Thereafter             1,245
                            -----
                           $2,960
                            =====


F.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

                                                 2005        2004
                                                 ----        ----
Salaries and wages                            $  7,802    $  4,911
Retirement benefits                             12,178      15,035
Warranty					 6,679       6,478
Other                                            8,391       8,314
                                               -------     -------
                                              $ 35,050    $ 34,738
                                               =======     =======


G.     WARRANTY

The following is a listing of the activity in the warranty reserve during the years ended June 30 (in thousands):

                                           2005       2004       2003
                                           ----	      ----	 ----
Reserve balance, July 1              	 $6,478	    $6,070     $5,294
Current period expense			  4,654      4,764	4,417
Payments or credits to customers         (4,428)    (4,290)    (3,766)
Translation				    (25)       (66)       125
				          -----	     -----	-----
Reserve balance, June 30      		 $6,679	    $6,478     $6,070
				          =====	     =====	=====


H.  DEBT

Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements. These lines of credit may be withdrawn at the option of the banks. The following is aggregate borrowing information at June 30 (in thousands):

						2005		2004
						----	        ----
	Available credit lines		    $ 13,396        $ 10,479
	Unused credit lines		       9,874           8,969
					      ------          ------
	Outstanding credit lines	       3,522           1,510
	Notes payable-other	                  --              97
					      ------          ------
	Total	notes payable		    $  3,522        $  1,607
					      ------          ------
					      ------          ------

	Weighted-average interest rates
		 on credit lines                3.0%		2.8%



Long-term Debt:

Long-term debt consisted of the following at June 30 (in thousands):


				               2005          2004
					       ----	     ----
	Revolving loan agreement           $ 13,500      $ 12,800

	10-year unsecured senior notes        2,849         5,698
	Secured long-term debt		      1,137         1,077
	Capital lease obligations                70           161
	Other long-term debt			251            95
					     ------        ------
	Subtotal			     17,807        19,831
	Less: current maturities	     (2,849)       (3,018)
					     ------        ------
	Total long-term debt		   $ 14,958      $ 16,813
				             ------        ------
					     ------        ------


In December 2002, the Company entered into a $20,000,000 revolving loan agreement which had an original expiration date of October 31, 2005. In September 2004, the revolving loan agreement was amended increase the commitment to $35,000,000 and extend the termination date of the agreement to October 31, 2007. This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants include a minimum consolidated net worth calculated consistently with the net worth covenant discussed in the paragraph below, minimum EBITDA of $11,000,000 at June 30, 2005 and a maximum total funded debt to EBITDA ratio of 2.5 at June 30, 2005. As of June 30, 2005, the Company was in compliance with these covenants. The outstanding balance of $13,500,000 and $12,800,000 at June 30, 2005 and 2004, respectively, is classified as long-term debt. Borrowings under this agreement bear interest on a schedule determined by the Company's leverage ratio and the LIBOR interest rate (LIBOR plus 1.25% at June 30, 2005 and 2004, respectively). The rate was 4.390% and 2.375% at June 30, 2005 and 2004, respectively.

Included in long-term debt is $0 and $2,841,000 of 7.37% ten-year unsecured notes at June 30, 2005 and 2004, respectively. The current portion of these notes was $2,849,000 and $2,857,000 at June 30, 2005 and 2004, respectively.
These notes contain certain covenants, including the maintenance of a current ratio of not less than 1.5 and the maintenance of an EBITDA to fixed charges ratio greater than 1.75. Consolidated net worth must be at least equal to the sum of $60,310,000 plus 35% of consolidated net earnings for each quarter from July 1, 1996, however the Company may exclude up to $34,000,000 of net worth adjustments that result from changes to the assumptions used by the Company in determining its pension liability or changes in the market value of plan assets. As of June 30, 2005, the Company was in compliance with these covenants.

The Company has a secured long term debt of $1,137,000 and 1,077,000 at June 30, 2005 and 2004, respectively. The long term debt is due May 28, 2008 and bears interest of 4.25% at June 30, 2005 and 2004, respectively. The debt was used for the construction of a new manufacturing facility at Rolla SP Propllers S.A. and is secured by that facility.

The aggregate scheduled maturities of outstanding long term debt obligations in subsequent years are as follows (in thousands):

                  Fiscal Year
2006		   $ 2,849
2007		       308
2008                13,513
2009		        --
2010		        --
Thereafter	     1,137
                    ------
                   $17,807
                    ======



I.  LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

          Fiscal Year
          -----------

             2006              $ 2,449
             2007                1,651
             2008                1,300
             2009                1,055
             2010                1,016
             Thereafter          1,064
                                ------
                               $ 8,535
                                ======


Total rent expense for operating leases approximated $3,248,000, $3,587,000, and $3,320,000 in 2005, 2004, and 2003 respectively.


J.  SHAREHOLDERS' EQUITY

At June 30, 2005 and 2004, treasury stock consisted of 764,044 and 792,748 shares of common stock, respectively. The Company issued 65,650 shares of treasury stock in 2005, to fulfill its obligations under the stock option plans and restricted stock grants. The difference between the cost of treasury shares and the option price is recorded in retained earnings. The fair value of the restricted stock grants are recorded as unearned compensation and amortized over the vesting period which is generally 1 to 4 year periods. The Company repurchased 34,946 shares of stock in 2005 for $755,000, which was recorded as treasury stock.

Cash dividends per share were $0.70 in 2005, 2004 and 2003.

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


Information about the Company's segments is summarized as follows
(in thousands):

                                     Manufacturing   Distribution    Total
            2005                     -------------   ------------    -----

Net sales                               $206,630       $67,743     $274,373
Intra-segment sales                       11,084         4,221       15,305
Inter-segment sales                       36,380         4,216       40,596
Interest income                              296            29          325
Interest expense                           1,254            89        1,343
Income taxes                               4,386         1,948        6,334
Depreciation and amortization              5,310	   367        5,677
Segment (loss) earnings                    5,831         3,286        9,117
Segment assets                           170,782        33,356      204,138
Expenditures for segment assets           11,656           353       12,009

            2004

Net sales                               $172,688       $59,176     $231,864
Intra-segment sales                        8,930         4,252       13,182
Inter-segment sales                       30,081         2,512       32,593
Interest income                              395            36          431
Interest expense                           1,176           111        1,287
Income taxes                               3,989         1,671        5,660
Depreciation and amortization              5,284	   355        5,639
Segment (loss) earnings                    5,756         2,975        8,731
Segment assets                           166,049        28,232      194,281
Expenditures for segment assets            8,980           285        9,265

            2003

Net sales                               $153,713       $63,413     $217,126
Intra-segment sales                        6,587         2,210        8,797
Inter-segment sales                       25,848         2,890       28,738
Interest income                              470            25          495
Interest expense                           1,480           137        1,617
Income taxes                              (1,071)        1,073            2
Depreciation and amortization              5,291	   292        5,583
Segment (loss) earnings                   (1,892)        1,943           51
Segment assets                           152,093        30,347      182,440
Expenditures for segment assets            3,882           528        4,410


The following is a reconciliation of reportable segment net sales, earnings and assets to the Company's consolidated totals (in thousands):

                                                 2005        2004       2003
Net sales:                                       ----        ----       ----
 Total net sales from reportable segments     $274,373    $231,864   $217,126
 Elimination of inter-company sales            (55,901)    (45,775)   (37,535)
                                               -------     -------    -------
  Total consolidated net sales                $218,472    $186,089   $179,591
                                               =======     =======    =======
(Loss) earnings:
 Total earnings from
  reportable segments                         $  9,117    $  8,731   $     51
 Other corporate expenses                       (2,207)     (3,088)    (2,445)
                                               -------     -------    -------
  Total consolidated net (loss) earnings      $  6,910    $  5,643   $ (2,394)
                                               =======     =======    =======

Assets
 Total assets for reportable segments         $204,138    $194,281
 Elimination of inter-company assets           (20,050)    (21,100)
 Corporate assets                                1,207       1,441
                                               -------     -------
  Total consolidated assets                   $185,295    $174,622

                                               =======     =======


Other significant items:

                                         Segment                 Consolidated
                                          Totals   Adjustments      Totals

             2005                        -------   -----------   ------------
Interest income                          $   325     $   (185)     $    140
Interest expense                           1,343         (209)        1,134
Income taxes                               6,334       (3,849)        2,485
Depreciation and amortization              5,677           --         5,677
Expenditures for segment assets           12,009           --        12,009

             2004
Interest income                          $   431     $   (179)     $    252
Interest expense                           1,287         (209)        1,078
Income taxes                               5,660         (696)        4,964
Depreciation and amortization              5,639           53         5,692
Expenditures for segment assets            9,265            -         9,265

             2003
Interest income                          $   495     $   (328)     $    167
Interest expense                           1,617         (294)        1,323
Income taxes                                   2         (302)         (300)
Depreciation and amortization              5,583           90         5,673
Expenditures for segment assets            4,410            -         4,410


All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows
(in thousands):

                                                2005       2004       2003
                                                ----       ----       ----
Net sales
 United States                                $134,646   $107,146   $ 95,813
 Other countries                                83,826     78,943     83,778
                                               -------    -------    -------
  Total                                       $218,472   $186,089   $179,591
                                               =======    =======    =======

Long-lived assets
 United States                                $ 59,171   $ 57,061
 Belgium                                         7,999     11,490
 Other countries                                16,850     13,052
 Elimination of inter-company assets            (5,508)    (9,246)
                                               -------    -------
  Total                                       $ 78,512   $ 72,357
                                               =======    =======


There were no customers that accounted for 10% or more of consolidated net sales in 2005 and 2004. One customer accounted for approximately 10% of consolidated net sales in 2003.

L.   STOCK OPTION PLANS

During fiscal 2005, the Company adopted the Twin Disc, Incorporated 2004 Stock Incentive Plan for Non-Employee Directors, a non-qualified plan for non-employee directors to purchase up to 36,000 shares of common stock, and the Twin Disc, Incorporated 2004 Stock Incentive Plan, a plan where options are determined to be non-qualified or incentive at the date of grant, for officers and key employees to purchase up to 164,000 shares of common stock. The plans are administered by the Compensation Committee of the Board of Directors which has the authority to determine which officers and key employees will be granted options or other stock related benefits. The grant of options to non-employee directors is fixed at options to purchase 300 shares of common stock per year. All options allow for exercise prices not less than the grant date fair market value, vest immediately and expire ten years after the date of grant. For options under the Twin Disc, Incorporated 2004 Stock Incentive Plan, if the optionee owns more than 10% of the total combined voting power of all classes of the Company's stock, the price will be not less than 110% of the grant date fair market value and the options expire five years after the grant date.

The Company has 23,450, incentive stock options outstanding under the Twin Disc, Incorporated 1998 Incentive Compensation Plan and 56,450 non-qualified stock options outstanding under the Twin Disc, Incorporated 1998 Stock Option

Plan for Non-employee Directors at June 30, 2005. The 1998 plans were terminated during 2004, except that options then outstanding will remain so until exercised or until they expire.

The Company has 22,150 incentive stock options outstanding under the Twin Disc, Incorporated 1988 Incentive Stock Option plan and 21,800 non-qualified stock options outstanding under the Twin Disc, Incorporated 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors at June 30, 2005. The 1998 plans terminated during 1999, except that options then outstanding will remain so until exercised or until they expire.

In fiscal 2005, the Company granted 34,500 performance stock awards to various employees of the Company, including executive officers. The stock will be awarded if the Company achieves a specified consolidated gross revenue objective in the fiscal year ending June 30, 2007. No compensation expense has been recorded in 2005.

Shares available for future options as of June 30 were as follows:


                                                           2005     2004
                                                           ----     ----
2004 Stock Incentive Plan                               147,550       --
2004 Stock Incentive Plan for Non-employee Directors     36,000       --




Stock option transactions under the plans during 2005, 2004 and 2003 were as follows:

                                      Weighted         Weighted      Weighted
                                       Average          Average       Average
                                 2005   Price     2004   Price   2003  Price
                                 ----  --------   ----  -------  ---- --------
Non-qualified stock options:
  Options outstanding
    at beginning of year      104,350  $18.82  133,150 $ 18.54  102,350 $20.46
  Granted                       2,100   24.90        -       -   48,800  14.37
  Canceled/Expired             (2,500)  25.55  (15,450)  19.89  (18,000) 18.14
  Exercised                   (25,700)  17.51  (13,350)  14.18        -      -
                               -------          -------          ------
  Options outstanding
    at June 30                  78,250 $19.20   104,350  $18.82 133,150 $18.54
                               =======          =======          ======

  Options price range
   ($14.45 - $20.00)

    Number of shares                     49,400

    Weighted average price              $ 15.85

    Weighted average remaining life        8.92 years

  Options price range
   ($21.875 - $28.75)

    Number of shares                    28,850

    Weighted average price             $ 24.92

    Weighted average remaining life       6.08 years




                                      Weighted         Weighted      Weighted
                                       Average          Average       Average
                                2005    Price   2004     Price   2003  Price
                                ----  --------  ----    -------  ----  -------
Incentive stock options:
  Options outstanding
    at beginning of year       83,850  $20.68  106,700  $20.55  146,000 $20.75
  Granted                           -       -        -       -        -      -
  Canceled/Expired            (3,100)   22.65  (13,150)  23.16  (39,300) 21.32

  Exercised                  (35,150)   19.32   (9,700)  15.86       -       -
                              -------          -------          -------
  Options outstanding
    at June 30                 45,600  $21.59   83,850  $20.68  106,700 $20.55
                              =======          =======          =======
  Options price range
   ($15.05 - $20.00)

    Number of shares                     22,950

    Weighted average price              $ 17.28

    Weighted average remaining life        8.33 years
  Options price range
    ($21.875 - $28.75)
    Number of shares                     22,650

    Weighted average price              $ 25.96

    Weighted average remaining life        5.08 years


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

                                            2005         2004         2003
                                            ----         ----         ----
         Net earnings (loss)
                As reported               $ 6,910     $ 5,643      $(2,394)
                Pro forma                   6,900       5,643       (2,468)

         Basic earnings (loss) per share
                As reported               $  2.42     $  2.01       $(0.85)
                Pro forma                    2.41        2.01        (0.88)


         Diluted earnings (loss) per share
                As reported               $  2.38     $  1.98       $(0.85)
                Pro forma                    2.37        1.98        (0.88)


The above pro forma net earnings and earnings per share were computed using the fair value of options at the date of grant (for options granted after June
1995) as calculated by the Black-Scholes option-pricing method and the following assumptions:


                                            2005         2004        2003
                                            ----         ----        ----
         Dividend yield                     3.65%        --          4.80%
         Volatility                        32.67%        --         22.00%
         Risk-free interest rate(s)         3.30%        --    3.58% and 2.71%
         Expected life in years             5.00         --          5.00

	   Exercise price equal to fair
		value at grant date      $ 24.90         --        $ 14.34
	   Weighted average fair value
           at grant date                 $  5.72         --        $  1.83



Incentive options granted to greater than 10% shareholders are calculated using a 3 year term and an exercise price equal to 110% of the fair market value on the date of grant. There were no incentive options granted to a greater than 10% shareholder in the years presented.

In fiscal 2005, the Company issued restricted stock grants for 4,800 shares, 600 shares vest in 1 year from the date of grant, 2,100 shares vest in 2 years, 600 shares vest in 3 years, and 1,500 shares vest in four years. The fair market value of the grants based on the market price at the date of grant was $120,000.

In fiscal 2004, the Company issued restricted stock grants for 25,000 shares, 12,500 of these shares vest in 2 years from the date of grant and 12,500 vest in 4 years. The fair market value of the grants based on the market price at the date of grant was $421,000.

The grants are recorded as Unearned Compensation and amortized over the vesting period. The total compensation expense recorded during 2005 and 2004 related to restricted stock grants approximated $203,000 and $189,000, respectively.


M.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,278,000, $2,840,000, and $2,220,000 in 2005, 2004 and 2003 respectively. Total engineering and development costs were $8,050,000, $7,600,000, and $7,190,000 in 2005, 2004 and
2003 respectively.

N.  Pension and Other Postretirement Benefit Plans

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

On June 20, 2003 the Board of Directors amended the defined benefit pension plans covering domestic salaried and hourly employees to exclude all employees hired after October 1, 2003 from the plans. In addition, effective October 1, 2003, a portion of the medical supplement for post-1992 retirees that is payable prior to Medicare eligibility has been removed from the plan. The $19.24 per month benefit times years of service has been reduced to $4.42 per month times years of service. The $14.82 benefit removed is now provided through the retiree health plan discussed below. The remaining medical supplement is calculated using service frozen as of October 1, 2003.

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

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans' and other post-retirement benefit plan's funded status and the amounts recognized in the Company's balance sheets and statement of operations as of June 30 (dollars in thousands):

         							   Other
						 Pension      Post-Retirement
                                                 Benefits         Benefits
                                             ----------------  --------------
                                             2005     2004     2005     2004
                                             ----     ----     ----     ----
Change in benefit obligation:
  Benefit obligation, beginning of year   $124,151 $115,960 $ 29,795 $ 32,369
  Service cost                               1,285    1,260       52       45
  Interest cost                              7,169    7,475    1,674    2,057
  Amendments 		                         -        -        -        -
  Actuarial loss (gain)                      1,992    9,603   (1,838)    (633)
  Benefits paid                            ( 9,195) (10,147)  (3,573)  (4,043)
                                           -------  -------   ------   ------
  Benefit obligation, end of year         $125,402 $124,151 $ 26,110 $ 29,795
                                           =======  =======   ======   ======

Change in plan assets:
  Fair value of assets, beginning of year $ 89,038 $ 75,278 $     -   $     -
  Actual return on plan assets               8,239   19,325       -         -
  Employer contribution                      8,156    4,582   3,573     4,043
  Benefits paid                            ( 9,195) (10,147) (3,573)   (4,043)
                                           -------  -------  ------    ------
  Fair value of assets, end of year       $ 96,238 $ 89,038 $     -  $      -
                                           =======  =======  ======    ======


Funded status:                            $(29,164)$(35,113)$(26,109)$(29,795)
  Unrecognized net transition obligation       296      358        -        -
  Unrecognized actuarial loss               47,130   50,252   11,808   14,979
  Unrecognized prior service cost           (4,653)  (5,467)  (4,749)  (5,427)
                                             ------   ------   ------  -------
  Net amount recognized                   $ 13,609 $ 10,030 $(19,050)$(20,243)
                                            ======   ======   ======  =======

Amounts recognized in the balance sheet
 consist of:
  Accrued benefit liability               $(28,737)$(34,544)$(19,050)$(20,243)
  Intangible asset                               -        -        -        -
  Deferred tax asset                        16,515   17,384        -        -
  Minimum pension liability adjustment      25,831   27,190        -        -
                                           -------   ------  -------  -------
  Net amount recognized                   $ 13,609 $ 10,030 $(19,050)$(20,243)
                                           =======   ======  =======  =======


The accumulated benefit obligation for all defined benefit pension plans was $125,402,000 and $124,151,000 at June 30, 2005 and 2004, respectively. The
Medicare Part D subsidy reduced the accumulated postretirement benefit obligation by $1,680,000 as of June 30,2005.


Information for pension plans with an accumulated benefit obligation in excess of plan assets:

                                                              June 30
                                                         ----------------
                                                         2005        2004
                                                         ----        ----
  Projected and accumulated benefit obligation       $125,402    $124,151
  Fair value of plan assets	                       96,238      89,038

Components of Net Periodic Benefit Cost



                                                     Pension Benefits
                                                     ----------------
                                                 2005      2004      2003
                                                 ----      ----      ----
                                                           <C.
Service cost                                   $ 1,285   $ 1,260   $ 1,344

Interest cost                                    7,169     7,475     8,277
Expected return on plan assets                  (7,321)   (6,361)   (7,883)
Amortization of prior service cost                 124       124       624
Amortization of transition obligation               59        60        56
Amortization of net loss		    	 3,262     3,990     2,492
                                                ------    ------    ------
  Net periodic benefit cost                    $ 4,578   $ 6,548   $ 4,910
                                                ======    ======    ======


                                                 Postretirement Benefits
                                                --------------------------
                                                 2005      2004      2003
                                                 ----      ----      ----
Service cost                                  $    52   $    45   $    17
Interest cost                                   1,674     2,057     2,362
Recognized prior service cost			 (678)     (678)        -
Recognized net actuarial loss                   1,333     1,547       798
                                               ------    ------    ------
Net periodic benefit cost                     $ 2,381   $ 2,971   $ 3,177
                                               ======    ======    ======


The Medicare Part D subsidy reduced the postretirement benefit expense by $270,000 for fiscal 2005.


Additional Information

				            Pension Benefits   Other Benefits
                                              2005     2004     2005     2004
					      ----     ----     ----     ----
   Increase (decrease) in minimum
   liability included in other
   comprehensive income			  $ (1,359) $ 4,197      N/A      N/A




Assumptions

Weighted average assumptions used
   to determine benefit obligations
   at June 30

					      2005     2004    2005     2004
                                              ----     ----    ----     ----
  Discount rate                               5.75%   6.00%    5.75%    6.00%
  Expected return on plan assets              8.50%   8.50%




Weighted average assumptions used
   to determine net periodic benefit
   cost for years ended June 30
                                              2005     2004    2005     2004
                                              ----     ----    ----     ----
  Discount rate                               6.00%   6.75%    6.00%    6.75%
  Expected return on plan assets              8.50%   9.00%
  Rate of compensation increase               5.00%   5.00%


The assumed weighted average health care cost trend rate was 9% in 2005, grading down to 6% in 2008. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $457,000 and the service and interest cost by approximately

$24,000. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $444,000 and the service and interest cost by approximately $23,000.

Plan Assets

The Company's pension plan weighted-average asset allocations at June 30, 2005 and 2004, by asset category are as follows:

                                                    June 30
                                    Target     ----------------
  Asset Category                   Allocation     2005     2004
                                   ----------     ----     ----
  Equity securities                  61%           64%      66%
  Debt securities	             35%           32%      30%
  Real Estate                         4%	    4%       4%
                                    ----          ----     ----
                                    100%          100%     100%
                                   ======       ======   ======



Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The pension plans held 62,402 shares of Company stock with a fair market value of $1,366,604 (1.5% percent of total plan assets) and $1,522,609 (1.7% percent of total plan assets) at June 30, 2005 and 2004, respectively.

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

Cash Flows

Contributions

The Company expects to contribute $4,457,000 to its pension plan in fiscal
2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

				            Other Benefits
				    ----------------------------------
			Pension	      Gross	Part D	    Net Benefit
                        Benefits    Benefits Reimbursement   Payments
                        --------    -------- -------------   --------
  2006       	         9,215       3,246 	  329	      2,917
  2007      		 8,990       3,136 	  332	      2.804
  2008			 9,108	     2,961	  331	      2,630
  2009			 9,181	     2,844	  324	      2,520
  2010                   9,215       2,744	  317	      2,427
  Years 2011-2015       46,154      11,057 	  714	     10,343



The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $1,348,000, $1,266,000 and $1,568,000 in 2005,
2004, and 2003 respectively.

O.  INCOME TAXES

United States and foreign (loss) earnings before income taxes and minority interest were as follows (in thousands):

                                        2005      2004      2003
                                        ----      ----      ----
     United States                    $ 5,281  $  3,898   $(6,851)
     Foreign                            4,211     6,734     4,169
                                       ------    ------    ------
                                     $  9,492  $ 10,632   $(2,682)
                                       ======    ======    ======

The provision (credit) for income taxes is comprised of the following (in thousands):

                                        2005      2004      2003
                                        ----      ----      ----
     Currently payable:
       Federal                        $   446	$   545   $  (176)
       State                               32        50        48
       Foreign                          3,298     2,802     1,269
                                       ------    ------    ------
                                        3,776     3,397     1,141
                                       ------    ------    ------



     Deferred:
       Federal                           (813)    1,081    (1,298)
       State                              272	    279      (587)
       Foreign                           (750)	    207       444
                                       ------    ------     -----
                                       (1,291)    1,567    (1,441)
                                       ------    ------    ------
                                      $ 2,485   $ 4,964   $  (300)
                                       ======    ======    ======


The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).

                                                2005             2004
                                                ----             ----
Deferred tax assets:
  Retirement plans and employee benefits      $18,967          $20,280
  Alternative minimum tax credit
    carryforwards                               1,159              986
  Foreign tax credit carryforwards              2,297            1,403
  State net operating loss and other
    state credit carryforwards                    399              406
    Other                                       5,036            4,947
                                               ------           ------
                                               27,858           28,022
                                               ------           ------
Deferred tax liabilities:
  Property, plant and equipment                 4,064            3,996
  Intangibles                                   1,780            1,382

                                               ------           ------
                                                5,844            5,378
                                               ------           ------
Valuation allowance                              (270)          (1,403)
                                               ------           ------
Total net deferred tax assets                 $21,744          $21,241
                                               ======           ======


Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize deferred tax assets. Of the $2,297,000 in foreign tax credit carryforwards at June 30, 2005, $177,000 will expire in 2010, $623,000 will expire in 2011, $58,000 will expire in 2012, $662,000 will expire in 2013 and $777,000 will expire in 2014. The alternative minimum tax credit carryforwards will be carried forward indefinitely. Of the $341,000 of state net operating loss carryforwards at June 30, 2005, $317,000 will expire in 2014, $18,000 will expire in 2015, $4,000 will expire in 2017 and $2,000 will expire in 2018. Of the $58,000 carryforwards, any credits not used by 2006 will be deducted in 2007 and 2008.

A valuation allowance of $270,000 has been recorded as of June 30, 2005, as management believes that realization of certain foreign tax credit carryforwards and other deferred tax assets is unlikely. During 2005, the Company reversed a $1,100,000 valuation allowance on certain foreign tax credit carryforwards that are expected to be utilized as a result of certain internal corporate restructurings and transactions.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

                                                 2005       2004      2003
                                                 ----       ----      ----
   U.S. federal income tax at 34%              $ 3,194   $ 3,605   $ ( 916)
   Increases (reductions)
       in tax resulting from:
     Foreign tax items                            (354)    1,082       291
     State taxes                                   304       347     ( 368)
     Valuation allowance                        (1,133)        -         -
     Disposition of investment in subsidiary         -         -         -
     Statutory rate change			     -	                97
     Other, net                                    474      ( 70)      596
                                                 -----      -----     -----
                                               $ 2,485    $ 4,964   $ ( 300)
                                                  =====     =====     =====


Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $6.4 million at June 30, 2005. The Company has provided for the estimated residual U.S. tax on a portion of these earnings, which may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. If these indefinitely reinvested earnings were remitted to the U.S. they would be subject to U.S. income tax. However this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

P.  CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company's results of operations or financial position.

Q.  RESTRUCTURING OF OPERATIONS

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of 2005 as the Company restructured its Belgian operation to improve future profitability. The charge consists of prepension costs for 37 employees; 33 manufacturing employees and 4 salaried employees. As of June 30, 2005 the Company had not made any cash payments related to the above restructuring.

During the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $2,042,000 million in connection with the reduction of its workforce. These actions were taken in an effort to streamline the Company's cost structure and align its corporate workforce with market conditions. The charge consists of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees. During 2005 and 2004, the Company made cash payments of $143,000 and $358,000, respectively. Accrued restructuring costs were $743,000 and $942,000 at June 30, 2005 and 2004,respectively.

R.   ACQUISITION

Effective May 31, 2004, The company acquired 100% of the common stock of Rolla SP Propellers SA of Novazzano, Switzerland. Rolla designs and manufactures custom propellers.

Rolla has a fiscal year ending May 31. No results of operations of Rolla are included in consolidated results for the year ended June 30, 2004. A full year's results are included in the consolidated results for the year ended June 30, 2005.

The acquisition cost, including consulting fees, net of cash acquired was $5,085,000.

The condensed balance sheet of Rolla as of May 31, 2004 is as follows (in thousands):

  Current assets            $  3,323
  Net Fixed Assets             3,636
  Intangibles                  3,189
                             - - - -
  Total assets acquired      $10,148
                             =======

  Current Liabilities        $ 2,056
  Long Term Debt             $ 1,146
  Deferred Taxes                 655
  Stockholders' Equity         6,291
                             - - - -
                             $10,148
                             =======


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
                                 -------
                                 $ 1,081
                                 =======


The goodwill is not expected to be deductible for tax purposes.


TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended June 30, 2005, 2004 and 2003
(In thousands)

                                        Additions
                            Balance at  Charged to               Balance at
                            Beginning   Costs and                  end of
Description                 of Period   Expenses    Deductions(F1)  of Period

2005:
Allowance for losses on

  accounts receivable         $ 604       $ 365       $  42        $ 927

Reserve for inventory
  obsolescence                4,672       2,020       2,182        4,510


2004:

Allowance for losses on
  accounts receivable         $ 502       $ 208       $ 106        $ 604

Reserve for inventory
  obsolescence                5,413       1,873       2,614        4,672


2003:

Allowance for losses on
  accounts receivable         $ 756       $ 135       $ 389        $ 502

Reserve for inventory
  obsolescence                4,593       1,822       1,002        5,413


(F1) Accounts receivable written-off and inventory disposed of during the year and other adjustments (primarily foreign currency translation adjustments)


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TWIN DISC, INCORPORATED

                                           /s/ FRED H. TIMM
                                           -------------------------------
                                           Vice President -
                                              Administration and Secretary
                                              (Chief Accounting Officer)

September 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   (  By  /s/ MICHAEL E. BATTEN
                                   (      ---------------------------
                                   (      Michael E. Batten, Chairman,
                                   (      Chief Executive Officer and Director
                                   (
                                   (
                                   (
September 21, 2005                 (  By /s/ MICHAEL H. JOYCE
                                   (     ----------------------------
                                   (     Michael H. Joyce, President,
                                   (     Chief Operating Officer and Director
                                   (
                                   (
                                   (
                                   ( By  /s/ CHRISTOPHER J. EPERJESY
                                   (     ----------------------------
                                   (     Christopher J. Eperjesy, Vice
                                   (	     (President-Finance & Treasurer and
                                   (                   Chief Financial Officer)



                                   (     John H. Batten, Director
September 21, 2005                 (     John A. Mellowes, Director
                                   (     David B. Rayburn, Director
                                   (     Harold M. Stratton II, Director
                                   (     David L. Swift, Director
                                   (     George E. Wardeberg, Director
                                   (     David R. Zimmer, Director
                                   (
                                   ( By  /s/ CHRISTOPHER J. EPERJESY
                                   (     ----------------------------
                                   (     Christopher J. Eperjesy,
                                           Attorney in Fact

EXHIBIT INDEX

EXHIBIT INDEX
TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2005
                                                                       Included
Exhibit                         Description                            Herewith
------                          -----------                            --------


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


  c) Amendment to 1988 Incentive Stock Option Plan of Twin Disc, Incorporated (Incorporated by reference to Exhibit 10(c) of the Company's Form 10-K for the year ended June 30, 2004).


  d) Amendment to 1988 Non-Qualified Incentive Stock Option Plan for Officers, Key Employees and Directors of Twin Disc, Incorporated (Incorporated by reference to Exhibit 10(d) of the Company's Form 10-K for the year ended June 30, 2004).


  e) Form of Severance Agreement for Senior Officers and form of Severance Agreement for Other Officers (Incorporated by reference to Exhibit 10(e) of the Company's Form 10-K for the year ended June 30, 2004).

  f) Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10(g) of the Company's Form 10-K for the year ended June 30, 2004).


  g) Form of Twin Disc, Incorporated Corporate Short Term Incentive Plan (Incorporated by reference to Exhibit 10(h) of the Company's Form 10-K for the year ended June 30, 2004).



  h) The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998).


  i) The 1998 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998).

  j) The 2004 Stock Incentive Plan (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 15, 2004).

  k) The 2004 Stock Incentive Plan for Non-Employee Directors (Incorporated by reference to Exhibit C of the Proxy Statement for the Annual Meeting of Shareholders held on October 15, 2004).

  l)    Performance Stock Award Agreement (Incorporated by reference to
        Exhibit 10.1 of the Company's Form 8-K dated August 2, 2005).

  m) Amendment to Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K dated August 2, 2005).

  n) Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.3, 10.4 and 10.6 of the Company's Form 8-K dated August 2, 2005).

  o) Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company's Form 8-K dated August 2, 2005).

  p)    Waiver and Release Agreement (Incorporated by reference to Exhibit
        10.7 of the Company's Form 8-K dated August 2, 2005).




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