Form 10-Q
period 2005-09-30
TWIN DISC INC
filed 2005-11-14
CIK 100378

                         TWIN DISC, INCORPORATED

                     SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON
                                  Form 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended September 30, 2005       Commission File Number  1-7635


                             TWIN DISC, INCORPORATED


         (Exact name of registrant as specified in its charter)

         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

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

At October 31, 2005, the registrant had 2,904,834 shares of its common stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)
                                               September 30      June 30
                                                   2005            2005
                                                   ----            ----
    Assets
    Current assets:
      Cash and cash equivalents                  $  9,502        $ 11,614
      Trade accounts receivable, net               34,195          37,751
      Inventories, net                             53,345          48,481
      Deferred income taxes                         5,807           5,514
      Other                                         4,015           3,423
                                                    -----           -----
          Total current assets                    106,864         106,783

    Property, plant and equipment, net             39,957          40,331
    Goodwill                                       12,764          12,854
    Deferred income taxes                          14,627          16,230
    Other assets                                    8,932           9,097
                                                    -----           -----
                                                 $183,144        $185,295
                                                 --------        --------
                                                 --------        --------
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $  3,135        $  3,522
      Current maturities of long-term debt          2,849           2,849
      Accounts payable                             15,880          21,746
      Accrued liabilities                          32,702          35,050
                                                   ------          ------
          Total current liabilities                54,566          63,167

    Long-term debt                                 20,277          14,958
    Accrued retirement benefits                    38,346          39,680
                                                   ------          ------
                                                  113,189         117,805

    Minority Interest                                 517             591

    Shareholders' Equity:
      Common stock                                 11,653          11,653
      Retained earnings                            91,297          89,316
      Unearned Compensation                          (150)           (203)
      Accumulated other comprehensive loss        (17,842)        (17,567)
                                                  --------        --------
                                                   84,958          83,199
      Less treasury stock, at cost                 15,520          16,300
                                                   ------          ------
          Total shareholders' equity               69,438          66,899
                                                   ------          ------
                                                 $183,144        $185,295
                                                 --------        --------
                                                 --------        --------

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.


TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Unaudited)


                                                    Three Months Ended
                                                       September 30
                                                    2005          2004
                                                    ----          ----
Net sales                                          $49,577      $45,382
Cost of goods sold                                  35,173       33,730
                                                   -------       ------

                                                    14,404       11,652
Marketing, engineering and
  administrative expenses                           10,147        9,509
Interest expense                                       316          219
Other income, net                                      (54)         (44)
                                                     ------       ------

                                                    10,409        9,684
Earnings before income taxes
   and minority interest                             3,995        1,968
Income taxes                                         1,466          866
                                                     -----        -----

Earnings before minority interest                    2,529        1,102
Minority interest                                      (43)         (25)
                                                     ------       ------

  Net earnings                                     $ 2,486     $  1,077
                                                   -------     --------
                                                   -------     --------
Dividends per share                                $ 0.175      $ 0.175

Earnings per share data:
  Basic earnings per share                         $  0.87     $   0.38
  Diluted earnings per share                       $  0.85     $   0.37


Shares outstanding data:
  Average shares outstanding                         2,866        2,836
  Dilutive shares                                       55           52
                                                     -----        -----
Diluted shares outstanding                           2,921        2,888
                                                     -----        -----
                                                     -----        -----

Comprehensive income:
  Net earnings                                     $ 2,486     $  1,077
  Other comprehensive income:
    Foreign currency translation adjustment           (275)         229
                                                    ------        -----
Comprehensive income: 	                           $ 2,211     $  1,306

In thousands of dollars except per share statistics. Per share figures are based on shares outstanding data.

The notes to consolidated financial statements are an integral part of this statement.


TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

                                                     Three Months Ended
                                                        September 30
                                                     2005          2004
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                                     $ 2,486       $ 1,077
  Adjustments to reconcile net earnings to
    net cash used by operating activities:
      Depreciation and amortization                  1,317         1,237
            Net change in working capital,
        excluding cash                              (9,620)       (5,099)
                                                     -----         -----
                                                    (5,817)       (2,785)
                                                     -----         -----
Cash flows from investing activities:
   Acquisitions of fixed assets                     (1,303)       (1,740)
                                                     -----         -----
                                                    (1,303)       (1,740)
                                                     -----         -----
Cash flows from financing activities:
  Decrease in notes payable, net                      (303)         (261)
  Proceeds from long-term debt                       5,375         3,707
  Proceeds from exercise of stock options              731           486
  Purchase of treasury stock                          (125)            -
  Dividends paid                                      (505)         (500)
                                                       ---           ---
                                                     5,173         3,432
                                                     -----         -----
Effect of exchange rate changes on cash               (165)          (26)
                                                       ---            --
Net change in cash and cash equivalents             (2,112)       (1,119)

Cash and cash equivalents:
  Beginning of period                               11,614         9,127
                                                    ------         -----
  End of period                                    $ 9,502       $ 8,008
                                                    ------         -----
                                                    ------         -----

The notes to consolidated financial statements are an integral part of this statement. Amounts in thousands.


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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                      September 30,      June 30,
                                          2005             2005
                                          ----             ----
Inventories:
   Finished parts                        $37,506         $35,591
   Work in process                        10,303           7,565
   Raw materials                           5,536           5,325
                                         -------         -------
                                         $53,345         $48,481
                                         -------         -------
                                         -------         -------


C.	Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three months ended September 30, 2005 and 2004.




                  			      Three Months Ended September 30
                                              -------------------------------
					      2005      		 2004
                                              ----                       ----
Reserve balance, beginning of period          $6,679,000           $6,478,000
Current period expense                           837,000            1,217,000
Payments or credits to customers              (1,053,000)          (1,057,000)
Translation				         (26,000)              20,000
                                               ---------            ---------

Reserve balance, end of period                $6,437,000           $6,658,000
                                              ----------           ----------
                                              ----------           ----------


D.     Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company's results of operations or financial position.

E.    Business Segments

Information about the Company's segments is summarized as follows (in thousands):
                                                Three months ended
                                                ------------------
                                       September 30,            September 30,
                                           2005                     2004
                                           ----                     ----
Manufacturing segment sales             $  44,404                 $  40,799
Distribution segment sales                 19,452                    15,468
Inter/Intra segment sales                 (14,279)                  (10,885)
                                           ------                    ------
Net sales                               $  49,577                 $  45,382
                                           ------                    ------
                                           ------                    ------
Manufacturing segment earnings          $   3,753                $    2,126
Distribution segment earnings               2,044                     1,336
Inter/Intra segment loss                   (1,802)                   (1,494)
                                            -----                     -----
Earnings before income taxes
   and minority interest                $   3,995                 $   1,968
                                            -----                     -----
                                            -----                     -----

Assets                                 September 30,               June 30,
                                           2005                      2005
                                           ----                      ----
Manufacturing segment assets            $ 193,854                 $ 170,782
Distribution segment assets                34,192                    33,356
Corporate assets and elimination
  of inter-company assets                 (44,902)                  (18,843)
                                           ------                    ------

                                        $ 183,144                 $ 185,295
                                          -------                   -------
                                          -------                   -------


F.      Stock Option Plans

In July 2005, the Company adopted the Financial Accounting Standards Board SFAS No. 123R "Share Based Payment" (FAS 123R). This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. No options were granted in the first quarter of fiscal 2006 or 2005. All options outstanding were 100% vested at the adoption of this statement, therefore no compensation cost has been recognized in the condensed consolidated statements of operations.

Prior to July 2005, the Company accounted for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost was recognized in the condensed consolidated statements of operations. Had the Company recognized compensation expense determined based on the fair value at the grant date for awards under the plans, the net earnings and earnings per share would have been as follows (in thousands, except per share amounts):

					    Three Months Ended
                                              September 30,
                                              -------------
					     	  2004
                                                  ----
Net earnings
     As reported                	       $ 1,077
     Pro forma                     	         1,077

Basic earnings per share
      As reported         	   	       $  0.38
      Pro forma                 	          0.38

Diluted earnings per share
      As reported                              $  0.37
      Pro forma                    	          0.37



In fiscal 2005 and during the first quarter of 2006, the Company granted 31,500 and 32,850 performance stock awards, respectively, to various employees of the Company, including executive officers. The stock awards will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal years ending June 30, 2007 and 2008.

The fair-value of the performance shares is based on the closing trading value of the Company's stock on the date of grant. The fair value of the stock awards is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three months ended September 30, 2004 and 2005, related to performance stock awards, approximated $0 and $173,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled. During the first quarter of fiscal 2005 and 2006, the Company granted 27,500 and 0 service based restricted shares to employees. There were 27,500 and 18,800 unvested shares outstanding at September 30, 2004 and 2005, respectively. Compensation expense of $42,000 and $45,000 was recognized during the three months ended September 30, 2004 and 2005, respectively, related to these service-based awards.

G. Periodic Benefit Cost

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Components of Net Periodic Benefit Cost (in thousands):


							Three months ended
							   September 30,
						     2005		  2004
                                                     ----                 ----
Pension Benefits:
   Service cost	                                   $  281	        $  287
   Interest cost				    1,731	         1,780
   Expected return on plan assets		   (1,945)	        (1,822)
   Amortization of prior service cost		     (156)	          (149)
   Amortization of transition obligation	       11	            11
   Unrecognized net loss			      963	           994
                                                      ---                  ---
	Net periodic benefit cost		   $  885	        $1,101
                                                   ------               ------
                                                   ------               ------

Postretirement Benefits:
   Service cost		                           $   18	        $   13
   Interest cost				      352                  418
   Recognized net actuarial loss	               86	           164
                                                      ---                  ---
   	Net periodic benefit cost		   $  456	        $  595
                                                   ------               ------
                                                   ------               ------


The Company previously disclosed in its financial statements for the year ended June 30, 2005, that it expected to contribute $4,457,000 to its pension plan in fiscal 2006. As of September 30, 2005, $1,894,000 of contributions have been made.


Item 2.   Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes.

Results of Operations

Comparison of the First Quarter of FY 2006 with the First Quarter of FY 2005

Net sales for the first quarter improved 9.2% to $49.6 million from $45.4 million in the same period a year ago. The year-over-year improvement came in a number of the Company's product markets. The Company's North American manufacturing and distribution operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company's military transmissions were up significantly. Sales of marine transmissions for commercial applications also saw significant year-over-year improvement in sales and order activities.

Sales at our manufacturing operations were up 8.8% versus the same period last year. Sales at our US domestic manufacturing location were up over 19%. Sales at our Belgian manufacturing location were down over 18% over the same period last year, primarily due to certain material shortages and critical equipment downtime encountered in the first quarter. As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions,and industrial products.

Our distribution segment experienced an increase of 25.8% in sales compared to the first quarter of fiscal 2005. The majority of this increase came from our distribution operations in Asia-Pacific and North America. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase in Asia-Pacific, while increased transmission and industrial product sales drove the growth in North America.

The elimination for net inter/intra segment sales increased $3.4 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales and order levels experienced by the Company in the first quarter.

Gross margin as a percentage of sales increased to 29.1% of sales, compared to 25.7% of sales for the same period last year. This 340 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 6.7% higher compared to last year's first fiscal quarter. As a percentage of sales, ME&A expenses were down slightly to 20.5% of sales versus 21.0% of sales in the first quarter of fiscal 2005. The overall increase can be attributed to (1) the year-over-year increase in salary and wage costs, and (2) increased professional service and external consulting fees related to the internal control requirements of Section 404 of Sarbanes-Oxley.

Interest expense of $0.3 million for the quarter was up over 40% versus last year's first fiscal quarter. The increase can be attributed to higher borrowing levels, as well as an overall increase in interest rates versus the prior year. For the first quarter of fiscal 2005, the interest rate on the Company's revolving credit facility was in the range of 2.4% to just under 3.0%, whereas for the first quarter of fiscal 2006 the range was 4.4% to just under 5.0%.

The consolidated income tax rate was lower than a year ago primarily due to
(1) the impact of certain business restructuring activities undertaken in the fourth quarter of fiscal 2005, which will allow the Company to utilize previously unutilized foreign tax credits and (2) changes in the mix of foreign versus domestic earnings.



Financial Condition, Liquidity and Capital Resources

Comparison between September 30, 2005 and June 30, 2005

As of September 30, 2005, the Company had net working capital of $52.3 million, which represents an increase of $8.7 million from the net working capital of $43.6 million as of June 30, 2005.

Cash and cash equivalents decreased $2.1 million, or approximately 18%, to $9.5 million as of September 30, 2005. The majority of the cash and cash equivalents as of September 30, 2005 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $34.2 million were down $3.6 million versus last fiscal year-end. The net change is consistent with the sales volume experienced in the fourth fiscal quarter of the prior fiscal year versus the first fiscal quarter of fiscal 2006.

Net inventory increased by $4.9 million versus June 30, 2005 to $53.3 million. The majority of the increase came at the Company's domestic manufacturing location, where a significant increase in the order rate has been experienced. As compared to June 30, 2005, the Company's domestic operations saw a 37% increase in its order backlog, including a 19% increase in orders to be shipped in the next six months. On a consolidated basis, as of September 30, 2005, the Company's backlog of orders to be shipped over the next six months approximates $74.7 million, up 15% since the year began and up 37% compared with the same period a year ago.

Net property, plant and equipment (PP&E) decreased $0.4 million versus June 30, 2005. This includes the addition of $1.3 million in capital expenditures, primarily at the Company's Racine-based manufacturing operation, which was more than offset by depreciation. In total, the Company expects to invest more than $10 million in capital assets in fiscal 2006. This compares to just over $12 million in fiscal 2005. The Company's capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world.

Accounts payable of $15.9 million were down 27% from June 30, 2005.

Total borrowings, notes payable and long-term debt, as of September 30, 2005 increased by $4.9 million, or 23%, to $26.3 million versus June 30, 2005. This increase is primarily attributable to increased working capital requirements, primarily inventory driven, due to significant increased sales and order activities. In addition, the Company made pension contributions of nearly $2 million in the quarter, a $2.3 million payment on a nearly $3 million flexible machining system capitalized in fiscal 2005, and the payment of fiscal 2005 incentive bonuses. In fiscal 2006, the Company expects to make pension contributions of just under $4.5 million, compared to just over $8.1 million in fiscal 2005.

Total shareholders' equity increased by $2.5 million to a total of $69.4 million. Retained earnings increased by $2.0 million. The net increase in retained earnings included $2.5 million in net earnings reported year-to-date, offset by $0.5 million in dividend payments. Net unfavorable foreign currency translation of $0.3 million was reported as the U.S. Dollar strengthened against the Euro and Asian currencies during the first three months. Accounting for the balance of the change, treasury stock decreased nearly $0.8 million from the prior fiscal year-end due to the exercising of stock options in the first three months of fiscal 2006.

The Company's balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. As of September 30, 2005, the Company had outstanding available borrowing under its revolving line of credit of $16.1 million. Furthermore, the Company has over $9.5 million in cash and cash equivalents at its subsidiaries around the world. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):


                                       Less than      1-3       3-5     After 5
Contractual Obligations      Total      1 year       Years     Years     Years


Short-term debt            $ 3,135     $ 3,135

Revolver borrowing         $18,875                 $18,875

Long-term debt             $ 4,251     $ 2,849     $ 1,402

Operating leases           $ 8,535     $ 2,449     $ 2,951    $2,071    $1,064

Total obligations          $34,796     $ 8,433     $23,228    $2,071    $1,064



New Accounting Releases

During December 2004, the Financial Accounting Standards Board ("FASB") issued FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP
FAS 109-2"), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the "Jobs Act") on enterprises' income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP FAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we are not in a position to decide on whether, or to what extent, we might repatriate foreign earnings under the provision of the Jobs Act. However, we expect to be in a position to finalize our assessment by June 2006. It is not expected that this will have a significant impact on the Company's financial statements.

In May of 2005, the FASB issued SFAS No. 154 "Accunting Changes and Error Corrections - a replacment of APB Opinion No. 20 and FASB Statement No. 3". This statement requires retrospective appilication to prior periods' financial statements of changes in accounting principle, where practicable. The adoption of this statement is not expected to have a significant impact on the Company's financial statements.

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

Twin Disc's significant accounting policies are described in Note A in the Notes to Consolidated Financial Statements in the Annual Report for June 30, 2005. There have been no significant changes to those accounting policies subsequent to June 30, 2005.

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

Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2007, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional "Add-On", between 1% and 2.75%, depending on the Company's Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 30, 2005 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $94,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 40% of the Company's revenues in the three months ended September 30, 2005 and 2004 were denominated in currencies other than the U.S. dollar. Of that total, approximately half was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2005 and 2004 was the Euro. At September 30, 2005 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $3,700,000 with a weighted average maturity of 49 days. The fair value of the Company's contracts was a gain of approximately $6,000 at September 30, 2005. At
June 30, 2005 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,153,000 with a weighted average maturity of 31 days. The fair value of the Company's contracts was a loss of approximately $56,000 at June 30, 2005.

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

Item 2.     Changes in Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 30, 2005, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated B The Accelerator 401(k) Savings Plan (the "Plan") the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. During the fiscal year ended June 30, 2005, 83 Plan participants allocated an aggregate of $153,000 toward this investment option. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, and, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2002, the Company filed a Form S-8 to register 100,000 shares of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

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

Item 6.      Exhibits and Reports on Form 8-K.

A Form 8-K was filed on July 19 regarding the restatement of earnings resulting from the change in the elimination of intercompany profit within inventory. A Form 8-K was filed on August 2 which included a press release announcing financial results for the fiscal 2005 fourth quarter, along with disclosure on executive compensation agreements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


  November 14, 2005                       /S/ JEFFREY S. KNUTSON
  -----------------------                 ---------------------------
          (Date)                          Jeffrey S. Knutson
                                          Corporate Controller
					  Chief Accounting Officer