Form 10-Q
period 2005-12-31
TWIN DISC INC
filed 2006-02-13
CIK 100378

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON
                                   Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended December 31, 2005       Commission File Number  1-7635


                              TWIN DISC, INCORPORATED


             (Exact name of registrant as specified in its charter)

         Wisconsin                                            39-0667110
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                            Identification No.)

1328 Racine Street, Racine, Wisconsin                                53403
(Address of principal executive offices)                          (Zip  Code)

Registrant's telephone number, including area code            (262)  638-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer __   Accelerated Filer __   Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).			Yes	    No  X .

At January 31, 2006, the registrant had 2,904,044 shares of its common stock outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

                                               December 31      June 30
                                                   2005           2005
                                                   ----           ----
    Assets
    Current assets:
      Cash and cash equivalents                  $ 11,493        $ 11,614
      Trade accounts receivable, net               33,623          37,751
      Inventories, net                             54,778          48,481
      Deferred income taxes                         6,944           5,514
      Other                                         2,437           3,423

          Total current assets                    109,275         106,783

    Property, plant and equipment, net             38,771          40,331
    Goodwill                                       12,591          12,854
    Deferred income taxes                          14,680          16,230
    Other assets                                    9,026           9,097

                                                 $184,343        $185,295
    Liabilities and Shareholders' Equity
    Current liabilities:
      Notes payable                              $    831        $  3,522
      Current maturities of long-term debt          2,854           2,849
      Accounts payable                             17,897          21,746
      Accrued liabilities                          32,085          35,050

          Total current liabilities                53,667          63,167

    Long-term debt                                 21,631          14,958
    Accrued retirement benefits                    38,639          39,680

                                                  113,937         117,805

    Minority Interest                                 527             591

    Shareholders' Equity:
      Common stock                                 11,518          11,450
      Retained earnings                            93,277          89,316
      Accumulated other comprehensive loss        (19,478)        (17,567)

                                                   85,317          83,199
      Less treasury stock, at cost                 15,438          16,300

          Total shareholders' equity               69,879          66,899

                                                 $184,343        $185,295

The notes to consolidated financial statements are an integral part of this statement.




TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data, Unaudited)

                                   Three Months Ended       Six Months Ended
                                       December 31             December 31
                                    2005       2004         2005       2004
                                    ----       ----         ----       ----
Net sales                          $57,051   $54,731     $106,628   $100,113
Cost of goods sold                  41,028    40,793       76,201     74,523
                                    16,023    13,938       30,427     25,590
Marketing, engineering and

  administrative expenses           11,489    11,261       21,637     20,770
Interest expense                       399       291          715        510
Other expense (income),net             (47)      185         (101)       141
                                    11,841    11,737       22,251     21,421

Earnings before income taxes
  and minority interest              4,182     2,201        8,176      4,169
Income taxes                         1,671     1,045        3,137      1,911

Earnings before minority
  interest                           2,511     1,156        5,039      2,258
Minority interest                      (22)      (43)         (65)       (68)

     Net earnings                  $ 2,489   $ 1,113      $ 4,974     $2,190

Dividends per share                $ 0.175   $ 0.175      $  0.35    $  0.35

Earnings per share data:
  Basic earnings per share         $  0.86   $  0.39     $  1.73     $  0.77
  Diluted earnings per share       $  0.84   $  0.38     $  1.70     $  0.76

Shares outstanding data:
  Average shares outstanding         2,888     2,859        2,877      2,848
  Dilutive stock options                62        48           57         47

  Diluted shares outstanding         2,950     2,907        2,934      2,895

Comprehensive income:
  Net earnings                     $ 2,489   $ 1,113     $  4,974    $ 2,190
  Foreign currency translation
    adjustment                      (1,636)    5,353       (1,911)     5,582

  Comprehensive income             $   853   $ 6,466      $ 3,063    $ 7,772

The notes to consolidated financial statements are an integral part of this statement.



TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

                                                     Six Months Ended
                                                        December 31,
                                                     2005          2004
                                                     ----          ----
Cash flows from operating activities:
  Net earnings                                     $ 4,974       $ 2,190
  Adjustments to reconcile net earnings to
    net cash used by operating activities:
      Depreciation and amortization                  2,721         2,552
      Net change in working capital,
        excluding cash                              (9,146)       (4,722)

                                                    (1,451)           20
Cash flows from investing activities:
   Acquisitions of fixed assets                     (2,089)       (3,809)
   Proceeds from sale of fixed assets		        16            31

                                                    (2,073)       (3,778)
Cash flows from financing activities:
  Decrease in notes payable                         (2,517)         (269)
  Proceeds from long-term debt                       6,813         3,325
  Proceeds from exercise of stock options              731           957
  Purchase of treasury stock                          (206)            -
  Dividends paid                                    (1,013)       (1,005)

                                                     3,808         3,008

Effect of exchange rate changes on cash               (405)          537

Net change in cash and cash equivalents               (121)         (213)

Cash and cash equivalents:
  Beginning of period                               11,614         9,127

  End of period                                    $11,493       $ 8,914


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

B.     Inventory

       The major classes of inventories were as follows (in thousands):

                                          December 31,       June 30,
                                              2005             2005
                                              ----             ----
        Inventories:
   		Finished parts               $37,627         $35,591
   		Work in process               11,289           7,565
   		Raw materials                  5,862           5,325

                                             $54,778         $48,481


C.     Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three and six months periods ended December 31, 2005 and 2004 (in thousands).





                                       Three Months Ended      Six Months Ended

                                           December 31,           December 31,
                                       2005          2004      2005        2004
                                       ----          ----      ----        ----
Beginning reserve balance            $6,437        $6,658    $6,679      $6,478
Current period expense                  939           835     1,775       2,052
Payments or credits to customers        862         1,186     1,915       2,243
Translation				(57)          413	(82)	    433

Reserve balance, end of period       $6,457        $6,720    $6,457      $6,720


D.     Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company's results of operations or financial position.

E.    Business Segments

Information about the Company's segments is summarized as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                      December 31             December 31
                                    2005       2004        2005        2004
                                    ----       ----        ----        ----
Manufacturing segment sales       $54,106    $53,239     $98,511     $94,038
Distribution segment sales         19,460     15,900      38,911      31,368
Inter/Intra segment sales         (16,515)   (14,408)    (30,794)    (25,293)

Net sales                         $57,051    $54,731    $106,628    $100,113

Manufacturing segment earnings    $ 4,601    $ 3,034    $  8,354    $  5,160
Distribution segment earnings       1,595      1,024       3,640       2,360
Inter/Intra segment loss           (2,014)    (1,857)     (3,818)     (3,351)

Earnings before income taxes
  and minority interest           $ 4,182    $ 2,201    $  8,176    $  4,169

                                       December 31,                June 30,
                                           2005                      2005
Assets                                     ----                      ----
Manufacturing segment assets             $198,507                  $170,782
Distribution segment assets                37,816                    33,356
Corporate assets and elimination
  of inter-company assets                 (51,980)                  (18,843)


                                         $184,343                  $185,295


F.      Stock Option Plans

In July 2005, the Company adopted Financial Accounting Standard No. 123(R) "Share Based Payment" (FAS 123R). This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. No options were granted in the first and second quarters of fiscal 2006 or 2005. All options outstanding were 100% vested at the adoption of this statement, therefore no compensation cost has been recognized in the condensed consolidated statements of operations.

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

				  Three Months Ended     Six Months Ended
                                    December 31,          December 31,

                                         2004                2004
                                         ----                ----
Net earnings
     As reported                      $ 1,113            $  2,190
     Pro forma                          1,113	            2,190
Basic earnings per share
     As reported                      $  0.39            $   0.77
     Pro forma                           0.39	             0.77

Diluted earnings per share
     As reported                      $  0.38            $   0.76
     Pro forma                           0.38                0.76


In fiscal 2006 and 2005, the Company granted 32,850 and 31,500 performance stock awards, respectively, to various employees of the Company, including executive officers. The stock awards will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal years ending June 30, 2007 and 2008. The fair-value of the performance shares is based on the closing trading value of the Company's stock on the date of grant. The fair value of the stock awards is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the six months ended December 31, 2005 and 2004, related to performance stock awards, approximated $336,000 and $0, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled. During fiscal 2006 and 2005, the Company granted 0 and 4,800 service based restricted shares to employees. There were 15,700 and 30,300 unvested shares outstanding at December 31, 2005 and 2004, respectively. Compensation expense of $68,000 and $97,000 was recognized during the six months ended December 31, 2005 and 2004, respectively, related to these service-based awards. Compensation expense of $23,000 and $55,000 was recognized during the three months ended December 31, 2005 and 2004, respectively, related to these service-based awards.


G. Periodic Benefit Cost

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides health care and life insurance benefits for certain domestic retirees. Components of Net Periodic Benefit Cost for the defined benefit pension plans and other post-retirement benefit plan are as follows(in thousands):

                                        Three Months Ended     Six Months Ended
                                            December 31,          December 31,
				        2005          2004     2005        2004
                                        ----          ----     ----        ----
Pension Benefits:
   Service cost			      $  292	    $  301    $  574    $  588
   Interest cost		       1,744	     1,799     3,475	 3,579
   Expected return on plan assets     (1,955)	    (1,837)   (3,900)   (3,658)
   Amortization of prior service cost   (156)	      (149)     (311)     (297)
   Amortization of transition obligation  16	        18        27	    28
   Amortization of net loss	         964	       995     1,926     1,988
	Net periodic benefit cost     $  905        $1,127    $1,791    $2,228


Postretirement Benefits:
   Service cost		              $   18        $   13    $   36    $   26
   Interest cost		         352           418       703	   836
   Amortization of net actuarial loss     86	       164       172	   328
   	Net periodic benefit cost     $  456	    $  595    $  911	$1,190


The Company previously disclosed in its financial statements for the year ended June 30, 2005, that it expected to contribute $4,457,000 to its pension plan in fiscal 2006. As of December 31, 2005, $2,442,000 of contributions have been made.


Item 2.   Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes.

Results of Operations

Comparison of the Second Quarter of FY 2006 with the Second Quarter of FY 2005

Net sales for the second quarter improved 4.4%, or $2.4 million, to $57.1 million from $54.7 million in the same period a year ago. The year-over-year improvement came in a number of the Company's product markets. The Company's North American manufacturing and distribution operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company's military transmissions were up significantly. Sales of marine transmissions for commercial applications also saw significant year-over-year improvement in sales and order activities. Compared to the second quarter of fiscal 2005, the Euro and Asian currencies weakened against the US dollar. The translation effect of this weakening on foreign operations was to decrease revenues by approximately $2 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up 1.6% versus the same period last year. Sales at our US domestic manufacturing location were up nearly 4%. As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions, and industrial products. Sales at our Belgian manufacturing location were down over 1% over the same period last year. However, on a local currency basis, sales were up nearly 10%. Our Italian and Swiss manufacturing operations saw modest increases versus the prior fiscal year's second quarter.

Our distribution segment experienced an increase of 22.4% in sales compared to the second quarter of fiscal 2005. The majority of this increase came from our distribution operations in Asia-Pacific and North America. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase in Asia-Pacific, while increased transmission and industrial product sales drove the growth in North America.

The elimination for net inter/intra segment sales increased $2.1 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales and order levels experienced by the Company in the second quarter.

Gross margin as a percentage of sales increased to 28.1% of sales, compared to 25.5% of sales for the same period last year. This 260 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 2.0% higher compared to last year's second fiscal quarter. As a percentage of sales, ME&A expenses were down slightly to 20.1% of sales versus 20.6% of sales in the second quarter of fiscal 2005. The overall increase can be attributed to (1) the year-over-year increase in salary and wage costs, and (2) increased professional service and external consulting fees related to the internal control requirements of Section 404 of Sarbanes-Oxley.

Interest expense of $0.4 million for the quarter was up 37% versus last year's second fiscal quarter. The increase can be attributed to higher borrowing levels, as well as an overall increase in interest rates versus the prior year. For the second quarter of fiscal 2005, the interest rate on the Company's revolving credit facility was in the range of 3.1% to just under 3.6%, whereas for the second quarter of fiscal 2006 the range was 5.1% to just under 5.6%.

The consolidated income tax rate was lower than a year ago primarily due to (1) the impact of certain business restructuring activities undertaken in the fourth quarter of fiscal 2005, which will allow the Company to utilize previously unutilized foreign tax credits and (2) changes in the mix of foreign versus domestic earnings.


Comparison of the First Six Months of FY 2006 with the First Six Months of
FY 2005

Net sales for the first six months of 2006 improved 6.5% to $106.6 million from $100.1 million in the same period a year ago. Consistent with the second quarter results, the year-over-year improvement for the first six months of the fiscal year came in a number of the Company's product markets. The Company's North American manufacturing and distribution operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company's military transmissions were up significantly. Sales of marine transmissions for commercial applications also saw significant year-over-year improvement in sales and order activities. Compared to the first six months of fiscal 2005, the Euro and Asian currencies weakened against the US dollar. The translation effect of this weakening on foreign operations was to decrease revenues by approximately $1.3 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up just under 5% versus the same period last year. Sales at our US domestic manufacturing location were up over 10%. As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions, and industrial products. Sales at our Belgian manufacturing location were down over 9% over the same period last year, primarily due to certain material shortages, critical equipment downtime encountered in the first quarter and the translation effect of a weakening Euro. The latter contributed to nearly two-thirds of the year-over-year decrease.

Our distribution segment experienced an increase of 24.0% in sales compared to the first six months of fiscal 2005. The majority of this increase came from our distribution operations in Asia-Pacific and North America. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase in Asia-Pacific, while increased transmission and industrial product sales drove the growth in North America.

The elimination for net inter/intra segment sales increased $5.5 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales and order levels experienced by the Company in the second quarter.

Gross margin as a percentage of sales increased to 28.5% of sales, compared to 25.6% of sales for the same period last year. This 290 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 4.2% higher compared to the first half of fiscal 2005. As a percentage of sales, ME&A expenses were down slightly to 20.3% of sales versus 20.7% of sales in the first six months of fiscal 2005. The overall dollar increase can be attributed to (1) the year-over-year increase in salary and wage costs, and (2) increased professional service and external consulting fees related to the internal control requirements of Section 404 of Sarbanes-Oxley.

Interest expense of $0.7 million for the six months was up 40% versus the same period last year. The increase can be attributed to higher borrowing levels, as well as an overall increase in interest rates versus the prior year. For the first six months of fiscal 2005, the interest rate on the Company's revolving credit facility was in the range of 2.6% to just under 3.6%, whereas for the first half of fiscal 2006 the range was 4.6% to just under 5.6%.

The consolidated income tax rate was lower than a year ago primarily due to (1) the impact of certain business restructuring activities undertaken in the fourth quarter of fiscal 2005, which will allow the Company to utilize previously unutilized foreign tax credits and (2) changes in the mix of foreign versus domestic earnings.


Financial Condition, Liquidity and Capital Resources

Comparison between December 31, 2005 and June 30, 2005

As of December 31, 2005, the Company had net working capital of $55.6 million, which represents an increase of $12.0 million from the net working capital of $43.6 million as of June 30, 2005.

Cash and cash equivalents decreased slightly (1%) to $11.5 million as of December 31, 2005. The majority of the cash and cash equivalents as of December 31, 2005 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $33.6 million were down $4.1 million versus last fiscal year-end. The net change is consistent with the sales volume experienced in the fourth fiscal quarter of the prior fiscal year versus the first and second fiscal quarters of fiscal 2006.

Net inventory increased by $6.3 million versus June 30, 2005 to $54.8 million. The majority of the increase came at the Company's domestic manufacturing location, where a significant increase in the order rate has been experienced. As compared to June 30, 2005, the Company's domestic operations saw a 48% increase in its order backlog, including a 18% increase in orders to be shipped in the next six months. On a consolidated basis, as of December 31, 2005, the Company's backlog of orders to be shipped over the next six months approximates $87.0 million, up 40% since the year began and up 60% compared with the same period a year ago.

Net property, plant and equipment (PP&E) decreased $1.6 million versus June 30, 2005. This includes the addition of $2.1 million in capital expenditures, primarily at the Company's Racine-based manufacturing operation, which was more than offset by depreciation. In total, the Company expects to invest more than $10 million in capital assets in fiscal 2006. The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year. This compares to just over $12 million in fiscal 2005. The Company's capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world.

Accounts payable as of December 31, 2005 of $17.9 million were down $3.8 million, or 18%, from June 30, 2005. Included in the June 30, 2005 balance were $2.7 million of outstanding payables related to a flexible machining system and grinding machine acquired at the Company's domestic manufacturing operation during the fourth quarter of the prior fiscal year.

Total borrowings, notes payable and long-term debt, as of December 31, 2005 increased by $4.0 million, or 19%, to $25.3 million versus June 30, 2005.
This increase is primarily attributable to increased working capital requirements, primarily inventory driven, due to significant increased sales and order activities. In addition, the Company made pension contributions of over $2.4 million in the first half of the year, a $2.3 million payment on a nearly $3 million flexible machining system capitalized in fiscal 2005, and the payment of fiscal 2005 incentive bonuses. In fiscal 2006, the Company expects to make pension contributions of just under $4.5 million, compared to just over $8.1 million in fiscal 2005.

Total shareholders' equity increased by $3.0 million to a total of $69.9 million. Retained earnings increased by $4.0 million. The net increase in retained earnings included $5.0 million in net earnings reported year-to-date, offset by $1.0 million in dividend payments. Net unfavorable foreign currency translation of $1.9 million was reported as the U.S. Dollar strengthened against the Euro and Asian currencies during the first six months. Accounting for the balance of the change, treasury stock decreased nearly $0.9 million from the prior fiscal year-end due to the exercising of stock options in the first six months of fiscal 2006.

The Company's balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. As of December 31, 2005, the Company had outstanding available borrowing under its revolving line of credit of $16.5 million. Furthermore, the Company has over $11.5 million in cash and cash equivalents at its subsidiaries around the world. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

The Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):



                                      Less than      1-3      3-5     After 5
                            Total      1 year       Years    Years     Years
Contractual Obligations

Short-term debt           $   831     $   831

Revolver borrowing        $18,500                 $18,500

Long-term debt            $ 5,985     $ 2,854     $ 2,373   $  758

Operating leases          $ 8,535     $ 2,449     $ 2,951   $2,071    $1,064

Total obligations         $33,851     $ 6,134     $23,824   $2,829    $1,064


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

Interest rate risk - The Company's earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2007, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional "Add-On", between 1% and 2.75%, depending on the Company's Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 31, 2005 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $103,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 40% of the Company's revenues in the three months and six months ended December 31, 2005 and 2004 were denominated in currencies other than the U.S. dollar. Of that total, approximately 55% was denominated in euros with the balance composed of Japanese yen and the Australian and

Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders' equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2006 and 2005 was the Euro. At December 31, 2005 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $3,000,000 with a weighted average maturity of 53 days. The fair value of the Company's contracts was a loss of approximately $55,000 at December 31, 2005. At June 30, 2005 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,153,000 with a weighted average maturity of 31 days. The fair value of the Company's contracts was a loss of approximately $56,000 at June 30, 2005.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended December 31, 2005, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by
Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

                                           (c) Total Number     (d) Maximum
                                               of Shares       Number of Shares
             (a) Total         (b)         Purchased as Part   that May Yet Be
             Number of       Average          of Publicly      Purchased Under
Period         Shares      Price Paid       Announced Plans     the Plans or
             Purchased      per Share         or Programs          Programs
October
1 - 31,         0              NA                101,514           98,486
2005

November
1 - 30,        790            39.15              102,304           97,696
2005

December
1 - 31,         0               NA               102,304           97,696
2005

Total          790



In April 1995, the Company authorized 100,000 shares to be purchased in a Stock Repurchase Program. In January 2002, the program was extended to authorize an additional 100,000 shares to be purchased. There is no expiration date for this program.


Item 4. 	Submission of Matters to a vote of Security Holders

At the Annual Meeting of Shareholders held October 21, 2005, the number of votes cast for, against or abstentions with respect to each matter were as follows:

1. Election of Directors

a) To serve until Annual Meeting in 2008:

Michael E. Batten	For:	2,404,840	Authority Withheld:	122,709
David A. Swift		For:	2,403,571	Authority Withheld:	123,978
David R. Zimmer	        For:	2,227,421	Authority Withheld:	300,128

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

Item 6.      Exhibits.

31a	Certfication of Chief Executive Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.

31b Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32a	Certification of Chief Executive Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

32b	Certification of Chief Financial Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TWIN DISC, INCORPORATED
                                                (Registrant)


  February 8, 2006                        /S/JEFFREY S. KNUTSON
  -----------------------                 ---------------------------
          (Date)                          Jeffrey S. Knutson
                                          Corporate Controller
                                          Chief Accounting Officer