Form 10-Q
period 2006-03-31
TWIN DISC INC
filed 2006-05-11
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer __     Accelerated Filer __     Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X .

At April 30, 2006, the registrant had 5,813,188 shares of its common stock outstanding.

		PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

		TWIN DISC, INCORPORATED
		CONDENSED CONSOLIDATED BALANCE SHEETS
		(In Thousands, Unaudited)
		March 31,	June 30,
		2006	2005

	Assets
	Current assets:
	Cash and cash equivalents	$ 9,764	$ 11,614
	Trade accounts receivable, net	37,797	37,751
	Inventories, net	55,398	48,481
	Deferred income taxes	7,289	5,514
	Other	4,572	6,165

	Total current assets	114,820	109,525

	Property, plant and equipment, net	38,958	40,331
	Goodwill	12,624	12,854
	Deferred income taxes	14,664	16,230
	Other assets	9,243	9,097

		$190,309	$188,037
	Liabilities and Shareholders' Equity
	Current liabilities:
	Notes payable	$ -	$ 3,522
	Current maturities of long-term debt	2,856	2,849
	Accounts payable	19,582	21,746
	Accrued liabilities	38,568	37,792

	Total current liabilities	61,006	65,909

	Long-term debt	15,739	14,958
	Accrued retirement benefits	38,932	39,680
	Other long-term liablilities	130	-

		115,807	120,547

	Minority Interest	541	591

	Shareholders' Equity:
	Common stock	11,509	11,450
	Retained earnings	96,544	89,316
	Accumulated other comprehensive loss	(18,908)	(17,567)

		89,145	83,199
	Less treasury stock, at cost	15,184	16,300

	Total shareholders' equity	73,961	66,899

		$190,309	$188,037

The notes to condensed consolidated financial statements are an integral part of this statement.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended			Nine Months Ended
	March	31,		March 31,
	2006	2005	2006	2005

Net sales	$64,125	$56,436	$170,753	$156,549
Cost of goods sold	44,219	41,761	120,420	116,284
	19,906	14,675	50,333	40,265
Marketing, engineering and
administrative expenses	13,153	11,227	34,790	31,997
Interest expense	421	304	1,136	814
Other expense (income),net	34	181	(67)	322

	13,608	11,712	35,859	33,133

Earnings before income taxes
and minority interest	6,298	2,963	14,474	7,132
Income taxes	2,445	1,388	5,582	3,300

Earnings before minority
interest	3,853	1,575	8,892	3,832
Minority interest	(34)	4	(99)	(64)

Net earnings	$3,819	1,579	$8,793	$3,768

Dividends per share	$ 0.0950	0.0875	$0.2700	$0.2625

Earnings per share data:
Basic earnings per share	$0.66	0.27	$1.53	$0.66
Diluted earnings per share	$0.64	0.27	$1.49	$0.65

Shares outstanding data:
Average shares outstanding	5,775	5,754	5,760	5,715
Dilutive stock options	148	103	129	96

Diluted shares outstanding	5,923	5,857	5,889	5,811

Comprehensive income:
Net earnings	$3,819	1,579	8,793	$3,768
Foreign currency translation
adjustment	570	(1,338)	(1,341)	4,244

Comprehensive income	$4,389	241	7,452	$8,012

The notes to condensed consolidated financial statements are an integral part of this statement.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net earnings	$ 8,793	$ 3,768
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	4,109	3,946
Net change in working capital,
excluding cash	(7,525)	(4,808)

	5,377	2,906
Cash flows from investing activities:
Acquisitions of fixed assets	(3,560)	(5,977)
Proceeds from sale of fixed assets	73	69

	(3,487)	(5,908)
Cash flows from financing activities:
Payments on debt and notes payable	(5,107)	(274)
Proceeds from long-term debt	2,671	2,349
Proceeds from exercise of stock options	819	1,215
Purchase of treasury stock	(206)	-
Dividends paid	(1,565)	(1,514)

	(3,388)	1,776

Effect of exchange rate changes on cash	(352)	678

Net change in cash and cash equivalents	(1,850)	(548)

Cash and cash equivalents:
Beginning of period	11,614	9,127

End of period	$9,764	$ 8,579

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

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. This reclassification had no impact on the Company’s Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows.

B.	Inventory

The major classes of inventories were as follows (in thousands):

		March 31,	June 30,
		2006	2005

	Inventories:
	Finished parts	$37,327	$35,591
	Work in process	12,188	7,565
	Raw materials	5,883	5,325

		$55,398	$48,481

C.	Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three and nine month periods ended March 31, 2006 and 2005 (in thousands).

		Three Months Ended		Nine Months Ended
		March 31,		March 31,
		2006	2005	2006	2005

Beginning reserve balance		$6,457	$6,720	$6,679	$6,478
Current period expense		1,037	1,107	2,813	3,159
Payments or credits to customers		861	1,136	2,777	3,379
Translation		84	(188)	2	245

Reserve balance, end of period		$6,717	$6,503	$6,717	$6,503

D.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

E. Business Segments

Information about the Company's segments is summarized as follows (in thousands):

		Three Months Ended		Nine Months Ended
		March 31,		March	31,
		2006	2005	2006	2005

	Manufacturing segment sales	$59,203	$53,453	$157,714	$147,490
	Distribution segment sales	19,585	16,975	58,496	48,343
	Inter/Intra segment sales	(14,663)	(13,992)	(45,457)	(39,284)

	Net sales	$64,125	$56,436	$170,753	$156,549

	Manufacturing segment earnings	$ 7,283	$ 3,020	$ 15,637	$8,181
	Distribution segment earnings	1,502	1,251	5,142	3,611
	Inter/Intra segment loss	(2,487)	(1,308)	(6,305)	(4,660)

	Earnings before income taxes
	and minority interest	$ 6,298	$ 2,963	$ 14,474	$ 7,132

		March 31,		June 30,
	Assets	2006		2005

	Manufacturing segment assets	$201,094		$170,782
	Distribution segment assets	36,915		33,356
	Corporate assets and elimination
	of inter-company assets	(47,700)		(16,101)

		$190,309		$188,037

F.	Stock Option Plans

In July 2005, the Company adopted Financial Accounting Standard No. 123(R) “Share Based Payment” (FAS 123R). This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. 3,600 stock options were granted during fiscal 2006. No options were granted in fiscal 2005. All options are 100% vested at the date options are issued. Compensation cost of $19,000 has been recognized in the condensed consolidated statements of operations for fiscal 2006. There was no compensation cost recognized in fiscal 2005.

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

	Three Months Ended	Nine Months Ended
	March 31,	March 31,

	2005	2005
Net earnings
As reported	$1,579	$3,768
Pro forma	1,579	3,768
Basic earnings per share
As reported	$0.27	$0.66
Pro forma	0.27	0.66

Diluted earnings per share
As reported	$0.27	$0.65
Pro forma	0.27	0.65

In fiscal 2006, the Company granted 47,510 performance stock unit award grants to various employees of the Company, including executive officers. The stock unit awards will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal year ending June 30, 2008. If such objective is met, the employees will receive a cash payment equal to the number of units multiplied by the fair-value of the Company’s common stock as of June 30, 2008. The performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the stock unit awards is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three and nine months ended March 31, 2006, related to the performance stock unit award grants, approximated $130,000.

In fiscal 2006 and 2005, the Company granted 66,700 and 63,000 performance stock awards, respectively, to various employees of the Company, including executive officers. The stock awards will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal years ending June 30, 2007 and 2008. The fair-value of the performance shares is based on the closing trading value of the Company’s stock on the date of grant. The fair value of the stock awards is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the nine months ended March 31, 2006 and 2005, related to performance stock awards, approximated $502,000 and $0, respectively. Compensation expense of $166,000 and $0 was recognized during the three months ended March 31, 2006 and 2005, respectively, related to these performance-based awards.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled. During fiscal 2006 and 2005, the Company granted 3,600 and 9,600 service based restricted shares to employees. There were 35,000 and 60,600 unvested shares outstanding at March 31, 2006 and 2005, respectively. Compensation expense of $112,000 and $150,000 was recognized during the nine months ended March 31, 2006 and 2005, respectively, related to these service-based awards. Compensation expense of $44,000 and $53,000 was recognized during the three months ended March 31, 2006 and 2005, respectively, related to these service-based awards.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Pension Benefits:
Service cost	$293	$301	$ 867	$ 889
Interest cost	1,745	1,799	5,219	5,378
Expected return on plan assets	(1,956)	(1,837)	(5,856)	(5,495)
Amortization of prior service cost	(156)	(149)	(467)	(446)
Amortization of transition obligation	16	18	43	46
Amortization of net loss	964	995	2,891	2,983
Net periodic benefit cost	$906	$1,127	$2,697	$3,355

Postretirement Benefits:
Service cost	$18	$13	$ 54	$39
Interest cost	352	418	1,055	1,254
Amortization of net actuarial loss	86	164	258	492
Net periodic benefit cost	$456	$595	$1,367	$1,785

The Company previously disclosed in its financial statements for the year ended June 30, 2005, that it expected to contribute $4,457,000 to its pension plan in fiscal 2006. As of March 31, 2006, $2,990,000 of contributions have been made.

H. Stock Split

In January 2006, the Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock. The split was issued on March 31, 2006 to shareholders of record at the close of business on March 10, 2006. The split increased the number of shares outstanding to approximately 5.8 million from approximately 2.9 million. The Consolidated Financial

Statements and Notes thereto, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

I. Subsequent Event

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”). Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).

The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive. The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement. In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.

The Note Agreement includes certain financial covenants regarding minimum net worth, minimum EBITDA and a maximum Total Funded Debt to EBITDA ratio. The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness, the disposition of assets outside the ordinary course of business, the payment of dividends or other distributions or the making of certain other restricted payments, and the amount of capital expenditures made by Twin Disc in any fiscal year; however, the Company may pay cash dividends of up to $3,000,000 in any rolling four-quarter period, and may purchase or redeem up to $2,500,000 of outstanding capital stock in any rolling four-quarter period, so long as no Default or Event of Default (as defined in the Note Agreement) exists or would be created by such payments. The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000. Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

As a condition to the acquisition of the Notes, the Company entered into an amendment to that certain Loan Agreement, dated as of December 19, 2002, between the Company and M&I Marshall & Ilsley Bank (“M&I”), as amended, in which amendment M&I consented to the Company entering into the Note Agreement.

Item 2. Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements and related notes.

Results of Operations

Comparison of the Third Quarter of FY 2006 with the Third Quarter of FY 2005

Net sales for the third quarter improved 13.6%, or $7.7 million, to $64.1 million from $56.4 million in the same period a year ago. The year-over-year improvement came in a number of the Company’s product markets. The Company’s North American manufacturing and distribution operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company’s military transmissions were up significantly. Sales of marine transmissions for commercial applications also saw significant year-over-year improvement in sales and order activities. Compared to the third quarter of fiscal 2005, the Euro and Asian currencies weakened against the US dollar. The translation effect of this weakening on foreign operations was to decrease revenues by approximately $2 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up 10.8% versus the same period last year. Sales at our US domestic manufacturing location were up nearly 24%. As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions, and industrial products. Sales at our Belgian manufacturing location were down 9.2% over the same period last year, primarily due to certain material shortages, critical equipment downtime encountered in the first and second quarters and the translation effect of a weakening Euro. The latter contributed to nearly two-thirds of the year-over-year decrease. Our Italian manufacturing operations saw a 17.5% decrease in sales compared to fiscal 2005’s third quarter. Nearly all of this decrease can be attributed to the translation effect of a weakening Euro versus the third quarter of last fiscal year.

Our distribution segment experienced an increase of 15.4% in sales compared to the third quarter of fiscal 2005. The majority of this increase came from our distribution operations in North America and Asia-Pacific. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase in Asia-Pacific, while increased transmission and industrial product sales drove the growth in North America.

The elimination for net inter/intra segment sales increased $0.7 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales and order levels experienced by the Company in the third quarter.

Gross margin as a percentage of sales increased to 31.0% of sales, compared to 26.0% of sales for the same period last year. This 500 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 17.2% higher compared to last year’s third fiscal quarter. As a percentage of sales, ME&A expenses were up slightly to 20.5% of sales versus 19.9% of sales in the third quarter of fiscal 2005. The overall increase can be attributed to (1) the year-over-year increase in salary and wage costs, (2) increased professional service and external consulting fees related to the internal control requirements of Section 404 of Sarbanes-Oxley, and (3) additional bonus and stock-based compensation expense.

Interest expense of $0.4 million for the quarter was up 38.5% versus last year’s third fiscal quarter. The increase can be attributed to higher borrowing levels, as well as an overall increase in interest rates versus the prior year. For the third quarter of fiscal 2005, the interest rate on the Company’s revolving credit facility was in the range of 3.65% to just under 4.0%, whereas for the third quarter of fiscal 2006 the range was 5.64% to just under 5.9% .

The consolidated income tax rate was lower than a year ago primarily due to (1) the impact of certain business restructuring activities undertaken in the fourth quarter of fiscal 2005, which will allow the Company to utilize previously unutilized foreign tax credits and (2) changes in the mix of foreign versus domestic earnings.

Comparison of the First Nine Months of FY 2006 with the First Nine Months of FY 2005

Net sales for the first nine months of 2006 improved 9.1% to $170.8 million from $156.5 million in the same period a year ago. Consistent with the third quarter results, the year-over-year improvement for the first nine months of the fiscal year came in a number of the Company’s product markets. The Company’s North American manufacturing and distribution operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company’s military transmissions were up significantly. Sales of marine transmissions for commercial applications also saw significant year-over-year improvement in sales and order activities. Compared to the first nine months of fiscal 2005, the Euro and Asian currencies weakened against the US dollar. The translation effect of this weakening on foreign operations was to decrease revenues by approximately $3.3 million versus the prior year, before eliminations.

Sales at our manufacturing operations were up just under 6.9% versus the same period last year. Sales at our US domestic manufacturing location were up over 15.2% . As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions, and industrial products. Sales at our Belgian manufacturing location were down over 9.1% over the same period last year, primarily due to certain material shortages, critical equipment downtime encountered in the first and second quarters and the translation effect of a weakening Euro. The latter contributed to over half of the year-over-year decrease.

Our distribution segment experienced an increase of 21.0% in sales compared to the first nine months of fiscal 2005. The majority of this increase came from our distribution operations in Asia-Pacific and North America. Sales growth in our commercial and pleasure craft marine transmission product lines primarily drove the increase in Asia-Pacific, while increased transmission and industrial product sales drove the growth in North America.

The elimination for net inter/intra segment sales increased $6.2 million, accounting for the remainder of the net change in sales versus the same period last year. This increase was consistent with the overall increase in sales and order levels experienced by the Company in the third quarter.

Gross margin as a percentage of sales increased to 29.5% of sales, compared to 25.7% of sales for the same period last year. This 380 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 8.7% higher compared to the first nine months of fiscal 2005. As a percentage of sales, ME&A expenses were flat compared to the first nine months of fiscal 2005 at 20.4% . The overall dollar increase can be attributed to (1) the year-over-year increase in salary and wage costs, (2) increased professional service and external consulting fees related to the internal control requirements of Section 404 of Sarbanes-Oxley, and (3) additional bonus and stock-based compensation expense.

Interest expense of $1.1 million for the first nine months was up 39.6% versus the same period last year. The increase can be attributed to higher borrowing levels, as well as an overall increase in interest rates versus the prior year. For the first nine months of fiscal 2005, the interest rate on the Company’s revolving credit facility was in the range of 2.6% to just under 4.0%, whereas for the first nine months of fiscal 2006 the range was 4.6% to just under 5.9% .

The consolidated income tax rate was lower than a year ago primarily due to (1) the impact of certain business restructuring activities undertaken in the fourth quarter of fiscal 2005, which will allow the Company to utilize previously unutilized foreign tax credits and (2) changes in the mix of foreign versus domestic earnings.

Financial Condition, Liquidity and Capital Resources

Comparison between March 31, 2006 and June 30, 2005

As of March 31, 2006, the Company had net working capital of $53.8 million, which represents an increase of $10.2 million from the net working capital of $43.6 million as of June 30, 2005.

Cash and cash equivalents decreased nearly 15.9% to $9.8 million as of March 31, 2006. The majority of the cash and cash equivalents as of March 31, 2006 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $37.8 million were flat to last fiscal year-end. The net change in foreign exchange rates since June 30, 2005 resulted in a translation effect decrease of $1.5 million. Adjusted for this impact, the net change is consistent with the sales volume experienced in the fourth fiscal quarter of the prior fiscal year versus the third fiscal quarter of fiscal 2006.

Net inventory increased by $6.9 million versus June 30, 2005 to $55.4 million. The majority of the increase came at the Company’s domestic manufacturing location, where a significant increase in the order rate has been experienced. As compared to June 30, 2005, the Company’s domestic operations saw a 92% increase in its order backlog, including a 40% increase in orders to be shipped in the next six months. On a consolidated basis, as of March 31, 2006, the Company’s backlog of orders to be shipped over the next six months approximates $88.5 million, up 36.6% since the year began and up 35.0% compared with the same period a year ago.

Net property, plant and equipment (PP&E) decreased $1.4 million versus June 30, 2005. This includes the addition of $3.6 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation. In total, the Company expects to invest between $9 and $10 million in capital assets in fiscal 2006. The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year. This compares to just over $12 million in fiscal 2005. The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world.

Accounts payable as of March 31, 2006 of $19.6 million were down $2.2 million, or 10.1%, from June 30, 2005. Included in the June 30, 2005 balance were $2.7 million of outstanding payables related to a flexible machining system and grinding machine acquired at the Company’s domestic manufacturing operation during the fourth quarter of the prior fiscal year. In adddition, the net change in foreign exchange rates since June 30, 2005 had a net translation effect that reduced payables by $0.4 million.

Total borrowings, notes payable and long-term debt, as of March 31, 2006 decreased by $2.7 million, or 12.8%, to $18.6 million versus June 30, 2005. This decrease was driven by increased cash flow from operating activities, reduced capital expenditures and a reduction in cash and cash equivalents. Notes payable decreased $3.5 million to $0 at March 31, 2006, primarily due to the fact that the debt related to the construction of our new manufacturing facility in Switzerland was replaced with long-term notes. The Company’s domestic operations made pension contributions of nearly $3.0 million in the first nine months of the year, compared to $6.4 million in the first nine months of fiscal 2005. For fiscal 2006, the Company expects to make pension contributions of just under $4.5 million, compared to just over $8.1 million in fiscal 2005.

Total shareholders’ equity increased by $7.1 million to a total of $74.0 million. Retained earnings increased by $7.2 million. The net increase in retained earnings included $8.8 million in net earnings reported year-to-date, offset by $1.6 million in dividend payments. Net unfavorable foreign currency translation of $1.3 million was reported as the U.S. Dollar strengthened against the Euro and Asian currencies during the first nine months. Accounting for the balance of the change, treasury stock decreased nearly $1.1 million from the prior fiscal year-end due to the exercising of stock options in the first nine months of fiscal 2006.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. As of March 31, 2006, the Company had outstanding available borrowings under its $35 million revolving line of credit of over $23.3 million. Furthermore, the Company has over $9.7 million in cash and cash equivalents at its subsidiaries around the world. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

As of March 31, 2006, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years

Short-term debt	$0

Revolver borrowing	$11,750		$11,750

Long-term debt	$6,845	$2,856	$ 3,230	$ 759

Operating leases	$8,535	$2,449	$ 2,951	$2,071	$1,064

Total obligations	$27,130	$5,305	$17,931	$2,830	$1,064

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”). Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).

The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive. The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance

Amount as defined in the Note Agreement. In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.

The Note Agreement includes certain financial covenants regarding minimum net worth, minimum EBITDA and a maximum Total Funded Debt to EBITDA ratio. The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness, the disposition of assets outside the ordinary course of business, the payment of dividends or other distributions or the making of certain other restricted payments, and the amount of capital expenditures made by Twin Disc in any fiscal year; however, the Company may pay cash dividends of up to $3,000,000 in any rolling four-quarter period, and may purchase or redeem up to $2,500,000 of outstanding capital stock in any rolling four-quarter period, so long as no Default or Event of Default (as defined in the Note Agreement) exists or would be created by such payments. The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000. Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

As a condition to the acquisition of the Notes, the Company entered into an amendment to that certain Loan Agreement, dated as of December 19, 2002, between the Company and M&I Marshall & Ilsley Bank (“M&I”), as amended, in which amendment M&I consented to the Company entering into the Note Agreement.

New Accounting Releases

During December 2004, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”), which provides guidance on the accounting for the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act, which was signed into law on October 22, 2004, introduces relief on the potential income tax impact of repatriating foreign earnings and certain other provisions. FSP FAS 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Based on our analysis to date, we have determined that there is no benefit to the Company related to the repatriation provisions of the Jobs Act, and therefore the Company will not be repatriating foreign earnings for purposes of applying SFAS 109.

On March 30, 2005, FASB Interpretation (FIN) No. 47 “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” was issued. FIN 47 addresses the diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long lived assets when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is finalizing an analysis of FIN 47 and anticipates there will be an immaterial impact on the Company’s financial statements.

During February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB Statements No. 133 and 140”. This statement addresses the treatment of financial instruments that have embedded derivatives. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, and is not expected to have a significant impact on the Company’s financial statements.

During March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets – An Amendment of FASB Statement No. 140”. This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in a variety of identified situations. This statement is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, and is not expected to have a significant impact on the Company’s financial statements.

Critical Accounting Policies

The preparation of this Quarterly Report requires management’s judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2005. There have been no significant changes to those accounting policies subsequent to June 30, 2005.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2007, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 31, 2006 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $69,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 40% of the Company’s revenues in the three months and nine months ended March 31, 2006 and 2005 were denominated in currencies other than the U.S. dollar. Of that total, approximately 60% was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2006 and 2005 was the Euro. At March 31, 2006 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,500,000 with a weighted average maturity of 41 days. The fair value of the Company’s contracts was a gain of approximately $26,000 at March 31, 2006. At June 30, 2005 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,153,000 with a weighted average maturity of 31 days. The fair value of the Company’s contracts was a loss of approximately $56,000 at June 30, 2005.

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

(b) Changes in Internal Controls.

There were no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of such evaluation. However, in connection with the new rules, the Company has been engaged in the process of further reviewing and documenting its disclosure controls and procedures, including its internal accounting controls. The Company may from time to time make changes aimed at enhancing the effectiveness of its disclosure controls and procedures, including its internal controls, to ensure that the Company’s systems evolve with its business.

Part II.		OTHER INFORMATION
Item 1.	Legal Proceedings.

Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended March 31, 2006, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated B The Accelerator 401(k) Savings Plan (the “Plan”) the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. During the fiscal year ended June 30, 2005, 83 Plan participants allocated an aggregate of $153,000 toward this investment option. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, and, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2002, the Company filed a Form S-8 to register 200,000 shares (split adjusted) of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

Issuer Purchases of Equity Securities

			(d) Maximum
		(c) Total Number	Number of
(a) Total	(b)	of Shares	Shares that
Number of	Average	Purchased as Part	May Yet Be
Shares	Price Paid	of Publicly	Purchased
Purchased	per Share	Announced Plans	Under the
		or Programs	Plans or
			Programs

0	NA	204,608	195,392

0	NA	204,608	195,392

0	NA	204,608	195,392

0

In April 1995, the Company authorized 200,000 shares (split adjusted) to be purchased in a Stock Repurchase Program. In January 2002, the program was extended to authorize an additional 200,000 shares (split adjusted) to be purchased. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

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

TWIN DISC, INCORPORATED
(Registrant)

May 11, 2006	/S/JEFFREY S. KNUTSON
-----------------------	---------------------------
(Date)	Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer

Exhibit 31a
CERTIFICATIONS

I, Michael E. Batten, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Twin Disc,

Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s third fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 11, 2006	/s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, Chief Executive Officer

Exhibit 31b
CERTIFICATIONS

I, Christopher J. Eperjesy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Twin Disc,

Incorporated;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s third fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:	May 11, 2006	/s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President – Finance, Chief
Financial Officer and Secretary

EXHIBIT 32a

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Twin Disc, Incorporated (the “Company”) on Form 10-Q for the fiscal quarter ending March 31, 2006, as filed with the Securities and Exchange Commission as of the date hereof (the “Report”), I, Michael E. Batten, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) the Report fully complies with Section 13(a) of the Securities Exchange Act of 1934, and

     (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, Chief Executive Officer

May 11, 2006

EXHIBIT 32b

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Twin Disc, Incorporated (the “Company”) on Form 10-Q for the fiscal quarter ending March 31, 2006, as filed with the Securities and Exchange Commission as of the date hereof (the “Report”), I, Christopher J. Eperjesy, Vice President – Finance, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

     (1) the Report fully complies with Section 13(a) of the Securities Exchange Act of 1934, and

     (2) the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President – Finance, Chief
Financial Officer and Secretary

May 11, 2006