Form 10-K
period 2006-06-30
TWIN DISC INC
filed 2006-09-13
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2006
Commission File Number 1-7635

TWIN DISC, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0667110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1328 Racine Street, Racine, Wisconsin	53403
(Address of Principal Executive Office)	(Zip Code)

Registrant's Telephone Number, including area code: (262)638-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405of the Securities Act. YES [ ] NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [  ] NO [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [  ] Accelerated Filer [ X ] -accelerated Filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES [  ] NO [ X ]

At December 30, 2005, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $101,086,322. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 31, 2006, the registrant had 5,840,296 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2006, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

PART I

Item 1. Business

Twin Disc was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells marine and heavy duty off-highway power transmission equipment. Products offered include: marine transmissions, surface drives, propellers and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems. The Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets as well as in the energy and natural resources, government and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. At the end of May 2004, the Company acquired Rolla SP Propellers SA a manufacturer of custom high performance propellers. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

Most of the Company's products are machined from cast iron, forgings, cast aluminum and bar steel which generally are available from multiple sources and which are believed to be in adequate supply.

In May 2006, the Company acquired four related foreign entities: B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company. The total purchase price for the acquisition of the four entities was €17,715,000 ($22,707,000). The entire purchase price was paid in cash by wire transfer at closing. For further information, see Note R, “Acquisitions”, in the Notes to the Consolidated Financial Statements. All of the acquired entities are included in the Manufacturing segment, with the exception of Vetus Italia S.r.l., which is included in the Distribution segment.

The Company has pursued a policy of applying for patents in both the United States and certain foreign countries on inventions made in the course of its development work for which commercial applications are considered probable. The Company regards its patents collectively as important but does not consider its business dependent upon any one of such patents.

The business is not considered to be seasonal except to the extent that employee vacations are taken mainly in the months of July and August, curtailing production during that period.

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Primary competitive factors for the Company’s products are performance, price, service and availability. The Company’s top ten customers accounted for approximately 31% of the Company's consolidated net sales during the year ended June 30, 2006. There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2006.

Unfilled open orders for the next six months of $91,598,000 at June 30, 2006 compares to $64,784,000 at June 30, 2005. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

Management recognizes that there are attendant risks that foreign governments may place restrictions on dividend payments and other movements of money, but these risks are considered minimal due to the political relations the United States maintains with the countries in which the Company operates or the relatively low investment within individual countries. The Company’s business is not subject to renegotiation of profits or termination of contracts at the election of the Government.

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,024,000, $2,278,000 and $2,840,000 in 2006, 2005 and 2004, respectively. Total engineering and development costs were $8,070,000, $8,050,000 and $7,600,000 in 2006,

2005 and 2004, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2006 was 872, excluding the effects of the BCS acquisition. Employment at the BCS group of companies totaled approximately 90 as of June 2006.

A summary of financial data by segment and geographic area for the years ended June 30, 2006, 2005 and 2004 appears in Note K to the consolidated financial statements on pages 40 through 42 of this form.

Item 1A. Risk Factors

The Company’s business involves risk. The following information about these risks should be considered carefully together with other information contained in this report. The risks described below are not the only risks the Company faces. Additional risks not currently known or deemed immaterial may also result in adverse results for the Company’s business.

As a global company, we are subject to currency fluctuations and any significant movement between the U.S. Dollar and the Euro, in particular, could have an adverse effect on our profitability. Although the Company’s financial results are reported in U.S. dollars, a significant portion of our sales and operating costs are realized in Euros and other foreign currencies. The Company’s profitability is affected by movements of the U.S. dollar against the Euro and the other currencies in which we generate revenues and incur expenses. Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar or Euro, could have an adverse effect on our profitability and financial condition.

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling, and are thus dependent upon the strength of those markets and oil prices. Over the past several years, the Company has seen a significant growth in the sales of its products that are used in oil and energy related markets. The growth in these markets has been spurred by the rise in oil prices and the global demand for oil. In addition, there has been a substantial increase in capital investment by companies in these markets. A significant decrease in oil prices, the demand for oil and/or capital investment in the oil and energy markets could have an adverse effect on the sales of these products and ultimately on the Company’s profitability.

Given the increase in the global demand for steel, the Company could be adversely affected if it experiences shortages of raw castings and forgings used in the manufacturing of its products. With the recent growth in the global economy and the continued development of certain third world economies, in particular China and India, the global demand for steel has risen significantly in recent years. The Company selects its suppliers based on a number of criteria, and we expect that they will be able to support our growing needs. However, there can be no assurance that a significant increase in demand, capacity constraints or other issues experienced by the Company’s suppliers will not result in shortages or delays in their supply of raw materials to the Company. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates which would adversely affect our sales, profitability and relationships with our customers.

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although there are no customers that account for 10% or more of consolidated net sales, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

The Company continues to face increasing commodity costs, including steel, other raw materials and energy that could have an adverse effect on future profitability. To date, the Company has been successful with offsetting the effects of increased commodity costs through cost reduction programs and pricing actions. However, if materials prices were to continue to increase at a rate that could not be recouped through product pricing, it could potentially have an adverse effect on our future profitability.

The termination of relationships with the Company’s suppliers, or the inability of such suppliers to perform, could disrupt its business and have an adverse effect on its ability to manufacture and deliver products. The Company relies on raw materials, component parts, and services supplied by outside third parties. If a supplier of significant raw materials, component parts or services were to terminate its relationship with the Company, or otherwise cease supplying raw materials, component parts, or services consistent with past practice, the Company’s ability to meet its obligations to its customers may be affected. Such a disruption with respect to numerous products, or with respect to a few significant products, could have an adverse effect on the Company’s profitability and financial condition.

A significant design, manufacturing or supplier quality issue could result in recalls or other actions by the Company that could adversely affect profitability. As a manufacturer of highly engineered products, the performance, reliability and productivity of the Company’s products is one of its competitive advantages. While the Company prides itself on putting in place procedures to ensure the quality and performance of its products and suppliers, a significant quality or product issue, whether due to design, performance, manufacturing or supplier quality issue, could lead to warranty actions, scrapping of raw materials, finished goods or sold products, the deterioration in a customer relation, or other action that could adversely affect warranty and quality costs, future sales and profitability.

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 40% of our consolidated net sales for fiscal 2006. We have international manufacturing operations in Belgium, Italy and Switzerland. In addition, we have international distribution operations in Singapore, China, Australia, Japan, Italy and Canada. Our international sales and operations are subject to a number of risks, including:

  currency exchange rate fluctuations
  export and import duties, changes to import and export regulations and restrictions on the transfer of funds problems with the transportation or delivery of our products issues arising from cultural or language differences and labor unrest longer payment cycles and greater difficulty in collecting accounts receivables compliance with trade and other laws in a variety of jurisdictions

These factors could adversely affect our business, results of operations or financial condition.

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. Nearly two-thirds of the Company’s manufacturing, based on fiscal 2006’s sales, came from its two facilities in Racine, Wisconsin. If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Manufacturing Segment

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, two in Decima, Italy and one in Novazzano, Switzerland. The aggregate floor space of these five plants approximates 724,000 square feet. One of the Racine facilities includes office space, which includes the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in Italy (Limite sull’Arno) and Malta.

Distribution Segment

The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:

Jacksonville, Florida, U.S.A.	Capezzano Pianore, Italy
Miami, Florida, U.S.A.	Brisbane, Queensland, Australia
Coburg, Oregon, U.S.A.	Perth, Western Australia, Australia
Kent, Washington, U.S.A.	Singapore
Edmonton, Alberta, Canada	Shanghai, China
Vancouver, British Columbia, Canada	Limite sull’Arno, Italy

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2006.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 2006.

Name	Age	Position
Michael E. Batten	66	Chairman, President and Chief Executive Officer
Christopher J. Eperjesy	38	Vice President – Finance, Chief Financial Officer and Secretary
James E. Feiertag	49	Executive Vice President
John H. Batten	41	Executive Vice President
Henri-Claude Fabry	60	Vice President - Global Distribution
Dean J. Bratel	42	Vice President Engineering
Denise L. Wilcox	49	Vice President Human Resources
Jeffrey S. Knutson	41	Corporate Controller

Officers are elected annually by the Board of Directors at the Board meeting held preceding each Annual Meeting of the Shareholders. Each officer holds office until his successor is duly elected, or until he resigns or is removed from office. John H. Batten is the son of Michael E. Batten.

Michael E. Batten, Chairman of the Board, President and Chief Executive Officer. Mr. Batten has been employed with the Company since 1970, and was named Chairman and Chief Executive Officer in 1991. Effective with the retirement of Mr. Joyce on July 31, 2006, Mr. Batten will take on the title of President in addition to Chairman and Chief Executive Officer.

Christopher J. Eperjesy, Vice President – Finance, Chief Financial Officer and Secretary. Mr. Eperjesy joined the Company in November 2002 as Vice President – Finance & Treasurer and Chief Financial Officer. Prior to joining Twin Disc, Mr. Eperjesy was Divisional Vice President – Financial Planning & Analysis for Kmart Corporation since 2001, and Senior Manager – Corporate Finance with DaimlerChrysler AG since 1999.

James E. Feiertag, Executive Vice President. Mr. Feiertag was appointed to his present position in October 2001. Prior to being promoted, he served as Vice President – Manufacturing since joining the Company in November 2000. Prior to joining Twin Disc, Mr. Feiertag was the Vice President of Manufacturing for the Drives and Systems Group of Rockwell Automation since 1999.

John H. Batten, Executive Vice President. Mr. Batten was promoted to his current role in November 2004, after serving as Vice President and General Manager – Marine and Propulsion since October 2001 and Commercial Manager – Marine and Propulsion since 1998. Mr. Batten joined Twin Disc in 1996 as an Application Engineer. Mr. Batten is the son of Mr. Michael Batten.

Henri Claude Fabry, Vice President – Global Distribution. Mr. Fabry was appointed to his current position in October 2001, after serving as Vice President – Marine and Distribution since 1999. Mr. Fabry joined Twin Disc in 1997 as Director, Marketing and Sales of the Belgian subsidiary.

Dean J. Bratel, Vice President - Engineering. Mr. Bratel was promoted to his current role in November 2004 after serving as Director of Corporate Engineering (since January 2003), Chief Engineer (since October 2001) and Engineering Manager (since December 1999). Mr. Bratel joined Twin Disc in 1987.

Denise L. Wilcox, Vice President - Human Resources. After joining the Company as Manager Compensation & Benefits in September 1998, Ms. Wilcox was promoted to Director Corporate Human Resources in March 2002 and to her current role in November 2004. Prior to joining Twin Disc, Ms. Wilcox held positions with Johnson International and Runzheimer International.

Jeffrey S. Knutson, Corporate Controller. Mr. Knutson was appointed to his current role in October 2005 after joining the Company in February 2005 as Controller of North American Operations. Prior to joining Twin Disc, Mr. Knutson held Operational Controller positions with Tower Automotive (since August 2002) and Rexnord Corporation (since November 1998).

Michael H. Joyce retired as President and Chief Operating officer effective July 31, 2006. From 1995 until his retirement, Mr. Joyce held the positions of President and Chief Operating Officer.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Market under the symbol TWIN. Prior to October 21, 2004, the Company’s common stock was traded on the New York Stock Exchange under the symbol TDI. The price information below, which reflect the impact of the March 31, 2006 stock split, represents the high and low sales prices for the Company’s common stock from July 1, 2004 through October 20, 2004 and, from October 21, 2004 through June 30, 2006, the high and low bid information for the Company’s common stock:

	Fiscal Year Ended 6/30/06			Fiscal Year Ended 6/30/05
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$21.50	$10.73	$ 0.0875	$13.10	$11.08	$ 0.0875
Second Quarter	23.99	17.50	0.0875	13.00	11.13	0.0875
Third Quarter	30.00	22.00	0.0950	14.13	12.01	0.0875
Fourth Quarter	35.93	25.26	0.0950	12.99	9.88	0.0875

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 on page 24 of this report. As of August 31, 2006 there were 804 shareholder accounts. The closing price of Twin Disc common stock as of August 31, 2006 was $32.25.

Pursuant to a shareholder rights plan (the "Rights Plan"), on April 17, 1998, the Board of Directors declared a dividend distribution, payable to shareholders of record at the close of business on June 30, 1998, of one Preferred Stock Purchase Right ("Rights") for each outstanding share of Common Stock (pursuant to the split of the Company’s stock in fiscal 2006, each share of common stock currently has one-half of a Right). The Rights will expire 10 years after issuance, and will be exercisable only if a person or group becomes the beneficial owner of 15% or more of the Common Stock (or 25% in the case of any person or group which currently owns 15% or more of the shares or who shall become the Beneficial Owner of 15% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an Affiliate or an Associate of such existing holder or by succeeding such a person as trustee of a trust existing on the record date) (an “Acquiring Person”), or 10 business days following the commencement of a tender or exchange offer that would result in the offeror beneficially owning 25% or more of the Common Stock. A person who is not an Acquiring Person will not be deemed to have become an Acquiring Person solely as a result of a reduction in the number of shares of Common Stock outstanding due to a repurchase of Common Stock by the Company until such person becomes beneficial owner of any additional shares of Common Stock. Each Right will entitle shareholders who received the Rights to buy one newly issued unit of one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $160, subject to certain anti-dilution adjustments. The Company will generally be entitled to redeem the Rights at $.05 per Right at any time prior to 10 business days after a public announcement of the existence of an Acquiring Person. In addition, if (i) a person or group accumulates more than 25% of the Common Stock (except pursuant to an offer for all outstanding shares of Common Stock which the independent directors of the Company determine to be fair to and otherwise in the best interests of the Company and its shareholders and except solely due to a reduction in the number of shares of Common Stock outstanding due to the repurchase of Common Stock by the Company), (ii) a merger takes place with an Acquiring Person where the Company is the surviving corporation and its Common Stock is not changed or exchanged, (iii) an Acquiring Person engages in certain self-dealing transactions, or (iv) during such time as there is an Acquiring Person, an event occurs which results in such Acquiring Person's ownership interest being increased by more than 1% (e.g., a reverse stock split), each Right (other than Rights held by the Acquiring Person and certain related parties which become void) will represent the right to purchase, at the exercise price, Common Stock (or in certain circumstances, a combination of securities and/or assets) having a value of twice the exercise price. In addition, if following the public announcement of the existence of an Acquiring Person the Company is acquired in a merger or other business combination transaction, except a merger or other business combination transaction that takes place after the consummation of an offer for all outstanding shares of Common Stock that the independent directors of the Company have determined to be fair, or a sale or transfer of 50% or more of the Company's assets or earning power is made, each Right (unless previously voided) will represent the right to purchase, at the exercise price, common stock of the acquiring entity having a value of twice the exercise price at the time.

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

The news release announcing the declaration of the Rights dividend, dated April 17, 1998, filed as Exhibit 99 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, is hereby incorporated by reference.

Recent Sales of Unregistered Securities

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated 401(k) Savings Plan (the “Plan”) the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, and, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2002, the Company filed a Form S-8 to register 200,000 shares (split adjusted) of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

Issuer Purchases of Equity Securities

				(d) Maximum
	(a) Total		(c) Total Number of	Number of Shares
	Number of	(b) Average	Shares Purchased as Part	that May Yet Be
Period	Shares	Price Paid per	of Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs	Plans or Programs

April 1 - 30, 2006	0	NA	0	195,392

May 1 - 31, 2006	0	NA	0	195,392

June 1 - 30, 2006	0	NA	0	195,392

Total	0

In April 1995, the Company authorized 200,000 shares (split adjusted) to be purchased in a Stock Repurchase Program. In January 2002, the program was extended to authorize an additional 200,000 shares (split adjusted) to be purchased. There is no expiration date for this program.

Item 6. Selected Financial Data

Financial Highlights
(dollars in thousands, except per share amounts)

		Fiscal Years Ended June 30,

Statement of Operations Data:	2006	2005	2004	2003	2002
Net sales	$243,287	$218,472	$186,089	$179,591	$179,385
Net earnings (loss)	14,453	6,910	5,643	(2,394)	2,276
Basic earnings (loss) per share	2.51	1.21	1.00	(.42)	.40
Diluted earnings (loss) per share	2.43	1.19	.99	(.42)	.40
Dividends per share	.365	.350	.350	.350	.350

Balance Sheet Data (at end of period):
Total assets	$236,172	$188,037	$174,622	$167,944	$154,892
Total long-term debt	38,369	14,958	16,813	16,584	18,583

Effective May 31, 2006, the Company acquired four related foreign entities: B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company. All four entities have a fiscal year ending May 31. Since the acquisition was also effective May 31, no results of operations for these four acquired entities are included in the consolidated results for the year ended June 30, 2006.

Effective May 31, 2004, the Company acquired 100% of the common stock of Rolla SP Propellers SA of

Novazzano, Switzerland. Rolla designs and manufactures custom propellers. Rolla has a fiscal year ending May 31. Since the acquisition was also effective May 31, no results of operations of Rolla are included in consolidated results for the year ended June 30, 2004. A full year’s results are included in the consolidated results for the years ended June 30, 2005 and 2006.

In January 2004, the Company sold its 25% minority interest in Palmer Johnson Distributors, LLC (PJD) to the majority holder, PJD, Inc. for $3,811,000 cash, which approximated the net book value of the investment. The Company recognized pre-tax earnings of $240,000 in fiscal year 2004 from its investment in PJD. In addition, the Company received cash distributions of $195,000 in fiscal year 2004.

Twin Disc Nico Co. Ltd. (TDN) is a joint venture between the Company and Hitachi Nico Transmission Co. Ltd. TDN’s balance sheet and statement of operations have been combined with the Company since the inception of the joint venture. TDN contributed the following for the years ended June 30 (dollars in thousands, except per share amounts):

	2006	2005	2004

Net sales	$1,059	$ 809	$ 1,180
Net earnings	250	188	48
Basic earnings per share	.04	.03	.01
Diluted earnings per share	.04	.03	.01
Total assets	4,016	3,434	3,162

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note on Forward-Looking Statements

Statements in this report (including but not limited to certain statements in Items 1, 3 and 7) and in other Company communications that are not historical facts are forward-looking statements, which are based on management’s current expectations. These statements involve risks and uncertainties that could cause actual results to differ materially from what appears here.

Forward-looking statements include the Company’s description of plans and objectives for future operations and assumptions behind those plans. The words “anticipates,” “believes,” “intends,” “estimates,” and “expects,” or similar anticipatory expressions, usually identify forward-looking statements. In addition, goals established by Twin Disc, Incorporated should not be viewed as guarantees or promises of future performance. There can be no assurance the Company will be successful in achieving its goals.

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, could cause actual results to be materially different from what is presented here.

Results of Operations
(In thousands)
	2006	%	2005	%	2004	%

Net sales	$243,287		$218,472		$186,089
Cost of goods sold	168,897		161,052		137,804
Gross profit	74,390	30.6%	57,420	26.3%	48,285	25.9%
Marketing, engineering and
administrative expenses	49,606	20.4	44,666	20.4	37,168	20.0
Restructuring of operations	-	0.0	2,076	1.0	-	0.0

Earnings from operations	$24,784	10.2	$10,678	4.9	$11,117	6.0

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net sales increased $24.8 million, or 11.4%, in fiscal 2006. The year-over-year movement in foreign exchange rates resulted in a net unfavorable translation effect on sales of $3.2 million in fiscal 2006, compared to fiscal 2005.

In fiscal 2006, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were $19.9 million, or 9.6%, higher than in the prior year. Year-over-year changes in foreign exchange rates had a net unfavorable impact on sales of $3.0 million. The majority of the net increase came at our domestic manufacturing operation, which saw continued growth across most of its product markets. Particular strength was experienced in the off-highway transmission business, where the Company’s products are used in the oil-field servicing market and various military vehicle applications, as well as in the commercial marine transmission business.

Net sales for distribution operations were up $10.0 million, or 14.7%, in fiscal 2006. More than half of the increase came from the Company’s Mill-Log Equipment Co., Inc. (Mill-Log) subsidiary, with operations in the Northwest USA and Southwest Canada. In fiscal 2006, Mill-Log continued to experience strong sales to its oil-field servicing and industrial product markets. About a quarter of the increase came from the Company’s subsidiary in Singapore, Twin Disc (Far East) Ltd., where the operation experienced double-digit growth driven by strong marine transmission sales for commercial applications. Year-over-year changes in foreign exchange rates did not have a significant impact on sales for the Company’s distribution operations.

Net sales for the Company’s three major product markets, marine and propulsion, off-highway transmissions, and industrial, were up 9%, 19% and 11%, respectively, versus fiscal 2005 sales levels. These net year-over-year increases are before considering the net unfavorable foreign currency translation effect noted above. Growth in the marine and propulsion market was driven primarily by commercial marine transmission sales as well as increased sales of Arneson Surface Drives and custom Rolla propellers. In the off-highway transmission market, the year-over-year improvement can be attributed primarily to increased sales in oil field and military markets. The growth experienced in the Company’s industrial products was also due in part to the increased activity related to oil field markets as well as increased sales into the agriculture, mining and general industrial markets.

The elimination for net intra-segment and inter-segment sales increased $5.1 million, or 9.1%, from $55.9 million in fiscal 2005 to $61.0 million in fiscal 2006.

Gross Profit

In fiscal 2006, gross profit increased $17 million, or nearly 30%, to $74.4 million. Nearly half of the overall increase was due to improved profitability, volume and mix experienced in the Company’s off-highway transmission products, in particular for military and oil field related transmissions. Of the remaining year-over-year increase, the majority of the improvement came from the Company’s marine products and was due to continued operating performance improvements at our Belgian manufacturing operation as a result of ongoing restructuring activities as well as the strength of the global commercial marine market.

Gross profit as a percentage of sales improved 430 basis points in fiscal 2006 to 30.6%, compared to 26.3% in fiscal 2005. There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2006. The Company’s margins continued to be adversely impacted by rising steel, energy and medical costs. The Company estimates that the impact of steel surcharges on its domestic operation alone exceeded $2.2 million. At our domestic operations, the Company experienced an increase of $1.2 million, or nearly 50%, in medical related expenses that were charged to cost of goods sold. The year-over-year movement in foreign exchange rates, primarily driven by movements in the Euro, resulted in a net unfavorable translation effect on gross profit of $1.0 million in fiscal 2006, compared to fiscal 2005. These adverse effects were more than offset by (1) increased sales and improved product mix, particularly from the domestic industrial and off-highway transmission markets, (2) selective pricing actions, (3) improvements achieved through the Company’s outsourcing and cost reduction programs, and (4) lower domestic pension and post-retirement healthcare costs of approximately $1.2 million. In addition, the Company’s Belgian operation’s gross margin was favorably affected by the continued relative strength of US Dollar versus the Euro, when compared to the average rate in fiscal 2005. This operation manufactures with Euro-based costs and sells more than a third of its production into the US market at US Dollar prices. The average Euro to US Dollar exchange rate, computed monthly, in fiscal 2006 was $1.22, which was 4.0% lower than in fiscal 2005. It is estimated that the year-over-year effect of a stronger US Dollar, on average, was to improve margins at our Belgian subsidiary by over $0.5 million.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses increased $4.9 million, or 11.1%, in fiscal 2006 versus fiscal 2005. As a percentage of sales, ME&A expenses remained flat at 20.4% in both fiscal 2005 and fiscal

2006. The Company estimates that it incurred $1.9 million in costs associated with Sarbanes-Oxley compliance activities in fiscal 2006, compared to $0.1 million in fiscal 2005. In addition, as a result of the improved financial performance year-over-year, the total bonus expense increased by just over $1 million versus the prior fiscal year. The overall costs associated with the Company’s stock-related incentive compensation increased just over $0.9 million in fiscal 2006. Year-over-year changes in foreign exchange rates had a net translation effect of reducing ME&A expenses by $0.6 million. The majority of the remaining net increase of $1.8 million, or 3.7%, relates to general increases experienced in salaries and wages, marketing and engineering expenses.

Interest Expense

Interest expense increased by $0.6 million, or 51.5%, in fiscal 2006. The average outstanding debt for fiscal 2006 of $26.4 million (computed monthly) was $3.4 million higher than fiscal 2005. However, the average balance of the Company’s Senior Notes, which carry an interest rate of 7.37%, decreased by $2.9 million. This was only slightly offset by an increase in the average borrowings under the Company’s revolver of $0.1 million. The interest rate on the revolver increased from a range of 2.61% to 4.39% in fiscal 2005 to a range of 4.59% to 6.29% in fiscal 2006. Total interest on the revolver increased just over $0.3 million in fiscal 2006 compared to fiscal 2005. In addition, the Company incurred interest of $0.3 million on the $25 million of Senior Notes that were entered into in April 2006.

Income Taxes

During 2006, the Company reversed a $270,000 valuation allowance on certain foreign tax credit carryforwards that are expected to be utilized as a result of certain internal corporate restructurings and transactions.

During the fourth quarter of fiscal 2005, the Company undertook certain business restructuring activities which will allow it to utilize previously unutilized foreign tax credits. These restructuring activities resulted in a $1.4 million tax benefit during the fourth quarter. For fiscal 2005, the effective income tax rate was favorably impacted by these activities.

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize deferred tax assets. Of the $1,662,000 in foreign tax credit carryforwards at June 30, 2006, $71,000 will expire in 2011, $58,000 will expire in 2012, $729,000 will expire in 2013, $578,000 will expire in 2014 and $226,000 will expire in 2015. The alternative minimum tax credit carryforwards can be carried forward indefinitely. Of the $19,000 of state net operating loss carryforwards at June 30, 2006, $19,000 will expire in 2018.

Order Rates

In fiscal 2006, we continued to see an improvement in our order rates for most of our products. The backlog of orders scheduled for shipment during the next six months (six-month backlog) of $91.6 million at the end of fiscal 2006 compared favorably to the $64.8 million and $49.4 million for fiscal years ended 2005 and 2004, respectively. As of fiscal year end, our manufacturing facility in the United States saw a year-over-over increase in its six-month backlog of almost 46%, which accounted for 87% of the overall increase. The remaining increase came at our Belgian and Italian manufacturing operations. The above figures exclude the impact of the recent BCS group acquisition.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net sales increased $32.4 million, or 17.4%, in fiscal 2005. Rolla SP Propellers SA (Rolla Propellers), acquired at the end of fiscal 2004, contributed over $6.1 million to net sales. The continued strength of the Euro and Asian currencies versus the dollar resulted in a net favorable impact from foreign currency exchange on sales of $5.8 million in fiscal 2005, compared to fiscal 2004.

In fiscal 2005, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were $33.9 million, or 19.7%, higher than in the prior year. Over sixty percent of this increase came at our domestic manufacturing operation, which saw a recovery across most of its product markets. Particular strength was experienced in the off-highway transmission business, where the Company’s products are used in the oil-field servicing market and various military vehicle applications. Of the remaining increase, approximately $3.1 million was due to the impact of net favorable exchange rate movements on our European operations in Belgium and Italy, and $6.1 million was related to the additional sales from the Company’s recently acquired Swiss operation, Rolla Propellers.

Net sales for distribution operations were up $8.6 million, or 14.5%, in fiscal 2005. Nearly half of the increase came from the Company’s Mill-Log Equipment Co., Inc. (Mill-Log) subsidiary, with operations in the Northwest USA and Southwest Canada. In fiscal 2005, Mill-Log continued to experience strong sales to its oil-field servicing and industrial product markets. Nearly forty percent of the increase came from the Company’s subsidiary in Singapore, Twin Disc (Far East) Ltd., where the operation experienced double-digit growth driven by strong marine transmission sales for commercial applications. Of the overall increase, the net positive impact due to the change in foreign exchange rates was $2.7 million, or nearly a third of the overall increase.

The elimination for net intra-segment and inter-segment sales increased $10.1 million, or 22.1%, from $45.8 million in fiscal 2004 to $55.9 million in fiscal 2005.

Gross Profit

Gross profit as a percentage of sales improved 40 basis points in fiscal 2005 to 26.3%, compared to 25.9% in fiscal 2004. There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2005. The Company’s margins continued to be adversely impacted by rising steel and energy costs. The Company estimates that the impact of steel surcharges on its domestic operation alone exceeded $2.4 million. In addition, the

Company’s Belgian operation’s gross margin was adversely affected by the continued relative strength of Euro versus the US Dollar. This operation manufactures with Euro-based costs and sells more than a third of its production into the US market at US Dollar prices. The average Euro to US Dollar exchange rate in fiscal 2005 was $1.27, which was 6.1% higher than in fiscal 2004. It is estimated that the year-over-year effect of a stronger Euro was to deteriorate margins at our Belgian subsidiary by nearly $1 million. These adverse effects were offset by (1) increased sales and improved product mix, particularly from the domestic industrial and off-highway transmission markets, (2) selective pricing actions taken in the fourth quarter, (3) lower domestic pension and post-retirement healthcare costs of approximately $2.0 million, and (4) the favorable impact of foreign currency translation at our overseas operations due to the strengthening of the Euro and Asian currencies versus the US Dollar of $1.4 million.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses increased $7.5 million, or 20.2%, in fiscal 2005 versus fiscal 2004. As a percentage of sales, ME&A expenses increased slightly from 20.0% in fiscal 2004 to 20.4% in fiscal 2005. Compared to fiscal 2004, Rolla Propellers added an additional $2.1 million to ME&A expenses in fiscal 2005, having been acquired at the end of fiscal 2004. Approximately $0.9 million, or 242 basis points, of the increase can be attributed to the unfavorable exchange rate impact of the weakening dollar on our overseas operations’ ME&A expenses. As part of a temporary corporate-wide wage reduction program in fiscal 2004, the corporate annual incentive program was suspended. In fiscal 2005, a new bonus program was implemented that emphasizes the achievement of earning returns in excess of the Company’s cost of capital as well as other financial and non-financial objectives. Fiscal 2005’s ME&A expenses include the impact of the accrued bonuses that were earned in fiscal 2005 of approximately $3.2 million.

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

Interest Expense

Interest expense increased by $56,000, or 5.2%, in fiscal 2005. The average outstanding debt for fiscal 2005 of $23.0 million (computed monthly) was $2.6 million higher than fiscal 2004. However, the average balance of the Company’s Senior Notes, which carry an interest rate of 7.37%, decreased by $2.9 million. This was offset by an increase in the average borrowings under the Company’s revolver of $3.2 million. The revolver carried an average interest rate in fiscal 2005 and 2004 of between 3.5% and 4.0% . Rolla Propellers, acquired effective June 2004, added an additional $2.7 million in average borrowings in fiscal 2005, at an average interest rate of just over 3%. As a result, while overall average borrowings were up 12.7%, the overall average interest rate for fiscal 2005 decreased by 40 basis points to 4.9% .

Equity in Net Earnings of Affiliate

In January 2004, the Company sold its 25% minority interest in Palmer Johnson Distributors, LLC. to the majority holder, PJD, Inc. for $3,811,000 cash, which approximated the net book value of the investment. The Company recognized pre-tax earnings of $0 and $240,000 in fiscal years 2005 and 2004, respectively, from its investment in PJD. In addition, the Company received cash distributions of $0 and $195,000 in fiscal years 2005 and 2004, respectively.

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

Order Rates

In fiscal 2005, we continued to see an improvement in our order rates for most of our products. As of fiscal year end, our manufacturing facility in the United States saw a year-over-year increase in its six-month backlog of almost 37%. Our Belgian manufacturing operation experienced a modest decline in its six-month backlog of approximately 10%, while our Italian manufacturing operation’s six-month backlog was relatively flat year-over-year. The backlog of orders scheduled for shipment during the next six months (six-month backlog) of $61.9 million at the end of fiscal 2005 compared favorably to the $49.4 million and $30.6 million for fiscal years ended 2004 and 2003, respectively. Rolla Propeller’s backlog, not included in the figures above, amounted to just under $3 million as of June 30, 2005.

Liquidity and Capital Resources

Fiscal Years 2006, 2005 and 2004

The net cash provided by operating activities in fiscal 2006 totaled $18.3 million, an increase of $5.3 million, or an increase of 41%, versus fiscal 2005. The increase was primarily driven by a net increase in earnings of $7.5 million and accrued liabilities of $7.3 million, offset by increases in net inventories of $6.9 million and accounts receivable of $4.2 million. These net changes exclude the net impact of foreign currency translation and the BCS Group acquisition discussed in Footnote R. The increases in net inventories and accounts receivable were consistent with the increased sales growth and order activity experienced by the Company in its fourth fiscal quarter. Fourth quarter sales increased over 17% while the six month backlog increased over 40% as of June 30, 2006 versus the end of the prior fiscal year. This compares to increases in accounts receivables and net inventories of 11% and 14%, respectively, before the effect of foreign currency translation and the impact of the BCS Group acquisition.

The net cash provided by operating activities in fiscal 2005 totaled $13.0 million versus $12.2 million in fiscal 2004, for a net increase of $0.8 million. This increase was primarily driven by an increase in accounts payable, accrued liabilities and net earnings as well as a net reduction in inventories. The increase in accounts payable was primarily due to the timing of vendor payments for several large pieces of equipment acquired in fiscal 2005. The increase in accrued liabilities was primarily due to the accrued bonus that was subsequently paid in August 2005. The decrease in inventories on higher sales was driven by a corporate-wide initiative to reduce inventories in fiscal 2005. As a percentage of sales, net inventories were reduced 400 basis points to 22.2% .

The net cash provided by operating activities in fiscal 2004 totaled $12.2 million versus $6.7 million in fiscal 2003, for a net increase of $5.5 million. This increase was primarily driven by an increase in net earnings of $8.0 million over fiscal 2003’s net loss. This was partially offset by increased inventories at our domestic manufacturing location as we prepared to deliver transmission systems for military contracts. Accounts receivable at June 30, 2004 were approximately $0.6 million lower, adjusted for the impact of exchange rate changes, than at June 30, 2003. The change in the TDN agreement previously discussed resulted in a net reduction in accounts receivable of $3.6 million. This was offset by increased accounts receivable of $3.9 million at our domestic manufacturing location, driven by increased sales in fiscal 2004’s fourth quarter of over $7 million versus the prior fiscal year’s fourth quarter. The change in the TDN agreement also resulted in a net reduction in accounts payable of $3.8 million. This was partially offset by a net increase of $3.0 million in accounts payable at our domestic manufacturing location due to the increased sales activity noted above.

The net cash used for investing activities in fiscal 2006 consisted primarily of the net acquisition cost, net of cash acquired for the BCS Group acquisition discussed in Footnote R as well as capital expenditures for machinery, equipment and facilities renovations at our North American and European manufacturing operations.

The net cash used for investing activities in fiscal 2005 consisted primarily of capital expenditures for machinery and equipment at our domestic manufacturing location in Racine and the construction of a new state-of-the-art facility for the design and manufacturing of high performance, custom propellers at our Swiss operation, Rolla Propellers. In fiscal 2005, Rolla Propellers’ capital expenditures totaled just under $4 million and consisted of the construction of and new machinery and equipment for the new facility. At our domestic manufacturing location, capital expenditures amounted to nearly $6.8 million and included the installation of a new flexible machining system at a cost of just under $3 million.

The net cash used for investing activities in fiscal 2004 consisted of the net acquisition price for Rolla SP Propellers SA for $5.1 million, net of $1.2 million cash acquired, and nearly $4.2 million in investments in capital equipment offset by the net proceeds from the sale of the Company’s 25% minority interest in PJD, Inc. to the majority holder for $3.8 million. In fiscal 2003, the net cash used for investing activities consisted primarily of capital expenditures at our domestic and European manufacturing locations.

In fiscal 2006, the net cash provided by financing activities consisted primarily of the net proceeds of a $25 million private placement of Senior Notes that was finalized in April 2006 (see Footnote H) offset by a net decrease in the Company’s revolving credit facility of $4.5 million and the payment of $2.1 million in dividends to shareholders.

In fiscal 2005, the net cash flow provided by financing activities consisted primarily of a net bank overdraft at our Belgian operation of $3.5 million as well as a net increase in borrowing under unsecured bank credit lines of $1.9 million, offset by net payments on long-term debt (including a $2.9 million payment on the Company’s 7.37% Senior Notes due June 2006) of $2.1 million and dividends to shareholders of just over $2 million. In addition, in April 2005, the Company announced the reactivation of its stock purchase plan. As part of this plan, the Company repurchased just under 35,000 shares of its common stock for $755,000 in the fourth quarter of fiscal 2005.

In fiscal 2004, the net cash flow used by financing activities consisted primarily of dividends paid to shareholders of $2.0 million and the net repayment of notes payable and long-term debt. The Company repaid $2.9 million of its 7.37% Senior Notes due June 2006. The net borrowing under the Company’s revolving credit facility increased $2 million as of June 30, 2004 versus the end of the prior fiscal year.

Future Liquidity and Capital Resources

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”). Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”). The Notes mature and become due and payable in full on April 10, 2016. Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.

During the first quarter of fiscal 2005, the Company’s revolving loan agreement was amended, increasing the limit from $20,000,000 to $35,000,000 and extending the term by two years to October 31, 2007. Additionally, certain capital expenditure restrictions were increased. As a condition to the acquisition of the Notes discussed above, the Company entered into an amendment to this agreement, dated as of December 19, 2002, between the Company and M&I Marshall & Ilsley Bank (“M&I”), as amended, in which amendment M&I consented to the Company entering into the Note Agreement. This credit facility is used to fund seasonal working capital requirements and other financing needs. This facility and Twin Disc’s other indebtedness contain certain restrictive covenants as are fully disclosed in Note H of the Notes to the Consolidated Financial Statements.

The overall liquidity of the Company remains strong. We expect to reduce total long-term indebtedness, had $26.0 million of available borrowings on our $35 million revolving loan agreement as of June 30, 2006, and continue to generate enough cash from operations to meet our operating and investing needs. As of June 30, 2006, the Company also had cash and cash equivalents of over $16.4 million, primarily at its overseas operations. These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company. In fiscal 2007, the Company expects to contribute around $5.1 million to its pension plans. However, the Company will continue to review the impact of recent pension legislation and may decide to make additional contributions depending on the outcome of that analysis. The Company intends to meet any pension funding requirements using cash from operations and, if necessary, from available borrowings under existing credit facilities.

After adjusting for the impact of the BCS Group acquisition, net working capital increased about $15 million in fiscal 2006, and the current ratio increased slightly from 1.7 at June 30, 2005 to 1.9 at June 30, 2006. The Company’s balance sheet is strong, there are no off-balance sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

Twin Disc expects capital expenditures to be between $10 and $15 million in fiscal 2007. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, and new products.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and access to debt markets will be adequate to fund Twin Disc’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements, guarantees or obligations except for normal open purchase orders and operating leases as of June 30, 2006 and 2005. Obligations for operating leases are listed in the table below.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments. A summary of those commitments follows (in thousands):

		Less than 1	1-3	3-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years

Notes Payable	$16	$16

Revolving loan borrowing	$9,000		$9,000

Long-term debt	$30,002	$633	$2,610	$8,486	$ 18,273

Operating leases	$9,558	$2,734	$3,883	$2,187	$ 754

The Company believes the capital resources available in the form of existing cash, lines of credit (see Footnote H to the consolidated financial statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable future business requirements, including pension funding requirements. As noted above, the Company’s revolving loan agreement was amended during the first quarter of fiscal 2005, increasing the limit from $20,000,000 to $35,000,000 and extending the term by two years to October 31, 2007. As of June 30, 2006, there was $26.0 million of available borrowings under the revolver. In addition, the Company entered into a $25 million Senior Note in April 2006. The acquisition of the BCS Group companies in May 2006 was financed with $22.7 million of the proceeds from this private placement. In addition, the Company has $16.4 million of cash and cash equivalents on hand as of June 30, 2006.

Other Matters

Environmental Matters

The Company has been involved in various stages of investigation relative to hazardous waste sites, two of which were on the United States EPA National Priorities List (Superfund sites). The Company’s involvement in one of the Superfund sites was settled in 2004 for approximately $191,000. The Company has made a $117,000 payment in trust in settlement of its exposure related to the second Superfund site and anticipates that no further payments will be required. The excess reserve for these sites of $300,000 was reversed against cost of sales in 2004.

Critical Accounting Policies

The preparation of this Annual Report requires management’s judgment to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Twin Disc’s significant accounting policies are described in Note A to the consolidated financial statements on pages 33 through 35 of this form. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating our reported financial results are the following:

Revenue Recognition

Twin Disc recognizes revenue from product sales at the time of shipment and passage of title. While we respect the customer’s right to return products that were shipped in error, historical experience shows those types of adjustments have been immaterial and thus no provision is made. With respect to other revenue recognition issues, management has concluded that its policies are appropriate and in accordance with the guidance provided by Securities and Exchange Commissions’ Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”.

Accounts Receivable

Twin Disc performs ongoing credit evaluations of our customers and adjusts credit limits based on payment history and the customer’s credit-worthiness as determined by review of current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer-collection issues. In addition, senior management reviews the accounts receivable aging on a monthly basis to determine if any receivable balances may be uncollectible. Although our accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of our largest customers could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

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

Recently Issued Accounting Standards

On March 30, 2005, FASB Interpretation (FIN) No. 47 “Accounting for Conditional Asset Retirement Obligations –An Interpretation of FASB Statement No. 143” was issued. FIN 47 addresses the diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long lived assets when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is not aware of any existing conditional asset retirement obligations as of June 30, 2006. As such, there is no impact on the Company’s financial statements.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN No. 48 on its financial statements.

In July 2006, the FASB affirmed is intention to make the recognition provisions of its proposed standard, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)”, effective for public companies for fiscal years ending after December 15, 2006. The Company is in the process of assessing the impact of the proposed standard, including consultation with actuaries and advisors.

Item 7(a). Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussions of the Company’s accounting policies and further disclosure relating to financial instruments is included in Note A to the consolidated financial statements on pages 33 through 35 of this form.

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. During fiscal 2003, the Company entered into a $20,000,000 revolving loan agreement, which was due to expire on October 31, 2005. During fiscal 2005, the revolving credit commitment of the agreement was increased to $35,000,000 and the termination date of the agreement was extended to October 31, 2007. In accordance with the loan agreement, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2006 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $55,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately one-third of the Company’s revenues in the years ended June 30, 2006, 2005 and 2004 were denominated in currencies other than the U.S. dollar. Of that total, approximately two-thirds was denominated in euros with the balance composed of Japanese yen and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2006 and 2005 was the Euro. At June 30, 2006, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,250,000 with a weighted average maturity of 47 days. The fair value of the Company’s contracts was a gain of approximately $31,000 at June 30, 2006. At June 30, 2005, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,153,000 with a weighted average maturity of 31 days. The fair value of the Company’s contracts was a loss of approximately $56,000 at June 30, 2005.

Item 8. Financial Statements and Supplementary Data

See consolidated financial statements and Financial Statement Schedule on Pages 16 through 40 of this form.

Sales and Earnings by Quarter (dollars in thousands, except per share amounts)

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$49,577	$57,051	$64,125	$72,534	$243,287
Gross profit	14,404	16,023	19,906	24,057	74,390
Net earnings	2,486	2,489	3,819	5,659	14,453
Basic earnings per share	.43	.43	.66	.99	2.51
Diluted earnings per share	.42	.42	.64	.95	2.43
Dividends per share	.0875	.0875	.0950	.0950	.3650

2005	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$45,382	$54,731	$56,436	$61,923	$218,472
Gross profit	11,652	13,938	14,675	17,155	57,420
Net earnings	1,077	1,113	1,579	3,141	6,910
Basic earnings per share	.19	.20	.27	.55	1.21
Diluted earnings per share	.19	.19	.27	.54	1.19
Dividends per share	.0875	.0875	.0875	.0875	.3500

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(a). Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as of the end of the period covered by this report and under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company,

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Management has excluded the BCS companies (BCS S.r.l., BCS Service S.r.l., Vetus Italia S.r.l. and Boat Equipment Limited) from its assessment of internal control over financial reporting as of June 30, 2006 because they were acquired in a purchase combination in fiscal 2006. The total assets and total revenues of these operations represent approximately 18% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, and the effectiveness of internal control over financial reporting as of June 30, 2006, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2006, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b). Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2006, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2006, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2006, which is incorporated into this report by reference. The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics”, is included on the Company’s website, www.twindisc.com.

For information with respect to changes to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Selection of Nominees for the Board” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2006, which is incorporated into this report by reference.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2006, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2006, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2006, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Compensation of Executive Officers", "Aggregated Option Exercises in Last Fiscal Year and Year-end Option Values”, “Long-term Incentive Plans – Awards in Last Fiscal Year”, “Retirement Income Plan”, “Supplemental Retirement Benefit Plan”, “Retention and Non-Compete Agreement”, “Compensation of Directors” and “Employment Contracts and Change in Control Agreements”, in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 2006 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions “Board Compensation Committee Report on Executive Compensation” and “Corporate Performance Graph” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 20, 2006 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

The following table summarizes certain information regarding the Company’s equity-based compensation plans as of the end of the most recently completed fiscal year:

	# of Securities to be issued		# of Securities Remaining
	Upon Exercise of	Weighted Average Price of	Available for Future
Plan Category	Outstanding Options,	Outstnding Options,	Issuance Under Equity
	Warrants and Rights	Warrants and Rights	Compensation Plans
________________	__________________________	____________________	____________________
Equity Compensation
Plans Approved by	165,900	$9.68	300,800
Shareholders

Equity Compensation
Plans Not Approved By	0	N/A	0
Shareholders

TOTAL	165,900	$9.68	300,800

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 20, 2006 under the heading “Fees to Independent Registered Public Accounting Firm”.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 26, the Report of Independent Registered Public Accounting Firm on page 27-28 and the Consolidated Financial Statements on pages 29 to 53, all of which are incorporated by reference.

Individual financial statements of the 50% or less owned entities accounted for by the equity method are not required because the 50% or less owned entities do not constitute significant subsidiaries.

(a)(2) Consolidated Financial Statement Schedule

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 26, and the Consolidated Financial Statement Schedule on page 54, all of which are incorporated by reference.

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
Page

Report of Independent Registered Public Accounting Firm	27-28

Consolidated Balance Sheets as of June 30, 2006 and 2005	29

Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004	30

Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2005 and 2004	31
.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2006, 2005 and 2004	32

Notes to Consolidated Financial Statements	33-53

INDEX TO FINANCIAL STATEMENT SCHEDULE
Schedule II - Valuation and Qualifying Accounts	54

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

We have completed an integrated audit of Twin Disc, Incorporated’s 2006 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2006 and June 30, 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note L to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(a), that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the BCS companies (BCS S.r.l., BCS Service S.r.l., Vetus Italia S.r.l. and Boat Equipment Limited) from its assessment of internal control over financial reporting as of June 30, 2006 because they were acquired by the Company in a purchase business combination during 2006. We have also excluded the BCS companies from our audit of internal control over financial reporting. The BCS Companies are wholly owned subsidiaries whose total assets and total revenues represent approximately 18% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2006.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 13, 2006

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005
(In thousands, except per-share amounts)

	2006	2005

ASSETS
Current assets:
Cash	$16,427	$ 11,614
Trade accounts receivable, net	55,963	37,751
Inventories, net	65,081	48,481
Deferred income taxes	5,780	5,514
Other	7,880	6,165

Total current assets	151,131	109,525

Property, plant and equipment, net	46,958	40,331
Goodwill, net	15,304	12,854
Deferred income taxes	4,152	16,230
Other assets	18,627	9,097

	$236,172	$188,037

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Bank Overdraft	$ 3,194	$ 3,473
Notes payable	16	3,522
Current maturities of long-term debt	633	2,849
Accounts payable	27,866	18,273
Accrued liabilities	47,912	37,792

Total current liabilities	79,621	65,909

Long-term debt	38,369	14,958
Accrued retirement benefits	28,065	39,680
Other long-term liabilities	312	-

	146,367	120,547

Minority interest	572	591

Shareholders' equity:
Preferred shares authorized: 200,000;
issued: none; no par	-	-
Common shares authorized: 30,000,000;
issued: 6,550,224; no par value	11,777	11,072
Retained earnings	101,652	89,316
Accumulated other comprehensive loss	(9,166)	(17,567)

	104,263	82,821
Less treasury stock, at cost	15,030	15,922

Total shareholders' equity	89,233	66,899

	$236,172	$188,037

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended June 30, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004
Net sales	$243,287	$218,472	$186,089
Cost of goods sold	168,897	161,052	137,804
Gross profit	74,390	57,420	48,285
Marketing, engineering and administrative expenses	49,606	44,666	37,168
Restructuring of operations	-	2,076	-
Earnings from operations	24,784	10,678	11,117
Other income (expense):
Interest income	302	140	252
Interest expense	(1,718)	(1,134)	(1,078)
of affiliate	-	-	240
Other, net	(316)	(192)	101
	(1,732)	(1,186)	(485)
Earnings before income
taxes and minority interest	23,052	9,492	10,632
Income taxes	8,470	2,485	4,964
Earnings before minority interest	14,582	7,007	5,668
Minority interest	(129)	(97)	(25)
Net earnings	$ 14,453	6,910	5,643
Earnings per share data:
Basic earnings per share	$ 2.51	1.21	1.00
Diluted earnings per share	2.43	1.19	.99
Weighted average shares outstanding data:
Basic shares outstanding	5,767	5,722	5,628
Dilutive stock options	174	94	58
Diluted shares outstanding	5,941	5,816	5,686
Comprehensive Income:
Net earnings	$ 14,453	$ 6,910	$ 5,643
Foreign currency translation adjustment	1,733	1,375	2,480
Minimum pension liability adjustment, net	6,668	1,359	4,197
Comprehensive Income	$ 22,854	$ 9,644	$ 12,320

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2006, 2005 and 2004
	(In thousands)
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$ 14,453	$ 6,910	$ 5,643
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	5,866	5,677	5,692
(Gain)loss on sale of plant assets	456	(9)	55
Minority interest	129	97	25
Loss on restructuring of operations	-	2,076	-
Stock compensation expense	784	203	188
Equity in net earnings of affiliate		-	(240)
Provision (benefit) for deferred income taxes	2,758	(1,291)	1,567
Dividends received from affiliate	-	-	195
Changes in operating assets and liabilities:
Trade accounts receivable, net	(4,151)	(186)	622
Inventories, net	(6,933)	897	(3,230)
Other assets	(1,883)	(370)	941
Accounts payable	2,209	818	(377)
Accrued liabilities	7,318	1,019	427
Accrued/prepaid retirement benefits	(2,729)	(2,864)	733
Net cash provided by operating activities	18,277	12,977	12,241
Cash flows from investing activities:
Proceeds from sale of plant assets	240	34	1
Proceeds from sale of affiliate	-	-	3,811
Acquisitions of plant assets	(8,385)	(12,009)	(4,180)
Acquisition of affiliate, net of cash acquired	(20,330)	-	(5,085)
Net cash used by investing activities	(28,475)	(11,975)	(5,453)
Cash flows from financing activities:
Bank overdraft	(562)	3,473	-
Increase(decrease) in notes payable, net	21,518	1,886	(1,382)
Payments of long-term debt	(4,500)	(2,104)	(922)
Proceeds from exercise of stock options	1,027	1,113	343
Acquisition of treasury stock	(214)	(755)	-
Dividends paid	(2,117)	(2,022)	(1,992)
Other	(92)	-	-
Net cash provided (used) by financing activities	15,060	1,591	(3,953)
Effect of exchange rate changes on cash	(49)	(106)	384
Net change in cash and cash equivalents	4,813	2,487	3,219
Cash and cash equivalents:
Beginning of year	11,614	9,127	5,908
End of year	$16,427	$ 11,614	$ 9,127
Supplemental cash flow information:
Cash paid during the year for:
Interest	$ 1,391	$ 1,412	$ 1,563
Income taxes	7,565	3,788	2,127

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended June 30, 2006, 2005 and 2004 (In thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Loss	Stock	Total

Balance at June 30, 2003	$ 11,653	$ 80,777	$(26,978)	$(17,595)	$47,857

Net earnings		5,643			5,643
Cash dividends		(1,992)			(1,992)
Translation adjustments			2,480		2,480
Minimum pension liability
adjustment			4,197		4,197
Compensation expense	188				188
Shares issued (acquired), net	(761)	____	____	1,104	343

Balance at June 30, 2004	11,080	84,428	(20,301)	(16,491)	58,716

Net earnings		6,910			6,910
Cash dividends		(2,022)			(2,022)
Translation adjustments			1,375		1,375
Minimum pension liability
adjustment			1,359		1,359
Compensation expense	203				203
Shares issued (acquired), net	(211)	____	____	569	358

Balance at June 30, 2005	11,072	89,316	(17,567)	(15,922)	66,899

Net earnings		14,453			14,453
Cash dividends		(2,117)			(2,117)
Translation adjustments			1,733		1,733
Minimum pension liability
adjustment			6,668		6,668
Compensation expense	784				784
Shares issued (acquired), net	(79)	____	____	892	813

Balance at June 30, 2006	$ 11,777	$101,652	$(9,166)	$(15,030)	$89,233

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is included in shareholders’ equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction losses of $38,000, $126,000 and $73,000 in 2006, 2005 and 2004, respectively.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $1,023,000 and $927,000 at June 30, 2006 and 2005, respectively. The allowance for doubtful accounts is estimated based on various factors including, the aging of the accounts receivable, the evaluation of the likelihood of success in collecting the receivable and historical write-off experience.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the immediate short-term maturity of these financial instruments. The fair value of long-term debt approximates the carrying amount at June 30, 2006 and exceeded its carrying amount by $66,000 at June 30, 2005, based on the current rates that would be offered to the Company for debt with the same remaining maturity.

Derivative Financial Instruments--The Company has written policies and procedures that place all financial instruments under the direction of the Company’s corporate treasury and restricts all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other income (expense), net as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2006 and 2005 was the euro. At June 30, 2006, the Company had net outstanding forward exchange contracts to purchase euros in the value of $2,250,000 with a weighted average maturity of 47 days. The fair value of the Company’s forward exchange contracts was a gain of approximately $31,000 at June 30, 2006. At June 30, 2005, the Company had net outstanding forward exchange contracts to purchase euros in the value of $2,153,000 with a weighted average maturity of 31 days. The fair value of the Company’s foreign exchange contracts was a loss of approximately $56,000 at June 30, 2005.

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

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets”. For property, plant and equipment and other long-lived assets, excluding indefinite lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

Investments in Affiliates--The Company’s investments in 20% to 50%-owned affiliates in which it has significant influence are accounted for using the equity method. Investments in affiliates where significant control does not exist are accounted for using the cost method.

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

Goodwill and Other Intangibles--Goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Impairment of goodwill is measured according to a two step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. The fair value is primarily determined using discounted cash flow analyses, however other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

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

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While the Company believes the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.

Deferred Taxes--The Company recognizes deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse.

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

Stock-Based Compensation--At June 30, 2006, the Company has two stock-based compensation plans, which are described more fully in Note L, “Stock Option Plans.” The Company accounts for these plans under the recognition and measurement provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which was adopted July 1, 2005. The effect on prior year net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is disclosed in Note L.

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

Reclassification--Certain amounts in the 2005 financial statements have been reclassified to conform to the presentation in the 2006 financial statements.

Recently Issued Accounting Standards

On March 30, 2005, FASB Interpretation (FIN) No. 47 “Accounting for Conditional Asset Retirement Obligations –An Interpretation of FASB Statement No. 143” was issued. FIN 47 addresses the diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of tangible long lived assets when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is not aware of any existing conditional asset retirement obligations as of June 30, 2006. As such, there is no impact on the Company’s financial statements.

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN No. 48 on its financial statements.

In July 2006, the FASB affirmed is intention to make the recognition provisions of its proposed standard, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB

Statements No 87, 88, 106 and 132(R)”, effective for public companies for fiscal years ending after December 15, 2006. The Company is in the process of assessing the impact of the proposed standard, including consultation with actuaries and advisors.

B. INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

	2006	2005
Finished parts	$39,656	$35,591
Work-in-process	11,176	7,565
Raw materials	14,249	5,325

	$65,081	$48,481

Inventories stated on a LIFO basis represent approximately 47% and 41% of total inventories at June 30, 2006 and 2005, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $22,249,000 and $22,082,000 at June 30, 2006 and 2005, respectively. Inventory quantities were reduced in 2005 resulting in a liquidation of LIFO inventory quantities carried at costs prevailing in prior years which were lower than current costs. The effect was to increase the 2005 net income by $133,000.

C. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

	2006	2005
Land	$ 3,534	$ 3,526
Buildings	30,772	30,408
Machinery and equipment	108,109	101,146

	142,415	135,080
Less accumulated depreciation	95,457	94,749

	$ 46,958	$ 40,331

Depreciation expense for the year ended June 30, 2006, 2005 and 2004 was $5,529,000, $5,108,000 and $5,226,000, respectively.

D. INVESTMENT IN AFFILIATE

The Company’s investment in affiliate consisted of a 25% minority interest in Palmer Johnson Distributors, LLC (PJD) a domestic distributor of Twin Disc products.

In January 2004, the Company sold its 25% minority interest in PJD to the majority holder, PJD, Inc. for $3,811,000 cash, which approximated the net book value of the investment. The Company recognized pre-tax earnings of $240,000 in fiscal year 2004 from its investment in PJD. In addition, the Company received cash distributions of $195,000 in fiscal year 2004.

E. GOODWILL AND OTHER INTANGIBLES

The Company performed impairment tests of its goodwill at June 30, 2006 and 2005 and determined that no impairment of goodwill existed. Goodwill at June 30, 2006 and 2005 is net of accumulated amortization of $789,000.

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2006 and 2005 were as follows (in thousands):

Balance at June 30, 2004	$12,717
Translation adjustment	137

Balance at June 30, 2005	12,854
Translation adjustment	36
Acquisition	2,414

Balance at June 30, 2006	$15,304

Included in Other assets at June 30, are the following acquired intangible assets that have defined useful lives and are subject to amortization (in thousands):

	2006	2005
Intangible assets with finite lives:
Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	4,732	654
Other	4,971	2,211

	12,718	5,880
Accumulated amortization	(3,382)	(3,045)
Translation adjustment	116	125

Total	$ 9,452	$ 2,960

The weighted average remaining useful life of the intangible assets included in the table above is approximately 9 years.

Intangible amortization expense for the year ended June 30, 2006, 2005 and 2004 was $337,000, $569,000 and $466,000, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2007	1,462
2008	1,462
2009	1,462
2010	1,258
2011	1,258
Thereafter	2,550

$9,452

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2006 and 2005 are $2,759,000 and $163,000, respectively. These assets are comprised of acquired tradenames.

The entire increase in the gross carrying amounts of goodwill and other intangible assets is the result of acquisitions completed in the current fiscal year and the impact of changes in foreign currency rates. See Note R, “Acquisitions,” for additional details.

F. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

	2006	2005
Salaries and wages	$10,016	$7,802
Retirement benefits	12,837	12,178
Warranty	6,948	6,679
Accrued income tax	4,352	2,742
Other	13,759	8,391
	$ 47,912	$ 37,792

G. WARRANTY

The following is a listing of the activity in the warranty reserve during the years ended June 30 (in thousands):

	2006	2005	2004
Reserve balance, July 1	$6,679	$6,478	$6,070
Current period expense	3,991	4,654	4,764
Payments or credits to customers	(3,934)	(4,428)	(4,290)
Translation	212	(25)	(66)

Reserve balance, June 30	$6,948	$6,679	$6,478
H. DEBT
Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements. These lines of credit may be withdrawn at the option of the banks. The following is aggregate borrowing information at June 30 (in thousands):

	2006	2005
Available credit lines	$ 4,196	$ 13,396
Unused credit lines	4,196	9,874
Outstanding credit lines	--	3,522
Notes payable-other	16	--
Total notes payable	$ 16	$ 3,522
Weighted-average interest
rates on credit lines	3.0%	3.0%
Long-term Debt:
Long-term debt consisted of the following at June 30 (in thousands):
	2006	2005
Revolving loan agreement	$ 9,000	$ 13,500
10-year unsecured senior notes	25,000	2,849
Secured long-term debt	1,140	1,137
Capital lease obligations	341	70
Other long-term debt	3,521	251

Subtotal	$ 39,002	$17,807
Less: current maturities	(633)	(2,849)
Total long-term debt	$ 38,369	$14,958

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

The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed below. The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness, the disposition of assets outside the ordinary course of business, the payment of dividends or other distributions or the making of certain other restricted payments, and the amount of capital expenditures made by Twin Disc in any fiscal year; however, the Company may pay cash dividends of up to $3,000,000 in any rolling four-quarter period, and may purchase or redeem up to $2,500,000 of outstanding capital stock in any rolling four-quarter period, so long as no Default or Event of Default (as defined in the Note Agreement) exists or would be created by such payments. The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000. Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

As a condition to the acquisition of the Notes, the Company entered into an amendment to that certain Loan Agreement, dated as of December 19, 2002, between the Company and M&I Marshall & Ilsley Bank (“M&I”), as amended, in which amendment M&I consented to the Company entering into the Note Agreement.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement which had an original expiration date of October 31, 2005. In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and extend the termination date of the agreement to October 31, 2007. This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants include a minimum consolidated net worth calculated consistently with the net worth covenant discussed in the above paragraph, minimum EBITDA of $11,000,000 at June 30, 2006 and a maximum total funded debt to EBITDA ratio of 2.5 at June 30, 2006. As of June 30, 2006, the Company was in compliance with these covenants. The outstanding balance of $9,000,000 and $13,500,000 at June 30, 2006 and 2005, respectively, is classified as long-term debt. Borrowings under this agreement bear interest on a schedule determined by the Company’s leverage ratio and the LIBOR interest rate (LIBOR plus 1.00% and 1.25% at June 30, 2006 and 2005, respectively). The rate was 6.129% and 4.390% at June 30, 2006 and 2005, respectively.

The secured long term debt of $1,140,000 at June 30, 2006 represents a Rolla mortgage loan maturing in May 2008, carrying an interest rate of 4.25% .

The aggregate scheduled maturities of outstanding long term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
2007	$ 633
2008	10,889
2009	721
2010	4,257
2011	4,229
Thereafter	18,273

$39,002

I. LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
2007	$ 2,734
2008	2,192
2009	1,691
2010	1,335
2011	852
Thereafter	754
$ 9,558

Total rent expense for operating leases approximated $3,002,000, $3,248,000, and $3,587,000 in 2006, 2005 and 2004, respectively.

J. SHAREHOLDERS' EQUITY

At June 30, 2006 and 2005, treasury stock consisted of 718,236 and 764,044 shares of common stock, respectively. The Company issued 53,050 shares of treasury stock in 2006, to fulfill its obligations under the stock option plans and restricted stock grants. The difference between the cost of treasury shares and the option price is recorded in common shares. The fair value of the restricted stock grants are recorded as compensation over the vesting period which is generally 1 to 4 year periods. The Company repurchased 8,242 shares of stock in 2006 for $214,000, which was recorded as treasury stock.

Cash dividends per share were $0.365, $0.35 and $0.35 in 2006, 2005 and 2004, respectively (on a post-split basis).

In 1998, the Company's Board of Directors established a Shareholder Rights Plan and distributed to shareholders one preferred stock purchase right for each outstanding share of common stock (pursuant to the split of the Company’s stock, each share of common stock currently has one-half of a Right). Under certain circumstances, a right may be exercised to purchase one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $160, subject to certain anti-dilution adjustments. The rights become exercisable ten (10) days after a public announcement that a party or group has either acquired at least 15% (or at least 25% in the case of existing holders who currently own 15% or more of the common stock), or commenced a tender offer for at least 25% of the Company's common stock. Generally, after the rights become exercisable, if the Company is a party to certain merger or business combination transactions, or transfers 50% or more of its assets or earnings power, or certain other events occur, each right will entitle its holders, other than the acquiring person, to buy a number of shares of common stock of the Company, or of the other party to the transaction, having a value of twice the exercise price of the right. The rights expire June 30, 2008, and may be redeemed by the Company for $.05 per right at any time until ten (10) days following the stock acquisition date. The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 50,000 shares of the preferred stock for the purpose of the Shareholder Rights Plan.

K. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company and its subsidiaries are engaged in the manufacture and sale of marine and heavy duty off-highway power transmission equipment. Principal products include marine transmissions, surface drives, propellers and boat management systems, as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems. The Company sells to both domestic and foreign customers in a variety of market areas, principally pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government and industrial markets.

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

Information about the Company's segments is summarized as follows (in thousands):

	Manufacturing	Distribution	Total
2006

Net sales	$226,540	$77,729	$304,269
Intra-segment sales	10,167	3,632	13,799
Inter-segment sales	42,462	4,721	47,183
Interest income	304	90	394
Interest expense	3,037	89	3,126

Income taxes	10,039	2,416	12,455
Depreciation and amortization	5,509	356	5,865
Segment earnings	18,540	4,359	22,899
Segment assets	239,138	53,896	293,034
Expenditures for segment assets	8,098	287	8,385

2005

Net sales	$206,630	$67,743	$274,373
Intra-segment sales	11,084	4,221	15,305
Inter-segment sales	36,380	4,216	40,596
Interest income	296	29	325
Interest expense	1,254	89	1,343
Income taxes	4,386	1,948	6,334
Depreciation and amortization	5,310	367	5,677
Segment earnings	5,831	3,286	9,117
Segment assets	170,782	33,356	204,138
Expenditures for segment assets	11,656	353	12,009

2004

Net sales	$172,688	$59,176	$231,864
Intra-segment sales	8,930	4,252	13,182
Inter-segment sales	30,081	2,512	32,593
Interest income	395	36	431
Interest expense	1,176	111	1,287
Income taxes	3,989	1,671	5,660
Depreciation and amortization	5,284	355	5,639
Segment earnings	5,756	2,975	8,731
Segment assets	166,049	28,232	194,281
Expenditures for segment assets	8,980	285	9,265

The following is a reconciliation of reportable segment net sales, earnings and assets to the Company’s consolidated totals (in thousands):

	2006	2005	2004
Net sales:
Total net sales from reportable segments	$304,269	$274,373	$231,864
Elimination of inter-company sales	(60,982)	(55,901)	(45,775)

Total consolidated net sales	$243,287	$218,472	$186,089

Net Earnings:
Total earnings from
reportable segments	$ 22,899	$ 9,117	$8,731
Other corporate expenses	(8,446)	(2,207)	(3,088)

Total consolidated net earnings	$ 14,453	$ 6,910	$5,643

Assets
Total assets for reportable segments	$293,034	$204,138
Elimination of inter-company assets	(55,104)	(17,308)
Corporate assets	(1,758)	1,207

Total consolidated assets	$236,172	$188,037

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2006
Interest income	$ 394	$ (92)	$ 302
Interest expense	3,126	(1,408)	1,718
Income taxes	12,455	(3,985)	8,470
Depreciation and amortization	5,865	1	5,866
Expenditures for segment assets	8,385	--	8,385

2005
Interest income	$ 325	$ (185)	$ 140
Interest expense	1,343	(209)	1,134
Income taxes	6,334	(3,849)	2,485
Depreciation and amortization	5,677	--	5,677
Expenditures for segment assets	12,009	--	12,009

2004
Interest income	$ 431	$ (179)	$ 252
Interest expense	1,287	(209)	1,078
Income taxes	5,660	(696)	4,964
Depreciation and amortization	5,639	53	5,692
Expenditures for segment assets	9,265	-	9,265

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):

	2006	2005	2004
Net sales
United States	$148,502	$134,646	$107,146
Other countries	94,785	83,826	78,943

Total	$243,287	$218,472	$186,089

Long-lived assets
United States	$ 57,366	$ 59,171
Belgium	36,414	7,999
Other countries	31,965	16,850
Elimination of inter-company assets	(40,704)	(5,508)

Total	$ 85,041	$ 78,512

There were no customers that accounted for 10% or more of consolidated net sales in 2006, 2005 and 2004.

L. STOCK OPTION PLANS

During fiscal 2005, the Company adopted the Twin Disc, Incorporated 2004 Stock Incentive Plan for Non-Employee Directors (the “Directors’ Plan”), a plan to grant non-employee directors options to purchase up to 72,000 shares of common stock, and the Twin Disc, Incorporated 2004 Stock Incentive Plan (the “Stock Incentive Plan”), a plan under which officers and key employees may be granted options to purchase up to 328,000 shares of common stock as well as other equity-based awards. The Directors’ Plan grants non-employee directors who are elected or reelected to the board, or who continue to serve on the board, options to purchase 600 shares of common stock as of each annual meeting of shareholders. Such options carry an exercise price equal to the fair market value of the Company’s common stock as of the date of grant, vest immediately, and expire ten years after the date of grant. Options granted under the Stock Incentive Plan are determined to be non-qualified or incentive stock options as of the date of grant, and may carry a vesting schedule. For options under the Stock Incentive Plan that are intended to qualify as incentive stock options, if the optionee owns more than 10% of the total combined voting power of the

Company’s stock, the price will not be less than 110% of the grant date fair market value and the options expire five years after the date of grant.

The Company has 7,200 non-qualified stock options outstanding as of June 30, 2006 under the Twin Disc, Incorporated 2004 Stock Incentive Plan for Non-Employee Directors.

The Company has 34,500 incentive stock options and 91,500 non-qualified stock options outstanding at June 30, 2006 under the Twin Disc, Incorporated 1998 Incentive Compensation plan and the 1998 Stock Option Plan for Non-employee Directors. The 1998 plans were terminated during 2004, except that options then outstanding will remain so until exercised or until they expire.

The Company has 9,500 incentive stock options and 23,200 non-qualified stock options outstanding at June 30, 2006 under the Twin Disc, Incorporated 1988 Incentive Stock Option plan and the 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors. The 1988 plans were terminated during 2004, except that options then outstanding will remain so until exercised or until they expire.

Shares available for future options as of June 30 were as follows:

			2006		2005
2004 Stock Incentive Plan			239,600	295,100
2004 Stock Incentive Plan for Non-employee Directors			57,600		64,800

Stock option transactions under the plans during 2006, 2005 and 2004 were as follows:

	Weighted		Weighted		Weighted
	Average		Average		Average
	2006	Price	2005	Price	2004	Price

Non-qualified stock options:
Options outstanding
at beginning of year	157,700	$ 9.68	208,700	$ 9.45	266,300	$ 9.27
Granted	3,600	20.23	4,800	12.45	-	-
Canceled/expired	-	-	(4,400)	12.82	(30,900)	9.95
Exercised	(39,400)	10.38	(51,400)	8.76	(26,700)	7.09

Options outstanding at June 30	121,900	$ 9.76	157,700	$ 9.68	208,700	$ 9.45

Options price range
($6.50 - $9.97)

Number of shares	82,100

Weighted average price	$ 7.96

Weighted average remaining life	5.92 years

Options price range
($10.94 - $14.38)

Number of shares	36,200

Weighted average price	$ 12.81

Weighted average remaining life	3.71 years

Options price range
($20.23 - $20.23)
Number of shares	3,600
Weighted average price	$ 20.23
Weighted average remaining life	10.00 years

	Weighted		Weighted		Weighted
	Average		Average		Average
	2006	Price	2005	Price	2004	Price

Incentive stock options:
Options outstanding
at beginning of year	91,200	$10.80	167,700	$10.34	213,400	$10.28
Granted	-	-	-	-	-	-
Canceled/expired	(1,900)	12.25	(6,200)	11.33	(26,300)	11.58
Exercised	(45,300)	12.03	(70,300)	9.66	(19,400)	7.93
Options outstanding at June 30	44,000	$ 9.46	91,200	$10.80	167,700	$10.34
Options price range
($7.53 - $9.97)
Number of shares	34,500
Weighted average price	$ 8.36
Weighted average remaining life	5.48 years

Options price range
($10.94 - $14.37)
Number of shares	9,500
Weighted average price	$ 13.43
Weighted average remaining life	2.32 years

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

	2005	2004
Net earnings (loss)
As reported	$ 6,910	$ 5,643

Pro forma	6,900	5,643

Basic earnings (loss) per share
As reported	$1.21	$ 1.00
Pro forma	1.20	1.00

Diluted earnings (loss) per share
As reported	$1.19	$ 0.99
Pro forma	1.18	0.99

The above pro forma net earnings and earnings per share were computed using the fair value of options at the date of grant (for options granted after June 1995) as calculated by the Black-Scholes option-pricing method and the following assumptions:

	2005	2004
Dividend yield	3.65%	-
Volatility	32.67%	-
Risk-free interest rate(s)	3.30%	-
Expected life in years	5.00	-

Exercise price equal to fair value at grant date	$12.45	-

Weighted average fair value at grant date	$ 2.86	-

Incentive options granted to greater than 10% shareholders are calculated using a 3 year term and an exercise price equal to 110% of the fair market value on the date of grant. There were no incentive options granted to a greater than 10% shareholder during the years presented.

In fiscal 2006, the Company granted 47,510 performance stock unit award grants to various employees of the Company, including executive officers. The stock unit awards will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal year ending June 30, 2008. If such objective is met, the employees will receive a cash payment equal to the number of units multiplied by the fair-value of the Company’s common stock as of June 30, 2008. The performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the stock unit awards is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year-ended June 30, 2006, related to the performance stock unit award grants, approximated $312,000.

In fiscal 2006 and 2005, the Company granted 66,700 and 63,000 performance stock awards, respectively, to various employees of the Company, including executive officers. The stock awards will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal years ending June 30, 2007 and 2008. The fair-value of the performance shares is based on the closing trading value of the Company’s stock on the date of grant. The fair value of the stock awards is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year-end June 30, 2006 and 2005, related to performance stock awards, approximated $689,000 and $0, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled. During fiscal 2006 and 2005, the Company granted 3,600 and 9,600 service based restricted shares to employees. There were 34,000 and 60,600 unvested shares outstanding at June 30, 2006 and 2005, respectively. Compensation expense of $140,000 and $203,000 was recognized during the year-ended June 30, 2006 and 2005, respectively, related to these service-based awards.

M. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,024,000, $2,278,000, and $2,840,000 in 2006, 2005 and 2004, respectively. Total engineering and development costs were $8,070,000, $8,050,000, and $7,600,000 in 2006, 2005 and 2004, respectively.

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

In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain domestic retirees. All employees retiring after December 31, 1992, and electing to continue coverage through the Company's group plan, are required to pay 100% of the premium cost. On June 20, 2003 the Board of Directors amended the coverage under the plans as follows:

·	Pre-1993 retirees are required to pay any cost increases after 2003 for retiree medical coverage.

·	Dental and vision coverage for Pre-1993 retirees was eliminated.

·	Life insurance coverage for individuals who retire on or after October 1, 2003 was eliminated.

·	Access to retiree medical coverage after age 65 for individuals who retire on or after October 1, 2003 and their spouses was eliminated.

·	Retiree medical coverage was eliminated for all employees hired on or after October 1, 2003.

·	A Healthcare Reimbursement Account (“HRA”) program will be established for individuals who retire after January 1, 1993 but before age 65.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plan’s funded status and the amounts recognized in the Company's balance sheets and statement of operations as of June 30 (dollars in thousands):

			Other
	Pension		Postretirement
	Benefits		Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation, beginning of year	$125,402	$124,151	$ 26,110	$ 29,795
Service cost	1,171	1,285	73	52
Interest cost	6,974	7,169	1,406	1,674
Amendments	-	-	-	-
Actuarial (gain) loss	(3,140)	1,992	(399)	(1,838)
Benefits paid	(8,531)	(9,195)	(3,343)	(3,573)

Benefit obligation, end of year	$121,876	$125,402	$ 23,847	$ 26,110

Change in plan assets:
Fair value of assets, beginning of year	$ 96,238	$ 89,038	$ -	$ -
Actual return on plan assets	12,517	8,239	-	-

Employer contribution	4,399	8,156	3,343	3,573
Benefits paid	(8,531)	(9,195)	(3,343)	(3,573)

Fair value of assets, end of year	$104,623	$ 96,238	-	-

Funded status:	$(17,253)	$(29,164)	$(23,847)	$(26,109)
Unrecognized net transition obligation	251	296	-	-
Unrecognized actuarial loss	35,422	47,130	10,387	11,808
Unrecognized prior service cost	(4,031)	(4,653)	(4,070)	(4,749)

Net amount recognized	$ 14,389	$ 13,609	$(17,530)	$(19,050)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(17,026)	$(28,737)	$(17,530)	$(19,050)
Intangible asset	-	-	-	-
Deferred tax asset	12,252	16,515	-	-
Minimum pension liability adjustment	19,163	25,831	-	-

Net amount recognized	$ 14,389	$ 13,609	$(17,530)	$(19,050)

The accumulated benefit obligation for all defined benefit pension plans was $121,876,000 and $125,402,000 at June 30, 2006 and 2005, respectively. The Medicare Part D subsidy reduced the accumulated postretirement benefit obligation by $1,959,000 and $1,680,000 as of June 30, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

		June 30
		2006	2005

Projected and accumulated benefit obligation		$121,876	$125,402
Fair value of plan assets		104,623	96,238

Components of Net Periodic Benefit Cost

	Pension Benefits
	2006	2005	2004

Service cost	$ 1,171	$ 1,285	$ 1,260
Interest cost	6,974	7,169	7,475
Expected return on plan assets	(7,820)	(7,321)	(6,361)
Amortization of prior service cost	96	124	124
Amortization of transition obligation	63	59	60
Amortization of net loss	3,138	3,262	3,990

Net periodic benefit cost	$ 3,622	$ 4,578	$ 6,548

	Other Postretirement Benefits
	2006	2005	2004

Service cost	$ 73	$ 52	$ 45
Interest cost	1,406	1,674	2,057
Recognized prior service cost	(678)	(678)	(678)
Recognized net actuarial loss	1,022	1,333	1,547

Net periodic benefit cost	$ 1,823	$ 2,381	$ 2,971

The Medicare Part D subsidy reduced the postretirement benefit expense by $283,000 for fiscal 2006.

Additional Information
			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Decrease in minimum
liability included in other
comprehensive income	$ (6,668)	$(1,359)	N/A	N/A

Assumptions

Weighted average assumptions used
to determine benefit obligations
at June 30

	2006	2005	2006	2005

Discount rate	6.00%	5.75%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%

Weighted average assumptions used
to determine net periodic benefit
cost for years ended June 30

	2006	2005	2006	2005

Discount rate	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%

The assumed weighted average health care cost trend rate was 8% in 2006, grading down to 6% in 2008. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $450,000 and the service and interest cost by approximately $23,000. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $438,000 and the service and interest cost by approximately $22,000.

Plan Assets

The Company’s pension plan weighted-average asset allocations at June 30, 2006 and 2005, by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2006	2005

Equity securities	70%	71%	64%
Debt securities	20%	19%	32%
Real Estate	10%	10%	4%

	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The pension plans held 124,804 shares of Company stock with a fair market value of $3,820,250 (3.8% percent of total plan assets) and $1,366,604 (1.5% percent of total plan assets) at June 30, 2006 and 2005, respectively.

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

The plans have a long-term return assumption of 8.50% . This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories.

Cash Flows

Contributions

The Company expects to contribute $5,077,000 to its pension plan in fiscal 2007. The Company is reviewing the impact of the Pension Protection Act of 2006, and may elect to make additional contributions as deemed appropriate.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other Postretirement Benefits
	Pension	Gross	Part D	Net Benefit
	Benefits	Benefits	Reimbursement	Payments

2007	$9,458	$3,136	$332	$2,804
2008	9,262	2,961	331	2.630
2009	9,334	2,844	324	2,520
2010	9,380	2,744	317	2,427
2011	9,453	2,677	307	2,370
Years 2012-2016	46,907	10,107	407	9,700

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $1,745,000, $1,348,000 and $1,266,000 in 2006, 2005 and 2004, respectively.

O. INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows (in thousands):

	2006	2005	2004
United States	$13,996	$ 5,281	$ 3,898
Foreign	9,056	4,211	6,734

	$23,052	$ 9,492	$10,632

The provision (credit) for income taxes is comprised of the following (in thousands):

	2006	2005	2004
Currently payable:
Federal	$1,640	$ 446	$ 545
State	278	32	50
Foreign	3,794	3,298	2,802

	5,712	3,776	3,397

Deferred:
Federal	2,001	(813)	1,081
State	532	272	279
Foreign	225	(750)	207

	2,758	(1,291)	1,567

	$ 8,470	$ 2,485	$ 4,964

The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).

	2006	2005
Deferred tax assets:
Retirement plans and employee benefits	$13,237	$18,967
Alternative minimum tax credit
carryforwards	460	1,159
Foreign tax credit carryforwards	1,662	2,297
State net operating loss and other
state credit carryforwards	19	399
Other	1,903	5,036

	17,281	27,858
Deferred tax liabilities:
Property, plant and equipment	5,215	4,064
Intangibles	2,134	1,780

	7,349	5,844

Valuation allowance	-	(270)

Total net deferred tax assets	$ 9,932	$21,744

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize deferred tax assets. Of the $1,662,000 in foreign tax credit carryforwards at June 30, 2006, $71,000 will expire in 2011, $58,000 will expire in 2012, $729,000 will expire in 2013, $578,000 will expire in 2014 and $226,000 will expire in 2015. The alternative minimum tax credit carryforwards can be carried forward indefinitely. Of the $19,000 of state net operating loss carryforwards at June 30, 2006, $19,000 will expire in 2018.

During 2006, the Company reversed a $270,000 valuation allowance on certain foreign tax credit carryforwards that are expected to be utilized as a result of certain internal corporate restructurings and transactions.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2006	2005	2004

U.S. federal income tax at 35%	$ 8,023	$ 3,194	$3,605
Increases (reductions)

in tax resulting from:
Foreign tax items	398	(354)	1,082
State taxes	563	304	347
Valuation allowance	(270)	(1,133)	-
Change in prior year estimate	(365)	-	-
Other, net	121	474	(70)

	$ 8,470	$2,485	$ 4,964

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $11.5 million at June 30, 2006. The Company has provided for the estimated residual U.S. tax on a portion of these earnings, which may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. If these indefinitely reinvested earnings were remitted to the U.S. they would be subject to U.S. income tax. However this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

P. CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

Q. RESTRUCTURING OF OPERATIONS

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of 2005 as the Company restructured its Belgian operation to improve future profitability. The charge consists of prepension costs for 37 employees; 33 manufacturing employees and 4 salaried employees. During 2006 and 2005, the Company made cash payments of $214,000 and $0, respectively. Accrued restructuring costs were $1,706,000 and $2,076,000 at June 30, 2006 and 2005, respectively.

During the second quarter of 2003, the Company recorded a pre-tax restructuring charge of $2,042,000 million in connection with the reduction of its workforce. These actions were taken in an effort to streamline the Company’s cost structure and align its corporate workforce with market conditions. The charge consists of employee termination and severance benefits for a total of 58 employees; 48 production employees and 10 salaried employees. During 2006 and 2005, the Company made cash payments of $153,000 and $143,000, respectively. Accrued restructuring costs were $734,000 and $743,000 at June 30, 2006 and 2005, respectively.

R. ACQUISITIONS

BCS Group Acquisition

Effective May 31, 2006, the Company acquired 100% of the outstanding stock of four related foreign entities: B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company (collectively the “BCS Group”). This acquisition was accounted for using the purchase method of accounting.

The BCS Group has a fiscal year ended May 31. No results of operations for the BCS Group are included in the consolidated results for the year ended June 30, 2006 as the acquisition was effective with their fiscal year end of May 31, consistent with the Company’s consolidation principles (see Note A).

The purchase price, including acquisition costs, net of cash acquired was $20,330,000.

The condensed balance sheet of the BCS Group as of May 31, 2006 is as follows (in thousands):

Current Assets	$ 26,009
Net Fixed Assets	4,136
Other Assets	315

Intangibles	11,210

Total assets acquired	$ 41,670

Current Liabilities	$ 13,573
Deferred Taxes	4,823
Stockholders’ Equity	23,274

$41,670

Intangible assets identified and the amounts assigned are as follows:

Intangible Assets Subject toAmortization:

Customer relationships	$1,737
Distribution Network	331
Non-compete agreements	4,132
$6,200

The weighted average amortization period is 9 years.

Intangible Assets Not Subject to Amortization:

Trademark	$ 2,596
Goodwill	2,414

$ 5,010

The goodwill is not expected to be deductible for tax purposes.

The following unaudited pro forma results of operations of the Company for fiscal 2006 are stated as though the transaction and related financing activities had occurred at the beginning of fiscal 2006, in thousands.

Net sales
As reported	243,287
Pro forma	269,460

Net earnings
As reported	14,453
Pro forma	15,337

Basic earnings per share
As reported	2.51
Pro forma	2.66

Diluted earnings per share
As reported	2.43
Pro forma	2.58

The unaudited pro forma financial information presented above is for informational purposes only and does not necessarily reflect the results of operations that would have occurred had the acquisition taken place on the date assumed above, and those results are not necessarily indicative of the results of future combined operations.

Rolla Acquisition

Effective May 31, 2004, the Company acquired 100% of the common stock of Rolla SP Propellers SA of Novazzano, Switzerland. Rolla designs and manufactures custom propellers.

Rolla has a fiscal year ending May 31. No results of operations of Rolla are included in consolidated results for the year ended June 30, 2004. A full year’s results are included in the consolidated results for the year ended June 30, 2005 and 2006.

The purchase price, including acquisition costs, net of cash acquired was $5,085,000.

The condensed balance sheet of Rolla as of May 31, 2004 is as follows (in thousands):

Current assets	$ 3,323
Net Fixed Assets	3,636
Intangibles	3,189

Total assets acquired	$10,148

Current Liabilities	$ 2,056
Long Term Debt	1,146
Deferred Taxes	655
Stockholders’ Equity	6,291
$10,148

Intangible assets identified and the amounts assigned are as follows:

Intangible Assets Subject to Amortization:

Proprietary Technology	$ 840
Computer Software	860
Other	408
$ 2,108

The Weighted Average Amortization Period is 7 years.

Intangible Assets Not Subject to Amortization:

Goodwill	$ 927
Tradename	154
$ 1,081

The goodwill is not expected to be deductible for tax purposes.

S. STOCK SPLIT

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

TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2006, 2005 and 2004
(In thousands)

-----------Additions----------
	Balance at	Charged to			Balance at
	Beginning	Costs and	Net		end of
Description	of Period	Expenses	Acquired	Deductions(1)	of Period

2006:
Allowance for losses on
accounts receivable	$927	$ 126	$140	$ 170	$1,023

Reserve for inventory
obsolescence	4,510	1,753	960	1,270	5,953

2005:
Allowance for losses on
accounts receivable	$ 604	$ 365	-	$ 42	$ 927
Reserve for inventory
obsolescence	4,672	2,020	-	2,182	4,510

2004:
Allowance for losses on
accounts receivable	$ 502	$ 208	-	$ 106	$ 604
Reserve for inventory
obsolescence	5,413	1,873	-	2,614	4,672

(1) Accounts receivable written-off and inventory disposed of during the year and other adjustments (primarily foreign currency translation adjustments).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TWIN DISC, INCORPORATED

By /s/   JEFFREY S. KNUTSON
Jeffrey S. Knutson, Corporate Controller
(Chief Accounting Officer)

September 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

( By /s/ MICHAEL E. BATTEN
	(	Michael E. Batten, Chairman, President
	(	Chief Executive Officer and Director
(
(
September 13, 2006	(
( By /s/ CHRISTOPHER J. EPERJESY
	(	Christopher J. Eperjesy, Vice
	(	President-Finance, Chief Financial
	(	Officer and Secretary

	(	John H. Batten, Director
September 13, 2006	(	John A. Mellowes, Director
	(	David B. Rayburn, Director
	(	Harold M. Stratton II, Director
	(	David L. Swift, Director
	(	George E. Wardeberg, Director
	(	David R. Zimmer, Director
(
( By /s/ CHRISTOPHER J. EPERJESY
	(	Christopher J. Eperjesy, Attorney in Fact

EXHIBIT INDEX

TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2006

Exhibit	Description	Included
Herewith

3a)	Articles of Incorporation, as restated October 21, 1988 (Incorporated by reference to Exhibit 3(a) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.

b)	Corporate Bylaws, as amended through July 31, 2006 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated July 31, 2006, File No. 001-07635).

4a)	Form of Rights Agreement dated as of April 17, 1998 by and between the Company and the Firstar Trust Company, as Rights Agent, with Form of Rights Certificate (Incorporated by reference to Exhibits 1 and 2 of the Company's Form 8-A dated May 4, 1998). File No. 001-07635.

b)	Announcement of Shareholder Rights Plan per news release dated April 17, 1998 (Incorporated by reference to Exhibit 6(a), of the Company's Form 10-Q dated May 4, 1998). File No. 001-07635.

Material Contracts
10a)	The 1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10(a) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.

b)	The 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors (Incorporated by reference to Exhibit 10(b) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.

c)	Amendment to 1988 Incentive Stock Option Plan of Twin Disc, Incorporated (Incorporated by reference to Exhibit 10(c) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001- 07635.

d)	Amendment to 1988 Non-Qualified Incentive Stock Option Plan for Officers, Key Employees and Directors of Twin Disc, Incorporated (Incorporated by reference to Exhibit 10(d) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.

e)	Form of Severance Agreement for Senior Officers and form of Severance Agreement for Other Officers (Incorporated by reference to Exhibit 10(e) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.

f)          Director Tenure and Retirement Policy (Incorporated by reference to f) Exhibit 10(g) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.

g)          Form of Twin Disc, Incorporated Corporate Short Term Incentive Plan g) (Incorporated by reference to Exhibit 10(h) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.

h)             The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.

i)              The 1998 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.

j)           The 2004 Stock Incentive Plan (Incorporated by reference to Exhibit B j) of the Proxy Statement for the Annual Meeting of Shareholders held on October 15, 2004). File No. 001-07635.

k)           The 2004 Stock Incentive Plan for Non-Employee Directors k) (Incorporated by reference to Exhibit C of the Proxy Statement for the Annual Meeting of Shareholders held on October 15, 2004). File No. 001-07635.

l)            Performance Stock Award Agreement (Incorporated by reference to l) Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.

m)          Amendment to Supplemental Retirement Plan (Incorporated by m) reference to Exhibit 10.2 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.

n)              Change in Control Severance Agreements (Incorporated by reference to n) Exhibits 10.3, 10.4 and 10.6 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.

o)              Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the o) Company’s Form 8-K dated August 2, 2005). File No. 001-07635.

p)              Waiver and Release Agreement (Incorporated by reference to Exhibit p) 10.7 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.

21	Subsidiaries of the Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

24	Power of Attorney	X

31a	Certification	X

31b	Certification	X

32a	Certification pursuant to 18 U.S.C. Section 1350	X

32b	Certification pursuant to 18 U.S.C. Section 1350	X

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Twin Disc, Incorporated, the registrant (a Wisconsin Corporation) owns directly or indirectly 100% of the following subsidiaries:

1.	Twin Disc International, S.A. (a Belgian corporation)

2.	Twin Disc Technodrive Srl (an Italian corporation)

3.	Rolla Sp Propellers SA (a Swiss corporation)

4.	Twin Disc Srl (an Italian corporation)

5.	Twin Disc (Pacific) Pty. Ltd. (an Australian corporation)

6.	Twin Disc (Far East) Ltd. (a Delaware corporation operating in Singapore and Hong Kong)

7.	Mill-Log Equipment Co., Inc. (an Oregon corporation)

8.	Mill-Log Equipment Ltd. (a Canadian corporation)

9.	Twin Disc Southeast, Inc. (a Florida corporation)

10.	Technodrive SARL (a French corporation)

11.	BCS S.r.l. (an Italian limited liability corporation)

12.	BCS Service S.r.l. (an Italian limited liability corporation)

13.	Vetus Italia S.r.l. (an Italian limited liability corporation)

14.	Boat Equipment Limited (a Maltese limited liability corporation)

Twin Disc, Incorporated also owns 66% of Twin Disc Nico Co. LTD. (a Japanese corporation).

The registrant has no parent nor any other subsidiaries. All of the above subsidiaries are included in the consolidated financial statements.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-9929, 333-69361, 333-69015, 33-26816, 33-26817) of Twin Disc, Incorporated of our report dated September 13, 2006 relating to the financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 13, 2006

EXHIBIT 24

POWER OF ATTORNEY

The undersigned directors of Twin Disc, Incorporated hereby severally constitute Michael E. Batten and Christopher J. Eperjesy, and each of them singly, true and lawful attorneys with full power to them, and each of them, singly, to sign for us and in our names as directors the Form 10-K Annual Report for the fiscal year ended June 30, 2006 pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, and generally do all such things in our names and behalf as directors to enable Twin Disc, Incorporated to comply with the provisions of the Securities and Exchange Act of 1934 and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures so they may be signed by our attorneys, or either of them, as set forth below.

/s/ JOHN A. MELLOWES	)
John A. Mellowes, Director	)
)
)
/s/ HAROLD M. STRATTON II	)
Harold M. Stratton II, Director	)
)
)
/s/ DAVID B. RAYBURN	)
David B. Rayburn, Director	)
)
) July 28, 2006
/s/ DAVID L. SWIFT	)
David L. Swift, Director	)
)
)
/s/ GEORGE E. WARDEBERG	)
George E. Wardeberg, Director	)
)
)
/s/ DAVID R. ZIMMER	)
David R. Zimmer, Director	)