Form 10-Q
period 2006-09-30
TWIN DISC INC
filed 2006-11-09
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

Commission File Number 1-7635

TWIN DISC, INCORPORATED
(Exact name of registrant as specified in its charter)

Wisconsin	39-0667110
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1328 Racine Street, Racine, Wisconsin 53403
(Address of principal executive offices)

(262) 638-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes__      No X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):                                                                                                  Large Accelerated Filer __          Accelerated Filer X          Non-accelerated filer __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__      No X .

At October 31, 2006, the registrant had 5,841,588 shares of its common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Unaudited)

	September 30,	June 30,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$15,914	$ 16,427
Trade accounts receivable, net	49,655	55,963
Inventories, net	72,475	65,081
Deferred income taxes	5,740	5,780
Other	8,118	7,880

Total current assets	151,902	151,131

Property, plant and equipment, net	46,730	46,958
Goodwill	15,559	15,304
Deferred income taxes	4,351	4,152
Intangible assets, net	11,938	12,211
Other assets	6,493	6,416

	$236,973	$236,172
Liabilities and Shareholders' Equity
Current liabilities:
Bank overdraft	$ 1,942	$ 3,194
Notes payable	120	16
Current maturities of long-term debt	582	633
Accounts payable	25,308	27,866
Accrued liabilities	44,380	47,912

Total current liabilities	72,332	79,621

Long-term debt	49,946	38,369
Accrued retirement benefits	20,611	28,065
Other long-term liablilities	553	312

	143,442	146,367

Minority interest	594	572

Shareholders' equity:
Common shares authorized: 15,000,000;
issued: 6,550,224; no par value	12,103	11,777
Retained earnings	104,770	101,652
Accumulated other comprehensive loss	(9,107)	(9,166)

	107,766	104,263
Less treasury stock, at cost
(708,636 and 718,236 shares, respectively)	14,829	15,030

Total shareholders' equity	92,937	89,233

	$236,973	$236,172

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended
	September 30,
	2006	2005

Net sales	$65,774	$49,577
Cost of goods sold	45,461	35,173
	20,313	14,404

Marketing, engineering and administrative expenses	13,652	10,147
Interest expense	643	316
Other expense (income), net	(80)	(54)
	14,215	10,409

Earnings before income taxes and minority interest	6,098	3,995
Income taxes	2,377	1,466

Earnings before minority interest	3,721	2,529
Minority interest	(49)	(43)

Net earnings	$ 3,672	$ 2,486

Dividends per share	$0.0950	$ 0.0875

Earnings per share data:
Basic earnings per share	$0.63	$0.43
Diluted earnings per share	$0.62	$0.42

Shares outstanding data:
Average shares outstanding	5,802	5,731
Dilutive stock options	103	109

Diluted shares outstanding	5,905	5,840

Comprehensive income:
Net earnings	$ 3,672	$ 2,486
Foreign currency translation adjustment	59	(275)

Comprehensive income	$ 3,731	$ 2,211

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$ 3,672	$ 2,486
Adjustments to reconcile net earnings to
net cash used by operating activities:
Depreciation and amortization	1,444	1,317
Net change in working capital,
excluding cash	(14,438)	(10,226)

	(9,322)	(6,423)
Cash flows from investing activities:
Acquisitions of fixed assets	(1,267)	(1,303)

	(1,267)	(1,303)
Cash flows from financing activities:
Bank overdraft	(1,252)	606
Increase (decrease) in notes payable, net	101	(303)
Proceeds from long-term debt	11,577	5,375
Proceeds from exercise of stock options	100	731
Purchase of treasury stock	-	(125)
Dividends paid	(554)	(505)

	9,972	5,779

Effect of exchange rate changes on cash	104	(165)

Net change in cash and cash equivalents	(513)	(2,112)

Cash and cash equivalents:
Beginning of period	16,427	11,614

End of period	$15,914	$ 9,502

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A. Basis of Presentation

The unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the the United States of America.

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. This reclassification had no impact on the Company’s Condensed Consolidated Statement of Operations.

New Accounting Releases

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN No. 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007 and are not expected to have a material impact on the financial statements of the Company.

During September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer that sponsors one or more single-employer defined benefit plans to:

1.	Recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position.

2.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 , Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

3.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position.

4.	Disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

This statement is effective for fiscal years ending after December 15, 2006. The Company’s initial estimate of the impact of adopting this statement results in the recognition of an additional liability of $6,544,000 (primarily related to postretirement healthcare), a deferred tax impact of $2,552,000 and an offsetting charge to other comprehensive income of $3,992,000.

B. Inventory

The major classes of inventories were as follows (in thousands):

	September 30,	June 30,
	2006	2006
Inventories:
Finished parts	$48,466	$39,656
Work in process	10,507	11,176
Raw materials	13,502	14,249

	$72,475	$65,081

C. Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three month periods ended September 30, 2006 and 2005 (in thousands).

	Three Months Ended
	September 30,
	2006	2005

Reserve balance, beginning of period	$6,948	$6,679
Current period expense	899	837
Payments or credits to customers	(895)	(1,053)
Acquisition accounting	210	-
Translation	(33)	(26)

Reserve balance, end of period	$7,129	$6,437

D. Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E. Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended September 30,
	2006	2005
Manufacturing segment sales	$57,666	$44,404
Distribution segment sales	22,763	19,452
Inter/Intra segment sales	(14,655)	(14,279)

Net sales	$65,774	$49,577

Manufacturing segment earnings	$ 5,686	$ 3,753
Distribution segment earnings	2,299	2,044
Inter/Intra segment loss	(1,887)	(1,802)

Earnings before income taxes
and minority interest	$ 6,098	$ 3,995

	September 30,	June 30,
Assets	2006	2006

Manufacturing segment assets	$239,898	$239,138
Distribution segment assets	52,120	53,896
Corporate assets and elimination
of inter-company assets	(55,045)	(56,862)

	$236,973	$236,172

F. Stock Based Compensation

In July 2005, the Company adopted the Financial Accounting Standards Board SFAS No. 123R “Share Based Payment” (FAS 123R). This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. No options were granted in the first quarter of fiscal 2007 or 2006. All options outstanding were 100% vested at the adoption of this statement, therefore no compensation cost has been recognized in the condensed consolidated statements of operations.

In fiscal 2007 and 2006, the Company granted 30,434 and 47,510 performance stock unit award grants, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2009. The performance stock unit awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 36,521. The stock unit awards granted in fiscal 2006 will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal year ending June 30, 2008. If such objectives are met, the employees will receive a cash payment equal to the number of units multiplied by the fair-value of the Company’s common stock as of June 30, 2008 and 2009. There were 74,569 and 0 unvested stock unit awards outstanding at September, 2006 and 2005, respectively. The performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three months ended September 30, 2006 and 2005, related to the performance stock unit award grants approximated $242,000 and $0, respectively.

In fiscal 2007 and 2006, the Company granted 30,441 and 66,700 performance stock awards, respectively, to various employees of the Company, including executive officers. The performance stock awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2009. The performance stock awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 36,532. The 2006 stock awards will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal years ending June 30, 2008. There were 127,650 and 148,891 unvested stock awards outstanding at September, 2006 and 2005, respectively. The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three months ended September 30, 2006 and 2005, related to performance stock awards, approximated $222,000 and $173,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled. During fiscal 2007 and 2006, the Company granted 0 and 3,600 service based restricted shares to non-employee directors. There were 34,000 and 37,600 unvested shares outstanding at September, 2006 and 2005, respectively. Compensation expense of $33,000 and $45,000 was recognized during the three months ended September 2006 and 2005, respectively, related to these service-based awards.

G. Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides health care and life insurance benefits for certain domestic retirees. Components of net periodic benefit cost for the defined benefit pension plans and other postretirement benefit plan are as follows(in thousands):

	Three Months Ended
	September 30,
	2006	2005

Pension Benefits:
Service cost	$294	$281
Interest cost	1,743	1,731
Expected return on plan assets	(2,129)	(1,945)
Amortization of prior service cost	(180)	(156)
Amortization of transition obligation	11	11
Amortization of net loss	674	963

Net periodic benefit cost	$413	$885

Postretirement Benefits:
Service cost	19	18
Interest cost	334	352
Amortization of net actuarial loss	52	86

Net periodic benefit cost	$405	$ 456

The Company previously disclosed in its financial statements for the year ended June 30, 2006, that it expected to contribute $5,077,000 to its pension plan in fiscal 2007 and indicated that a review of the Pension Protection Act of 2006 may result in the Company electing to make additional contributions. In the first fiscal quarter, the Company elected to make $7.7 million of contributions to its domestic defined benefit plans. This amount included contributions of $5.5 million in excess of the minimum required. This allowed the plans to be at the Full Funding Limit for the 2005 plan year, and as a result, the plans will be exempt from paying PBGC variable rate premiums for the 2006 plan year. For the balance of fiscal 2007, the Company is not required to make any additional contributions to its domestic defined benefit plans. However, based on overall financial performance, cash flows and in light of the recently enacted Pension Protection Act of 2006, the Company may elect to make further contributions beyond those required.

H. Acquisitions

Effective May 31, 2006, the Company acquired 100% of the outstanding stock of four related foreign entities: B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company (collectively the “BCS Group”). This acquisition was accounted for using the purchase method of accounting. See the Notes to the Annual Financial Statements for the year ended June 30, 2006 for a complete description of the BCS acquisition. The purchase price, including acquisition costs, net of cash acquired was $20,330,000. A preliminary allocation of the purchase price was completed at June 30, 2006. Additional adjustments to the BCS preliminary purchase price allocation remain a possibility as further review and analysis is completed in relation to this acquisition.

Pro forma disclosures have not been included due to the lack of available quarterly information in prior periods.

I. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the three months ended September 30, 2006 were as follows (in thousands):

Balance at June 30, 2006	$15,304
Translation adjustment	(2)
Acquisition accounting	257

Balance at September 30, 2006	$15,559

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of September 30, 2006 and June 30, 2006 are as follows (in thousands):

	September 30,	June 30,
	2006	2006
Intangible assets with finite lives:
Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	4,732	4,732
Other	4,993	4,971

	12,740	12,718
Accumulated amortization	(3,663)	(3,382)
Translation adjustment	100	116

Total	$ 9,177	$ 9,452

The weighted average remaining useful life of the intangible assets included in the table above is approximately 10 years.

Intangible amortization expense for the three months ended September 30, 2006 and 2005 was $281,000 and $84,000, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2008	$ 1,151
2009	1,149
2010	949
2011	949
2012	949

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 30, 2006 and June 30, 2006 are $2,761,000 and $2,759,000, respectively. These assets are comprised of acquired tradenames.

Item 2. Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated 2006 financial statements and related notes.

Some of the statements in this Quarterly Report on Form 10-Q are “forward looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the Company’s description of plans and objectives for future operations and assumptions behind those plans. The words “anticipates,” “believes,” “intends,” “estimates,” and “expects,” or similar anticipatory expressions, usually identify forward-looking statements. In addition, goals established by Twin Disc, Incorporated should not be viewed as guarantees or promises of future performance. There can be no assurance the Company will be successful in achieving its goals.

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2006 could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Three Months Ended
	September 30,
	2006	%	2005	%

Net sales	$ 65,774		$ 49,577
Cost of goods sold	45,461		35,173

Gross profit	20,313	30.9%	14,404	29.1%

Marketing, engineering and
administrative expenses	13,652	20.8	10,147	20.5

Earnings from operations	$ 6,661	10.1	$ 4,257	8.6

Comparison of the First Quarter of FY 2007 with the First Quarter of FY 2006

Net sales for the first quarter improved 32.7%, or $16.2 million, to $65.8 million from $49.6 million in the same period a year ago. The recent BCS Group acquisition contributed $6.6 million to net sales in the fiscal 2007 first quarter. Sales from our existing operations, after backing out the recent acquisition, increased 19.4% . The year-over-year improvement came in a number of the Company’s product markets. The Company’s North American manufacturing operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company’s military transmissions were up. Sales of marine transmissions for commercial applications also saw year-over-year improvement in sales and order activities. Compared to the first quarter of fiscal 2006, the Euro and Asian currencies strengthened against the US dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $1 million versus the prior year, before eliminations.

Sales at our manufacturing segment were up 29.9% versus the same period last year. Adjusting for the impact of the BCS group acquisition, sales of existing manufacturing operations were up 20.2% versus the first quarter of fiscal 2006. Sales at our US domestic manufacturing location were up nearly 23%. As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions, and industrial products. Sales at our Belgian manufacturing location were up 19.1% over the same period last year. Less than 20% of this increase can be attributed to the translation effect of a strengthening Euro versus the first quarter of last fiscal year. Our Italian manufacturing operations, excluding the BCS Group, saw a 14.4% increase in sales compared to fiscal 2006’s first quarter. A third of this increase can be attributed to the translation effect of a strengthening Euro versus the first quarter of last fiscal year.

Our distribution segment experienced an increase of 17.0% in sales compared to the first quarter of fiscal 2006. Adjusting for the impact of the BCS group acquisition, sales of existing distribution operations were up 4.5% versus the first quarter of fiscal 2006. The majority of this increase came from our distribution operations in Italy as well as our joint venture in Japan.

The elimination for net inter/intra segment sales increased $0.4 million, accounting for the remainder of the net change in sales versus the same period last year. Over two-thirds of the net change in sales, excluding the impact of the BCS Group, came at our domestic manufacturing location. These increased sales were primarily to third party entities. After considering this, the net increase in inter/intra segment sales was consistent with the overall increase in sales and order levels experienced by the Company in the first quarter.

Gross margin as a percentage of sales increased to 30.9% of sales, compared to 29.1% of sales for the same period last year. This 180 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 34.5% higher compared to last year’s first fiscal quarter. Excluding the ME&A expenses of the acquired BCS group companies, the year-over-year increase was 21.9% . As a percentage of sales, ME&A expenses were up slightly to 20.8% of sales versus 20.5% of sales in the first quarter of fiscal 2006. The overall increase can be attributed to (1) the year-over-year increase in salary and wage costs, (2) additional bonus and stock-based compensation expense, and (3) costs associated with the selection and implementation of a new global enterprise resource planning (“ERP”) system.

Interest expense of $0.6 million for the quarter was up 103.5% versus last year’s first fiscal quarter. In the quarter, the Company incurred interest of $0.4 million on the $25 million of Senior Notes that were entered into in April 2006. In addition, for the first quarter of fiscal 2006, the interest rate on the Company’s revolving credit facility was in the range of 4.6% to just under 5.0%, whereas for the first quarter of fiscal 2007 the range was 6.3% to just under 6.4% . However, the average balance of the Company’s revolving credit facility decreased versus the prior year. As a result, total interest on the revolver was flat at $0.2 million.

The consolidated income tax rate was slightly higher than a year ago primarily due to changes in the mix of foreign versus domestic earnings.

Financial Condition, Liquidity and Capital Resources

Comparison between September 30, 2006 and June 30, 2006

As of September 30, 2006, the Company had net working capital of $79.6 million, which represents an increase of $8.1 million from the net working capital of $71.5 million as of June 30, 2006.

Cash and cash equivalents decreased 3.1% to $15.9 million as of September 30, 2006. The majority of the cash and cash equivalents as of September 30, 2006 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $49.7 million were down $6.3 million to last fiscal year-end. The net decrease is consistent with the sales volume decline experienced from the fourth quarter of the prior fiscal year to the first quarter of fiscal 2007.

Net inventory increased by $7.4 million versus June 30, 2006 to $72.5 million. The majority of the increase came at the Company’s domestic manufacturing location, where a significant increase in the order rate continues to be experienced. On a consolidated basis, as of September 30, 2006, the Company’s backlog of orders to be shipped over the next six months, excluding the recently acquired BCS group companies, approximates $100.2 million, up 9.4% since the year began and up 34.1% compared with the same period a year ago.

Net property, plant and equipment (PP&E) decreased $0.2 million versus June 30, 2006. This includes the addition of $1.3 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $1.4 million. In total, the Company expects to invest between $12 and $15 million in capital assets in fiscal 2007. The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year. This compares to $8.4 million in capital expenditures in fiscal 2006. The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the selection and implementation of a global ERP system.

Accounts payable as of September 30, 2006 of $25.3 million were down $2.6 million, or 9%, from June 30, 2006. The decrease is primarily the result of the overall seasonal decline in volume in the first quarter compared to the fourth quarter of fiscal 2006 as well as a high level of capital related items in the year-end balance being paid out in the first fiscal quarter of 2007.

Total borrowings, notes payable and long-term debt, as of September 30, 2006 increased by $11.6 million, or nearly 30%, to $50.6 million versus June 30, 2006. This increase was driven by (1) increased contributions to the Company’s domestic defined benefit pension plans, (2) the payment of annual incentive and bonus awards for fiscal 2006 performance in the first fiscal quarter of 2007 and (3) payments on capital expenditures capitalized at the end of fiscal 2006. In the first fiscal quarter, the Company elected to make $7.7 million of contributions to its domestic defined benefit plans. This amount included contributions of $5.5 million in excess of the minimum required. This allowed the plans to be at the Full Funding Limit for the 2005 plan year, and as a result, the plans will be exempt from paying PBGC variable rate premiums for the 2006 plan year. For the balance of fiscal 2007, the Company is not required to make any additional contributions to its domestic defined benefit plans. However, based on overall financial performance, cash flows and in light of the recently enacted Pension Protection Act of 2006, the Company may elect to make further contributions beyond those required.

Total shareholders’ equity increased by $3.7 million to a total of $92.9 million. Retained earnings increased by $3.1 million. The net increase in retained earnings included $3.7 million in net earnings reported year-to-date, offset by $0.6 million in dividend payments. Net favorable foreign currency translation of $0.1 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first three months of fiscal 2007.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. As of September 30, 2006, the Company had outstanding available borrowings under its $35 million revolving line of credit of $14.4 million. Furthermore, the Company has nearly $16 million in cash and cash equivalents at its subsidiaries around the world. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

As of September 30, 2006, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years

Notes payable	$ 120	$120

Revolver borrowing	$20,625		$20,625

Long-term debt	$29,903	$582	$ 2,570	$8,479	$18,272

Operating leases	$ 9,558	$ 2,734	$ 3,883	$2,187	$ 754

Total obligations	$60,206	$ 3,436	$27,078	$10,666	$19,026

In October 2006, the revolving loan agreement scheduled to expire in October 2007 was amended to extend the term to October 31, 2009. All other terms and covenants remain the same.

New Accounting Releases

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN No. 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this statement are effective for financial statements issued for fiscal years beginning after November 15, 2007 and are not expected to have a material impact on the financial statements of the Company.

During September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer that sponsors one or more single-employer defined benefit plans to:

1.	Recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position.

2.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 , Employers’ Accounting for Pensions, or No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

3.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position.

4.	Disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

This statement is effective for fiscal years ending after December 15, 2006. The Company’s initial estimate of the impact of adopting this statement results in the recognition of an additional liability of $6,544,000 (primarily related to postretirement healthcare), a deferred tax impact of $2,552,000 and an offsetting charge to other comprehensive income of $3,992,000.

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

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2006. There have been no significant changes to those accounting policies subsequent to June 30, 2006.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2009, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 30, 2006 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $131,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 45% of the Company’s revenues in the three months ended September 30, 2006 and 2005 were denominated in currencies other than the U.S. dollar. Of that total, approximately 65% was denominated in euros with the balance composed of Japanese yen, the Swiss Franc and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2007 and 2006 was the Euro. At September 30, 2006 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $3,200,000 with a weighted average maturity of 56 days. The fair value of the Company’s contracts was a gain of approximately $10,000 at September, 2006. At June 30, 2006 the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,250,000 with a weighted average maturity of 47 days. The fair value of the Company’s contracts was a gain of approximately $31,000 at June 30, 2006.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

(b) Changes in Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). During the period covered by this report, no changes were made which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting. On May 31, 2006, the Company acquired the BCS Group for approximately $20.3 million, including acquisitions costs, net of cash acquired. As part of its ongoing integration activities, the Company is continuing to incorporate its controls and procedures into this recently acquired business.

Part II.	OTHER INFORMATION
Item 1.	Legal Proceedings.

Twin Disc is a defendant in several product liability or related claims considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 30, 2006, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated B The Accelerator 401(k) Savings Plan (the “Plan”) the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, and, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2002, the Company filed a Form S-8 to register 200,000 shares of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

Issuer Purchases of Equity Securities

				(d) Maximum
Period	(a) Total		(c) Total Number of	Number of Shares
	Number of	(b) Average	Shares Purchased as Part	that May Yet Be
	Shares	Price Paid per	of Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs	Plans or Programs

July 1 - 31, 2006	0	NA	0	195,392

August 1 - 31, 2006	0	NA	0	195,392

September 1 - 30, 2006	0	NA	0	195,392

Total	0		0

In April 1995, the Company authorized 200,000 shares to be purchased in a Stock Repurchase Program. In January 2002, the program was extended to authorize an additional 200,000 shares (split adjusted) to be purchased. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.	Other Information.
None.
Item 6.	Exhibits.
31a	Certfication of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: November 9, 2006	/S/JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer

Exhibit 31a
CERTIFICATION

I, Michael E. Batten, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Twin Disc, Incorporated;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s first fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2006	/s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, President and Chief Executive
Officer

Exhibit 31b
CERTIFICATIONS

I, Christopher J. Eperjesy, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Twin Disc, Incorporated;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

	a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

	b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

	c)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

	d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s first fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 9, 2006	/s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President – Finance, Chief Financial
Officer and Secretary

EXHIBIT 32a

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Twin Disc, Incorporated (the “Company”) on Form 10-Q for the fiscal quarter ending September 30, 2006, as filed with the Securities and Exchange Commission as of the date hereof (the “Report”), I, Michael E. Batten, Chairman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ MICHAEL E. BATTEN Michael E. Batten Chairman, President and Chief Executive Officer

November 9, 2006

EXHIBIT 32b

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Twin Disc, Incorporated (the “Company”) on Form 10-Q for the fiscal quarter ending September 30, 2006, as filed with the Securities and Exchange Commission as of the date hereof (the “Report”), I, Christopher J. Eperjesy, Vice President – Finance, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ CHRISTOPHER J. EPERJESY Christopher J. Eperjesy Vice President – Finance, Chief Financial Officer and Secretary

November 9, 2006