Form 10-Q
period 2006-12-31
TWIN DISC INC
filed 2007-02-09
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes No x .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer __                    Accelerated Filer x                     Non-accelerated filer .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x .

At January 31, 2007, the registrant had 5,839,688 shares of its common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	December 31,	June 30,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$14,741	$ 16,427
Trade accounts receivable, net	52,018	55,963
Inventories, net	82,731	65,081
Deferred income taxes	6,221	5,780
Other	6,325	7,880

Total current assets	162,036	151,131

Property, plant and equipment, net	52,315	46,958
Goodwill	15,960	15,304
Deferred income taxes	4,041	4,152
Intangible assets, net	11,905	12,211
Other assets	6,617	6,416

	$252,874	$236,172
Liabilities and Shareholders' Equity
Current liabilities:
Bank overdraft	$ -	$ 3,194
Notes payable	-	16
Current maturities of long-term debt	232	633
Accounts payable	29,712	27,866
Accrued liabilities	45,236	47,912

Total current liabilities	75,180	79,621

Long-term debt	54,653	38,369
Accrued retirement benefits	20,866	28,065
Other long-term liablilities	846	312

	151,545	146,367

Minority interest	569	572

Shareholders' equity:
Common shares authorized: 15,000,000;
issued: 6,550,224; no par value	12,382	11,777
Retained earnings	109,885	101,652
Accumulated other comprehensive loss	(6,638)	(9,166)

	115,629	104,263
Less treasury stock, at cost
(708,636 and 718,236 shares, respectively)	14,869	15,030

Total shareholders' equity	100,760	89,233

	$252,874	$236,172

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net sales	$74,239	$57,051	$140,013	$106,628
Cost of goods sold	49,850	41,028	95,311	76,201

	24,389	16,023	44,702	30,427

Marketing, engineering and administrative expenses	14,528	11,489	28,180	21,637
Interest expense	824	399	1,467	715
Other income, net	(248)	(47)	(328)	(101)

	15,104	11,841	29,319	22,251

Earnings before income taxes and minority interest	9,285	4,182	15,383	8,176
Income taxes	3,573	1,671	5,950	3,137

Earnings before minority interest	5,712	2,511	9,433	5,039
Minority interest	(42)	(22)	(91)	(65)

Net earnings	$ 5,670	$ 2,489	$ 9,342	$ 4,974

Dividends per share	$0.0950	$0.0875	$0.1900	$0.1750

Earnings per share data:
Basic earnings per share	$ 0.98	$ 0.43	$ 1.61	$ 0.87
Diluted earnings per share	$ 0.96	$ 0.42	$ 1.58	$ 0.85

Shares outstanding data:
Average shares outstanding	5,809	5,776	5,805	5,754
Dilutive stock options	97	124	96	114

Diluted shares outstanding	5,906	5,900	5,901	5,868

Comprehensive income:
Net earnings	$ 5,670	$ 2,489	$ 9,342	4,974
Foreign currency translation adjustment	2,469	(1,636)	2,528	(1,911)

Comprehensive income	$ 8,139	$ 853	$11,870	$ 3,063

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 31,
	2006	2005

Cash flows from operating activities:
Net earnings	$ 9,342	$ 4,974
Adjustments to reconcile net earnings to
net cash used in operating activities:
Depreciation and amortization	3,368	2,721
Other non-cash changes – net	869	1,241
Net change in working capital,
excluding cash	(19,987)	(10,530)

	(6,408)	(1,594)
Cash flows from investing activities:
Acquisitions of fixed assets	(8,011)	(2,089)
Proceeds from sale of fixed assets	101	16

	(7,910)	(2,073)
Cash flows from financing activities:
Bank overdraft	(3,194)	143
Decrease in notes payable, net	(396)	(2,517)
Proceeds from long-term debt	16,255	6,813
Proceeds from exercise of stock options	56	731
Purchase of treasury stock	(51)	(206)
Dividends paid	(1,109)	(1,013)
Other	(47)	-

	11,514	3,951

Effect of exchange rate changes on cash	1,118	(405)

Net change in cash and cash equivalents	(1,686)	(121)

Cash and cash equivalents:
Beginning of period	16,427	11,614

End of period	$14,741	$11,493

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

A. Basis of Presentation

The unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with financial statements and the notes thereto included in the Company's latest Annual Report. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the the United States of America.

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. This reclassification had no impact on the Company’s Condensed Consolidated Statement of Operations.

New Accounting Releases

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN No. 48 on its financial statements.

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

This statement is effective for fiscal years ending after December 15, 2006. Based upon amounts disclosed in the Company’s 2006 Annual Report on Form 10-K, the impact of adopting this statement would result in the recognition of an additional liability of $6,544,000 (primarily related to postretirement healthcare), a deferred tax impact of $2,552,000 and an offsetting charge to other comprehensive income of $3,992,000. The impact of this statement could differ from these amounts, depending primarily upon current fiscal year asset performance.

B. Inventory

The major classes of inventories were as follows (in thousands):

	December 31,	June 30,
	2006	2006
Inventories:
Finished parts	$56,483	$39,656
Work in process	12,660	11,176
Raw materials	13,588	14,249

	$82,731	$65,081

C. Warranty

Twin Disc engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three and six month periods ended December 31, 2006 and 2005 (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Reserve balance, beginning of period	$7,129	$6,437	$6,948	$6,679
Current period expense	1,475	939	2,374	1,775
Payments or credits to customers	(1,314)	(862)	(2,209)	(1,915)
Acquisition accounting	-	-	210	-
Translation	161	(57)	128	(82)

Reserve balance, end of period	$7,451	$6,457	$7,451	$6,457

D. Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E. Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Manufacturing segment sales	$71,131	$54,106	$128,797	$ 98,511
Distribution segment sales	20,433	19,460	43,195	38,911
Inter/Intra segment elimination	(17,325)	(16,515)	(31,979)	(30,794)

Net sales	$74,239	$57,051	$140,013	$106,628

Manufacturing segment earnings	$ 11,253	$ 4,601	$16,939	$ 8,354
Distribution segment earnings	1,254	1,595	3,553	3,640
Inter/Intra segment elimination	(3,222)	(2,014)	(5,109)	(3,818)

Earnings before income taxes
and minority interest	$ 9,285	$ 4,182	$15,383	$ 8,176

	December 31,	June 30,
Assets	2006	2006

Manufacturing segment assets	$255,846	$239,138
Distribution segment assets	55,692	53,896
Corporate assets and elimination
of inter-company assets	(58,664)	(56,862)

	$252,874	$236,172

F. Stock Based Compensation

In July 2005, the Company adopted SFAS No. 123R “Share Based Payment” (FAS 123R). This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. All options outstanding were 100% vested at the adoption of this statement.

During the second quarter of 2007 and 2006, 3,600 and 3,600 stock options were granted, respectively. As a result, compensation cost of $40,000 and $19,000 has been recognized in the Condensed Consolidated Statements of Operations for fiscal 2007 and 2006. No options were granted in the first quarter of 2007 and 2006.

In fiscal 2007 and 2006, the Company granted 30,434 and 47,510 performance stock unit award grants, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2009. The performance stock unit awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 36,521. The stock unit awards granted in fiscal 2006 will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal year ending June 30, 2008. If such objectives are met, the employees will receive a cash payment equal to the number of units multiplied by the fair-value of the Company’s common stock as of June 30, 2008 and 2009. There were 74,569 and 0 unvested stock unit awards outstanding at December 31, 2006 and 2005, respectively. The performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three and six months ended December 31, 2006, related to the performance stock unit award grants, approximated $292,000 and $534,000, respectively. There was no compensation expense recorded for the three and six months ended December 31, 2005.

In fiscal 2007 and 2006, the Company granted 30,441 and 66,700 performance stock awards, respectively, to various employees of the Company, including executive officers. The performance stock awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 36,532. The

2006 stock awards will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal years ending June 30, 2008. There were 148,891 and 127,650 unvested stock awards outstanding at December 31, 2006 and 2005, respectively. The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three and six months ended December 31, 2006, related to performance stock awards, approximated $223,000 and $445,000, respectively. The compensation expense for the three and six months ended December 31, 2005 related to performance stock awards, approximated $163,000 and $336,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled. During fiscal 2007 and 2006, the Company granted 3,600 service based restricted shares to non-employee directors in each year. There were 31,600 and 34,000 unvested shares outstanding at December 31, 2006 and 2005, respectively. Compensation expense of $45,000 and $78,000 was recognized during the three and six months ended December 31, 2006, respectively, related to these service-based awards. Compensation expense of $23,000 and $68,000 was recognized during the three and six months ended December 31 2005, respectively, related to these service-based awards.

G. Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides health care and life insurance benefits for certain domestic retirees. Components of net periodic benefit cost for the defined benefit pension plans and other postretirement benefit plan are as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31
	2006	2005	2006	2005

Pension Benefits:
Service cost	$ 307	$ 292	$ 601	$ 574
Interest cost	1,760	1,744	3,503	3,475
Expected return on plan assets	(2,226)	(1,955)	(4,355)	(3,900)
Amortization of prior service cost	(179)	(156)	(359)	(311)
Amortization of transition obligation	18	16	29	27
Amortization of net loss	674	964	1,348	1,926
Net periodic benefit cost	$ 354	$ 905	$ 767	$1,791

Postretirement Benefits:
Service cost	$ 19	$ 18	$ 38	$ 36
Interest cost	334	352	667	703
Amortization of net actuarial loss	52	86	105	172

Net periodic benefit cost	$ 405	$ 456	$ 810	$ 911

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

I. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the six months ended December 31, 2006 were as follows (in thousands):

Balance at June 30, 2006	$15,304
Translation adjustment	208
Acquisition accounting	448

Balance at December 31, 2006	$15,960

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have finite useful lives and are subject to amortization as of December 31, 2006 and June 30, 2006 are as follows (in thousands):

	December 31,	June 30,
	2006	2006
Intangible assets with finite lives:
Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	4,732	4,732
Other	4,993	4,971

	12,740	12,718
Accumulated amortization	(3,945)	(3,382)
Translation adjustment	273	116

Total	$ 9,068	$ 9,452

Intangible amortization expense was $283,000 and $563,000 for the three and six months ended December 31, 2006, respectively, and $85,000 and $169,000 for the three and six months ended December 31, 2005, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2007	$ 1,126
2008	1,155
2009	1,154
2010	954
2011	954
2012	954

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 31, 2006 and June 30, 2006 are $2,837,000 and $2,759,000, respectively. These assets are comprised of acquired tradenames.

J. Long-term Debt

Long-term debt at December 31, 2006 and June 30, 2006 consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006

Revolving loan	$25,250	$ 9,000
10-year unsecured senior notes	25,000	25,000
Other	4,635	5,002

Subtotal	54,885	39,002
Less: current maturities	(232)	(633)

Total long-term debt	$54,653	$38,369

The increase in long-term debt of $16,284,000 was driven by (1) increased working capital requirements due to increased demand for the Company’s products, (2) payments on capital expenditures, (3) increased contributions to the Company’s domestic defined benefit pension plans, and (4) the payment of annual incentive and bonus awards for fiscal 2006 performance in the first half of fiscal 2007.

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

Results of Operations

(In thousands)
	Three Months Ended				Six Months Ended
	December 31,				December 31,
	2006	%	2005	%	2006	%	2005	%

Net sales	$ 74,239		$ 57,051		$140,013		$106,628
Cost of goods sold	49,850		41,028		95,311		76,201

Gross profit	24,389	32.9%	16,023	28.1%	44,702	31.9%	30,427	28.5%

Marketing, engineering and
administrative expenses	14,528	19.6	11,489	20.1	28,180 20.1		21,637	20.3

Earnings from operations	$ 9,861	13.3	$ 4,534	7.9	$ 16,522	11.8	$ 8,790	8.2

Comparison of the Second Quarter of FY 2007 with the Second Quarter of FY 2006

Net sales for the second quarter improved 30.1%, or $17.2 million, to $74.2 million from $57.1 million in the same period a year ago. The recent BCS Group acquisition contributed $8.1 million to net sales in the fiscal 2007 second quarter. Sales from our existing operations, after backing out the recent acquisition, increased 15.9% . The quarter-over-quarter improvement came in a number of the Company’s product markets. The Company’s North American manufacturing operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company’s military transmissions were up. Sales of marine transmissions for commercial applications also saw quarter-over-quarter improvement in sales and order activities. Compared to the second quarter of fiscal 2006, the Euro and Asian currencies strengthened against the US dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $2.2 million versus the prior year, before eliminations.

Sales at our manufacturing segment were up 31.5% versus the same period last year. Adjusting for the impact of the BCS group acquisition, sales of existing manufacturing operations were up 20.5% versus the second quarter of fiscal 2006. Sales at our US domestic manufacturing locations were up over 17.0% . As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions, and industrial products. Sales at our Belgian manufacturing location were up 29.2% over the same period last year. About a quarter of this increase can be attributed to the translation effect of a strengthening Euro versus the second quarter of last fiscal year. The prior year’s second fiscal quarter was unfavorably effected by material shortages and equipment downtime at our Belgian operation. The quarter-over-quarter improvement can be attributed to the absence of these factors in fiscal 2007’s second quarter as well as an improvement in overall order activity. Our Italian manufacturing operations, excluding the BCS Group, saw a 17.2% increase in sales compared to fiscal 2006’s second quarter. Approximately half of this increase can be attributed to the translation effect of a strengthening Euro versus the second quarter of last fiscal year.

Our distribution segment experienced an increase of 5.0% in sales compared to the second quarter of fiscal 2006. Adjusting for the impact of the BCS group acquisition, sales of existing distribution operations were down 7.4% versus the second quarter of fiscal 2006. Our distribution operations saw decreases versus relatively strong second quarter performance in the prior fiscal year. In addition, our domestic distribution operation was adversely effected by customer requested delays on delivery of oil field related transmissions.

The elimination for net inter/intra segment sales increased $0.8 million, accounting for the remainder of the net change in sales versus the same period last year. Nearly two-thirds of the net change in sales, excluding the impact of the BCS Group, came at our domestic manufacturing location. These increased sales were primarily to third party entities. After considering this, the net increase in inter/intra segment sales was consistent with the overall increase in sales and order levels experienced by the Company in the second quarter.

Gross margin as a percentage of sales increased to 32.9% of sales, compared to 28.1% of sales for the same period last year. This 480 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 26.5% higher compared to last year’s second fiscal quarter. Excluding the ME&A expenses of the acquired BCS group companies, the quarter-over-quarter increase was 13.6% . As a percentage of sales, ME&A expenses were down slightly to 19.6% of sales versus 20.1% of sales in the second quarter of fiscal 2006. The overall increase can be attributed to the quarter-over-quarter increase in salary and wage costs and general spending as well as the costs associated with the selection and implementation of a new global enterprise resource planning (“ERP”) system.

Interest expense of $0.8 million for the quarter was up 106.5% versus last year’s second fiscal quarter. In the quarter, the Company incurred interest of $0.4 million on the $25 million of Senior Notes that were entered into in April 2006. In addition, for the second quarter of fiscal 2006, the interest rate on the Company’s revolving credit facility was in the range of 5.0% to just under 5.6%, whereas for the second quarter of fiscal 2007 the range was 6.3% to 6.6% . However, the average balance of the Company’s revolving credit facility decreased versus the prior year. As a result, total interest on the revolver was flat at $0.2 million.

The consolidated income tax rate was slightly lower than a year ago primarily due to changes in the mix of foreign versus domestic earnings.

Comparison of the First Six Months of FY 2007 with the First Six Months of FY 2006

Net sales for the first six months of 2007 improved 31.3%, or $33.4 million, to $140.0 million from $106.6 million in the same period a year ago. The recent BCS Group acquisition contributed $14.7 million to net sales in the first six months of fiscal 2007. Sales from our existing operations, after backing out the recent acquisition, increased 17.5% . Consistent with the second quarter results discussed above, the year-over-year improvement came in a number of the Company’s product markets. The Company’s North American manufacturing operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company’s military transmissions were up. Sales of marine transmissions for commercial applications also saw year-over-year improvement in sales and order activities. Compared to the first six months of fiscal 2006, the Euro and Asian currencies strengthened against the US dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $3.1 million versus the prior year, before eliminations.

Sales at our manufacturing segment were up nearly 31% versus the same period last year. Adjusting for the impact of the BCS group acquisition, sales of existing manufacturing operations were up 20.4% versus the first half of fiscal 2006. Sales at our US domestic manufacturing location were up 20.0% . As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions, and industrial products. Sales at our Belgian manufacturing location were up 25.1% over the same period last year. Approximately one quarter of this increase can be attributed to the translation effect of a strengthening Euro versus the first six months of last fiscal year. The prior year’s first and second fiscal quarters were unfavorably effected by material shortages and equipment downtime at our Belgian operation. The year-over-year improvement can be attributed to the absence of these factors in fiscal 2007’s first six months as well as an improvement in overall order activity. Our Italian manufacturing operations, excluding the BCS Group, saw a

16.0% increase in sales compared to fiscal 2006’s first six months. Just under half of this increase can be attributed to the translation effect of a strengthening Euro versus the first six months of last fiscal year.

Our distribution segment experienced an increase of 11.0% in sales compared to the first six months of fiscal 2006. Adjusting for the impact of the BCS group acquisition, sales of existing distribution operations were down slightly versus the first six months of fiscal 2006. Our distribution operations saw decreases versus relatively strong first half sales performance in the prior fiscal year. In addition, our domestic distribution operation was adversely effected by customer requested delays on delivery of oil field related transmissions.

The elimination for net inter/intra segment sales increased $1.2 million, accounting for the remainder of the net change in sales versus the same period last year. Over two-thirds of the net change in sales, excluding the impact of the BCS Group, came at our domestic manufacturing location. These increased sales were primarily to third party entities. After considering this, the net increase in inter/intra segment sales was consistent with the overall increase in sales and order levels experienced by the Company in the first six months.

Gross margin as a percentage of sales increased to 31.9% of sales, compared to 28.5% of sales for the same period last year. This 340 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 30.2% higher compared to last fiscal year’s first six months. Excluding the ME&A expenses of the acquired BCS group companies, the year-over-year increase was 17.5% . As a percentage of sales, ME&A expenses were down slightly to 20.1% of sales versus 20.3% of sales in the fiscal 2006’s first six months. The overall increase can be attributed to the year-over-year increase in salary and wage costs and general spending as well as the costs associated with the selection and implementation of a new global enterprise resource planning (“ERP”) system.

Interest expense of $1.5 million for the first six months of fiscal 2007 was up 105.2% versus last fiscal year’s first six months. In the first six months, the Company incurred interest of $0.8 million on the $25 million of Senior Notes that were entered into in April 2006. In addition, for the first six months of fiscal 2006, the interest rate on the Company’s revolving credit facility was in the range of 4.4% to just under 5.6%, whereas for the first six months of fiscal 2007 the range was 6.1% to 6.6% . However, the average balance of the Company’s revolving credit facility decreased versus the prior year. As a result, total interest on the revolver was down by $0.1 million to $0.5 million.

The consolidated income tax rate remained relatively flat to the prior fiscal year at 38.7% .

Financial Condition, Liquidity and Capital Resources

Comparison between December 31, 2006 and June 30, 2006

As of December 31, 2006, the Company had net working capital of $86.9 million, which represents an increase of $15.3 million from the net working capital of $71.5 million as of June 30, 2006.

Cash and cash equivalents decreased 10.3% to $14.7 million as of December 31, 2006. The majority of the cash and cash equivalents as of December 31, 2006 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $52.0 million were down $3.9 million to last fiscal year-end. The net decrease is consistent with the seasonal sales volume decline experienced in the final month of the quarter compared to the final month of the prior fiscal year.

Net inventory increased by $17.7 million, or 27.1%, versus June 30, 2006 to $82.7 million. More than half of the increase came at the Company’s domestic manufacturing location, where a significant increase in the order rate continues to be experienced. On a consolidated basis, as of December 31, 2006, the Company’s backlog of orders to be shipped over the next six months, including the recently acquired BCS group companies, approximates $112.4 million, up 22.7% since the year began and up 34.1% compared with the same period a year ago.

Net property, plant and equipment (PP&E) increased $5.4 million versus June 30, 2006. This includes the addition of $8.0 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was offset by depreciation of $2.8 million. In total, the Company expects to invest approximately $15 million in capital assets in fiscal 2007. The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year. This compares to $8.4 million in capital expenditures in fiscal 2006 and $12.0 million in fiscal 2005. The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the selection and implementation of a global ERP system.

Accounts payable as of December 31, 2006 of $29.7 million were up $1.8 million, or 6.6%, from June 30, 2006. The increase is primarily the result of the overall increase in volume and continued strength in order activity in the second quarter. The balance as of June 30, 2006 included a high level of capital related items in the year-end balance being paid out in the first fiscal quarter of 2007.

Total borrowings, notes payable and long-term debt, as of December 31, 2006 increased by $12.7 million, or nearly 30%, to $54.9 million versus June 30, 2006. This increase was driven by (1) increased working capital requirements due to increased demand for the Company’s products, (2) payments on capital expenditures, (3) increased contributions to the Company’s domestic defined benefit pension plans, and (4) the payment of annual incentive and bonus awards for fiscal 2006 performance in the first half of fiscal 2007. In the first half of fiscal 2007, the Company elected to make $7.7 million of contributions to its domestic defined benefit plans. This amount included contributions of $5.5 million in excess of the minimum required. This allowed the plans to be at the Full Funding Limit for the 2005 plan year, and as a result, the plans will be exempt from paying PBGC variable rate premiums for the 2006 plan year. For the balance of fiscal 2007, the Company is not required to make any additional contributions to its domestic defined benefit plans. However, based on overall financial performance, cash flows and in light of the recently enacted Pension Protection Act of 2006, the Company may elect to make further contributions beyond those required.

Total shareholders’ equity increased by $11.5 million to a total of $100.8 million. Retained earnings increased by $8.2 million. The net increase in retained earnings included $9.3 million in net earnings reported year-to-date, offset by $1.1 million in dividend payments. Net favorable foreign currency translation of $2.5 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first six months of fiscal 2007.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. As of December 31, 2006, the Company had outstanding available borrowings under its $35 million revolving line of credit of nearly $10.0 million. Furthermore, the Company has nearly $15 million in cash and cash equivalents at its subsidiaries around the world. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

As of December 31, 2006, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years

Revolving loan	$25,250		$25,250

Long-term debt	$29,635	$ 232	$ 2,635	$ 8,483	$18,285

Operating leases	$ 9,558	$ 2,734	$ 3,883	$ 2,187	$ 754

Total obligations	$64,443	$ 2,966	$31,768	$10,670	$19,039

In October 2006, the revolving loan agreement scheduled to expire in October 2007 was amended to extend the term to October 31, 2009. All other terms and covenants remain the same.

New Accounting Releases

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN No. 48 on its financial statements.

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

This statement is effective for fiscal years ending after December 15, 2006. Based upon amounts disclosed in the Company’s 2006 Annual Report on Form 10-K, the impact of adopting this statement would result in the recognition of an additional liability of $6,544,000 (primarily related to postretirement healthcare), a deferred tax impact of $2,552,000 and an offsetting charge to other comprehensive income of $3,992,000. The impact of this statement could differ from these amounts, depending primarily upon current fiscal year asset performance.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2009, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 31, 2006 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $167,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 47% and 40% of the Company’s revenues in the six months ended December 31, 2006 and the year ended June 30, 2006, respectively, were denominated in currencies other than the U.S. dollar. Of those non-U.S. dollar denominated amounts, approximately 70% were denominated in euros with the balance composed of Japanese yen, the Swiss Franc and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2007 and 2006 was the Euro. At December 31, 2006, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $800,000 with a weighted average maturity of 19 days. The fair value of the Company’s contracts was a gain of approximately $43,000 at December 31, 2006. At June 30, 2006, the Company had net

outstanding forward exchange contracts to purchase Euros in the value of $2,250,000 with a weighted average maturity of 47 days. The fair value of the Company’s contracts was a gain of approximately $31,000 at June 30, 2006.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2006 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended December 31, 2006, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

				(d) Maximum
Period	(a) Total		(c) Total Number of	Number of Shares
	Number of	(b) Average	Shares Purchased as Part	that May Yet Be
	Shares	Price Paid per	of Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs	Plans or Programs

October 1 - 31, 2006	0	NA	0	195,392

November 1 - 30, 2006	0	NA	0	195,392

December 1 - 31, 2006	0	NA	0	195,392

Total	0		0

In April 1995, the Company authorized 200,000 shares to be purchased in a Stock Repurchase Program. In January 2002, the program was extended to authorize an additional 200,000 shares (split adjusted) to be purchased. There is no expiration date for this program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held October 20, 2006, the number of votes cast for, against, abstentions or broker non-votes with respect to each matter were as follows:

Proposal No. 1 – Election of Directors to serve until the Annual Meeting in 2009:

David D. Rayburn	For:	5,066,949	Authority withheld:	233,377
Malcolm F. Moore	For:	5,072,499	Authority withheld:	227,827

Proposal No. 2 – Approval of amended Twin Disc, Inc. 2004 Stock Incentive Plan:

     For: 3,322,428                    Against: 267,590                    Abstain: 21,926                    Broker Non-votes: 2,168,382

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 9, 2007	/S/JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer