Form 10-Q
period 2007-03-30
TWIN DISC INC
filed 2007-05-09
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

Commission File Number 1-7635

TWIN DISC, INCORPORATED

(Exact name of registrant as specified in its charter)

Wisconsin	39-0667110
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [  ] No [ x ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]                    Accelerated Filer [ x ]                    Non-accelerated filer [  ] .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No[ x ] .

At April 30, 2007, the registrant had 5,849,088 shares of its common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	March 30,	June 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$14,819	$ 16,427
Trade accounts receivable, net	63,012	55,963
Inventories, net	81,794	65,081
Deferred income taxes	6,656	5,780
Other	6,427	7,880

Total current assets	172,708	151,131

Property, plant and equipment, net	53,797	46,958
Goodwill	15,976	15,304
Deferred income taxes	4,869	4,152
Intangible assets, net	11,668	12,211
Other assets	6,607	6,416

	$265,625	$236,172
Liabilities and Shareholders' Equity
Current liabilities:
Bank overdraft	$ -	$ 3,194
Notes payable	-	16
Current maturities of long-term debt	551	633
Accounts payable	30,396	27,866
Accrued liabilities	48,953	47,912

Total current liabilities	79,900	79,621

Long-term debt	54,627	38,369
Accrued retirement benefits	20,557	28,065
Other long-term liablilities	1,301	312

	156,385	146,367

Minority interest	578	572

Shareholders' equity:
Common shares authorized: 15,000,000;
issued: 6,550,224; no par value	12,582	11,777
Retained earnings	116,751	101,652
Accumulated other comprehensive loss	(5,999)	(9,166)

	123,334	104,263
Less treasury stock, at cost
(701,136 and 718,236 shares, respectively)	14,672	15,030

Total shareholders' equity	108,662	89,233

	$265,625	$236,172

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006

Net sales	$86,405	$64,125	$226,418	$170,753
Cost of goods sold	58,220	44,219	153,531	120,420

	28,185	19,906	72,887	50,333

Marketing, engineering and administrative expenses	15,913	13,153	44,093	34,790
Interest expense	886	421	2,353	1,136
Other (income) expense, net	(199)	34	(527)	(67)

	16,600	13,608	45,919	35,859

Earnings before income taxes and minority interest	11,585	6,298	26,968	14,474
Income taxes	4,023	2,445	9,973	5,582

Earnings before minority interest	7,562	3,853	16,995	8,892
Minority interest	(53)	(34)	(144)	(99)

Net earnings	$ 7,509	$ 3,819	$16,851	8,793

Dividends per share	$0.1100	$0.0950	$0.3000	$0.2700

Earnings per share data:
Basic earnings per share	$ 1.29	$ 0.66	$ 2.90	$ 1.53
Diluted earnings per share	$ 1.27	$ 0.64	$ 2.86	$ 1.49

Shares outstanding data:
Average shares outstanding	5,813	5,775	5,808	5,760
Dilutive stock options	98	148	94	129

Diluted shares outstanding	5,911	5,923	5,902	5,889

Comprehensive income:
Net earnings	$ 7,509	$ 3,819	$16,851	8,793
Foreign currency translation adjustment	639	570	3,167	(1,341)

Comprehensive income	$ 8,148	$4,389	$20,018	7,452

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended
	March 30,	March 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$16,851	$ 8,793
Adjustments to reconcile net earnings to
net cash (used) provided in operating activities:
Depreciation and amortization	5,204	4,109
Other non-cash changes – net	291	1,037
Net change in working capital,
excluding cash	(26,070)	(8,145)

	(3,724)	5,794
Cash flows from investing activities:
Acquisitions of fixed assets	(11,208)	(3,560)
Proceeds from sale of fixed assets	117	73

	(11,091)	(3,487)
Cash flows from financing activities:
Bank overdraft	(3,194)	(417)
Increase (decrease) in notes payable, net	12	(5,107)
Proceeds from long-term debt	16,285	2,671
Proceeds from exercise of stock options	191	819
Purchase of treasury stock	(51)	(206)
Dividends paid	(1,752)	(1,565)
Other	(47)	-

	11,444	(3,805)

Effect of exchange rate changes on cash	1,763	(352)

Net change in cash and cash equivalents	(1,608)	(1,850)

Cash and cash equivalents:
Beginning of period	16,427	11,614

End of period	$14,819	$ 9,764

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED MARCH 30, 2007 (UNAUDITED)

A. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. This reclassification had no impact on the Company’s Condensed Consolidated Statement of Operations.

New Accounting Releases

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN No. 48 on its consolidated financial statements.

During September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer that sponsors one or more single-employer defined benefit plans to:

1.	Recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position.

2.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 , “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.

3.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.

4.	Disclose in the notes to the consolidated financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

This statement is effective for fiscal years ending after December 15, 2006. Based upon amounts disclosed in the Company’s 2006 Annual Report on Form 10-K, the impact of adopting this statement would result in the recognition of an additional liability of $6,544,000 (primarily related to postretirement healthcare), a deferred tax impact of $2,552,000 and an offsetting charge to other comprehensive income of $3,992,000. The impact of this statement could differ from these amounts, depending primarily upon current fiscal year asset performance and actuarial assumptions.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on the Company’s financial statements.

B. Inventory

The major classes of inventories were as follows (in thousands):

	March 30,	June 30,
	2007	2006
Inventories:
Finished goods (units and components)	$54,387	$39,656
Work in process	12,984	11,176
Raw materials	14,423	14,249

	$81,794	$65,081

Finished goods inventory includes both fully assembled units and finished components that may be sold as replacement parts or assembled into complete units.

C. Warranty

Twin Disc (the Company) engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three and nine month periods ended March 30, 2007 and March 31, 2006, respectively (in thousands).

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006

Reserve balance, beginning of period	$7,451	$6,457	$6,948	$6,679
Current period expense	1,229	1,037	3,603	2,813
Payments or credits to customers	(1,197)	(861)	(3,406)	(2,777)
Acquisition accounting	-	-	210	-
Translation	48	84	176	2

Reserve balance, end of period	$7,531	$6,717	$7,531	$6,717

D. Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E. Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006

Manufacturing segment sales	$76,626	$59,203	$205,423	$ 157,714
Distribution segment sales	29,053	19,585	72,248	58,496
Inter/Intra segment elimination	(19,274)	(14,663)	(51,253)	(45,457)

Net sales	$86,405	$64,125	$226,418	$170,753

Manufacturing segment earnings	$ 10,531	$ 7,283	$27,470	$ 15,637
Distribution segment earnings	3,033	1,502	6,586	5,142
Inter/Intra segment elimination	(1,979)	(2,487)	(7,088)	(6,305)

Earnings before income taxes
and minority interest	$11,585	$ 6,298	$26,968	$ 14,474

	March 30,	June 30,
Assets	2007	2006

Manufacturing segment assets	$283,224	$239,138
Distribution segment assets	59,937	53,896
Corporate assets and elimination
of inter-company assets	(77,536)	(56,862)

	$265,625	$236,172

F. Stock Based Compensation

In July 2005, the Company adopted SFAS No. 123R “Share Based Payment” (FAS 123R). This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. All options outstanding were 100% vested at the adoption of this statement.

During 2007 and 2006, 3,600 and 3,600 stock options were granted, respectively. As a result, compensation cost of $40,000 and $19,000 has been recognized in the Condensed Consolidated Statements of Operations for fiscal 2007 and 2006. No options were granted in the third quarter of 2007 or 2006.

In fiscal 2007 and 2006, the Company granted 30,434 and 47,510 performance stock unit award grants, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2009. The performance stock unit awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 36,521. The stock unit awards granted in fiscal 2006 will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal year ending June 30, 2008. If such objectives are met, the employees will receive a cash payment equal to the number of units multiplied by the fair-value of the Company’s common stock as of June 30, 2008 and 2009. There were 74,569 and 23,755 unvested stock unit awards outstanding at March 30, 2007 and March 31, 2006, respectively. The performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three and nine months ended March 30, 2007, related to the performance stock unit award grants, approximated $456,000 and $990,000, respectively. The compensation expense for the three and nine months ended March 31, 2006, related to the performance stock unit award grants, approximated $130,000.

In fiscal 2007 and 2006, the Company granted 30,441 and 66,700 performance stock awards, respectively, to various employees of the Company, including executive officers. The performance stock awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 36,532. The 2006 stock awards will vest if the Company achieves specified consolidated gross revenue objectives in the fiscal years ending June 30, 2008. There were 148,891 and 128,650 unvested stock awards outstanding at March 30, 2007 and March 31, 2006, respectively. The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three and nine months ended March 30, 2007, related to performance stock awards, approximated $222,000 and $667,000, respectively. The compensation expense for the three and nine months ended March 31, 2006 related to performance stock awards, approximated $166,000 and $502,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled. During fiscal 2007 and 2006, the Company granted 3,600 service based restricted shares to non-employee directors in each year. There were 31,600 and 34,000 unvested shares outstanding at March 30, 2007 and March 31, 2006, respectively. Compensation expense of $39,000 and $117,000 was recognized during the three and nine months ended March 30, 2007, respectively, related to these service-based awards. Compensation expense of $44,000 and $112,000 was recognized during the three and nine months ended March 31, 2006, respectively, related to these service-based awards.

G. Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides health care and life insurance benefits for certain domestic retirees. Components of net periodic benefit cost for the defined benefit pension plans and other postretirement benefit plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2007	2006	2007	2006

Pension Benefits:
Service cost	$ 308	$ 293	$ 909	$ 867
Interest cost	1,760	1,745	5,263	5,219
Expected return on plan assets	(2,185)	(1,956)	(6,540)	(5,856)
Amortization of prior service cost	(179)	(156)	(538)	(467)
Amortization of transition obligation	17	16	46	43
Amortization of net actuarial loss	675	964	2,023	2,891

Net periodic benefit cost	$ 396	$ 906	$1,163	$2,697

Postretirement Benefits:
Service cost	$ 19	$ 18	$ 57	$ 54
Interest cost	334	352	1,001	1,055
Amortization of net actuarial loss	53	86	158	258

Net periodic benefit cost	$ 406	$ 456	$1,216	$1,367

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

I. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the nine months ended March 30, 2007 were as follows (in thousands):

Balance at June 30, 2006	$15,304
Translation adjustment	224
Acquisition accounting	448

Balance at March 30, 2007	$15,976

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have finite useful lives and are subject to amortization as of March 30, 2007 and June 30, 2006 are as follows (in thousands):

	March 30,	June 30,
	2007	2006
Intangible assets with finite lives:
Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	4,732	4,732
Other	4,993	4,971

	12,740	12,718
Accumulated amortization	(4,231)	(3,382)
Translation adjustment	311	116

Total	$ 8,820	$ 9,452

Intangible amortization expense was $286,000 and $850,000 for the three and nine months ended March 30, 2007, respectively, and $84,000 and $253,000 for the three and nine months ended March 31, 2006, respectively. Estimated intangible amortization expense for the remainder of this year and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2007	$ 84
2008	953
2009	952
2010	752
2011	752
2012	752

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 30, 2007 and June 30, 2006 are $2,848,000 and $2,759,000, respectively. These assets are comprised of acquired tradenames.

J. Long-term Debt

Long-term debt at March 30, 2007 and June 30, 2006 consisted of the following (in thousands):

	March 30,	June 30,
	2007	2006

Revolving loan	$25,750	$ 9,000
10-year unsecured senior notes	25,000	25,000
Other	4,428	5,002

Subtotal	55,178	39,002
Less: current maturities	(551)	(633)

Total long-term debt	$54,627	$38,369

The increase in long-term debt of $16,258,000 was driven by (1) increased working capital requirements due to increased demand for the Company’s products, (2) payments on capital expenditures, (3) increased contributions to the Company’s domestic defined benefit pension plans, and (4) the payment of annual incentive and bonus awards for fiscal 2006 performance in the first quarter of fiscal 2007.

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

Results of Operations

(In thousands)
	Three Months Ended				Nine Months Ended
	March 30,		March 31,		March 30,		March 31,
	2007	%	2006	%	2007	%	2006	%

Net sales	$ 86,405		$ 64,125		$226,418		$170,753
Cost of goods sold	58,220		44,219		153,531		120,420

Gross profit	28,185	32.6%	19,906	31.0%	72,887	32.2%	50,333	29.5%

Marketing, engineering and
administrative expenses	15,913	18.4	13,153	20.5	44,093	19.5	34,790	20.4

Earnings from operations	$ 12,272	14.2	$ 6,753	10.5	$ 28,794	12.7	$ 15,543	9.1

Comparison of the Third Quarter of FY 2007 with the Third Quarter of FY 2006

Net sales for the third quarter improved 34.7%, or $22.3 million, to $86.4 million from $64.1 million in the same period a year ago. The recent BCS Group acquisition contributed $7.3 million to net sales in the fiscal 2007 third quarter. Sales from our existing operations, after backing out the recent acquisition, increased 23.4% . The quarter-over-quarter improvement came in a number of the Company’s product markets. The Company’s North American manufacturing operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company’s military transmissions were up. Sales of marine transmissions for commercial applications also saw quarter-over-quarter improvement in sales and order activities. Compared to the third quarter of fiscal 2006, the Euro and Asian currencies strengthened against the US dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $2.4 million versus the prior year, before eliminations.

Sales at our manufacturing segment were up 29.4% versus the same period last year. Adjusting for the impact of the BCS Group acquisition, sales of existing manufacturing operations were up 21.0% versus the third quarter of fiscal 2006. Sales at our US domestic manufacturing locations were up almost 20%. As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions, and industrial products. Sales at our Belgian manufacturing location were up nearly 23% over the same period last year. Nearly a third of this increase can be attributed to the translation effect of a strengthening Euro versus the third quarter of last fiscal year. The prior year’s third fiscal quarter was unfavorably affected by material shortages and equipment downtime at our Belgian operation that occurred in the first and second fiscal quarters of fiscal 2006. The quarter-over-quarter improvement can be attributed to the absence of these factors in fiscal 2007’s third quarter as well as an improvement in overall order activity. Our Italian manufacturing operations, excluding the BCS Group, saw a nearly 30% increase in sales compared to fiscal 2006’s third quarter. Approximately half of this increase can be attributed to the translation effect of a strengthening Euro versus the third quarter of last fiscal year.

Our distribution segment experienced an increase of 48.3% in sales compared to the third quarter of fiscal 2006. Adjusting for the impact of the BCS Group acquisition, sales of existing distribution operations were up 32.7% versus the third quarter of fiscal 2006. Our North American distribution operations continued to experience increased demand in oil field related products, while the Company’s Asian distribution operations saw significant growth in the commercial marine transmission markets.

The elimination for net inter/intra segment sales increased $4.6 million, accounting for the remainder of the net change in sales versus the same period last year. Nearly two-thirds of the net change in sales, excluding the impact of the BCS Group, came at our domestic manufacturing location. These increased sales were primarily to third party entities. After considering this, the net increase in inter/intra segment sales was consistent with the overall increase in sales and order levels experienced by the Company in the third quarter.

Gross margin as a percentage of sales increased to 32.6% of sales, compared to 31.0% of sales for the same period last year. This 160 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 21.0% higher compared to last year’s third fiscal quarter. Excluding the ME&A expenses of the acquired BCS group companies, the quarter-over-quarter increase was 7.9% . As a percentage of sales, ME&A expenses were down 2.1 percentage points to 18.4% of sales versus 20.5% of sales in the third quarter of fiscal 2006. The overall increase can be attributed to the quarter-over-quarter increase in salary and wage costs, including stock based compensation expense, and general spending as well as the costs associated with the selection and implementation of a new global enterprise resource planning (“ERP”) system. These increases were partially offset by a reduction in the costs associated with Sarbanes-Oxley compliance activities when compared to the prior fiscal year.

Interest expense of $0.9 million for the quarter was up 110.5% versus last year’s third fiscal quarter. In the quarter, the Company incurred interest of $0.4 million on the $25 million of Senior Notes that were entered into in April 2006. In addition, for the third quarter of fiscal 2006, the interest rate on the Company’s revolving credit facility was in the range of 5.56% to 5.89%, whereas for the third quarter of fiscal 2007 the range was 6.57% to 6.6% . At the same time, the average balance of the Company’s revolving credit facility increased versus the prior year. As a result, total interest on the revolver grew by just over $0.2 million to $0.5 million.

The consolidated income tax rate was slightly lower than a year ago primarily due to changes in the mix of foreign versus domestic earnings as well as a $0.2 million tax benefit booked in the quarter related to R&D tax credits.

Comparison of the First Nine Months of FY 2007 with the First Nine Months of FY 2006

Net sales for the first nine months of 2007 improved 32.6%, or $55.7 million, to $226.4 million from $170.8 million in the same period a year ago. The recent BCS Group acquisition contributed $22.0 million to net sales in the first nine months of fiscal 2007. Sales from our existing operations, after backing out the recent acquisition, increased 19.7% . Consistent with the third quarter results discussed above, the year-over-year improvement came in a number of the Company’s product markets. The Company’s North American manufacturing operations saw increased demand for transmission and industrial products for oil-servicing and commercial applications. In addition, sales of the Company’s military transmissions were up. Sales of marine transmissions for commercial applications also saw year-over-year improvement in sales and order activities. Compared to the first nine months of fiscal 2006, the Euro and Asian currencies strengthened against the US dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $5.5 million versus the prior year, before eliminations.

Sales at our manufacturing segment were up just over 30% versus the same period last year. Adjusting for the impact of the BCS Group acquisition, sales of existing manufacturing operations were up 20.6% versus the first nine months of fiscal 2006. Sales at our US domestic manufacturing location were up nearly 20%. As noted above, the sales growth in our domestic operations was primarily driven by increased sales of commercial marine transmissions, military and oilfield series transmissions, and industrial products. Sales at our Belgian manufacturing location were up 24.1% over the same period last year. Approximately one quarter of this increase can be attributed to the translation effect of a strengthening Euro versus the first nine months of last fiscal year. The prior year’s first nine months were unfavorably effected by material shortages and equipment downtime at our Belgian operation. The year-over-year improvement can be attributed to the absence of these factors in fiscal 2007’s first nine months as well as an improvement in overall order activity. Our Italian manufacturing operations, excluding the BCS Group, saw an over 20% increase in sales compared to fiscal 2006’s first nine months. Just under half of this increase can be attributed to the translation effect of a strengthening Euro versus the first nine months of last fiscal year.

Our distribution segment experienced an increase of 23.5% in sales compared to the first nine months of fiscal 2006. Adjusting for the impact of the BCS Group acquisition, sales of existing distribution operations were up approximately 10% versus the first nine months of fiscal 2006. As noted above, our distribution operations posted strong third quarter sales results compared to fiscal 2006’s third quarter. Our North American distribution operations continued to experience increased demand in oil field related products, in particular demand for the Company’s 8500 series transmission, while the Company’s Asian distribution operations saw significant growth in the commercial marine transmission markets.

The elimination for net inter/intra segment sales increased $5.8 million, accounting for the remainder of the net change in sales versus the same period last year. Over two-thirds of the net change in sales, excluding the impact of the BCS Group, came at our domestic manufacturing location. These increased sales were primarily to third party entities. After considering this, the net increase in inter/intra segment sales was consistent with the overall increase in sales and order levels experienced by the Company in the first nine months.

Gross margin as a percentage of sales increased to 32.2% of sales, compared to 29.5% of sales for the same period last year. This 270 basis point improvement can be attributed to improved product mix, selective price increases, improved productivity and absorption, and the impact of cost reduction programs. These favorable margin items were partially offset by higher prices for steel, shipping and energy versus the same period of the prior fiscal year. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 26.7% higher compared to last fiscal year’s first nine months. Excluding the ME&A expenses of the acquired BCS group companies, the year-over-year increase was 13.9% . As a percentage of sales, ME&A expenses were down to 19.5% of sales versus 20.4% of sales in the fiscal 2006’s first nine months. The overall increase can be attributed to the quarter-over-quarter increase in salary and wage costs, including stock based compensation expense, and general spending as well as the costs associated with the selection and implementation of a new global enterprise resource planning (“ERP”) system. These increases were partially offset by a reduction in the costs associated with Sarbanes-Oxley compliance activities when compared to the prior fiscal year.

Interest expense of $2.4 million for the first nine months of fiscal 2007 was up 107.1% versus last fiscal year’s first nine months. In the first nine months, the Company incurred interest of $1.1 million on the $25 million of Senior Notes that were entered into in April 2006. In addition, for the first nine months of fiscal 2006, the interest rate on the Company’s revolving credit facility was in the range of 4.4% to just under 5.89%, whereas for the first nine months of fiscal 2007 the range was 6.1% to 6.6% . In addition, the average balance of the Company’s revolving credit facility was up slightly versus the prior year. As a result, total interest on the revolver was up by $0.3 million to $1.0 million.

The consolidated income tax rate was slightly lower than a year ago primarily due to changes in the mix of foreign versus domestic earnings as well as a $0.2 million tax benefit booked in the third quarter related to R&D tax credits.

Financial Condition, Liquidity and Capital Resources

Comparison between March 30, 2007 and June 30, 2006

As of March 30, 2007, the Company had net working capital of $92.8 million, which represents an increase of $21.3 million from the net working capital of $71.5 million as of June 30, 2006.

Cash and cash equivalents decreased 9.8% to $14.8 million as of March 30, 2007. The majority of the cash and cash equivalents as of March 30, 2007 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $63.0 million were up $7.0 million from last fiscal year-end. Of this overall increase, just over $0.8 million can be attributed to the effects of foreign currency translations. The net increase is consistent with the sales volume increase experienced in the third fiscal quarter. Sales for the third fiscal quarter of $86.4 million represented an increase of over 19% compared to the fourth fiscal quarter of fiscal 2006.

Net inventory increased by $16.7 million, or 25.7%, versus June 30, 2006 to $81.8 million. More than half of the increase came at the Company’s domestic manufacturing location, where a significant increase in the order rate continues to be experienced. On a consolidated basis, as of March 30, 2007, the Company’s backlog of orders to be shipped over the next six months, including the recently acquired BCS group companies, approximates $118.4 million, up 29.3% since the year began and up 33.8% compared with the same period a year ago.

Net property, plant and equipment (PP&E) increased $6.8 million versus June 30, 2006. This includes the addition of $11.2 million in capital expenditures, primarily at the Company’s domestic and Belgian manufacturing operations, which was offset by depreciation of $4.4 million. In total, the Company expects to invest between $15 and $17 million in capital assets in fiscal 2007. The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year. This compares to $8.4 million in capital expenditures in fiscal 2006, $12.0 million in fiscal 2005 and $4.2 million in fiscal 2004. The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the selection and implementation of a global ERP system.

Accounts payable as of March 30, 2007 of $30.4 million were up $2.5 million, or 9.1%, from June 30, 2006. The increase is primarily the result of the overall increase in volume and continued strength in order activity in the third quarter. The balance as of June 30, 2006 included a high level of capital related items in the year-end balance being paid out in the first fiscal quarter of 2007.

Total borrowings, notes payable and long-term debt, as of March 30, 2007 increased by $13.0 million, or nearly 31%, to $55.2 million versus June 30, 2006. This increase was driven by (1) increased working capital requirements due to increased demand for the Company’s products, (2) payments on capital expenditures, (3) increased contributions to the Company’s domestic defined benefit pension plans, and (4) the payment of annual incentive and bonus awards for fiscal 2006 performance in the first half of fiscal 2007. In the first half of fiscal 2007, the Company elected to make $7.7 million of contributions to its domestic defined benefit plans. This amount included contributions of $5.5 million in excess of the minimum required. This allowed the plans to be at the Full Funding Limit for the 2005 plan year, and as a result, the plans will be exempt from paying PBGC variable rate premiums for the 2006 plan year. For the balance of fiscal 2007, the Company is not required to make any additional contributions to its domestic defined benefit plans.

Total shareholders’ equity increased by $19.4 million to a total of $108.7 million. Retained earnings increased by $15.1 million. The net increase in retained earnings included $16.9 million in net earnings reported year-to-date, offset by $1.8 million in dividend payments. Net favorable foreign currency translation of $3.2 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first nine months of fiscal 2007. The net remaining increase of $1.1 million represents the net effect on shareholders’ equity of the Company’s stock based compensation programs.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. As of March 30, 2007, the Company had outstanding available borrowings under its $35 million revolving line of credit of nearly $10.0 million. Furthermore, the Company has nearly $15 million in cash and cash equivalents at its subsidiaries around the world. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

As of March 30, 2007, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years

Revolving loan	$25,750		$25,750

Long-term debt	$29,428	$ 551	$ 2,614	$ 8,017	$18,246

Operating leases	$ 9,558	$ 2,734	$ 3,883	$ 2,187	$ 754
Total obligations	$64,736	$ 3,285	$32,247	$10,204	$19,000

In October 2006, the revolving loan agreement scheduled to expire in October 2007 was amended to extend the term to October 31, 2009. Also, in March 2007, the Company’s revolving loan and senior note agreements were amended to increase the Company’s annual capital expenditure covenant from $15 million to $17 million for fiscal year 2007. All other terms and covenants remain the same.

New Accounting Releases

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of FIN No. 48 on its consolidated financial statements.

During September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires an employer that sponsors one or more single-employer defined benefit plans to:

1.	Recognize the funded status of a benefit plan – measured as the difference between plan assets at fair value and the benefit obligation – in its statement of financial position.

2.	Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to FASB Statement No. 87 , “Employers’ Accounting for Pensions”, or No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.

3.	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.

4.	Disclose in the notes to the consolidated financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

This statement is effective for fiscal years ending after December 15, 2006. Based upon amounts disclosed in the Company’s 2006 Annual Report on Form 10-K, the impact of adopting this statement would result in the recognition of an additional liability of $6,544,000 (primarily related to postretirement healthcare), a deferred tax impact of $2,552,000 and an offsetting charge to other comprehensive income of $3,992,000. The impact of this statement could differ from these amounts, depending primarily upon current fiscal year asset performance and actuarial assumptions.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on the Company’s financial statements.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2009, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio, as defined. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 30, 2007 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $169,000.

Commodity price risk - The Company is exposed to fluctuations in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 45% and 40% of the Company’s revenues in the nine months ended March 30, 2007 and the year ended June 30, 2006, respectively, were denominated in currencies other than the U.S. Dollar. Of those non-U.S. Dollar denominated amounts, approximately 70% were denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2007 and 2006 was the Euro. At March 30, 2007, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $730,000 with a weighted average maturity of 39 days. The fair value of the Company’s contracts was a gain of approximately $13,000 at March 30, 2007. At June 30, 2006, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,250,000 with a weighted average maturity of 47 days. The fair value of the Company’s contracts was a gain of approximately $31,000 at June 30, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three and nine months ended March 30, 2007, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

				(d) Maximum
	(a) Total		(c) Total Number of	Number of Shares
	Number of	(b) Average	Shares Purchased as Part	that May Yet Be
Period	Shares	Price Paid per	of Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs	Plans or Programs

January 1 - 31, 2007	0	NA	0	96,871

February 1 - 28, 2007	0	NA	0	96,871

March 1 - 30, 2007	0	NA	0	96,871

Total	0		0

In April 1995, the Company authorized 100,000 shares to be purchased in a Stock Repurchase Program. In January 2002, the program was extended to authorize an additional 100,000 shares to be purchased. There is no expiration date for this program.

Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 9, 2007	/S/JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer