Form 10-K
period 2007-06-30
TWIN DISC INC
filed 2007-09-13
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2007
Commission File Number 1-7635

TWIN DISC, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0667110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1328 Racine Street, Racine, Wisconsin	53403
(Address of Principal Executive Office)	(Zip Code)

Registrant's Telephone Number, including area code: (262)638-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common stock, no par	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(B) of the Act:

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

                                                                                                Large Accelerated Filer [ ]                               Accelerated Filer [ x ]                               Non -accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                    YES [ ] NO [ x ]

At December 29, 2006, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $161,978,797. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 31, 2007, the registrant had 5,696,437 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

In May 2006, the Company acquired four related foreign entities: B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company. The total purchase price for the acquisition of the four entities was €17,715,000 ($22,707,000). The entire purchase price was paid in cash by wire transfer at closing. For further information, see Note Q, “Acquisitions”, in the Notes to the Consolidated Financial Statements. All of the acquired entities are included in the Manufacturing segment, with the exception of Vetus Italia S.r.l., which is included in the Distribution segment.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Primary competitive factors for the Company’s products are performance, price, service and availability. The Company’s top ten customers accounted for approximately 29% of the Company's consolidated net sales during the year ended June 30, 2007. There was one customer, Sewart Supply, Inc., that accounted for approximately 10% of consolidated net sales in fiscal 2007.

Unfilled open orders for the next six months of $110,357,000 at June 30, 2007 compares to $91,598,000 at June 30, 2006. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $3,329,000, $2,024,000 and $2,278,000 in 2007, 2006 and 2005, respectively. Total engineering and development costs were $9,327,000, $8,070,000 and $8,050,000 in 2007,

2006 and 2005, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2007 was 1,011.

A summary of financial data by segment and geographic area for the years ended June 30, 2007, 2006 and 2005 appears in Note J to the consolidated financial statements on pages 39 through 41 of this form.

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

Many of the Company’s product markets are cyclical in nature or are otherwise sensitive to volatile or variable factors. A downturn or weakness in overall economic activity or fluctuations in those other factors can have a material adverse effect on the Company’s overall financial performance. Historically, sales of many of the products that the Company manufactures and sells have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the Company's sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government and industrial markets. The demand for the products may be impacted by the strength of the economy generally, governmental spending and appropriations, including security and defense outlays, fuel prices, interest rates, as well as many other factors. Adverse economic and other conditions may cause the Company's customers to forego or otherwise postpone purchases in favor of repairing existing equipment.

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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although there was only one customer that accounted for 10% or more of consolidated net sales in fiscal 2007, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

The Company continues to face increasing commodity costs, including steel, other raw materials and energy that could have an adverse effect on future profitability. To date, the Company has been successful with offsetting the effects of increased commodity costs through cost reduction programs and pricing actions. However, if material prices were to continue to increase at a rate that could not be recouped through product pricing, it could potentially have an adverse effect on our future profitability.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 45% of our consolidated net sales for fiscal 2007. We have international manufacturing operations in Belgium, Italy and Switzerland. In addition, we have international distribution operations in Singapore, China, Australia, Japan, Italy and Canada. Our international sales and operations are subject to a number of risks, including:

  currency exchange rate fluctuations
  export and import duties, changes to import and export regulations, and restrictions on the transfer of funds problems with the transportation or delivery of our products issues arising from cultural or language differences and labor unrest longer payment cycles and greater difficulty in collecting accounts receivables compliance with trade and other laws in a variety of jurisdictions

These factors could adversely affect our business, results of operations or financial condition.

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. Nearly two-thirds of the Company’s manufacturing, based on fiscal 2007’s sales, came from its two facilities in Racine, Wisconsin. If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Manufacturing Segment

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, two in Decima, Italy and one in Novazzano, Switzerland. The aggregate floor space of these five plants approximates 724,000 square feet. One of the Racine facilities includes office space, which includes the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in Italy (Limite sull’Arno) and India (outsourcing office in Chennai).

Distribution Segment

The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:

Jacksonville, Florida, U.S.A.	Limite sull’Arno, Italy
Miami, Florida, U.S.A.	Brisbane, Queensland, Australia
Coburg, Oregon, U.S.A.	Perth, Western Australia, Australia
Kent, Washington, U.S.A.	Singapore
Edmonton, Alberta, Canada	Shanghai, China
Vancouver, British Columbia, Canada	Guangzhou, China

The properties are generally suitable for operations and are utilized in the manner for which they were designed. Manufacturing facilities are currently operating at less than 90% capacity and are adequate to meet foreseeable needs of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2007.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 19, 2007.

Name	Age	Position
Michael E. Batten	67	Chairman, President and Chief Executive Officer
Christopher J. Eperjesy	39	Vice President – Finance, Chief Financial Officer and Secretary
James E. Feiertag	50	Executive Vice President
John H. Batten	42	Executive Vice President
Henri-Claude Fabry	61	Vice President - Global Distribution
Dean J. Bratel	43	Vice President - Engineering
Denise L. Wilcox	50	Vice President - Human Resources
Jeffrey S. Knutson	42	Corporate Controller

Officers are elected annually by the Board of Directors at the Board meeting held preceding each Annual Meeting of the Shareholders. Each officer holds office until his successor is duly elected, or until he resigns or is removed from office. John H. Batten is the son of Michael E. Batten.

Michael E. Batten, Chairman of the Board, President and Chief Executive Officer. Mr. Batten has been employed with the Company since 1970, and was named Chairman and Chief Executive Officer in 1991. Mr. Batten was named President in 2006, upon the retirement of Michael Joyce.

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Market under the symbol TWIN. Prior to October 21, 2004, the Company’s common stock was traded on the New York Stock Exchange under the symbol TDI. The price information below, which reflects the impact of the March 31, 2006 stock split, represents the high and low bid information for the Company’s common stock from July 1, 2005 through June 30, 2006, and the high and low sales prices from July 1, 2006 through June 30, 2007:

	Fiscal Year Ended 6/30/07			Fiscal Year Ended 6/30/06
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$38.00	$30.29	$ 0.0950	$21.50	$10.73	$ 0.0875
Second Quarter	36.56	31.01	0.0950	23.99	17.50	0.0875
Third Quarter	46.98	32.50	0.1100	30.00	22.00	0.0950
Fourth Quarter	76.00	42.20	0.1100	35.93	25.26	0.0950

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 on page 25 of this report. As of August 31, 2007 there were 778 shareholder accounts. The closing price of Twin Disc common stock as of August 31, 2007 was $54.27.

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

Issuer Purchases of Equity Securities

				(d) Maximum
	(a) Total		(c) Total Number of	Number of Shares
	Number of	(b) Average	Shares Purchased as Part	that May Yet Be
Period	Shares	Price Paid per	of Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs	Plans or Programs

April 1 - 30, 2007	0	NA	0	96,871

May 1 - 31, 2007	0	NA	0	96,871

June 1 - 30, 2007	0	NA	0	96,871

Total	0

In January 2002, the Company authorized 100,000 shares to be purchased in a Stock Repurchase Program. There is no expiration date for this program.

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values. This resolution supersedes the resolution previously adopted by the Board in January 2002. On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values.

Performance Graph

The following table compares total shareholder return over the last 5 fiscal years to the Standard & Poor’s 500 Machinery (Industrial) Index and the Russell 2000 index. The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers. The Russell 2000 Index consists of a broad range of 2,000 Companies. The Corporation believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate. Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2002 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Return
Twin Disc, Inc.; S&P Machinery; and Russell 2000

Financial Highlights
(dollars in thousands, except per share amounts)

	Fiscal Years Ended June 30,

Statement of Operations Data:	2007	2006	2005	2004	2003
Net sales	$317,200	$243,287	$218,472	$186,089	$179,591
Net earnings (loss)	21,852	14,453	6,910	5,643	(2,394)
Basic earnings (loss) per share	3.76	2.51	1.21	1.00	(.42)
Diluted earnings (loss) per share	3.68	2.43	1.19	.99	(.42)
Dividends per share	.410	.365	.350	.350	.350

Balance Sheet Data (at end of period):
Total assets	$267,184	$236,172	$188,037	$174,622	$167,944
Total long-term debt	42,152	38,369	14,958	16,813	16,584

Effective May 31, 2006, the Company acquired four related foreign entities: B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company. All four entities have a fiscal year ending May 31. Since the acquisition was also effective May 31, no results of operations for these four acquired entities are included in the consolidated results for the year ended June 30, 2006. A full year’s results are included in the consolidated results for the year ended June 30, 2007.

Effective May 31, 2004, the Company acquired 100% of the common stock of Rolla SP Propellers SA of

Novazzano, Switzerland. Rolla designs and manufactures custom propellers. Rolla has a fiscal year ending May 31. Since the acquisition was also effective May 31, no results of operations of Rolla are included in consolidated results for the year ended June 30, 2004. A full year’s results are included in the consolidated results for the years ended June 30, 2005, 2006 and 2007.

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

Forward-looking statements include the Company’s description of plans and objectives for future operations and assumptions behind those plans. The words “anticipates,” “believes,” “intends,” “estimates,” and “expects,” or similar anticipatory expressions, usually identify forward-looking statements. In addition, goals established by the Company should not be viewed as guarantees or promises of future performance. There can be no assurance the Company will be successful in achieving its goals.

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including, but not limited to those factors discussed under Item 1A, Risk Factors, could cause actual results to be materially different from what is presented in any forward looking statements.

Results of Operations
(In thousands)
	2007	%	2006	%	2005	%

Net sales	$317,200		$243,287		$218,472
Cost of goods sold	214,291		168,897		161,052
Gross profit	102,909	32.4%	74,390	30.6%	57,420	26.3%
Marketing, engineering and
administrative expenses	63,267	19.9	49,606	20.4	44,666	20.4
Restructuring of operations	2,652	0.8	-	0.0	2,076	1.0

Earnings from operations	$36,990	11.7	$24,784	10.2	$10,678	4.9

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net sales increased $73.9 million, or 30.4%, in fiscal 2007. The year-over-year movement in foreign exchange rates resulted in a net favorable translation effect on sales of $7.5 million in fiscal 2007, compared to fiscal 2006.

In fiscal 2007, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were $61.9 million, or 27.3%, higher than in the prior fiscal year. Year-over-year changes in foreign exchange rates had a net favorable impact on sales of $4.9 million. The BCS Group manufacturing operations, acquired at the end of the prior fiscal year, contributed $21.9 million to fiscal 2007’s net sales. The majority of the net remaining increase of $35.1 million came at our domestic manufacturing operation, which saw continued growth across most of its product markets. Particular strength was experienced in the off-highway transmission business, where the Company’s products are used in the oil-field servicing market and various military vehicle applications, as well as in the commercial marine transmission business.

Net sales for distribution operations were up $20.9 million, or 26.9%, in fiscal 2007. Year-over-year changes in foreign exchange rates had a net favorable impact on sales of $2.6 million. Vetus Italia Srl, one of the BCS Group acquired companies, contributed $12.1 million of the increase. Of the remaining net increase of $6.2 million, more than half of the increase came from the Company’s distribution operations in Asia, where the company continued to see strong demand for its commercial marine transmission products.

Net sales for the Company’s three major product markets, marine and propulsion, off-highway transmissions, and industrial, were up 39%, 37% and 5%, respectively, versus fiscal 2006 sales levels. The net increase for marine and propulsion includes the impact of the BCS Group acquisition, which accounts for nearly two-thirds of the year-over-year increase. These net year-over-year increases are before considering the net favorable foreign currency translation effect noted above. Growth in the marine and propulsion market was driven primarily by the BCS Group acquisition, increased commercial marine transmission sales as well as increased sales of Arneson Surface Drives and custom Rolla propellers. In the off-highway transmission market, the year-over-year improvement can be attributed primarily to increased sales in oil field and military markets. The growth experienced in the Company’s industrial products was also due in part to the increased activity related to oil field markets as well as increased sales into the agriculture, mining and general industrial markets.

The elimination for net intra-segment and inter-segment sales increased $8.9 million, or 14.5%, from $61.0 million in fiscal 2006 to $69.9 million in fiscal 2007.

Gross Profit

In fiscal 2007, gross profit increased $28.5 million, or over 38%, to $102.9 million. About a third of the year-over-year increase can be attributed to the impact of the BCS Group companies that were acquired at the end of fiscal 2006. Nearly half of the overall increase was due to improved profitability, volume and mix experienced in the Company’s off-highway transmission products, in particular for military and oil field related transmissions.

Gross profit as a percentage of sales improved 180 basis points in fiscal 2007 to 32.4%, compared to 30.6% in fiscal 2006. There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2007. For the year, profitability continued to improve from higher sales volumes, the implementation of cost reduction and outsourcing programs, manufacturing efficiencies, a better product mix and selective price increases. The

Company’s margins continued to be impacted by rising steel, energy and medical costs. In addition, the Company’s Belgian operation’s gross margin was unfavorably affected by the continued relative strength of Euro versus the US Dollar, when compared to the average rate in fiscal 2006. This operation manufactures with Euro-based costs and sells more than a third of its production into the US market at US Dollar prices. The average Euro to US Dollar exchange rate, computed monthly, in fiscal 2007 was $1.31, which was 7.6% higher than in fiscal 2006. It is estimated that the year-over-year effect of a stronger Euro, on average, was to deteriorate margins at our Belgian subsidiary by nearly $1.4 million. Fiscal 2007’s gross profit included unfavorable non-cash, non-recurring purchase accounting adjustments to inventory at the recently acquired BCS Group companies of $1.2 million, pre-tax. The adjustment reduced gross profit by nearly 40 basis points in fiscal 2007. These adverse effects were more than offset by (1) increased sales and improved product mix, particularly from the domestic industrial and off-highway transmission markets, (2) selective pricing actions, (3) improvements achieved through the Company’s outsourcing and cost reduction programs, and (4) lower domestic pension and postretirement healthcare costs of approximately $1.2 million. The year-over-year movement in foreign exchange rates, primarily driven by movements in the Euro, resulted in a net favorable translation effect on gross profit of $2.3 million in fiscal 2007, compared to fiscal 2006.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses increased $13.7 million, or 27.5%, in fiscal 2007 versus fiscal 2006. As a percentage of sales, ME&A expenses decreased by 50 basis points to 19.9% in fiscal 2007, compared to 20.4% in fiscal 2006. The BCS Group companies, acquired at the end of fiscal 2006, added $6.1 million of ME&A expenses in fiscal 2007, or 45% of the overall increase experienced. Of the remaining $7.6 million increase, the following items account for the majority of the year-over-year increase: (1) a $2.2 million increase in stock-based compensation expense, (2) a $0.6 million write-off of an impaired intangible asset and (3) an increase of over $1 million in total bonus expense as a result of the improved financial performance year-over-year. In addition, year-over-year changes in foreign exchange rates had a net translation effect of increasing ME&A expenses by $1.1 million. The majority of the remaining net increase of $3.8 million, or 7.7%, relates to general increases experienced in salaries and wages, marketing and engineering expenses as well as the costs associated with the implementation of a new global ERP system.

Restructuring of Operations

The Company recorded a restructuring charge of $2.7 million in the fourth quarter of 2007 as the Company restructured its Belgian operation to improve future profitability. The charge consists of prepension costs for 32 employees; 29 manufacturing employees and 3 salaried employees. As of June 30, 2007, the Company had not made any cash payments related to the above restructuring. The action was taken to allow the Belgian operation to focus resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes. This decision is part of the Company’s ongoing commitment to improve the overall cost structure through the outsourcing of non-core production processes to low cost suppliers and regions. This project will result in outsourcing roughly 20% of the Belgian facility’s machining hours, leaving only core machining, assembly and test processes. The Company has already completed extensive outsourcing of non-core domestic production to low cost countries, and has recently established a branch office in India to accelerate the cost reduction efforts. The Company estimates annual pre-tax savings upon completion of this project of approximately $1.0 -$1.2 million.

Interest Expense

Interest expense increased by $1.4 million, or 83.6%, in fiscal 2007. The majority ($1.2 million) of the increase relates to the impact of a full year of interest expense from the Company’s $25 million Senior Notes, which carry an interest rate of 6.05% . Total interest on the Company’s $35 million revolving credit facility increased nearly $0.6 million. This increase can be attributed to an overall increase in the average borrowings year-over-year as well as an increase in the interest rate on the revolver year-over-year. The average borrowing on the revolver, computed monthly, increased to $19.7 million in fiscal 2007, compared to $13.7 million in fiscal 2006. The interest rate on the revolver increased from a range of 4.59% to 5.45% in fiscal 2006 to a range of 5.45% to 6.60% in fiscal 2007. The net remaining decrease of $0.4 million was due to lower borrowings at the Company’s foreign subsidiaries as well as the payoff of the $20 million of Senior Notes that matured in June 2006.

Income Taxes

In fiscal 2007 and 2006, the Company’s effective tax rate approximated 35.8% and 36.7%, respectively. The decrease in the effective tax rate in fiscal 2007 was primarily due to a $1.2 million research and development

(“R&D”) credit recorded primarily in the fourth quarter. This tax benefit was recorded upon the completion of a study the Company conducted on its R&D expenditures from 2003 to 2007.

Order Rates

In fiscal 2007, we continued to see an improvement in our order rates for most of our products. The backlog of orders scheduled for shipment during the next six months (six-month backlog) of $110.4 million at the end of fiscal 2007, including $10.9 million from the recently acquired BCS Group companies, compared favorably to the $91.6 million and $64.8 million for fiscal years ended 2006 and 2005, respectively.

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

Income Taxes

In fiscal 2006 and 2005, the Company’s effective tax rate approximated 36.7% and 26.1%, respectively. The increase in the effective tax rate in fiscal 2006 was primarily due to a discrete tax benefit of $1.4 million related to foreign tax credits that the Company recorded in the fourth quarter of fiscal 2005. During the fourth quarter of fiscal

2005, the Company undertook certain business restructuring activities which allowed the Company to benefit existing foreign tax credits for which no benefit was previously recorded. This resulted in the reversal of a $1.1 million valuation allowance as well as a current year benefit of $0.3 million for other foreign tax credits.

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

Liquidity and Capital Resources

Fiscal Years 2007, 2006 and 2005

The net cash provided by operating activities in fiscal 2007 totaled $17.5 million, a decrease of $0.8 million, or 4%, versus fiscal 2006. The net decrease was primarily driven by a net increase in earnings of $7.4 million offset by increases in working capital, primarily accounts receivable and inventories, and a reduction in accrued retirement benefits as a result of nearly $8 million in domestic pension contributions that were made in the first half of fiscal 2007. The increases in inventories and accounts receivable were consistent with the increased sales growth and order activity experienced by the Company in its fourth fiscal quarter. Fourth quarter sales increased over 25% while the six month backlog increased over 21% as of June 30, 2007 versus the end of the prior fiscal year. This compares to increases in accounts receivable and inventories of 13% and 17%, respectively, before the effect of foreign currency translation.

The net cash provided by operating activities in fiscal 2006 totaled $18.3 million, an increase of $5.3 million, or 41%, versus fiscal 2005. The increase was primarily driven by a net increase in earnings of $7.5 million and accrued liabilities of $7.3 million, offset by increases in inventories of $6.9 million and accounts receivable of $4.2 million. These net changes exclude the net impact of foreign currency translation and the BCS Group acquisition discussed in Note Q of the Notes to the Consolidated Financial Statements. The increases in inventories and accounts receivable were consistent with the increased sales growth and order activity experienced by the Company in its fourth fiscal quarter. Fourth quarter sales increased over 17% while the six month backlog increased over 40% as of June 30, 2006 versus the end of the prior fiscal year. This compares to increases in accounts receivable and inventories of 11% and 14%, respectively, before the effect of foreign currency translation and the impact of the BCS Group acquisition.

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

The net cash used for investing activities in fiscal 2007 consisted primarily of capital expenditures for machinery and equipment, facilities renovations and the implementation of a new ERP system at our domestic manufacturing location in Racine as well as machinery and equipment purchases at our European manufacturing operations.

The net cash used for investing activities in fiscal 2006 consisted primarily of the net acquisition cost, net of cash acquired, for the BCS Group acquisition discussed in Note Q of the Notes to the Consolidated Financial Statements as well as capital expenditures for machinery, equipment and facilities renovations at our North American and European manufacturing operations.

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

In fiscal 2007, the net cash used by financing activities consisted primarily of an increase of $5.5 million in the year-end borrowings under the Company’s revolving credit facility offset by a reduction in the prior fiscal year’s $3.2 million bank overdraft and the payment of dividends of nearly $2.4 million.

In fiscal 2006, the net cash provided by financing activities consisted primarily of the net proceeds of a $25 million private placement of Senior Notes that was finalized in April 2006 (see Note G of the Notes to the Consolidated Financial Statements) offset by a net decrease in the Company’s revolving credit facility of $4.5 million and the payment of $2.1 million in dividends to shareholders.

In fiscal 2005, the net cash flow provided by financing activities consisted primarily of a net bank overdraft at our Belgian operation of $3.5 million as well as a net increase in borrowing under unsecured bank credit lines of $1.9 million, offset by net payments on long-term debt (including a $2.9 million payment on the Company’s 7.37% Senior Notes due June 2006) of $2.1 million and dividends to shareholders of just over $2 million. In addition, in April 2005, the Company announced the reactivation of its stock purchase plan. As part of this plan, the Company repurchased just under 35,000 shares of its common stock for $0.8 million in the fourth quarter of fiscal 2005.

Future Liquidity and Capital Resources

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”). Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes (the “Notes”) due April 10, 2016 (the “Payment Date”). The Notes mature and become due and payable in full on April 10, 2016. Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive. In the first quarter of fiscal 2008, the Note Agreement was amended to eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).

During the first quarter of fiscal 2005, the Company’s revolving loan agreement was amended, increasing the limit from $20,000,000 to $35,000,000 and extending the term by two years to October 31, 2007. The agreement was further amended in the first quarter of fiscal 2007 to extend the term by an additional two years to October 31, 2009. Additionally, certain capital expenditure restrictions were increased. An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010 and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases). As a condition to the issuance of the Notes discussed above, the Company entered into an amendment to this agreement, dated as of December 19, 2002, between the Company and M&I Marshall & Ilsley Bank (“M&I”), as amended, in which amendment M&I consented to the Company entering into the Note Agreement. This credit facility is used to fund seasonal working capital requirements and other financing needs. This facility and Twin Disc’s other indebtedness contain certain restrictive covenants as are fully disclosed in Note G of the Notes to the Consolidated Financial

Statements.

The overall liquidity of the Company remains strong. The Company had $20.5 million of available borrowings on our $35 million revolving loan agreement as of June 30, 2007, and continues to generate enough cash from operations to meet our operating and investing needs. As of June 30, 2007, the Company also had cash and cash equivalents of over $19.5 million, primarily at its overseas operations. These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company. In fiscal 2008, the Company expects to contribute around $1.8 million to its pension plans. The Company intends to meet any pension funding requirements using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital increased approximately $22 million in fiscal 2007, and the current ratio increased slightly from 1.9 at June 30, 2006 to 2.2 at June 30, 2007. The increase was primarily driven by increases in inventories and receivables, as a result of significant increases in sales and order activities. The Company’s balance sheet is strong, there are no off-balance sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

Twin Disc expects capital expenditures to be between $15 and $17 million in fiscal 2008. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, a global ERP system and new products.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and access to debt markets will be adequate to fund Twin Disc’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements as of June 30, 2007 and 2006.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments. A summary of those commitments follows (in thousands):

		Less than 1	1-3	3-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years

Revolving loan borrowing	$14,525	$ -	$ 14,525	$ -	$ -

Long-term debt	$29,395	$1,768	$5,039	$8,054	$ 14,534

Operating leases	$ 10,983	$3,159	$4,593	$2,682	$ 549

The Company believes the capital resources available in the form of existing cash, lines of credit (see Note G of the Notes to the Consolidated Financial Statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable future business requirements, including pension funding requirements. As noted above, the Company’s revolving loan agreement was amended during the first quarter of fiscal 2005, increasing the limit from $20 million to $35 million and extending the term by two years to October 31, 2007. During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009. The term was then extended an additional year to October 31, 2010 in the first quarter of fiscal 2008. As of June 30, 2007, there was $20.5 million of available borrowings under the revolver. In addition, the Company entered into a $25 million Senior Note in April 2006. The acquisition of the BCS Group companies in May 2006 was financed with $22.7 million of the proceeds from this private debt placement. In addition, the Company has $19.5 million of cash and cash equivalents on hand as of June 30, 2007.

Other Matters

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

Revenue Recognition

Twin Disc recognizes revenue from product sales at the time of shipment and passage of title. While we respect the customer’s right to return products that were shipped in error, historical experience shows those types of adjustments have been immaterial and thus no provision is made. With respect to other revenue recognition issues, management has concluded that its policies are appropriate and in accordance with the guidance provided by the Securities and Exchange Commissions’ Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date. The approach used to determine the annual assumptions are as follows:

•	Discount rate – based on Moody’s AA Corporate Bond rate, with appropriate consideration of pension plans’ participants’ demographics and benefit payment terms.

•	Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

•	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.

•	Retirement and Mortality Rates – based upon the UP 1994 Mortality Table for all years presented.

•	Health Care Cost Trend Rates – developed based upon historical cost data, near-term outlook and an assessment of likely long-term trends

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. As required by U.S. GAAP, the effects of the modifications are recorded currently or amortized over future periods. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that represents a reserve on deferred tax assets for which utilization is uncertain. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against net deferred tax assets. The valuation allowance would need to be adjusted in the event future taxable income is materially different than amounts estimated. The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States. Accordingly, the Company does not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company continues to evaluate the impact of adoption of FIN No. 48 on its consolidated financial statements. Based upon preliminary analyses, adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. During fiscal 2003, the Company entered into a $20 million revolving loan agreement, which was due to expire on October 31, 2005. During fiscal 2005, the revolving credit commitment of the agreement was increased to $35 million and the termination date of the agreement was extended to October 31, 2007. During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009. During the first quarter of fiscal 2008, the term was extended an additional year to October 31, 2010. In accordance with the loan agreement, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2007 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $95,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately forty-five percent of the Company’s revenues in the year ended June 30, 2007 were denominated in currencies other than the U.S. dollar. Of that total, approximately seventy percent was denominated in Euros with the balance composed of Japanese Yen, Swiss Franc and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

Derivative Financial Instruments - The Company has written policies and procedures that place all financial instruments under the direction of the Company corporate treasury department and restrict derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The

Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations and Comprehensive Income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2007 and 2006 was the Euro. At June 30, 2007, the Company had net outstanding forward exchange contracts to purchase US Dollars in the value of $765,008 with a weighted average maturity of 29 days. The fair value of the Company’s contracts was a minimal gain at June 30, 2007. At June 30, 2006, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,250,000 with a weighted average maturity of 47 days. The fair value of the Company’s contracts was a gain of approximately $31,000 at June 30, 2006.

Item 8. Financial Statements and Supplementary Data

See consolidated financial statements and Financial Statement Schedule on Pages 27 through 53 of this form.

Sales and Earnings by Quarter (dollars in thousands, except per share amounts)

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$65,774	$74,239	$86,405	$90,782	$317,200
Gross profit	20,313	24,389	28,185	30,022	102,909
Net earnings	3,672	5,670	7,509	5,001	21,852
Basic earnings per share	.63	.98	1.29	.86	3.76
Diluted earnings per share	.62	.96	1.27	.83	3.68
Dividends per share	.0950	.0950	.1100	.1100	.4100

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$49,577	$57,051	$64,125	$72,534	$243,287
Gross profit	14,404	16,023	19,906	24,057	74,390
Net earnings	2,486	2,489	3,819	5,659	14,453
Basic earnings per share	.43	.43	.66	.99	2.51
Diluted earnings per share	.42	.42	.64	.95	2.43
Dividends per share	.0875	.0875	.0950	.0950	.3650

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(a). Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as of the end of the period covered by this report and under the supervision and with the participation of management, including the Chief Executive

Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2007.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of June 30, 2007, as stated in their report which is included herein on page 28.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2007, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b). Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which is incorporated into this report by reference. The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics”, is included on the Company’s website, www.twindisc.com.

For information with respect to changes to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Selection of Nominees for the Board” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which is incorporated into this report by reference.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation" and "Director Compensation” and “Compensation Committee Report”, in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 19, 2007 is incorporated into this report by reference. Discussion in the Proxy Statement under the captions “Compensation Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 19, 2007 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

The following table summarizes certain information regarding the Company’s equity-based compensation plans as of the end of the most recently completed fiscal year:

	# of Securities to be Issued		# of Securities Remaining
	Upon Exercise of	Weighted Average Price of	Available for Future
Plan Category	Outstanding Options,	Outstanding Options,	Issuance Under Equity
	Warrants and Rights.	Warrants and Rights	Compensation Plans

Equity Compensation
Plans Approved by	124,200	$10.15	259,559
Shareholders

Equity Compensation
Plans Not Approved By	0	N/A	0
Shareholders

TOTAL	124,200	$10.15	259,559

Item 13. Certain Relationships andRelated Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2007 under the heading “Fees to Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 27, the Report of Independent Registered Public Accounting Firm on page 28 and the Consolidated Financial Statements on pages 29 to 52, all of which are incorporated by reference.

(a)(2) Consolidated Financial Statement Schedule

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 27, and the Consolidated Financial Statement Schedule on page 53, all of which are incorporated by reference.  (a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Registered Public Accounting Firm.....................................................................28
Consolidated Balance Sheets as of June 30, 2007 and 2006......................................................................29
Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2007, 2006 and 2005…………………………………………............................................ 30
Consolidated Statements of Cash Flows for the years
ended June 30, 2007, 2006 and 2005…………………………………………............................................ 31
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended June 30, 2007, 2006 and 2005…………………………………………………….. ..32
Notes to Consolidated Financial Statements........................................................................................ 33-52

INDEX TO FINANCIAL STATEMENT SCHEDULE
Schedule II - Valuation and Qualifying Accounts.................................................................................... 53

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2007 and June 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9(a). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note M to the consolidated financial statements, the Company changed the manner in which it accounts for employee pension benefits in 2007.

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

PricewaterhouseCoopers LLP
Milwaukee, WI
September 13, 2007

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006
(In thousands, except per-share amounts)

	2007	2006

ASSETS
Current assets:
Cash	$19,508	$ 16,427
Trade accounts receivable, net	63,277	55,963
Inventories, net	76,253	65,081
Deferred income taxes	6,046	5,780
Other	8,156	7,880

Total current assets	173,240	151,131

Property, plant and equipment, net	56,810	46,958
Goodwill, net	17,171	15,304
Deferred income taxes	3,956	4,152
Intangible assets, net	9,352	12,211
Other assets	6,655	6,416

	$267,184	$236,172

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Bank overdraft	$ -	$ 3,194
Notes payable	-	16
Current maturities of long-term debt	1,768	633
Accounts payable	28,896	27,866
Accrued liabilities	49,254	47,912

Total current liabilities	79,918	79,621

Long-term debt	42,152	38,369
Accrued retirement benefits	26,392	28,065
Other long-term liabilities	2,640	312

	151,102	146,367

Minority interest	645	572

Shareholders' equity:
Preferred shares authorized: 200,000;
issued: none; no par value	-	-
Common shares authorized: 15,000,000;
issued: 6,549,734; no par value	13,304	11,777
Retained earnings	121,109	101,652
Accumulated other comprehensive loss	(4,493)	(9,166)

	129,920	104,263
Less treasury stock, at cost	14,483	15,030

Total shareholders' equity	115,437	89,233

	$267,184	$236,172

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

For the years ended June 30, 2007, 2006 and 2005 (In thousands, except per share data)

	2007	2006	2005
Net sales	$317,200	$243,287	$218,472
Cost of goods sold	214,291	168,897	161,052

Gross profit	102,909	74,390	57,420

Marketing, engineering and administrative expenses	63,267	49,606	44,666
Restructuring of operations	2,652	-	2,076

Earnings from operations	36,990	24,784	10,678

Other income (expense):
Interest income	443	302	140
Interest expense	(3,154)	(1,718)	(1,134)
Other, net	50	(316)	(192)

	(2,661)	(1,732)	(1,186)
Earnings before income
taxes and minority interest	34,329	23,052	9,492

Income taxes	12,273	8,470	2,485

Earnings before minority interest	22,056	14,582	7,007

Minority interest	(204)	(129)	(97)

Net earnings	$ 21,852	14,453	6,910

Earnings per share data:
Basic earnings per share	$ 3.76	2.51	1.21
Diluted earnings per share	3.68	2.43	1.19

Weighted average shares outstanding data:
Basic shares outstanding	5,811	5,767	5,722
Dilutive stock options	129	174	94

Diluted shares outstanding	5,940	5,941	5,816

Comprehensive Income:
Net earnings	$ 21,852	$ 14,453	6,910
Foreign currency translation adjustment	4,714	1,733	1,375
Minimum pension liability adjustment, net	19,752	6,668	1,359

Comprehensive Income	$ 46,318	$ 22,854	9,644

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2007, 2006 and 2005
(In thousands)
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$ 21,852	$14,453	$ 6,910
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	7,252	5,866	5,677
Write-off of impaired intangible asset	600	-	-
Loss (gain) on sale of plant assets	71	456	(9)
Minority interest	73	129	97
Loss on restructuring of operations	2,652	-	2,076
Stock compensation expense	1,074	784	203
(Benefit) provision for deferred income taxes	(41)	2,758	(1,291)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(5,325)	(4,151)	(186)
Inventories, net	(8,501)	(6,933)	897
Other assets	142	(1,883)	(370)
Accounts payable	216	2,209	818
Accrued liabilities	7,814	7,318	1,019
Accrued/prepaid retirement benefits	(10,393)	(2,729)	(2,864)

Net cash provided by operating activities	17,486	18,277	12,977

Cash flows from investing activities:
Proceeds from sale of plant assets	114	240	34
Acquisitions of plant assets	(15,681)	(8,385)	(12,009)
Acquisition of business, net of cash acquired	-	(20,330)	-

Net cash used by investing activities	(15,567)	(28,475)	(11,975)

Cash flows from financing activities:
Bank overdraft	(3,194)	(562)	3,473
(Decrease) increase in notes payable, net	(701)	21,518	1,886
Proceeds from (payments of) long-term debt	5,525	(4,500)	(2,104)
Proceeds from exercise of stock options	273	1,027	1,113
Acquisition of treasury stock	(51)	(214)	(755)
Dividends paid	(2,395)	(2,117)	(2,022)
Other	396	(92)	-

Net cash (used) provided by financing activities	(147)	15,060	1,591

Effect of exchange rate changes on cash	1,309	(49)	(106)

Net change in cash and cash equivalents	3,081	4,813	2,487

Cash and cash equivalents:
Beginning of year	16,427	11,614	9,127

End of year	$19,508	$ 16,427	$11,614

Supplemental cash flow information:
Cash paid during the year for:
Interest	$ 3,048	$ 1,391	$ 1,412
Income taxes	9,361	7,565	3,788

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended June 30, 2007, 2006 and 2005 (In thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Loss	Stock	Total

Balance at June 30, 2004	$ 11,080	$ 84,428	$(20,301)	$(16,491)	$58,716

Net earnings	-	6,910	-	-	6,910
Cash dividends	-	(2,022)	-	-	(2,022)
Translation adjustments	-	-	1,375	-	1,375
Minimum pension liability
adjustment	-	-	1,359	-	1,359
Compensation expense	203	-	-	-	203
Shares issued (acquired), net	(211)	-	-	569	358

Balance at June 30, 2005	11,072	89,316	(17,567)	(15,922)	66,899

Net earnings	-	14,453	-	-	14,453
Cash dividends	-	(2,117)	-	-	(2,117)
Translation adjustments	-	-	1,733	-	1,733
Minimum pension liability
adjustment	-	-	6,668	-	6,668
Compensation expense	784	-	-	-	784
Shares issued (acquired), net	(79)	-	-	892	813

Balance at June 30, 2006	11,777	101,652	(9,166)	(15,030)	89,233

Net earnings	-	21,852	-	-	21,852
Cash dividends	-	(2,395)	-	-	(2,395)
Translation adjustments	-	-	4,714	-	4,714
Minimum pension liability
adjustment	-	-	19,752	-	19,752
Adoption of SFAS No. 158	-	-	(19,793)	-	(19,793)
Compensation expense and
windfall tax benefits	1,852	-	-	-	1,852
Shares issued (acquired), net	(325)	-	-	547	222

Balance at June 30, 2007	$ 13,304	$ 121,109	$(4,493)	$(14,483)	$115,437

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is included in shareholders’ equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction losses of $113,000, $38,000 and $126,000 in 2007, 2006 and 2005, respectively.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $922,000 and $1,023,000 at June 30, 2007 and 2006, respectively. The allowance for doubtful accounts is estimated based on various factors including, the aging of the accounts receivable, the evaluation of the likelihood of success in collecting the receivable and historical write-off experience.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the immediate short-term maturity of these financial instruments. The fair value of long-term debt exceeds its carrying value at June 30, 2007 by $409,000 and approximated the carrying amount at June 30, 2006, based on the current rates that would be offered to the Company for debt with the same remaining maturity.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other income (expense), net as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in 2007 and 2006 was the Euro. At June 30, 2007, the Company had net outstanding forward exchange contracts to purchase US Dollars in the value of $765,008 with a weighted average maturity of 29 days. The fair value of the Company’s forward exchange contracts was a minimal gain at June 30, 2007. At June 30, 2006, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $2,250,000 with a weighted average maturity of 47 days. The fair value of the Company’s forward exchange contracts was a gain of approximately $31,000 at June 30, 2006.

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

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets”. For property, plant and equipment and other long-lived assets, excluding indefinite lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

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

Goodwill and Other Intangibles--Goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired in accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets”. Impairment of goodwill is measured according to a two step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. The fair value is primarily determined using discounted cash flow analyses, however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company’s other intangible assets with indefinite lives, including trademarks and tradenames, are not amortized, but are reviewed annually for possible impairment. The Company’s other intangible assets with defined lives are subject to amortization and are also reviewed annually for possible impairment.

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

Deferred Taxes--The Company recognizes deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets.

Stock-Based Compensation--At June 30, 2007, the Company has two stock-based compensation plans, which are described more fully in Note K, “Stock-Based Compensation.” The Company accounts for these plans under the recognition and measurement provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which was adopted July 1, 2005. The effect on 2005 net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No.123(R) to stock-based employee compensation was not material.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. It prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company continues to evaluate the impact of adoption of FIN No. 48 on its consolidated financial statements. Based upon preliminary analyses, adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on the Company’s financial statements.

B. INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

	2007	2006
Finished parts	$49,594	$39,656
Work-in-process	13,011	11,176
Raw materials	13,648	14,249

	$76,253	$65,081

Inventories stated on a LIFO basis represent approximately 52% and 47% of total inventories at June 30, 2007 and 2006, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $21,837,000 and $22,249,000 at June 30, 2007 and 2006, respectively.

C. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

	2007	2006
Land	$ 3,755	$ 3,534
Buildings	34,000	30,772
Machinery and equipment	118,517	108,109

	156,272	142,415
Less accumulated depreciation	99,462	95,457

	$ 56,810	$ 46,958

Depreciation expense for the year ended June 30, 2007, 2006 and 2005 was $6,331,000, $5,529,000 and $5,108,000, respectively.

D. GOODWILL AND OTHER INTANGIBLES

The Company performed impairment tests of its goodwill at June 30, 2007 and 2006 and determined that no impairment of goodwill existed.

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2007 and 2006 were as follows (in thousands):

Balance at June 30, 2005	$12,854
Translation adjustment	36
Acquisition	2,414

Balance at June 30, 2006	15,304
Translation adjustment	387
Acquisition accounting adjustment	1,480

Balance at June 30, 2007	$17,171

At June 30, the following acquired intangible assets have defined useful lives and are subject to amortization (in thousands):

	2007	2006
Intangible assets with finite lives:
Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	2,050	4,732
Other	6,078	4,971

	11,143	12,718
Accumulated amortization	(4,303)	(3,382)
Translation adjustment	368	116

Total	$ 7,208	$ 9,452

The weighted average remaining useful life of the intangible assets included in the table above is approximately 10 years.

Intangible amortization expense for the year ended June 30, 2007, 2006 and 2005 was $921,000, $337,000 and $569,000, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2008	926
2009	925
2010	723
2011	723
2012	722
Thereafter	3,189

$7,208

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2007 and 2006 are $2,144,000 and $2,759,000, respectively. These assets are comprised of acquired tradenames.

E. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

	2007	2006
Salaries and wages	$10,574	$10,016
Retirement benefits	7,229	12,837
Warranty	7,266	6,948
Accrued income tax	7,016	4,352
Other	17,169	13,759

	$ 49,254	$ 47,912

F. WARRANTY

The following is a listing of the activity in the warranty reserve during the years ended June 30 (in thousands):

	2007	2006

Reserve balance, July 1	$6,948	$6,679
Current period expense	4,307	3,991
Payments or credits to customers	(4,427)	(3,934)
Purchase accounting adjustment (BCS)	210	-
Translation	228	212

Reserve balance, June 30	$7,266	$6,948

G. DEBT

Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements. These lines of credit may be withdrawn at the option of the banks. The following is aggregate borrowing information at June 30 (in thousands):

	2007	2006
Available credit lines	$ 9,118	4,196
Unused credit lines	9,118	4,196
Outstanding credit lines	--	--
Notes payable-other	--	16
Total notes payable	$ --	$16
Weighted-average interest
rates on credit lines	6.2%	3.0%
Long-term Debt:
Long-term debt consisted of the following at June 30 (in thousands):
	2007	2006
Revolving loan agreement	$14,525	$9,000
10-year unsecured senior notes	25,000	25,000
Secured long-term debt	1,140	1,140
Capital lease obligations	281	341
Other long-term debt	2,974	3,521

Subtotal	43,920	39,002
Less: current maturities	(1,768)	(633)
Total long-term debt	$ 42,152	$38,369

In December 2002, the Company entered into a $20,000,000 revolving loan agreement which had an original expiration date of October 31, 2005. In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007. During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009. An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010 and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases). This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants include a minimum consolidated net worth, minimum EBITDA of $11,000,000 at June 30, 2007 and a maximum total funded debt to EBITDA ratio of 2.5 at June 30, 2007. As of June 30, 2007, the Company was in compliance with these covenants. The outstanding balance of $14,525,000 and $9,000,000 at June 30, 2007 and 2006, respectively, is classified as long-term debt. Borrowings under this agreement bear interest on a schedule determined by the Company’s leverage ratio and the LIBOR interest rate (LIBOR plus 1.25% and 1.00% at June 30, 2007 and 2006, respectively). The rate was 6.570% and 6.129% at June 30, 2007 and 2006, respectively.

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

The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above. The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business,. The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000. Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

As a condition to the issuance of the Notes, the Company entered into an amendment to that certain revolving loan agreement, dated as of December 19, 2002, between the Company and M&I Marshall & Ilsley Bank (“M&I”), as amended, in which amendment M&I consented to the Company entering into the Note Agreement.

The secured long term debt of $1,140,000 at June 30, 2007 represents a Rolla mortgage loan maturing in May 2008, carrying an interest rate of 4.25% ..

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
2008	$ 1,768
2009	753
2010	18,811
2011	4,237
2012	3,817
Thereafter	14,534

$43,920

H. LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
2008	$ 3,159
2009	2,525
2010	2,068
2011	1,443
2012	1,239
Thereafter	549

$10,983

Total rent expense for operating leases approximated $3,513,000, $3,002,000, and $3,248,000 in 2007, 2006 and 2005, respectively.

I. SHAREHOLDERS' EQUITY

At June 30, 2007 and 2006, treasury stock consisted of 692,136 and 718,236 shares of common stock, respectively. The Company issued 26,100 shares of treasury stock in 2007, to fulfill its obligations under the stock option plans and restricted stock grants. The difference between the cost of treasury shares and the option price is recorded in common shares. The fair value of the restricted stock grants is recorded as compensation over the vesting period which is generally 1 to 4 year periods. The Company repurchased no shares of stock in 2007.

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values. This resolution supersedes the resolution previously adopted by the Board in January 2002. On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values.

Cash dividends per share were $0.41, $0.365 and $0.35 in 2007, 2006 and 2005, respectively (on a post-split basis).

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

Information about the Company's segments is summarized as follows (in thousands):

	Manufacturing	Distribution	Total
2007

Net sales	$288,428	$98,619	$387,047
Intra-segment sales	15,564	6,682	22,246
Inter-segment sales	42,649	4,952	47,601
Interest income	643	205	848
Interest expense	5,082	89	5,171
Income taxes	15,067	3,220	18,287
Depreciation and amortization	6,831	414	7,245
Segment earnings	31,630	5,776	37,406
Segment assets	318,983	58,501	377,484
Expenditures for segment assets	15,331	350	15,681

2006

Net sales	$226,540	$77,729	$304,269
Intra-segment sales	10,167	3,632	13,799
Inter-segment sales	42,462	4,721	47,183
Interest income	304	90	394
Interest expense	3,037	89	3,126
Income taxes	10,039	2,416	12,455
Depreciation and amortization	5,509	356	5,865
Segment earnings	18,540	4,359	22,899
Segment assets	239,138	53,896	293,034
Expenditures for segment assets	8,098	287	8,385

2005

Net sales	$206,630	$67,743	$274,373
Intra-segment sales	11,084	4,221	15,305
Inter-segment sales	36,380	4,216	40,596
Interest income	296	29	325
Interest expense	1,254	89	1,343
Income taxes	4,386	1,948	6,334
Depreciation and amortization	5,310	367	5,677
Segment earnings	5,831	3,286	9,117
Segment assets	170,782	33,356	204,138
Expenditures for segment assets	11,656	353	12,009

The following is a reconciliation of reportable segment net sales, earnings and assets to the Company’s consolidated totals (in thousands):

	2007	2006	2005
Net sales:
Total net sales from reportable segments	$387,047	$304,269	$274,373
Elimination of inter-company sales	(69,847)	(60,982)	(55,901)

Total consolidated net sales	$317,200	$243,287	$218,472

Net Earnings:

Total earnings from
reportable segments	$ 37,406	$22,899	$ 9,117
Other corporate expenses	(15,554)	(8,446)	(2,207)

Total consolidated net earnings	$ 21,852	$14,453	$ 6,910

Assets
Total assets for reportable segments	$377,484	$293,034
Elimination of inter-company assets	(103,548)	(55,104)
Corporate assets	(6,752)	(1,758)

Total consolidated assets	$267,184	$236,172

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2007
Interest income	$ 848	$ (405)	$443
Interest expense	5,171	(2,017)	3,154
Income taxes	18,287	(6,014)	12,273
Depreciation and amortization	7,245	7	7,252
Expenditures for segment assets	15,681	--	15,681

2006
Interest income	$ 394	$ (92)	$302
Interest expense	3,126	(1,408)	1,718
Income taxes	12,455	(3,985)	8,470
Depreciation and amortization	5,865	1	5,866
Expenditures for segment assets	8,385	--	8,385

2005
Interest income	$ 325	$ (185)	$140
Interest expense	1,343	(209)	1,134
Income taxes	6,334	(3,849)	2,485
Depreciation and amortization	5,677	--	5,677
Expenditures for segment assets	12,009	--	12,009

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):

	2007	2006	2005
Net sales
United States	$168,106	$148,502	$134,646
Italy	65,449	15,991	15,363
Other countries	83,645	78,794	68,463

Total	$317,200	$243,287	$218,472

Long-lived assets
United States	$ 56,998	$ 57,366
Belgium	63,753	36,414
Italy	47,252	21,424
Other countries	10,142	10,541
Elimination of inter-company assets	(84,201)	(40,704)

Total	$ 93,944	$ 85,041

One customer accounted for approximately 10% of consolidated net sales in 2007. There were no customers that accounted for 10% or more of consolidated net sales in 2006 and 2005.

K. STOCK-BASED COMPENSATION

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

The Company has 10,800 non-qualified stock options outstanding as of June 30, 2007 under the Twin Disc, Incorporated 2004 Stock Incentive Plan for Non-Employee Directors.

The Company has 19,200 incentive stock options and 80,000 non-qualified stock options outstanding at June 30, 2007 under the Twin Disc, Incorporated 1998 Incentive Compensation plan and the 1998 Stock Option Plan for Non-employee Directors. The 1998 plans were terminated during 2004, except that options then outstanding will remain so until exercised or until they expire.

The Company has 5,200 incentive stock options and 9,000 non-qualified stock options outstanding at June 30, 2007 under the Twin Disc, Incorporated 1988 Incentive Stock Option plan and the 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors. The 1988 plans were terminated during 1999, except that options then outstanding will remain so until exercised or until they expire.

Shares available for future options as of June 30 were as follows:

	2007	2006
2004 Stock Incentive Plan	209,159	239,600
2004 Stock Incentive Plan for Non-employee Directors	50,400	57,600

Stock option transactions under the plans during 2007 were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2007	Price	Life (years)	Value

Non-qualified stock options:
Options outstanding
at beginning of year	121,900	$ 9.76
Granted	3,600	36.01
Canceled/expired	(6,000)	9.70
Exercised	(19,700)	11.64

Options outstanding at June 30	99,800	$10.30	5.18	$6,149,080

Options exercisable at June 30	99,800	$10.30	5.18	$6,149,080

Options price range
($6.50 - $9.97)
Number of shares	72,600
Weighted average price	$ 7.93
Weighted average remaining life	4.95 years
Options price range
($10.94 - $14.38)
Number of shares	20,000
Weighted average price	$ 12.46
Weighted average remaining life	4.46 years
Options price range
($20.23 - $36.01)
Number of shares	7,200
Weighted average price	$ 28.12
Weighted average remaining life	9.50 years

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2007	Price	Life (years)	Value

Incentive stock options:
Options outstanding
at beginning of year	44,000	$ 9.46
Granted	-	-
Canceled/expired	(15,300)	9.13
Exercised	(4,300)	10.14
Options outstanding at June 30	24,400	$ 9.55	3.70	$1,521,654
Options exercisable at June 30	24,400	$9.55	3.70	$1,521,654
Options price range
($7.53 - $9.97)
Number of shares	19,200
Weighted average price	$ 8.40
Weighted average remaining life	4.32 years

Options price range
($10.94 - $14.37)
Number of shares	5,200

Weighted average price	$ 13.79
Weighted average remaining life	1.42 years

In July 2005, the Company adopted SFAS No. 123(R), “Share Based Payment” (FAS 123R) using the modified prospective approach. In addition, the Company computed its windfall tax pool using the shortcut method. This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. All options were 100% vested at the adoption of this statement.

During 2007 and 2006, 3,600 and 3,600 stock options were granted, respectively. As a result, compensation cost of $40,000 and $19,000 has been recognized in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2007 and 2006, respectively.

The total instrinsic value of options exercised during the year ended June 30, 2007 was approximately $890,000.

Prior to July 2005, the Company accounted for its stock option plans under the guidelines of Accounting Principles Board Opinion No. 25. Accordingly, no compensation cost was recognized in the Consolidated Statements of Operations and Comprehensive Income. Had the Company recognized compensation cost determined based on the fair value at the grant date for awards under the plans, the impact on net earnings and earnings per share would not have been material.

Incentive options granted to greater than 10% shareholders are calculated using a 3 year term and an exercise price equal to 110% of the fair market value on the date of grant. There were no incentive options granted to a greater than 10% shareholder during the years presented.

In fiscal 2007 and 2006, the Company granted 30,434 and 47,510 performance stock unit award grants, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2009. The performance stock unit awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 36,521. The stock unit awards granted in fiscal 2006 will vest if the Company achieves a specified consolidated gross revenue objective in the fiscal year ending June 30, 2008. If such objectives are met, the employees will receive a cash payment equal to the number of units multiplied by the fair-value of the Company’s common stock as of June 30, 2008 and 2009. There were 74,710 and 47,510 unvested stock unit awards outstanding at June 30, 2007 and 2006, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2007 was $20.70. The performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year ended June 30, 2007, 2006 and 2005, related to the performance stock unit award grants, approximated $2,328,000, $312,000 and $0, respectively. At June 30, 2007, there was $2,566,000 of unrecognized compensation cost related to the unvested shares, based upon the June 29, 2007 closing stock price of $71.91. This cost is expected to be recognized over a weighted average period of 1.5 years.

In fiscal 2007, 2006 and 2005, the Company granted 30,441, 66,700 and 63,000 performance stock awards, respectively, to various employees of the Company, including executive officers. The performance stock awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 36,529. The 2006 and 2005 stock awards will vest if the Company achieves a specified consolidated gross revenue objective in the fiscal years ending June 30, 2007 and 2008. There were 90,624, 128,650 and 63,000 unvested stock awards outstanding at June 30, 2007, 2006 and 2005, respectively. The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year ended June 30, 2007, 2006 and 2005, related to performance stock awards, approximated $897,000, $689,000 and $0, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2007 was $19.39. At June 30, 2007, there was $856,000 of unrecognized compensation cost related to the unvested shares. This cost is expected to be recognized over a weighted average period of 1.7 years.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled. During fiscal 2007, 2006 and 2005, the Company granted 3,600, 3,600 and 9,600 service based restricted shares, respectively, to employees and non-employee directors in each year. There were 31,600, 34,000 and 60,600 unvested shares outstanding at June 30, 2007, 2006 and 2005, respectively. Compensation expense of $156,000, $140,000 and $203,000 was recognized during the year ended June 30, 2007, 2006 and 2005, respectively, related to these service-based awards.

L. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $3,329,000, $2,024,000 and $2,278,000 in 2007, 2006 and 2005, respectively. Total engineering and development costs were $9,327,000, $8,070,000 and $8,050,000 in 2007, 2006 and 2005, respectively.

M. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has non-contributory, qualified defined benefit pension plans covering substantially all domestic employees hired prior to October 1, 2003, and certain foreign employees. Domestic plan benefits are based on years of service, and, for salaried employees, on average compensation for benefits earned prior to January 1, 1997, and on a cash balance plan for benefits earned after January 1, 1997. The Company's funding policy for the plans covering domestic employees is to contribute an actuarially determined amount which falls between the minimum and maximum amount that can be deducted for federal income tax purposes. Domestic plan assets consist principally of listed equity and fixed income securities.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans on the balance sheet. Each over-funded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, is recognized as a component of accumulated comprehensive income in shareholders’ equity. Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard. SFAS No. 158 requires initial application for fiscal years ending after December 15, 2006, with earlier application encouraged. The Company adopted SFAS No. 158 as of June 30, 2007.

The incremental effect of applying SFAS No. 158 on the Consolidated Balance Sheet at June 30, 2007 was as follows:

		Incremental Effect	After
	Before Application	of Application of	Application of
	of SFAS No. 158	SFAS No. 158	SFAS No. 158
Deferred income taxes	$ (8,322)	$ 12,278	$ 3,956
Other assets	29,526	(22,871)	6,655
Total assets	277,777	(10,593)	267,184
Accrued liabilities	51,077	(1,823)	49,254
Total current liabilities	81,741	(1,823)	79,918
Accrued retirement benefits	15,369	11,023	26,392
Total liabilities	141,902	9,200	151,102
Accumulated other comp. income	15,300	(19,793)	(4,493)
Total shareholders’ equity	135,230	(19,793)	115,437
Total liabilities & shareholders’ equity	277,777	(10,593)	267,184

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plan’s funded status and the amounts recognized in the Company's balance sheets and statement of operations as of June 30 (dollars in thousands):

			Other
	Pension		Postretirement
	Benefits		Benefits
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation, beginning of year	$121,876	$125,402	$ 23,847	$ 26,110
Service cost	1,278	1,171	75	73
Interest cost	7,029	6,974	1,335	1,406
Amendments	(2)	-	-	-
Actuarial (gain) loss	(885)	(3,140)	2,634	(399)
Benefits paid	(9,752)	(8,531)	(3,431)	(3,343)

Benefit obligation, end of year	$119,544	$121,876	$ 24,460	$ 23,847

Change in plan assets:
Fair value of assets, beginning of year	$104,623	$ 96,238	$ -	$ -
Actual return on plan assets	14,040	12,517	-	-
Employer contribution	8,821	4,399	3,431	3,343
Benefits paid	(9,752)	(8,531)	(3,431)	(3,343)

Fair value of assets, end of year	$117,732	$104,623	$ -	$ -

Funded status:	$ (1,813)	$(17,253)	$(24,460)	$(23,847)
Unrecognized net transition obligation	-	251	-	-
Unrecognized actuarial loss	-	35,422	-	10,387
Unrecognized prior service cost	-	(4,031)	-	(4,070)

Net amount recognized	$ (1,813)	$14,389	$(24,460)	$(17,530)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$ 2,353	-	$ -	-
Deferred tax asset	-	12,252	-	-
Pension obligation	(4,166)	(17,026)	-	-
Postretirement health & other obligations	-	-	(24,460)	(17,530)
Accumulated other comprehensive income	-	19,163	-	-
Net amount recognized	$ (1,813)	$ 14,389	$ (24,460)	$ (17,530)

Amounts recognized in accumulated other comprehensive income consist of (net of tax):
Net transition obligation	$123	$ -
Prior service cost	(2,055)	(2,069)
Actuarial net loss	16,394	7,400

Net amount recognized	$ 14,462	$5,331

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (dollars in thousands):

		Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$1,703	$889
Prior service cost	(718)	(678)

Net amount to be recognized	$ 985	$211

The accumulated benefit obligation for all defined benefit pension plans was $119,544,000 and $121,876,000 at June 30, 2007 and 2006, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2007	2006

Projected and accumulated benefit obligation	$ 7,612	$121,876
Fair value of plan assets	3,447	104,623

Components of Net Periodic Benefit Cost

	Pension Benefits
	2007	2006	2005

Service cost	$ 1,278	$ 1,171	$ 1,285
Interest cost	7,029	6,974	7,169
Expected return on plan assets	(8,730)	(7,820)	(7,321)
Amortization of prior service cost	(766)	96	124
Amortization of transition obligation	66	63	59
Amortization of net loss	2,752	3,138	3,262

Net periodic benefit cost	$ 1,629	$ 3,622	$ 4,578

	Other Postretirement Benefits
	2007	2006	2005

Service cost	$ 75	$ 73	$ 52
Interest cost	1,335	1,406	1,674
Amoritization of prior service cost	(678)	(678)	(678)
Amortization of net actuarial loss	889	1,022	1,333

Net periodic benefit cost	$ 1,621	$ 1,823	$ 2,381

Additional Information
			Other
	Pension Benefits		Postretirement Benefits
Assumptions (as of March 31)

Weighted average assumptions used
to determine benefit obligations
at June 30
		2007	2006	2007	2006

Discount rate		6.00%	6.00%	6.00%	6.00%
Expected return on plan assets		8.50%	8.50%

Weighted average assumptions used
to determine net periodic benefit
cost for years ended June 30

	2007	2006	2005	2007	2006	2005

Discount rate	6.00%	5.75%	6.00%	6.00%	5.75%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The assumed weighted-average health care cost trend rate was 9% in 2007, grading down to 6% in 2011. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $385,000 and the service and interest cost by approximately $23,000. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $359,000 and the service and interest cost by approximately $22,000.

Plan Assets

The Company’s pension plan weighted-average asset allocations at June 30, 2007 and 2006, by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2007	2006

Equity securities	70%	73%	71%
Debt securities	20%	18%	19%
Real estate	10%	9%	10%

	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The pension plans held 124,804 shares of Company stock with a fair market value of $8,974,656 (7.4 percent of total plan assets) and $3,820,250 (3.8 percent of total plan assets) at June 30, 2007 and 2006, respectively.

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

Cash Flows

Contributions

The Company expects to contribute $1,823,000 to its pension plan in fiscal 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other Postretirement Benefits
	Pension	Gross	Part D	Net Benefit
	Benefits	Benefits	Reimbursement	Payments

2008	$9,544	$3,419	$73	$3,346
2009	9,301	3,328	76	3,252
2010	9,384	2,899	78	2,821
2011	9,417	2,808	78	2,730
2012	9,421	2,669	78	2,591
Years 2013-2017	45,824	10,710	358	10,352

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $1,896,000, $1,745,000 and $1,348,000 in 2007, 2006 and 2005, respectively.

N. INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows (in thousands):

	2007	2006	2005
United States	$23,144	$13,996	$ 5,281
Foreign	11,185	9,056	4,211
	$34,329	$23,052	$ 9,492

The provision (credit) for income taxes is comprised of the following (in thousands):

	2007	2006	2005
Currently payable:
Federal	$ 3,747	$ 1,640	$ 446
State	1,080	278	32
Foreign	7,487	3,794	3,298

	12,314	5,712	3,776
Deferred:
Federal	1,808	2,001	(813)
State	100	532	272
Foreign	(1,949)	225	(750)

	(41)	2,758	(1,291)

	$12,273	$ 8,470	$ 2,485

The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).

	2007	2006
Deferred tax assets:
Retirement plans and employee benefits	$14,387	$13,843
Alternative minimum tax credit carryforwards	438	460
Foreign tax credit carryforwards	-	1,662
State net operating loss and other state credit carryforwards	-	19
Inventory	3,029	2,330
Reserves	1,712	1,578
Research & development capitalization	1,053	1,304
Other	352	97

	20,971	21,293
Deferred tax liabilities:
Property, plant and equipment	5,316	5,215
Intangibles	5,653	6,146

	10,969	11,361

Total net deferred tax assets	$ 10,002	$ 9,932

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize deferred tax assets. The alternative minimum tax credit carryforwards will be carried forward indefinitely.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2007	2006	2005

U.S. federal income tax at 35%	$11,944	$ 8,023	$3,194
Increases (reductions) in tax resulting from:
Foreign tax items	672	398	(354)
State taxes	767	563	304
Valuation allowance	-	(270)	(1,133)
Research & development tax credits	(1,235)	-	-
Other, net	125	(244)	474

	$12,273	$8,470	$ 2,485

During fiscal 2006 and 2005, the Company reversed its valuation allowances on certain foreign tax credit carryforwards that were expected to be utilized as a result of certain internal corporate restructurings and transactions, along with improved operating results. These foreign tax credit carryforwards were fully utilized in fiscal 2007.

During fiscal 2007, the Company completed an extensive project to identify, assess and document its research and development activities to determine if the nature of these activities qualified for the Federal research tax credit. This project resulted in the recognition of $1.2 million, primarily in the fourth quarter of fiscal 2007, of Federal and State research tax credits related to the previous four years.

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $7.7 million at June 30, 2007. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits. It is not practicable to estimate the amount of unrecognized withholding taxes or the deferred tax liability on such earnings.

O. CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

P. RESTRUCTURING OF OPERATIONS

During the fourth quarter of 2007, the Company recorded a pre-tax restructuring charge of $2,652,000 related to a workforce reduction at its Belgian operation that will allow for improved profitability through targeted outsourcing savings and additional focus on core manufacturing processes. The charge consists of prepension costs for 32 employees; 29 manufacturing employees and 3 salaried employees. During 2007, the Company made no cash payments. Accrued restructuring costs were $2,652,000 at June 30, 2007.

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of 2005 as the Company restructured its Belgian operation to improve future profitability. The charge consists of prepension costs for 37 employees; 33 manufacturing employees and 4 salaried employees. During 2007 and 2006, the Company made cash payments of $177,000 and $214,000, respectively. Accrued restructuring costs were $1,640,000 and $1,706,000 at June 30, 2007 and 2006, respectively.

Q. ACQUISITIONS

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

The BCS Group has a fiscal year ended May 31. No results of operations for the BCS Group are included in the consolidated results for the year ended June 30, 2006 as the acquisition was effective with their fiscal year end of May 31, consistent with the Company’s consolidation principles (see Note A). A full year of BCS Group activity is included in the consolidated results for the year ended June 30, 2007.

The purchase price, including acquisition costs, net of cash acquired was $20,330,000.

The condensed balance sheet of the BCS Group as of May 31, 2006 is as follows (in thousands):

Current Assets	$ 25,471
Net Fixed Assets	4,136
Other Assets	315
Intangibles	10,971

Total assets acquired	$ 40,893

Current Liabilities	$ 13,783
Deferred Taxes	3,836
Stockholders’ Equity	23,274

$40,893

Intangible assets identified and the amounts assigned are as follows:

Intangible Assets Subject to Amortization:

Customer relationships	$3,156
Distribution Network	597
Non-compete agreements	1,449
$5,202

The weighted average amortization period is 10 years.

Intangible Assets Not Subject to Amortization:

Trademark	$ 1,875
Goodwill	3,894

$ 5,769

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

R. STOCK SPLIT

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

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS for the years ended June 30, 2007, 2006 and 2005 (In thousands)

	----------- Additions----------
	Balance at	Charged to			Balance at
	Beginning	Costs and	Net		end of
Description	of Period	Expenses	Acquired	Deductions(1)	of Period

2007:

Allowance for losses on
accounts receivable	$1,023	$ 123	$ -	$ 224	$ 922

Reserve for inventory
obsolescence	$5,953	$2,342	$ -	$3,735	$4,560

2006:

Allowance for losses on
accounts receivable	$927	$ 126	$140	$ 170	$1,023

Reserve for inventory
obsolescence	$4,510	$1,753	$960	$1,270	$5,953

2005:

Allowance for losses on
accounts receivable	$ 604	$ 365	$ -	$ 42	$ 927

Reserve for inventory
obsolescence	$4,672	$2,020	$ -	$2,182	$4,510

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

September 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	(	By /s/ Michael E. Batten
	(	Michael E. Batten, Chairman, President
	(	Chief Executive Officer and Director
(
(
September 13, 2007	(
	(	By /s/ Christopher J. Eperjesy
	(	Christopher J. Eperjesy, Vice
	(	President-Finance, Chief Financial
	(	Officer and Secretary

	(	John H. Batten, Director
September 13, 2007	(	John A. Mellowes, Director
	(	David B. Rayburn, Director
	(	Harold M. Stratton II, Director
	(	David L. Swift, Director
	(	Malcolm F. Moore, Director
	(	David R. Zimmer, Director
(
	(	By /s/ Christopher J. Eperjesy
	(	Christopher J. Eperjesy, Attorney in Fact

EXHIBIT INDEX

                                                                                                                            EXHIBIT INDEX

TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2007

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

e)	Director Tenure and Retirement Policy (Incorporated by reference to
Exhibit 10(g) of the Company's Form 10-K for the year ended June 30,
2004). File No. 001-07635.

f)	The 1998 Incentive Compensation Plan (Incorporated by reference to
Exhibit A of the Proxy Statement for the Annual Meeting of
Shareholders held on October 16, 1998). File No. 001-07635.

g)	The 1998 Stock Option Plan for Non-Employee Directors (Incorporated
by reference to Exhibit B of the Proxy Statement for the Annual Meeting
of Shareholders held on October 16, 1998). File No. 001-07635.

h)	The 2004 Stock Incentive Plan as amended (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of
Shareholders held on October 20, 2006). File No. 001-07635.

i)	The 2004 Stock Incentive Plan for Non-Employee Directors as amended	X

j)	Form of Performance Stock Award Agreement (Incorporated by
reference to Exhibit 10.1 of the Company’s Form 8-K dated August 2,
2005). File No. 001-07635.

k)	Amendment to Supplemental Retirement Plan (Incorporated by
reference to Exhibit 10.2 of the Company’s Form 8-K dated August 2,
2005). File No. 001-07635.

l)	Forms of Change in Control Severance Agreements (Incorporated by
reference to Exhibits 10.3, 10.4 and 10.5 of the Company’s Form 8-K
dated August 2, 2007). File No. 001-07635.

m)	Form of Indemnity Agreement (Incorporated by reference to Exhibit
10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-
07635.

n)	Waiver and Release Agreement (Incorporated by reference to Exhibit
10.7 of the Company’s Form 8-K dated August 2, 2005). File No. 001-
07635.

o)	6.05% Senior Notes (Incorporated by reference to Exhibit 4.1 of the
Company’s Form 8-K dated April 12, 2006). File No. 001-07635.

p)	Amendment 1 to 6.05% Senior Notes.	X
q)	Amendment 2 to 6.05% Senior Notes.	X

21	Subsidiaries of the Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

24	Power of Attorney	X

31a	Certification	X

31b	Certification	X

32a	Certification pursuant to 18 U.S.C. Section 1350	X

32b	Certification pursuant to 18 U.S.C. Section 1350	X