Form 10-Q
period 2007-09-28
TWIN DISC INC
filed 2007-11-07
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 28, 2007

Commission File Number 1-7635

TWIN DISC, INCORPORATED
(Exact name of registrant as specified in its charter)

Wisconsin	39-0667110
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1328 Racine Street, Racine, Wisconsin 53403

(Address of principal executive offices)

(262) 638-4000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days

                                                                                                                                                                                              Yes _x_           No__ ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

                                                                                                                     Large Accelerated Filer __                              Accelerated Filer_x_                              Non-accelerated filer__ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                                                               Yes__             No_ x_ .

At October 31, 2007, the registrant had 5,638,437 shares of its common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Unaudited)

	September 28,	June 30,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$19,677	$ 19,508
Trade accounts receivable, net	55,192	63,277
Inventories, net	81,809	76,253
Deferred income taxes	6,403	6,046
Other	8,480	8,156

Total current assets	171,561	173,240

Property, plant and equipment, net	58,181	56,810
Goodwill, net	17,281	17,171
Deferred income taxes	3,314	3,956
Intangible assets, net	9,229	9,352
Other assets	6,941	6,655

	$266,507	$267,184
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$ 1,846	$ 1,768
Accounts payable	29,415	28,896
Accrued liabilities	44,423	49,254

Total current liabilities	75,684	79,918

Long-term debt	53,310	42,152
Accrued retirement benefits	24,578	26,392
Other long-term	2,627	2,640

	156,199	151,102

Minority interest	718	645

Shareholders' equity:
Common shares authorized: 15,000,000;
issued: 6,550;224 no par value	13,884	13,304
Retained earnings	125,562	121,109
Accumulated other comprehensive loss	(1,785)	(4,493)

	137,661	129,920
Less treasury stock, at cost
(911,787 and 692,136 shares, respectively)	28,071	14,483

Total shareholders' equity	109,590	115,437

	$266,507	$267,184

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended
	September 28,	September 30,
	2007	2006

Net sales	$73,613	$65,774
Cost of goods sold	49,762	45,461
	23,851	20,313

Marketing, engineering and administrative expenses	14,694	13,652
Interest expense	744	643
Other income, net	(5)	(80)
	15,433	14,215

Earnings before income taxes and minority interest	8,418	6,098
Income taxes	3,237	2,377

Earnings before minority interest	5,181	3,721
Minority interest	(75)	(49)

Net earnings	$ 5,106	$ 3,672

Dividends per share	$0.1100	$ 0.0950

Earnings per share data:
Basic earnings per share	$ 0.89	$ 0.63
Diluted earnings per share	$ 0.88	$ 0.62

Weighted average shares outstanding data:
Basic shares outstanding	5,748	5,802
Dilutive stock options	68	103

Diluted shares outstanding	5,816	5,905

Comprehensive income:
Net earnings	$ 5,106	$ 3,672
Foreign currency translation adjustment	2,708	59

Comprehensive income	$7,814	$ 3,731

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Three Months Ended
	September 28,	September 30,
	2007	2006

Cash flows from operating activities:
Net earnings	$ 5,106	$ 3,672
Adjustments to reconcile net earnings to
net cash provided (used) by operating activities:
Depreciation and amortization	1,755	1,444
Other non-cash changes, net	594	234
Net change in working capital,
excluding cash	(2,313)	(14,843)

	5,142	(9,493)
Cash flows from investing activities:
Acquisitions of fixed assets	(2,502)	(1,267)

	(2,502)	(1,267)
Cash flows from financing activities:
Bank overdraft	-	(1,252)
(Decrease) increase in notes payable, net	(395)	101
Proceeds from long-term debt	11,251	11,577
Proceeds from exercise of stock options	100	100
Purchase of treasury stock	(13,367)	-
Dividends paid	(653)	(554)
Other	18	171

	(3,046)	10,143

Effect of exchange rate changes on cash	575	104

Net change in cash and cash equivalents	169	(513)

Cash and cash equivalents:
Beginning of period	19,508	16,427

End of period	$19,677	$15,914

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

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year. This reclassification impacted the Company’s Condensed Consolidated Statements of Cash Flow, resulting in a transfer of $171,000 from operating activities to financing activities.

New Accounting Releases

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN No. 48 in the first quarter of fiscal 2008, with no impact to its financial statements.

B. Inventory

The major classes of inventories were as follows (in thousands):

	September 28,	June 30,
	2007	2007
Inventories:
Finished parts	$51,218	$49,594
Work in process	16,222	13,011
Raw materials	14,369	13,648

	$81,809	$76,253

Finished goods inventory includes both fully assembled units and finished components that may be sold as replacement parts or assembled into complete units.

C. Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three month periods ended September 28, 2007 and September 30, 2006 (in thousands).

	Three Months Ended
	September 28,	September 30,
	2007	2006

Reserve balance, beginning of period	$7,266	$6,948
Current period expense	894	899
Payments or credits to customers	(830)	(895)
Acquisition accounting	-	210
Translation	197	(33)

Reserve balance, end of period	$7,527	$7,129

D. Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E. Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended
	September 28,	September 30,
	2007	2006

Manufacturing segment sales	$64,547	$57,666
Distribution segment sales	25,764	22,763
Inter/Intra segment elimination	(16,698)	(14,655)

Net sales	$73,613	$65,774

Manufacturing segment earnings	$ 8,790	$ 5,686
Distribution segment earnings	2,517	2,299
Inter/Intra segment elimination	(2,889)	(1,887)

Earnings before income taxes
and minority interest	$ 8,418	$ 6,098

	September 28,	June 30,
Assets	2007	2007

Manufacturing segment assets	$319,779	$318,983
Distribution segment assets	57,781	58,501
Corporate assets and elimination
of inter-company assets	(111,053)	(110,300)
	$266,507	$267,184

F. Stock-Based Compensation

In fiscal 2008 and 2007, the Company granted 25,767 and 30,434 performance stock unit awards, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2010. The performance stock unit awards granted in fiscal 2008 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 30,920. The performance stock unit awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock unit awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 36,521. There were 100,477 and 74,710 unvested stock unit awards outstanding at September 28, 2007 and September 30, 2006, respectively. The performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the performance stock unit awards is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three months ended September 28, 2007 and September 30, 2006, related to the performance stock unit awards, approximated $(12,313) and $242,000, respectively.

In fiscal 2008 and 2007, the Company granted 17,517 and 30,441 performance stock awards, respectively, to various employees of the Company, including executive officers. The performance stock awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2010. The performance stock awards granted in fiscal 2008 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 21,020. The performance stock awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 36,529. There were 108,141 and 149,457 unvested stock awards outstanding at September 28, 2007 and September 30, 2006, respectively. The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three months ended September 28, 2007 and September 30, 2006, related to performance stock awards, approximated $205,000 and $222,000, respectively.

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

	Three Months Ended
	September 28,	September 30,
	2007	2006

Pension Benefits:
Service cost	$ 288	$ 294
Interest cost	1,716	1,743

Expected return on plan assets	(2,388)	(2,129)
Amortization of prior service cost	(180)	(180)
Amortization of transition obligation	12	11
Amortization of net loss	427	674

Net periodic benefit (income) cost	$ (125)	$ 413

Postretirement Benefits:
Service cost	$9	$19
Interest cost	342	334
Amortization of net actuarial loss	133	52

Net periodic benefit cost	$484	$405

The Company previously disclosed in its financial statements for the year ended June 30, 2007, that it expected to contribute $1,823,000 to its pension plan in fiscal 2008. As of September 28, 2007, $1,725,000 of contributions have been made.

H. Income Taxes

During June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted the provisions of FIN 48 as of July 1, 2007. We did not recognize an increase or decrease in the net liability for unrecognized tax benefits, at July 1, 2007. As of the date of adoption, we had total unrecognized tax benefits of approximately $325,000 that would favorably affect the effective tax rate if recognized. We do not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months.

There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended September 28, 2007.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2003 through 2007 for our major operations in the U.S., Italy, Belgium, and Japan. The U.S. Internal Revenue Service is currently auditing our consolidated income tax return for 2006. Other audits currently underway include those in Singapore and Italy. It is reasonably possible that at least one of these audit cycles will be completed during 2007.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, total accrued penalties and net accrued interest with respect to income taxes was approximately $27,000, that would favorably affect the effective tax rate if recognized .

I. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the three months ended September 28, 2007 were as follows (in thousands):

Balance at June 30, 2007	$17,171
Translation adjustment	110
Balance at September 28, 2007	$17,281

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of September 28, 2007 and June 30, 2007 are as follows (in thousands):

	September 28,	June 30,
	2007	2007
Intangible assets with finite lives:
Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	2,050	2,050
Other	6,078	6,078

	11,143	11,143
Accumulated amortization	(4,536)	(4,303)
Translation adjustment	450	368

Total	$ 7,057	$ 7,208

The weighted average remaining useful life of the intangible assets included in the table above is approximately 10 years.

Intangible amortization expense for the three months ended September 28, 2007 and September 30, 2006 was $233,000 and $281,000, respectively. Estimated intangible amortization expense for the remainder of fiscal 2008 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2008	$ 714
2009	931
2010	725
2011	725
2012	725
2013	684

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 28, 2007 and June 30, 2007 are $2,172,000 and $2,144,000, respectively. These assets are comprised of acquired tradenames.

J. Long-term Debt

Long-term debt at September 28, 2007 and June 30, 2007 consisted of the following (in thousands):

	September 28,	June 30,
	2007	2007

Revolving Loan	$25,800	$14,525
10-year unsecured senior notes	25,000	25,000
Other	4,356	4,395

Subtotal	55,156	43,920
Less: current maturities	(1,846)	(1,768)

Total long-term debt	$53,310	$42,152

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values. This resolution supersedes the resolution previously adopted by the Board in January 2002. On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values. In the first fiscal quarter, the Company repurchased 260,000 shares of its outstanding common stock at an everage price of $51.41 per share.

K. Subsequent Event

On October 23, 2007, the Company announced that its board of directors approved a two-for-one stock split of its outstanding common stock. Stockholders at the close of business on December 10, 2007, will receive one additional share of common stock for every share of common stock owned as of that date. The Company’s common stock will begin trading at its post-split price at the beginning of trading on January 2, 2008.

On a pro forma basis, after giving effect to the stock split, the following changes would occur on the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Operations as of September 28, 2007.

	September 28,
	2007
Total shares authorized	30,000,000
Total shares issued and outstanding	13,100,448

	September 28,	September 30,
	2007	2007
Basic earnings per share	$ 0.44	$ 0.32
Diluted earnings per share	$ 0.44	$ 0.31

Item 2. Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated 2007 financial statements and related notes.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2007 could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Three Months Ended
	September 28,		September 30,
	2007	%	2006	%

Net sales	$ 73,613		$ 65,774
Cost of goods sold	49,762		45,461

Gross profit	23,851	32.4%	20,313	30.9%
Marketing, engineering and
administrative expenses	14,694	20.0	13,652	20.8
Earnings from operations	$ 9,157	12.4	$ 6,661	10.1

Comparison of the First Quarter of FY 2008 with the First Quarter of FY 2007

Net sales for the first quarter improved 11.9%, or $7.8 million, to $73.6 million from $65.8 million in the same period a year ago. The year-over-year improvement came in a number of the Company’s product markets. The Company’s North American manufacturing operations saw increased demand for vehicular transmissions for use in airport, rescue and firefighting vehicles, marine transmission products for commercial applications and marine propulsion system products for pleasure craft applications, particularly for use in the Italian mega yacht market. Sales of land based transmissions for oil field and military applications matched last year’s fiscal first quarter pace. However, industrial product markets continued to experience some cyclical softening in the first fiscal quarter. Compared to the first quarter of fiscal 2007, the Euro and Asian currencies strengthened against the US dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $2.4 million versus the prior year, before eliminations.

Sales at our manufacturing segment were up 11.9% versus the same period last year. Sales at our US domestic manufacturing location were up nearly 7%. As noted above, the sales growth in our domestic operations was primarily driven by increased sales of vehicular transmissions for use in airport, rescue and firefighting vehicles, marine transmission products for commercial applications and marine propulsion system products for pleasure craft applications. Sales at our Belgian manufacturing location were up over 20% over the same period last year. About a third of this increase can be attributed to the translation effect of a strengthening Euro versus the first quarter of last fiscal year. Our Italian and Swiss manufacturing operations saw double digit increases in sales compared to fiscal 2007’s first quarter. The year over year improvement was driven by continued strength in the Italian mega yacht market for the Company’s marine and propulsion system products, as well as the favorable translation effect of a strengthening Euro versus the US Dollar.

Our distribution segment experienced an increase of 13.2% in sales compared to the first quarter of fiscal 2007. The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications. In addition, the Company’s distribution operation in Italy experienced strong demand for surface drive products for use in the Italian mega yacht market. Approximately one-third of the year over year improvement in sales at the Company’s distribution operations can be attributed to the translation effect of strengthening Asian currencies versus the US dollar when compared to the first quarter of last fiscal year.

The elimination for net inter/intra segment sales increased $2.0 million, accounting for the remainder of the net change in sales versus the same period last year. Our domestic and Belgian manufacturing operations experienced an increased level of intercompany sales in the quarter versus the same period a year ago. After considering this, the net increase in inter/intra segment sales was consistent with the overall increase in sales and order levels experienced by the Company in the first quarter.

Gross margin as a percentage of sales increased to 32.4% of sales, compared to 30.9% of sales for the same period last year. In 2007’s fiscal first quarter, there was an inventory purchase accounting adjustment related to the Company’s BCS acquisition that reduced gross margin by $734,000, or 110 basis points as a percentage of sales. In fiscal 2008’s first quarter, there was an unfavorable margin impact of the strengthening Euro on the US Dollar sales of our Belgian manufacturing operation of $0.3 million, or 40 basis points. Adjusting for these two items, the net increase in gross margin as a percentage of sales would have been 80 basis points. Higher volume, level fixed costs, increased manufacturing productivity and absorption at our domestic manufacturing operations, and lower pension expense helped to partially offset higher raw material and other costs.

Marketing, engineering, and administrative (ME&A) expenses were 7.6% higher compared to last year’s first fiscal quarter. As a percentage of sales, ME&A expenses were down slightly to 20.0% of sales versus 20.8% of sales in the first quarter of fiscal 2007. The overall dollar increase can be attributed to (1) the year-over-year increase in salary and wage costs, (2) costs associated with the implementation of a new global enterprise resource planning (“ERP”) system and (3) the translation effect of the strengthening Euro and Asian currencies versus the US Dollar.

Interest expense of $0.7 million for the quarter was up 15.7% versus last year’s first fiscal quarter. For the first quarter of fiscal 2007, the interest rate on the Company’s revolving credit facility was in the range of 6.3% to just under 6.4%, whereas for the first quarter of fiscal 2008 the range was 6.57% to just under 7.0% . In addition, the average balance of the Company’s revolving credit facility increased versus the prior year. As a result, total interest on the revolver increased by $0.1 million.

The consolidated income tax rate was essentially flat compared to the prior year, as the distribution of earnings remained relatively unchanged.

Financial Condition, Liquidity and Capital Resources

Comparison between September 28, 2007 and June 30, 2007

As of September 28, 2007, the Company had net working capital of $95.9 million, which represents an increase of $2.6 million from the net working capital of $93.3 million as of June 30, 2007.

Cash and cash equivalents remained relatively flat at $19.7 million as of September 28, 2007, versus $19.5 million as of June 30, 2007. The majority of the cash and cash equivalents as of September 28, 2007 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $55.2 million were down $8.1 million when compared to last fiscal year-end. The net decrease is consistent with the normal seasonal sales volume decline experienced from the fourth quarter of the prior fiscal year to the first quarter of fiscal 2008.

Net inventory increased by $5.6 million versus June 30, 2007 to $81.8 million. The majority of the increase came at the Company’s domestic and Belgian manufacturing locations, where a significant increase in the order rate continues to be experienced. On a consolidated basis, as of September 28, 2007, the Company’s backlog of orders to be shipped over the next six months approximates $112.3 million, up 1.8% since the year began and up 12.1% compared with the same period a year ago.

Net property, plant and equipment (PP&E) increased $1.4 million versus June 30, 2007. This includes the addition of $2.5 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was partially offset by depreciation of $1.5 million. The net remaining increase is due to foreign currency translation effects. In total, the Company expects to invest between $15 and $17 million in capital assets in fiscal 2008. The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year. This compares to $15.7 million in capital expenditures in fiscal 2007. The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the selection and implementation of a global ERP system.

Accounts payable as of September 28, 2007 of $29.4 million were up $0.5 million, or 1.8%, from June 30, 2007. The slight increase is the result of the increase in inventory levels through the first quarter, partially offset by an overall seasonal decline in volume compared to the fourth quarter of fiscal 2007.

Total borrowings, notes payable and long-term debt, as of September 28, 2007 increased by $11.2 million, or nearly 26%, to $55.2 million versus June 30, 2007. This increase was driven by (1) a nearly $13.4 million stock repurchase in the quarter, (2) a $1.7 million contribution to the Company’s domestic defined benefit pension plans and (3) the payment of annual incentive and bonus awards for fiscal 2007 performance in the first fiscal quarter of. In the first fiscal quarter, the Company repurchased 260,000 shares of its outstanding common stock at an average price of $51.41 per share. For the balance of fiscal 2008, the Company is not required to make any additional contributions to its domestic defined benefit plans. However, based on overall financial performance, cash flows and in light of the recently enacted Pension Protection Act of 2006, the Company may elect to make further contributions beyond those required. At September 28, 2007, the Company is in compliance with all covenants and other requirements set forth in its revolving loan and note agreements.

Total shareholders’ equity decreased by $5.8 million to a total of $109.6 million. Retained earnings increased by $4.5 million. The net increase in retained earnings included $5.1 million in net earnings reported year-to-date, offset by $0.6 million in dividend payments. Net favorable foreign currency translation of $2.7 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first three months of fiscal 2008. The net remaining decrease of $13 million relates primarily to the stock repurchases noted above.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. As of September 28, 2007, the Company had outstanding available borrowings under its $35 million revolving line of credit of $9.2 million. Furthermore, the Company has nearly $20 million in cash and cash equivalents at its subsidiaries around the world, approximately 20% of which is considered permanently reinvested. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

As of September 28, 2007, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years

Revolver borrowing	$25,800		$25,800

Long-term debt	$29,356	$ 1,846	$ 5,458	$7,610	$14,442

Operating leases	$ 10,983	$ 3,159	$ 4,593	$2,682	$ 549

Total obligations	$66,139	$ 5,005	$35,851	$10,292	$14,991

New Accounting Releases

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. It addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN No. 48 in the first quarter of fiscal 2008, with no impact to its financial statements.

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

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2007. There have been no significant changes to those accounting policies subsequent to June 30, 2007.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2010, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 28, 2007 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $180,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 48% of the Company’s revenues in the three months ended September 28, 2007 were denominated in currencies other than the U.S. dollar. Of that total, approximately 63% was denominated in euros with the balance composed of Japanese yen, the Swiss franc and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2008 and 2007 was the Euro. At September 28, 2007, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $292,000 with a weighted average maturity of 32 days. The fair value of the Company’s contracts was a gain of approximately $12,000 at September 28, 2007. At June 30, 2007, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $765,000 with a weighted average maturity of 29 days. The fair value of the Company’s contracts was a minimal gain at June 30, 2007.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2007 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the three months ended September 28, 2007, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

				(d) Maximum
	(a) Total		(c) Total Number of	Number of Shares
	Number of	(b) Average	Shares Purchased as Part	that May Yet Be
Period	Shares	Price Paid per	of Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs	Plans or Programs

July 1 - 31, 2007	0	NA	0	200,000

August 1 - 31, 2007	200,000	$51.13	200,000	200,000

September 1 - 28, 2007	60,000	$52.33	60,000	140,000

Total	260,000		260,000

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 7, 2007	/S/JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer