Form 10-Q
period 2007-12-28
TWIN DISC INC
filed 2008-02-06
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 28, 2007

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

                                                                                                                                                                                                             Yes _ x_                         No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

                                                                                                        Large Accelerated Filer __            Accelerated Filer _x_           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes __                           No _ x_ .

At January 31, 2008, the registrant had 11,274,114 shares of its common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	December 28,	June 30,
	2007	2007
Assets
Current assets:
Cash and cash equivalents	$22,117	$ 19,508
Trade accounts receivable, net	59,797	63,277
Inventories, net	87,615	76,253
Deferred income taxes	6,360	6,046
Other	10,245	8,156

Total current assets	186,134	173,240

Property, plant and equipment, net	61,858	56,810
Goodwill, net	17,889	17,171
Deferred income taxes	2,322	3,956
Intangible assets, net	9,567	9,352
Other assets	6,928	6,655

	$284,698	$267,184
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$ 1,933	$ 1,768
Accounts payable	35,133	28,896
Accrued liabilities	47,347	49,254

Total current liabilities	84,413	79,918

Long-term debt	53,613	42,152
Accrued retirement benefits	23,861	26,392
Other long-term	3,890	2,640

	165,777	151,102

Minority interest	655	645

Shareholders' equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	14,204	13,304
Retained earnings	128,986	121,109
Accumulated other comprehensive income (loss)	3,055	(4,493)

	146,245	129,920
Less treasury stock, at cost
(1,815,354 and 1,384,272 shares, respectively)	27,979	14,483

Total shareholders' equity	118,266	115,437

	$284,698	$267,184

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	Dec 28,	Dec 31,	Dec 28,	Dec 31,
	2007	2006	2007	2006
Net sales	$81,894	$74,239	$155,507	$140,013
Cost of goods sold	56,548	49,850	106,311	95,311
Gross profit	25,346	24,389	49,196	44,702
Marketing, engineering and administrative expenses	17,378	14,528	32,072	28,180
Earnings from operations	7,968	9,861	17,124	16,522
Interest expense	825	824	1,568	1,467
Other expense (income), net	179	(248)	174	(328)

	1,004	576	1,742	1,139

Earnings before income taxes and minority interest	6,964	9,285	15,382	15,383
Income taxes	2,729	3,573	5,967	5,950

Earnings before minority interest	4,235	5,712	9,415	9,433
Minority interest	(26)	(42)	(101)	(91)

Net earnings	$ 4,209	$ 5,670	$ 9,314	$ 9,342

Dividends per share	$0.0700	$0.0475	$0.1250	$0.0950
Earnings per share data:
Basic earnings per share	$ 0.37	$ 0.49	$ 0.82	$ 0.80
Diluted earnings per share	$ 0.37	$ 0.48	$ 0.81	$ 0.79
Shares outstanding data:
Average shares outstanding	11,261	11,618	11,378	11,610
Dilutive stock options	138	194	137	192

Diluted shares outstanding	11,399	11,812	11,515	11,802
Comprehensive income:
Net earnings	$ 4,209	$ 5,670	$ 9,314	$ 9,342
Adjustment for amortization of net actuarial loss
and prior service cost	463	-	463	-
Foreign currency translation adjustment	4,377	2,469	7,085	2,528

Comprehensive income	$ 9,049	$ 8,139	$16,862	$11,870

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Six Months Ended
	December 28,	December 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$ 9,314	$ 9,342
Adjustments to reconcile net earnings to
net cash provided (used) by operating activities:
Depreciation and amortization	3,560	3,368
Other non-cash changes, net	1,982	869
Net change in working capital,
excluding cash	(3,844)	(19,987)

	11,012	(6,408)
Cash flows from investing activities:
Acquisitions of fixed assets	(6,820)	(8,011)
Proceeds from sale of fixed assets	200	101

	(6,620)	(7,910)

Cash flows from financing activities:
Bank overdraft	-	(3,194)
Increase (decrease) in notes payable, net	29	(396)
Proceeds from long-term debt	11,393	16,255
Proceeds from exercise of stock options	100	56
Purchase of treasury stock	(13,367)	(51)
Dividends paid	(1,437)	(1,109)
Other	19	(47)

	(3,263)	11,514

Effect of exchange rate changes on cash	1,480	1,118

Net change in cash and cash equivalents	2,609	(1,686)

Cash and cash equivalents:
Beginning of period	19,508	16,427

End of period	$22,117	$14,741

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

New Accounting Releases

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (Revised), “Business Combinations”. This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions. The statement also includes a substantial number of new disclosure requirements. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS No. 160 is not expected to have a material impact on the financial statements of the Company.

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

B. Inventory

The major classes of inventories were as follows (in thousands):

	December 28,	June 30,
	2007	2007
Inventories:
Finished parts	$54,723	$49,594
Work in process	16,107	13,011
Raw materials	16,785	13,648

	$87,615	$76,253

Finished goods inventory includes both fully assembled units and finished components that may be sold as replacement parts or assembled into complete units.

C. Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three and six month periods ended December 28, 2007 and December 31, 2006 (in thousands).

	Three Months Ended		Six Months Ended
	Dec. 28,	Dec. 31,	Dec. 28,	Dec. 31,
	2007	2006	2007	2006

Reserve balance, beginning of period	$7,527	$7,129	$7,266	$6,948
Current period expense	1,248	1,475	2,142	2,374
Payments or credits to customers	(1,108)	(1,314)	(1,938)	(2,209)
Acquisition accounting	-	-	-	210
Translation	135	161	332	128

Reserve balance, end of period	$7,802	$7,451	$7,802	$7,451

D. Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.  Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 28,	Dec. 31,	Dec. 28,	Dec. 31,
	2007	2006	2007	2006

Manufacturing segment sales	$71,645	$71,131	$136,192	$128,797
Distribution segment sales	29,862	20,433	55,626	43,195
Inter/Intra segment elimination	(19,613)	(17,325)	(36,311)	(31,979)

Net sales	$81,894	$74,239	$155,507	$140,013

Manufacturing segment earnings	$ 8,026	$11,253	$16,816	$ 16,939
Distribution segment earnings	2,723	1,254	5,240	3,553
Inter/Intra segment elimination	(3,785)	(3,222)	(6,674)	(5,109)

Earnings before income taxes
and minority interest	$ 6,964	$ 9,285	$15,382	$ 15,383

	Dec. 28,	June 30,
Assets	2007	2007

Manufacturing segment assets	$337,625	$318,983
Distribution segment assets	61,043	58,501
Corporate assets and elimination
of inter-company assets	(113,970)	(110,300)

	$284,698	$267,184

F. Stock-Based Compensation

In fiscal 2008 and 2007, the Company granted 52,758 and 60,868 performance stock unit awards, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2010. The performance stock unit awards granted in fiscal 2008 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 61,840. The performance stock unit awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock unit awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 73,042. There were 202,178 and 149,420 unvested performance stock unit awards outstanding at December 28, 2007 and December 31, 2006, respectively. As these awards are ultimately settled in cash, they are recorded as a liability and are subject to stock market volatility. As such, the performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the performance stock unit awards is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three and six months ended December 28, 2007, related to the performance stock unit awards, approximated $1,262,000 and $1,250,000, respectively. The compensation expense for the three and six months ended December 31, 2006, related to the performance stock unit awards, approximated $292,000 and $534,000, respectively.

In fiscal 2008 and 2007, the Company granted 37,310 and 60,882 performance stock awards (equity classified awards), respectively, to various employees of the Company, including executive officers. The performance stock awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2010. The performance stock awards granted in fiscal 2008 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 42,040. The performance stock awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 73,058. There were 218,558 and 298,914 unvested performance stock awards outstanding at December 28, 2007 and December 31, 2006, respectively. The fair value of the performance stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three and six months ended December 28, 2007, related to performance stock awards, approximated $240,000 and $445,000, respectively. The compensation expense for the three and six months ended December 31, 2006, related to performance stock awards, approximated $223,000 and $445,000, respectively.

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

	Three Months Ended		Six Months Ended
	Dec. 28,	Dec. 31,	Dec. 28,	Dec. 31,
	2007	2006	2007	2006

Pension Benefits:
Service cost	$303	$ 307	$ 591	$601
Interest cost	1,736	1,760	3,452	3,503
Expected return on plan assets	(2,407)	(2,226)	(4,795)	(4,355)
Amortization of prior service cost	(179)	(179)	(359)	(359)
Amortization of transition obligation	19	18	31	29
Amortization of net loss	427	674	854	1,348

Net periodic benefit (income) cost	$ (101)	$354	$ (226)	$767

Postretirement Benefits:
Service cost	$10	$19	$ 19	$38
Interest cost	342	334	684	667
Amortization of net actuarial loss	133	52	266	105

Net periodic benefit cost	$485	$ 405	$ 969	$810

The Company previously disclosed in its financial statements for the year ended June 30, 2007, that it expected to contribute $1,823,000 to its pension plan in fiscal 2008. As of December 28, 2007, $1,725,000 of contributions have been made.

H. Income Taxes

During June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted the provisions of FIN 48 as of July 1, 2007. We did not recognize an increase or decrease in the net liability for unrecognized tax benefits at July 1, 2007. As of the date of adoption, we had total unrecognized tax benefits of approximately $325,000 that would favorably affect the effective tax rate if recognized. We do not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months.

There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter or six months ended December 28, 2007.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2003 through 2007 for our major operations in the U.S., Italy, Belgium, and Japan. The U.S. Internal Revenue Service is currently auditing our consolidated income tax return for fiscal 2006. Other audits currently underway include those in Singapore and Italy. It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2008.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, total accrued penalties and net accrued interest with respect to income taxes was approximately $27,000, that would favorably affect the effective tax rate if recognized.

I. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the six months ended December 28, 2007 were as follows (in thousands):

Balance at June 30, 2007	$17,171
Translation adjustment	718

Balance at December 28, 2007	$17,889

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of December 28, 2007 and June 30, 2007 are as follows (in thousands):

	December 28,	June 30,
	2007	2007
Intangible assets with finite lives:
Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	2,050	2,050
Other	6,078	6,078

	11,143	11,143
Accumulated amortization	(4,773)	(4,303)
Translation adjustment	869	368

Total	$ 7,239	$ 7,208

The weighted average remaining useful life of the intangible assets included in the table above is approximately 10 years.

Intangible amortization expense was $237,000 and $470,000 for the three and six months ended December 28, 2007, respectively, and $283,000 and $563,000 for the three and six months ended December 31, 2006, respectively. Estimated intangible amortization expense for the remainder of fiscal 2008 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2008	$ 485
2009	950
2010	734
2011	734
2012	734
2013	689

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 28, 2007 and June 30, 2007 are $2,328,000 and $2,144,000, respectively. These assets are comprised of acquired tradenames.

J. Long-term Debt

Long-term debt at December 28, 2007 and June 30, 2007 consisted of the following (in thousands):

	December 28,	June 30,
	2007	2007

Revolving Loan	$26,400	$14,525
10-year unsecured senior notes	25,000	25,000
Other	4,146	4,395

Subtotal	55,546	43,920
Less: current maturities	(1,933)	(1,768)

Total long-term debt	$53,613	$42,152

K. Shareholders’ Equity

In October 2007, the Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock. The split was issued on December 31, 2007 to shareholders of record at the close of business on December 10, 2007, The split increased the number of shares outstanding to approximately 11.4 million from approximately 5.7 million. The Consolidated Financial Statements and Notes thereto, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares (pre-split) of Common Stock at market values. This resolution supersedes the resolution previously adopted by the Board in January 2002. On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares (pre-split) of Common Stock at market values. In the first half of fiscal 2008, the Company repurchased 520,000 shares (260,000 pre-split) of its outstanding common stock at an average price of $25.71 ($51.41 pre-split) per share at a total cost of $13,367,000. On February 1, 2008 the Board of Directors authorized the purchase of an additional 500,000 shares of Common Stock at market values.

Item 2. Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated 2007 financial statements and related notes.

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the Company’s description of plans and objectives for future operations and assumptions behind those plans. The words “anticipates,” “believes,” “intends,” “estimates,” and “expects,” or similar anticipatory expressions, usually identify forward-looking statements. In addition, goals established by Twin Disc, Incorporated should not be viewed as guarantees or promises of future performance. There can be no assurance the Company will be successful in achieving its goals.

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2007 could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Three Months Ended				Six Months Ended
	December 28,		December 31,		December 28,		December 31,
	2007	%	2006	%	2007	%	2006	%

Net sales	$ 81,894		$ 74,239		$155,507		$140,013
Cost of goods sold	56,548		49,850		106,311		95,311

Gross profit	25,346	30.9%	24,389	32.9%	49,196	31.6%	44,702	31.9%

Marketing, engineering and
administrative expenses	17,378	21.2	14,528	19.6	32,072 20.6		28,180	20.1

Earnings from operations	$ 7,968	9.7	$ 9,861	13.3	$ 17,124	11.0	$ 16,522	11.8

Comparison of the Second Quarter of FY 2008 with the Second Quarter of FY 2007

Net sales for the second quarter improved 10.3%, or $7.7 million, to $81.9 million from $74.2 million in the same period a year ago. Compared to the second quarter of fiscal 2007, the Euro and Asian currencies strengthened against the U.S. Dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $5.1 million versus the prior year, before eliminations. The net remaining quarter-over-quarter improvement came in a number of the Company’s product markets. The Company’s North American manufacturing operations saw increased demand for land based transmission products for the Airport Rescue and Fire Fighting (ARFF) and military markets. In addition, sales of the Company’s propulsion products for the Italian mega yacht market were up year over year. These were offset by the cyclical softening experienced in our industrial markets and a slow down in demand for the Company’s oil and gas transmission products. Overseas, the Company experienced particularly strong increases in sales at our distribution operations in Singapore and Australia, which serve commercial and pleasure craft marine markets, respectively.

Sales at our manufacturing segment were up 0.7%, or $0.5 million, to $71.6 million from $71.1 million in the same period last year. Sales at our U.S. domestic manufacturing locations were down just over 1%. This was primarily due to the cyclical softening in the Company’s industrial markets and the slow down in sales of transmissions for the oil and gas markets, offset by higher sales of propulsion systems for the mega yacht market, transmissions for the ARFF and military markets and commercial marine transmissions. Sales at our Belgian manufacturing location were down nearly 7% over the same period last year. Adjusting for the positive translation effect of a strengthening Euro versus the U.S. Dollar, sales were off 15%. While the Belgian operation’s backlog is at recent historical highs, it was unfavorably affected by material shortages and equipment downtime during the quarter, as progress continues on the plant re-layout associated with the June 2007 restructuring program. Our Italian manufacturing operations saw a nearly 16% increase in sales compared to fiscal 2007’s second quarter. Approximately two-thirds of this increase can be attributed to the translation effect of a strengthening Euro versus the second quarter of last fiscal year. The net remaining increase is due to increased sales of boat management systems products for the Italian mega yacht market. The Company’s Swiss manufacturing operation, which manufactures propellers for high end pleasure craft and military patrol boat applications, experienced a 16% increase in sales versus the prior year’s second fiscal quarter. Approximately half of this increase was due to the translation effect of a strengthening Swiss Franc versus the U.S. Dollar versus the same period a year ago.

Our distribution segment experienced an increase of 46.1% in sales, or $9.4 million, to $29.9 million from $20.4 million in the same period a year ago. The Company’s Asian distribution operations in Singapore and joint venture in Japan saw significant growth in the commercial marine transmission markets. Compared to the second quarter of fiscal 2007, the Euro and Asian currencies strengthened against the U.S. Dollar. The translation effect of this strengthening on foreign distribution operations was to increase revenues by approximately $2.2 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales increased $2.3 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased to 30.9% of sales, compared to 32.9% of sales for the same period last year. This 200 basis point deterioration can be attributed to reduced sales of higher margin products, higher sales of lower margin products, and increased material costs, partially offset by higher pricing, expanded outsourcing and lower pension expense. The fiscal 2007 second quarter included the impact of an unfavorable purchase accounting adjustment to inventory related to the BCS acquisition in the amount of $0.5 million before tax. This adjustment had the effect of lowering fiscal 2007’s second quarter gross profit as a percentage of sales by over 60 basis points. In addition, the Company’s Belgian operation’s gross profit was unfavorably affected by the continued relative strength of the Euro versus the U.S. Dollar, when compared to the average rate in fiscal 2007. This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices. It is estimated that the year-over-year effect of a stronger Euro was to deteriorate margins at our Belgian subsidiary by over $0.3 million in the second fiscal quarter versus the same period a year ago.

Marketing, engineering, and administrative (ME&A) expenses were 19.6% higher compared to last year’s second fiscal quarter. As a percentage of sales, ME&A expenses were up 1.6 percentage points to 21.2% of sales versus 19.6% of sales in the second quarter of fiscal 2007. The higher ME&A expenses were due to an approximate $1 million increase in stock-based compensation expense, primarily due to the increase in the Company’s stock price as of the end of the second fiscal quarter, the impact of foreign currency translation from overseas operations of approximately $0.7 million and expenditures associated with the implementation of a new global enterprise resource planning (“ERP”) system.

Interest expense of $0.8 million was flat compared to fiscal 2007’s second quarter. In the quarter, the Company incurred interest of $0.4 million on the $25 million of Senior Notes that were entered into in April 2006. In addition, for the second quarter of fiscal 2007, the interest rate on the Company’s revolving credit facility was in the range of 6.57% to 6.60%, whereas for the second quarter of fiscal 2008 the range was 5.69% to 6.49% . At the same time, the average balance of the Company’s revolving credit facility increased versus the prior year. As a result, total interest on the revolver remained relatively flat at just over $0.4 million.

The consolidated income tax rate was slightly higher than a year ago primarily due to changes in the mix of foreign versus domestic earnings.

Comparison of the First Six Months of FY 2008 with the First Six Months of FY 2007

Net sales for the first six months of fiscal 2008 improved 11.1%, or $15.5 million, to $155.5 million from $140.0 million in the same period a year ago. Compared to the first six months of fiscal 2007, the Euro and Asian currencies strengthened against the U.S. dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $7.5 million versus the prior year, before eliminations. The net remaining year-over-year improvement came in a number of the Company’s product markets. The Company’s North American manufacturing operations saw increased demand for land based transmission products for the Airport Rescue and Fire Fighting (ARFF) and military markets. In addition, sales of the Company’s propulsion products for the Italian mega yacht market were up year over year. These were offset by the cyclical softening experienced in our industrial markets and a slow down in demand for the Company’s oil and gas transmission products that began in the second fiscal quarter. Overseas, the Company experienced particularly strong increases in sales at our distribution operations in Singapore and Australia, which serve commercial and pleasure craft marine markets, respectively.

Sales at our manufacturing segment were up 5.7%, or $7.4 million, to $136.2 million from $128.8 million in the same period last year. Year-to-date, sales at our U.S. domestic manufacturing locations were up almost 3%. This was primarily due to higher sales of propulsion systems for the mega yacht market, transmissions for the ARFF and military markets and commercial marine transmissions, offset by the cyclical softening in the Company’s industrial markets and the slow down in sales of transmissions for the oil and gas markets. Sales at our Belgian manufacturing location were up over 3% over the same period last year. Adjusting for the positive translation effect of a strengthening Euro versus the U.S. Dollar, sales were off just over 4%. While the Belgian operation’s backlog is at recent historical highs, it was unfavorably affected by material shortages and equipment downtime during the second fiscal quarter, as progress continues on the plant re-layout associated with the June 2007 restructuring program. Our Italian manufacturing operations saw an over 18% increase in sales compared to fiscal 2007’s first six months. A little more than half of this increase can be attributed to the translation effect of a strengthening Euro versus the first six months of last fiscal year. The net remaining increase is primarily due to increased sales of boat management systems products for the Italian mega yacht market. The Company’s Swiss manufacturing operation, which manufactures propellers for high end pleasure craft and military patrol boat applications, experienced an 18% increase in sales versus the prior year’s first six months. A little more than a quarter of this increase was due to the translation effect of a strengthening Swiss Franc versus the U.S. Dollar versus the same period a year ago.

Our distribution segment experienced an increase of 28.8% in sales, or $12.4 million, to $55.6 million from $43.2 million in the same period a year ago. The Company’s Asian distribution operations in Singapore and joint venture in Japan saw significant growth in the commercial marine transmission markets. Compared to the first six months of fiscal 2007, the Euro and Asian currencies strengthened against the U.S. dollar. The translation effect of this strengthening on foreign distribution operations was to increase revenues by approximately $3.0 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales increased $4.3 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased to 31.6% of sales, compared to 31.9% of sales for the same period last year. The fiscal 2007 first half included the impact of an unfavorable purchase accounting adjustment to inventory related to the BCS acquisition in the amount of $1.2 million before tax. This adjustment had the effect of lowering fiscal 2007’s first six months gross profit as a percentage of sales by over 90 basis points. After adjusting for the effect of this prior year adjustment, the 120 basis point deterioration can be attributed to reduced sales of higher margin products, higher sales of lower margin products, and increased material costs, partially offset by higher pricing, expanded outsourcing and lower pension expense. In addition, the Company’s Belgian operation’s gross profit was unfavorably affected by the continued relative strength of the Euro versus the U.S. Dollar, when compared to the average rate in fiscal 2007’s first six months. This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices. It is estimated that the year-over-year effect of a stronger Euro was to deteriorate margins at our Belgian subsidiary by over $0.6 million in the first half of fiscal 2008 versus the same period a year ago.

Marketing, engineering, and administrative (ME&A) expenses were 13.8% higher compared to last fiscal year’s first six months. As a percentage of sales, ME&A expenses were up 50 basis points to 20.6% of sales versus 20.1% of sales in the first six months of fiscal 2007. The higher ME&A expenses were due to an approximate $0.8 million increase in stock-based compensation expense, primarily due to the increase in the Company’s stock price as of the end of the second fiscal quarter, the impact of foreign currency translation from overseas operations of approximately $1.1 million and expenditures associated with the implementation of a new global enterprise resource planning (“ERP”) system.

Interest expense of $1.6 million increased nearly 7% versus the first six months of fiscal 2007. Year-to-date, the Company incurred interest of $0.8 million on the $25 million of Senior Notes that were entered into in April 2006. In addition, for the first six months of fiscal 2007, the interest rate on the Company’s revolving credit facility was in the range of 6.13% to 6.60%, whereas for the first six months of fiscal 2008 the range was 5.69% to 6.97% . At the same time, the average balance of the Company’s revolving credit facility increased versus the prior year. As a result, total interest on the revolver increased by $0.1 million to $0.7 million.

The consolidated income tax rate was marginally higher than a year ago primarily due to changes in the mix of foreign versus domestic earnings.

Financial Condition, Liquidity and Capital Resources

Comparison between December 28, 2007 and June 30, 2007

As of December 28, 2007, the Company had net working capital of $101.7 million, which represents an increase of $8.4 million, or 9%, from the net working capital of $93.3 million as of June 30, 2007.

Cash and cash equivalents increased 13.4% to $22.1 million as of December 28, 2007. The majority of the cash and cash equivalents as of December 28, 2007 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $59.8 million were down $3.5 million from last fiscal year-end. The effect of foreign currency translation due to the strengthening Euro and Asian currencies was to increase trade accounts receivables by just over $3 million versus the end of the prior fiscal year. Sales for the second half of fiscal 2007 totaled $177.2 million versus $155.5 million for the first six months of fiscal 2008. For the fourth fiscal quarter of fiscal 2007, sales totaled $90.8 million versus $81.9 million for the second quarter of fiscal 2008. The overall decrease in accounts receivable was consistent with the lower sales volume experienced.

Net inventory increased by $11.4 million, or 14.9%, versus June 30, 2007 to $87.6 million. The majority of the net increase in inventory came at the Company’s European manufacturing locations. $4.3 million of the $11.4 million increase can be attributed to the effect of foreign currency translation due to the relative strengthening of the Euro and Asian currencies versus the U.S. Dollar since the end of the prior fiscal year. On a consolidated basis, as of December 28, 2007, the Company’s backlog of orders to be shipped over the next six months approximates $121.3 million, up 10% since the year began and up 8% compared with the same period a year ago. Of the $10.9 million increase experienced since the beginning of the fiscal year, approximately $3.6 million can be attributed to the effect of foreign currency translation.

Net property, plant and equipment (PP&E) increased $5.0 million versus June 30, 2007. This includes the addition of $6.8 million in capital expenditures, primarily at the Company’s domestic and Belgian manufacturing operations, which was offset by depreciation of $3.1 million. The net remaining increase is due to the effects of foreign currency translation. In total, the Company expects to invest between $15 and $17 million in capital assets in fiscal 2008. The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year. This compares to $15.7 million in capital expenditures in fiscal 2007, $8.4 million in fiscal 2006 and $12.0 million in fiscal 2005. The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the implementation of the global ERP system.

Accounts payable as of December 28, 2007 of $35.1 million were up $6.2 million, or 21.6%, from June 30, 2007. The increase is primarily the result of the overall increase in inventory and continued strength in order activity in the second quarter. The balance as of December 28, 2007 also includes capital related items that will be paid out in the third fiscal quarter of 2008.

Total borrowings, notes payable and long-term debt, as of December 28, 2007 increased by $11.6 million, or nearly 27%, to $55.5 million versus June 30, 2007. This increase was driven by (1) a nearly $13.4 million stock repurchase in the first fiscal quarter, (2) a $1.7 million contribution to the Company’s domestic defined benefit pension plans and (3) the payment of annual incentive and bonus awards for fiscal 2007 performance in the first fiscal quarter of 2008. In the first fiscal quarter, the Company repurchased 260,000 shares of its outstanding common stock at an average price of $25.71 per share (these figures are after the December 2007 2-for-1 stock split). For the balance of fiscal 2008, the Company is not required to make any additional contributions to its domestic defined benefit plans. However, based on overall financial performance, cash flows and in light of the recently enacted Pension Protection Act of 2006, the Company may elect to make further contributions beyond those required. At December 28, 2007, the Company is in compliance with all covenants and other requirements set forth in its revolving loan and note agreements.

Total shareholders’ equity increased by $2.8 million to a total of $118.3 million. Retained earnings increased by $7.9 million. The net increase in retained earnings included $9.3 million in net earnings reported year-to-date, offset by $1.4 million in dividend payments. Net favorable foreign currency translation of $7.1 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first six months of fiscal 2008. The net remaining decrease of $13.6 million relates primarily to the stock repurchases noted above.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. As of December 28, 2007, the Company had available borrowings under its $35 million revolving line of credit of $8.6 million. Furthermore, the Company has over $22 million in cash and cash equivalents at its subsidiaries around the world, approximately 13% of which is considered permanently reinvested. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

As of December 28, 2007, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

		Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Contractual Obligations	Total

Revolver borrowing	$26,400		$26,400

Long-term debt	$29,146	$ 1,933	$ 5,116	$7,644	$14,453

Operating leases	$ 10,983	$ 3,159	$ 4,593	$2,682	$ 549

Total obligations	$66,529	$ 5,092	$36,109	$10,326	$15,002

New Accounting Releases

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (Revised) , “Business Combinations”. This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions. The statement also includes a substantial number of new disclosure requirements. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS No. 160 is not expected to have a material impact on the financial statements of the Company.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2010, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 28, 2007 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $170,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk – The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards. These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period. A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $109,000. These awards were valued at the Company’s December 28, 2007 closing stock price of $35.77.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 50% of the Company’s revenues in the six months ended December 28, 2007 were denominated in currencies other than the U.S. Dollar. Of that total, approximately 63% was denominated in Euro with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2008 and 2007 was the Euro. At December 28, 2007, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $777,000 with a weighted average maturity of 46 days. The fair value of the Company’s contracts was a gain of approximately $5,000 at December 28, 2007. At June 30, 2007, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $765,000 with a weighted average maturity of 29 days. The fair value of the Company’s contracts was a minimal gain at June 30, 2007.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the six months ended December 28, 2007, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

				(d) Maximum
	(a) Total		(c) Total Number of	Number of Shares
	Number of	(b) Average	Shares Purchased as Part	that May Yet Be
Period	Shares	Price Paid per	of Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs	Plans or Programs

October 1 - 31, 2007	0	NA	0	140,000

November 1 - 30,	0	NA	0	140,000
2007

December 1 - 28, 2007	0	NA	0	140,000

Total	0		0

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held October 19, 2007, the number of votes cast for, against, abstentions or broker non-votes with respect to each matter were as follows:

Proposal No. 1 – Election of Directors to serve until the Annual Meeting in 2010:

John H. Batten	For:	4,676,153	Authority withheld:	478,434
John A. Mellowes	For:	4,682,588	Authority withheld:	471,999
Harold M. Stratton II	For:	4,685,210	Authority withheld:	469,377

Item 5. Other Information.

None.
Item 6.	Exhibits.
31a	Certfication of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: February 6, 2008	/S/JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer