Form 10-Q
period 2008-05-07
TWIN DISC INC
filed 2008-05-07
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 28, 2008

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

Yes x No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  (Check one):

                                        Large Accelerated Filer __                                                     Accelerated Filer _x_                                                                       Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No x .

At April 30, 2008, the registrant had 11,152,114 shares of its common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	March 28,	June 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$16,940	$ 19,508
Trade accounts receivable, net	66,862	63,277
Inventories, net	96,442	76,253
Deferred income taxes	6,569	6,046
Other	10,230	8,156

Total current assets	197,043	173,240

Property, plant and equipment, net	65,568	56,810
Goodwill, net	18,277	17,171
Deferred income taxes	2,634	3,956
Intangible assets, net	9,684	9,352
Other assets	6,920	6,655

	$300,126	$267,184
Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$ 2,114	$ 1,768
Accounts payable	39,260	28,896
Accrued liabilities	50,096	49,254

Total current liabilities	91,470	79,918

Long-term debt	55,239	42,152
Accrued retirement benefits	23,625	26,392
Other long-term	748	2,640

	171,082	151,102

Minority interest	584	645

Shareholders' equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	14,375	13,304
Retained earnings	136,132	121,109
Accumulated other comprehensive income (loss)	8,085	(4,493)

	158,592	129,920
Less treasury stock, at cost
(1,947,354 and 1,384,272 shares, respectively)	30,132	14,483

Total shareholders' equity	128,460	115,437

	$300,126	$267,184

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007
Net sales	$85,838	$86,405	$241,345	$226,418
Cost of goods sold	59,211	58,220	165,522	153,531
Gross profit	26,627	28,185	75,823	72,887
Marketing, engineering and administrative expenses	14,969	15,913	47,041	44,093
Earnings from operations	11,658	12,272	28,782	28,794
Interest expense	757	886	2,325	2,353
Other expense (income), net	194	(199)	368	(527)

	951	687	2,693	1,826

Earnings before income taxes and minority interest	10,707	11,585	26,089	26,968
Income taxes	2,719	4,023	8,686	9,973

Earnings before minority interest	7,988	7,562	17,403	16,995
Minority interest	(59)	(53)	(160)	(144)

Net earnings	$ 7,929	$ 7,509	$17,243	$16,851

Dividends per share	$0.0700	$0.0550	$0.1950	$0.1500
Earnings per share data:
Basic earnings per share	$0.71	$0.65	$1.52	$1.45
Diluted earnings per share	$0.70	$0.64	$1.51	$1.43
Shares outstanding data:
Average shares outstanding	11,198	11,626	11,318	11,616
Dilutive stock options	112	196	129	188

Diluted shares outstanding	11,310	11,822	11,447	11,804
Comprehensive income:
Net earnings	$ 7,929	$ 7,509	$17,243	$16,851
Adjustment for amortization of net actuarial loss
and prior service cost	231	-	694	-
Foreign currency translation adjustment	4,799	639	11,884	3,167

Comprehensive income	$12,959	$ 8,148	$29,821	$20,018

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Unaudited)

	Nine Months Ended
	March 28,	March 30,
	2008	2007

Cash flows from operating activities:
Net earnings	$17,243	$16,851
Adjustments to reconcile net earnings to
net cash provided (used) by operating activities:
Depreciation and amortization	5,426	5,204
Other non-cash changes, net	2,391	291
Net change in working capital,
excluding cash	(14,245)	(26,070)

	10,815	(3,724)
Cash flows from investing activities:
Acquisitions of fixed assets	(10,605)	(11,208)
Proceeds from sale of fixed assets	263	117

	(10,342)	(11,091)

Cash flows from financing activities:
Bank overdraft	-	(3,194)
(Decrease) increase in notes payable, net	(98)	12
Proceeds from long-term debt	12,880	16,285
Proceeds from exercise of stock options	133	191
Purchase of treasury stock	(15,643)	(51)
Dividends paid	(2,220)	(1,752)
Other	19	(47)

	(4,929)	11,444

Effect of exchange rate changes on cash	1,888	1,763

Net change in cash and cash equivalents	(2,568)	(1,608)

Cash and cash equivalents:
Beginning of period	19,508	16,427

End of period	$16,940	$14,819

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

New Accounting Releases

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”. This statement enhances the disclosures regarding derivatives and hedging activities by requiring:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions. The statement also includes a substantial number of new disclosure requirements. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007 and are not expected to have a material impact on the financial statements of the Company.

B. Inventory

The major classes of inventories were as follows (in thousands):

	March 28,	June 30,
	2008	2007
Inventories:
Finished goods	$56,378	$49,594
Work in process	21,921	13,011
Raw materials	18,143	13,648

	$96,442	$76,253

Finished goods inventory includes both fully assembled units and finished components that may be sold as replacement parts or assembled into complete units.

C. Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the three and nine month periods ended March 28, 2008 and March 30, 2007 (in thousands).

	Three Months Ended		Nine Months Ended
	March 28,	March 30,	March 28,	March 30,
	2008	2007	2008	2007

Reserve balance, beginning of period	$7,802	$7,451	$7,266	$6,948
Current period expense	1,191	1,229	3,333	3,603
Payments or credits to customers	(1,151)	(1,197)	(3,089)	(3,406)
Acquisition accounting	-	-	-	210
Translation	279	48	611	176

Reserve balance, end of period	$8,121	$7,531	$8,121	$7,531

D. Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E. Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 28,	Mar. 30,	Mar. 28,	Mar. 30,
	2008	2007	2008	2007

Manufacturing segment sales	$78,689	$76,626	$214,881	$205,423
Distribution segment sales	28,702	29,053	84,328	72,248
Inter/Intra segment elimination	(21,553)	(19,274)	(57,864)	(51,253)

Net sales	$85,838	$86,405	$241,345	$226,418

Manufacturing segment earnings	$ 9,033	$10,531	$25,849	$ 27,470
Distribution segment earnings	2,011	3,033	7,251	6,586
Inter/Intra segment elimination	(337)	(1,979)	(7,011)	(7,088)

Earnings before income taxes
and minority interest	$10,707	$11,585	$26,089	$ 26,968

	Mar. 28,	June 30,
Assets	2008	2007

Manufacturing segment assets	$351,708	$318,983
Distribution segment assets	63,155	58,501
Corporate assets and elimination
of inter-company assets	(114,737)	(110,300)

	$300,126	$267,184

F. Stock-Based Compensation

In fiscal 2008 and 2007, the Company granted 52,758 and 60,868 performance stock unit awards, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2010. The performance stock unit awards granted in fiscal 2008 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 63,310. The performance stock unit awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock unit awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 73,042. There were 202,178 and 149,420 unvested performance stock unit awards outstanding at March 28, 2008 and March 30, 2007, respectively. As these awards are ultimately settled in cash, they are recorded as a liability and are subject to stock market volatility. As such, the performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the performance stock unit awards is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three and nine months ended March 28, 2008, related to the performance stock unit awards, approximated $(1,888,000) and $(638,000), respectively. The compensation expense for the three and nine months ended March 30, 2007, related to the performance stock unit awards, approximated $456,000 and $990,000, respectively.

In fiscal 2008 and 2007, the Company granted 37,310 and 60,882 performance stock awards (equity classified awards), respectively, to various employees of the Company, including executive officers. The performance stock awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2010. The performance stock awards granted in fiscal 2008 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 44,772. The performance stock awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 73,058. There were 218,558 and 298,914 unvested performance stock awards outstanding at March 28, 2008 and March 30, 2007, respectively. The fair value of the performance stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three and nine months ended March 28, 2008, related to performance stock awards, approximated $244,000 and $695,000, respectively. The compensation expense for the three and nine months ended March 30, 2007, related to performance stock awards, approximated $222,000 and $667,000, respectively.

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

	Three Months Ended		Nine Months Ended
	Mar. 28,	Mar. 30,	Mar. 28,	Mar. 30,
	2008	2007	2008	2007

Pension Benefits:
Service cost	$305	$ 308	$ 896	$ 909
Interest cost	1,738	1,760	5,190	5,263
Expected return on plan assets	(2,411)	(2,185)	(7,206)	(6,540)
Amortization of prior service cost	(180)	(179)	(539)	(538)
Amortization of transition obligation	21	17	52	46
Amortization of net loss	428	675	1,282	2,023

Net periodic benefit (income) cost	$(99)	$ 396	$ (325)	$1,163

Postretirement Benefits:
Service cost	$9	$ 19	$ 28	$ 57
Interest cost	341	334	1,025	1,001
Amortization of net actuarial loss	133	53	399	158

Net periodic benefit cost	$483	$ 406	$1,452	$1,216

The Company previously disclosed in its financial statements for the year ended June 30, 2007, that it expected to contribute $1,823,000 to its pension plan in fiscal 2008. As of March 28, 2008, $1,799,000 of contributions have been made.

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

There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter or nine months ended March 28, 2008.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2003 through 2007 for our major operations in the U.S., Italy, Belgium and Japan. The U.S. Internal Revenue Service is currently auditing our consolidated income tax return for fiscal 2006. Other audits currently underway include those in Singapore and Italy. It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2008.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, total accrued penalties and net accrued interest with respect to income taxes was approximately $27,000, that would favorably affect the effective tax rate if recognized. There was no significant change in the amount of accrued interest and penalties during the quarter or nine months ended March 28, 2008.

The consolidated income tax rate for the nine months was significantly lower than the prior year (33.3% versus 37.0%) due primarily to the favorable impact of certain discrete items, including the reduction of the Italian corporate tax rate and an increase in the estimated tax benefits related to foreign tax credits. The Italian Finance Bill of 2008 was enacted on December 24, 2007, and resulted in a decrease to the overall corporate tax rate (from 37.25% to 31.4%) effective with the first fiscal year that begins after December 31, 2007. Deferred taxes were adjusted during the quarter to reflect the impact of the tax rate changes, resulting in a reduction to the Company’s tax provision of approximately $1.0 million.

I. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the nine months ended March 28, 2008 were as follows (in thousands):

Balance at June 30, 2007	$17,171
Translation adjustment	1,106

Balance at March 28, 2008	$18,277

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of March 28, 2008 and June 30, 2007 are as follows (in thousands):

	March 28,	June 30,
	2008	2007
Intangible assets with finite lives:
Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	2,050	2,050
Other	5,991	6,078

	11,056	11,143
Accumulated amortization	(4,928)	(4,303)
Translation adjustment	1,134	368

Total	$ 7,262	$ 7,208

The weighted average remaining useful life of the intangible assets included in the table above is approximately 10 years.

Intangible amortization expense was $242,000 and $712,000 for the three and nine months ended March 28, 2008, respectively, and $286,000 and $850,000 for the three and nine months ended March 30, 2007, respectively. Estimated intangible amortization expense for the remainder of fiscal 2008 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2008	$ 274
2009	969
2010	746
2011	746
2012	743
2013	698

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 28, 2008 and June 30, 2007 are $2,422,000 and $2,144,000, respectively. These assets are comprised of acquired tradenames.

J. Long-term Debt

Long-term debt at March 28, 2008 and June 30, 2007 consisted of the following (in thousands):

	March 28,	June 30,
	2008	2007

Revolving loan	$28,050	$14,525
10-year unsecured senior notes	25,000	25,000
Other	4,303	4,395

Subtotal	57,353	43,920
Less: current maturities	(2,114)	(1,768)

Total long-term debt	$55,239	$42,152

K.  Shareholders’ Equity

In October 2007, the Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock. The split was issued on December 31, 2007 to shareholders of record at the close of business on December 10, 2007. The split increased the number of shares outstanding to approximately 11.4 million from approximately 5.7 million. The Condensed Consolidated Financial Statements and Notes thereto, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values. This resolution supersedes the resolution previously adopted by the Board in January 2002. On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values. On February 1, 2008, the Board of Directors authorized the purchase of an additional 500,000 shares of Common Stock at market values. In the first nine months of fiscal 2008, the Company repurchased 660,000 shares of its outstanding common stock at an average price of $23.70 per share at a total cost of $15,643,000.

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

Results of Operations

(In thousands)
	Three Months Ended				Nine Months Ended
	March 28,		March 30,		March 28,		March 30,
	2008	%	2007	%	2008	%	2007	%

Net sales	$ 85,838		$ 86,405		$241,345		$226,418
Cost of goods sold	59,211		58,220		165,522		153,531

Gross profit	26,627	31.0%	28,185	32.6%	75,823	31.4%	72,887	32.2%

Marketing, engineering and
administrative expenses	14,969	17.4	15,913	18.4	47,041	19.5	44,093	19.5

Earnings from operations	$11,658	13.6	$12,272	14.2	$ 28,782	11.9	$ 28,794	12.7

Comparison of the Third Quarter of FY 2008 with the Third Quarter of FY 2007

Net sales for the third quarter decreased slightly by less 0.7%, or $0.6 million, to $85.8 million from $86.4 million in the same period a year ago. Compared to the third quarter of fiscal 2007, the Euro and Asian currencies strengthened against the U.S. Dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $6.6 million versus the prior year, before eliminations. Adjusted for this translation effect, sales were down 8.3% . Demand for the Company’s commercial and pleasure craft marine products continued to increase. Sales and orders of commercial marine gears into Southeast Asia and the Gulf Coast of the United States remained strong, as did marine propulsion and boat management system sales into the Italian mega yacht market. The increase in marine product sales helped to insulate the Company from the softness that the Company continued to experience in the third quarter in the oil and gas transmission and industrial product sectors. Demand for land based transmissions for military applications and Airport Rescue and Fire Fighting (ARFF) vehicles remained high.

Sales at our manufacturing segment were up 2.7%, or $2.1 million, to $78.7 million from $76.6 million in the same period last year. Sales at our U.S. domestic manufacturing locations were down 11.6% . This was primarily due to the cyclical softening in the Company’s industrial markets and the slow down in sales of transmissions for the oil and gas markets, offset by higher sales of propulsion systems for the mega yacht market, transmissions for the ARFF market and commercial marine transmissions. Sales at our Belgian manufacturing location were up nearly 23% over the same period last year. Just under two-thirds of this increase can be attributed to the positive translation effect of a strengthening Euro versus the U.S. Dollar. The Belgian operation’s backlog remains at recent historical highs. Our Italian manufacturing operations saw a 33% increase in sales compared to fiscal 2007’s third quarter. Approximately half of this increase can be attributed to the translation effect of a strengthening Euro versus the third quarter of last fiscal year. The net remaining increase is due to increased sales of boat management systems products for the Italian mega yacht market. The Company’s Swiss manufacturing operation, which manufactures propellers for high end pleasure craft and military patrol boat applications, experienced a 28% increase in sales versus the prior year’s third fiscal quarter. Approximately half of this increase was due to the translation effect of a strengthening Swiss Franc versus the U.S. Dollar versus the same period a year ago.

Our distribution segment experienced a slight decrease of 1.2% in sales, or $0.4 million, to $28.7 million from $29.1 million in the same period a year ago. The Company’s distribution operations in Australia and joint venture in Japan saw significant growth in the pleasure craft and commercial marine transmission markets, respectively. This was offset by a decrease in the Company’s North American distribution operations, which saw a sharp decline in sales of oil and gas transmissions in the quarter versus the same period a year ago. Compared to the third quarter of fiscal 2007, the Euro and Asian currencies strengthened against the U.S. Dollar. The translation effect of this strengthening on foreign distribution operations was to increase revenues by approximately $2.4 million versus the prior year, before eliminations. Adjusted for this translation effect, sales were off nearly 10% versus the prior year’s third fiscal quarter, driven by the decrease in oil & gas transmission sales.

The elimination for net inter/intra segment sales increased $2.3 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased to 31.0% of sales, compared to 32.6% of sales for the same period last year. This 160 basis point deterioration can be attributed to reduced sales of higher margin products, higher sales of lower margin products, and increased material costs, partially offset by higher pricing, expanded outsourcing and lower pension expense. The continued weakening of the U.S. Dollar versus the Euro continued to put pressure on the U.S. sales of products of our Belgian manufacturing operation, while also continuing to enhance the global competitiveness of our domestically produced products. This was more than offset by the favorable effect of foreign currency translation due primarily to the strengthening Euro versus the U.S. Dollar. The Company’s Belgian operation’s gross profit was unfavorably affected by the continued relative strength of the Euro versus the U.S. Dollar, when compared to the average rate in fiscal 2007. This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices. It is estimated that the year-over-year effect of a stronger Euro was to deteriorate margins at our Belgian subsidiary by over $0.5 million in the third fiscal quarter versus the same period a year ago. The year-over-year effect of lower pension expense was to decrease cost of goods sold by over $0.3 million in the third fiscal quarter versus the same period a year ago.

Marketing, engineering, and administrative (ME&A) expenses were 5.9% lower compared to last year’s third fiscal quarter. As a percentage of sales, ME&A expenses were down 1.0 percentage points to 17.4% of sales versus 18.4% of sales in the third quarter of fiscal 2007. The lower ME&A expenses were due to an approximate $2.3 million decrease in stock-based compensation expense, primarily due to the decrease in the Company’s stock price as of the end of the third fiscal quarter. This was partially offset by the impact of foreign currency translation from overseas operations of approximately $0.9 million and expenditures associated with the implementation of a new global enterprise resource planning (“ERP”) system.

Interest expense of $0.8 million was down $0.1 million compared to fiscal 2007’s third quarter. In the quarter, the Company incurred interest of $0.4 million on the $25 million of Senior Notes that were entered into in April 2006. In addition, for the third quarter of fiscal 2007, the interest rate on the Company’s revolving credit facility was 6.57%, whereas for the third quarter of fiscal 2008 the range was 4.36% to 6.49% . At the same time, the average balance of the Company’s revolving credit facility remained relatively flat versus the prior year. As a result, total interest on the revolver decreased by $0.1 million to just over $0.3 million.

The consolidated income tax rate for the third quarter was significantly lower than the prior year (25.4% versus 34.7%) due primarily to the favorable impact of certain discrete items, including the reduction of the Italian corporate tax rate and an increase in the estimated tax benefits related to foreign tax credits as a result of filing the Company’s fiscal 2007 U.S. tax return. The Italian Finance Bill of 2008 was enacted on December 24, 2007, and resulted in a decrease to the overall corporate tax rate (from 37.25% to 31.4%) effective with the first fiscal year that begins after December 31, 2007. Deferred taxes were adjusted during the quarter to reflect the impact of the tax rate changes, resulting in a reduction to the Company’s tax provision of approximately $1.0 million.

Comparison of the First Nine Months of FY 2008 with the First Nine Months of FY 2007

Net sales for the first nine months of fiscal 2008 improved 6.6%, or $14.9 million, to $241.3 million from $226.4 million in the same period a year ago. Compared to the first nine months of fiscal 2007, the Euro and Asian currencies strengthened against the U.S. Dollar. The translation effect of this strengthening on foreign operations was to increase revenues by approximately $14.1 million versus the prior year, before eliminations. The Company’s North American manufacturing operations saw increased demand for land based transmission products for the Airport Rescue and Fire Fighting (ARFF). In addition, sales of the Company’s propulsion products for the Italian mega yacht market were up year over year. However, these were more than offset by the cyclical softening experienced in our industrial markets and a slow down in demand for the Company’s oil and gas transmission products that began in the second fiscal quarter. Overseas, the Company experienced particularly strong increases in sales at our Italian manufacturing locations, which serve the Italian mega yacht and industrial markets, as well as our distribution operations in Singapore and Australia, which serve commercial and pleasure craft marine markets, respectively.

Sales at our manufacturing segment were up 4.6%, or $9.5 million, to $214.9 million from $205.4 million in the same period last year. Year-to-date, sales at our U.S. domestic manufacturing locations were down almost 3%. This was primarily due to higher sales of propulsion systems for the mega yacht market, transmissions for the ARFF market and commercial marine transmissions, being more than offset by the cyclical softening in the Company’s industrial markets and the slow down in sales of transmissions for the oil and gas markets. Sales at our Belgian manufacturing location were up nearly 11% over the same period last year. Adjusting for the positive translation effect of a strengthening Euro versus the U.S. Dollar, sales were up just under 1%. While the Belgian operation’s backlog is at recent historical highs, it was unfavorably affected by material shortages and equipment downtime during the second and third fiscal quarters, as progress continues on the plant re-layout associated with the June 2007 restructuring program. Our Italian manufacturing operations saw an over 23% increase in sales compared to fiscal 2007’s first nine months. A little more than half of this increase can be attributed to the translation effect of a strengthening Euro versus the first nine months of last fiscal year. The net remaining increase is primarily due to increased sales of boat management systems products for the Italian mega yacht market as well as small marine gears for the Italian market. The Company’s Swiss manufacturing operation, which manufactures propellers for high end pleasure craft and military patrol boat applications, experienced a 21% increase in sales versus the prior year’s first nine months. A little less than 40% of this increase was due to the translation effect of a strengthening Swiss Franc versus the U.S. Dollar versus the same period a year ago. Overall, the translation effect of the strengthening Euro and Swiss Franc on foreign manufacturing operations was to increase revenues by approximately $8.6 million versus the prior year, before eliminations.

Our distribution segment experienced an increase of 16.7% in sales, or $12.1 million, to $84.3 million from $72.2 million in the same period a year ago. The Company’s distribution operations in Singapore and joint venture in Japan saw significant growth in the commercial marine transmission markets, while our distribution operation in Australia saw double-digit growth in its sales to its primarily marine pleasure craft transmission customers. Compared to the first nine months of fiscal 2007, the Euro and Asian currencies strengthened against the U.S. dollar. The translation effect of this strengthening on foreign distribution operations was to increase revenues by approximately $5.5 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales increased $6.6 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased to 31.4% of sales, compared to 32.2% of sales for the same period last year. The fiscal 2007 results included the impact of an unfavorable purchase accounting adjustment to inventory related to the BCS acquisition in the amount of $1.2 million before tax. This adjustment had the effect of lowering fiscal 2007’s first nine months gross profit as a percentage of sales by over 50 basis points. After adjusting for the effect of this prior year adjustment, the 130 basis point deterioration can be attributed to reduced sales of higher margin products, higher sales of lower margin products, and increased material costs, partially offset by higher pricing, expanded outsourcing and lower pension expense. In addition, the Company’s Belgian operation’s gross profit was unfavorably affected by the continued relative strength of the Euro versus the U.S. Dollar, when compared to the average rate in fiscal 2007’s first nine months. This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices. It is estimated that the year-over-year effect of a stronger Euro was to deteriorate margins at our Belgian subsidiary by over $1.2 million in the first nine months of fiscal 2008 versus the same period a year ago. The year-over-year effect of lower pension expense was to decrease cost of good sold by over $1.0 million in the first nine months versus the same period a year ago.

Marketing, engineering, and administrative (ME&A) expenses were 6.7% higher compared to last fiscal year’s first nine months. As a percentage of sales, ME&A expenses were flat at 19.5% of sales. The higher ME&A expenses were due to the impact of foreign currency translation from overseas operations of approximately $2.0 million and expenditures associated with the implementation of a new global enterprise resource planning (“ERP”) system, which resulted in an increase in domestic and corporate IT spending of $1.3 million. These increases were partially offset by lower stock based compensation expense of $1.6 million versus the first nine months of fiscal 2007 as well as lower pension expenses of $0.4 million.

Interest expense of $2.3 million decreased slightly versus the first nine months of fiscal 2007. Year-to-date, the Company incurred interest of $1.1 million on the $25 million of Senior Notes that were entered into in April 2006. In addition, for the first nine months of fiscal 2007, the interest rate on the Company’s revolving credit facility was in the range of 6.13% to 6.57%, whereas for the first nine months of fiscal 2008 the range was 4.36% to 6.57% . At the same time, the average month-end balance of the Company’s revolving credit facility increased versus the prior year, from $18.9 million to $22.5 million. The net effect of the lower average interest was to offset the effect of the higher average outstanding balance. As a result, total interest on the revolver remained relatively flat at $1.1 million.

The consolidated income tax rate for the nine months was significantly lower than the prior year (33.3% versus 37.0%) due primarily to the favorable impact of certain discrete items, including the reduction of the Italian corporate tax rate and an increase in the estimated tax benefits related to foreign tax credits as a result of filing the Company’s fiscal 2007 U.S. tax return. The Italian Finance Bill of 2008 was enacted on December 24, 2007, and resulted in a decrease to the overall corporate tax rate (from 37.25% to 31.4%) effective with the first fiscal year that begins after December 31, 2007. Deferred taxes were adjusted during the third quarter to reflect the impact of the tax rate changes, resulting in a reduction to the Company’s tax provision of approximately $1.0 million.

Financial Condition, Liquidity and Capital Resources

Comparison between March 28, 2008 and June 30, 2007

As of March 28, 2008, the Company had net working capital of $105.6 million, which represents an increase of $12.3 million, or 13%, from the net working capital of $93.3 million as of June 30, 2007.

Cash and cash equivalents decreased 13.2% to $16.9 million as of March 28, 2008. The majority of the cash and cash equivalents as of March 28, 2008 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $66.9 million were up $3.6 million from last fiscal year-end. The effect of foreign currency translation due to the strengthening Euro and Asian currencies was to increase trade accounts receivables by just over $5.4 million versus the end of the prior fiscal year. As a result, adjusted for the impact of foreign currency translations, trade receivables were down by nearly 3%. Sales for the third quarter of fiscal 2008 totaled $85.8 million versus $90.8 million for the fourth quarter of fiscal 2007. The overall decrease in accounts receivable was consistent with the lower sales volume experienced, after adjusting for the impact of foreign currency translation.

Net inventory increased by $20.2 million, or 26.5%, versus June 30, 2007 to $96.4 million. The majority, roughly two-thirds, of the net increase in inventory came at the Company’s European manufacturing locations.

Approximately $7.4 million of the $20.2 million increase can be attributed to the effect of foreign currency translation due to the relative strengthening of the Euro and Asian currencies versus the U.S. Dollar since the end of the prior fiscal year. After adjusting for the impact of the foreign currency translation, the net increase in inventory since the start of the fiscal year can be primarily attributed to the normal seasonal build experienced heading into the fourth fiscal quarter, supplier issues experienced in the third fiscal quarter at the Company’s Belgian operation and a quality issue experienced at the Company’s domestic operation. In both of the latter two cases, the issues have been resolved in the fourth fiscal quarter and inventories are anticipated to decline by fiscal year end. On a consolidated basis, as of March 28, 2008, the Company’s backlog of orders to be shipped over the next six months approximates $125.7 million, up 14% since the year began and up 6% compared with the same period a year ago. Of the $15.3 million increase experienced since the beginning of the fiscal year, approximately $7.4 million can be attributed to the effect of foreign currency translation.

Net property, plant and equipment (PP&E) increased $8.8 million versus June 30, 2007. This includes the addition of $10.6 million in capital expenditures, primarily at the Company’s domestic and Belgian manufacturing operations, which was offset by depreciation of $4.7 million. The net remaining increase is due to the effects of foreign currency translation. In total, the Company expects to invest between $15 and $17 million in capital assets in fiscal 2008. The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year. This compares to $15.7 million in capital expenditures in fiscal 2007, $8.4 million in fiscal 2006 and $12.0 million in fiscal 2005. The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the implementation of the global ERP system.

Accounts payable as of March 28, 2008 of $39.3 million were up $10.4 million, or 35.9%, from June 30, 2007. The increase is primarily the result of the overall increase in inventory and continued strength in order activity in the third quarter, as well as the effect of foreign currency translation. The balance as of March 28, 2008 also includes capital related items that will be paid out in the fourth fiscal quarter of 2008.

Total borrowings, notes payable and long-term debt, as of March 28, 2008 increased by $13.4 million, or nearly 31%, to $57.4 million versus June 30, 2007. This increase was driven by (1) the $15.6 million stock repurchase in the first and third fiscal quarters, (2) capital expenditures, (3) a $1.7 million contribution to the Company’s domestic defined benefit pension plans and (4) the payment of annual incentive and bonus awards for fiscal 2007 performance in the first fiscal quarter of 2008. These were partially offset by cash flows from operations. In the first and third fiscal quarters, the Company repurchased a total of 660,000 shares of its outstanding common stock at an average price of $23.70 per share (these figures are after the December 2007 2-for-1 stock split). For the balance of fiscal 2008, the Company is not required to make any additional contributions to its domestic defined benefit plans. At March 28, 2008, the Company is in compliance with all covenants and other requirements set forth in its revolving loan and note agreements.

Total shareholders’ equity increased by $13.0 million to a total of $128.5 million. Retained earnings increased by $15.0 million. The net increase in retained earnings included $17.2 million in net earnings reported year-to-date, offset by $2.2 million in dividend payments. Net favorable foreign currency translation of $12.6 million was reported as the U.S. Dollar weakened against the Euro and Asian currencies during the first nine months of fiscal 2008. The net remaining decrease of $14.6 million relates primarily to the stock repurchases noted above.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. As of March 28, 2008, the Company had available borrowings under its $35 million revolving line of credit of $7.0 million. Furthermore, the Company has nearly $17 million in cash and cash equivalents at its subsidiaries around the world, approximately 20% of which is considered permanently reinvested. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

As of March 28, 2008, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments. A summary of those commitments follows (in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years

Revolver borrowing	$28,050		$28,050

Long-term debt	$29,303	$ 2,114	$ 5,131	$ 7,648	$14,410

Operating leases	$ 10,983	$ 3,159	$ 4,593	$ 2,682	$ 549

Total obligations	$68,336	$ 5,273	$37,774	$10,330	$14,959

New Accounting Releases

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”. This statement enhances the disclosures regarding derivatives and hedging activities by requiring:

•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions. The statement also includes a substantial number of new disclosure requirements. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007 and are not expected to have a material impact on the financial statements of the Company.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2010, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 28, 2008 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $122,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk – The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards. These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period. A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $127,000. These awards were valued at the Company’s March 28, 2008 closing stock price of $15.74.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 54% of the Company’s revenues in the nine months ended March 28, 2008 were denominated in currencies other than the U.S. Dollar. Of that total, approximately 66% was denominated in Euro with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2008 and 2007 was the Euro. At March 28, 2008, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $845,000 with a weighted average maturity of 39 days. The fair value of the Company’s contracts was a gain of approximately $63,000 at March 28, 2008. At June 30, 2007, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $765,000 with a weighted average maturity of 29 days. The fair value of the Company’s contracts was a minimal gain at June 30, 2007.

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

Part II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no securities of the Company sold by the Company during the nine months ended March 28, 2008, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

During the period covered by this report, the Company offered participants in the Twin Disc, Incorporated - The Accelerator 401(k) Savings Plan (the “Plan”) the option to invest their Plan accounts in a fund comprised of Company stock. Participation interests of Plan participants in the Plan, which may be considered securities, were not registered with the SEC. Participant accounts in the Plan consist of a combination of employee deferrals, Company matching contributions, and, in some cases, additional Company profit-sharing contributions. No underwriters were involved in these transactions. On September 6, 2002, the Company filed a Form S-8 to register 200,000 shares of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

Issuer Purchases of Equity Securities

	(a) Total		(c) Total Number of	Number of Shares
	Number of	(b) Average	Shares Purchased as Part	that May Yet Be
Period	Shares	Price Paid per	of Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs	Plans or Programs

December 29 2007 –
January 25, 2008	0	NA	0	140,000

January 26, 2008 –	140,000	$16.26	140,000	500,000
February 29, 2008

March 1 – 28, 2008	0	NA	0	500,000

Total	140,000		140,000

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values. This resolution supersedes the resolution previously adopted by the Board in January 2002. On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values. On February 1, 2008 the Board of Directors authorized the purchase of an additional 500,000 shares of Common Stock at market values. All shares purchased in the quarter were acquired via open market purchases.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 7, 2008	/s/JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer