Form 10-K
period 2008-06-30
TWIN DISC INC
filed 2008-09-12
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
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
YES [ ] NO [ X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [ ] NO [ X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [ ] Accelerated Filer [ X ] -accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [ X ]

At December 28, 2007, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $311,528,868. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 29, 2008, the registrant had 11,107,992 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

In May 2006, the Company acquired four related foreign entities: B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company. The total cash purchase price for the acquisition of the four entities was €17,715,000 ($22,707,000). For further information, see Note Q, “Acquisitions,” in the Notes to the Consolidated Financial Statements. All of the acquired entities are included in the Manufacturing segment, with the exception of Vetus Italia S.r.l., which is included in the Distribution segment.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. Primary competitive factors for the Company’s products are performance, price, service and availability. The Company’s top ten customers accounted for approximately 28% of the Company's consolidated net sales during the year ended June 30, 2008. There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2008.

Unfilled open orders for the next six months of $120,774,000 at June 30, 2008 compares to $110,357,000 at June 30, 2007. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

Management recognizes that there are attendant risks that foreign governments may place restrictions on dividend payments and other movements of money, but these risks are considered minimal due to the political relations the United States maintains with the countries in which the Company operates or the relatively low investment within individual countries. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the Government.

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,788,000, $3,329,000 and $2,024,000 in fiscal 2008, 2007 and 2006, respectively. Total engineering and development costs were $9,025,000, $9,327,000 and $8,070,000 in fiscal 2008, 2007 and 2006, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2008 was 1,019.

A summary of financial data by segment and geographic area for the years ended June 30, 2008, 2007 and 2006 appears in Note J to the consolidated financial statements.

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

Many of the Company’s product markets are cyclical in nature or are otherwise sensitive to volatile or variable factors. A downturn or weakness in overall economic activity or fluctuations in those other factors can have a material adverse effect on the Company’s overall financial performance. Historically, sales of many of the products that the Company manufactures and sells have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government and industrial markets. The demand for the products may be impacted by the strength of the economy generally, governmental spending and appropriations, including security and defense outlays, fuel prices, interest rates, as well as many other factors. Adverse economic and other conditions may cause the Company's customers to forego or otherwise postpone purchases in favor of repairing existing equipment.

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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although there were no customers that accounted for 10% or more of consolidated net sales in fiscal 2008, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 55% of our consolidated net sales for fiscal 2008. We have international manufacturing operations in Belgium, Italy and Switzerland. In addition, we have international distribution operations in Singapore, China, Australia, Japan, Italy and Canada. Our international sales and operations are subject to a number of risks, including:

➢	currency exchange rate fluctuations
➢	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds
➢	problems with the transportation or delivery of our products
➢	issues arising from cultural or language differences and labor unrest
➢	longer payment cycles and greater difficulty in collecting accounts receivables
➢	compliance with trade and other laws in a variety of jurisdictions

These factors could adversely affect our business, results of operations or financial condition.

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. The majority of the Company’s manufacturing, based on fiscal 2008’s sales, came from its two facilities in Racine, Wisconsin. If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Manufacturing Segment

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, two in Decima, Italy and one in Novazzano, Switzerland. The aggregate floor space of these six plants approximates 724,000 square feet. One of the Racine facilities includes office space, which includes the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in Italy (Limite sull’Arno) and India (outsourcing office in Chennai).

Distribution Segment

The Company also has operations in the following locations, all of which are used for sales offices, warehousing and light assembly or product service. The following properties are leased:

Jacksonville, Florida, U.S.A.	Limite sull’Arno, Italy
Medley, Florida, U.S.A.	Brisbane, Queensland, Australia
Coburg, Oregon, U.S.A.	Perth, Western Australia, Australia
Kent, Washington, U.S.A.	Singapore
Edmonton, Alberta, Canada	Shanghai, China
Burnaby, British Columbia, Canada	Guangzhou, China

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2008.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 2008.

Name	Age	Position
Michael E. Batten	68	Chairman and Chief Executive Officer
John H. Batten	43	President and Chief Operating Officer
Christopher J. Eperjesy	40	Vice President – Finance, Chief Financial Officer and Treasurer
James E. Feiertag	51	Executive Vice President
Henri-Claude Fabry	62	Vice President - Global Distribution
Dean J. Bratel	44	Vice President - Engineering
Denise L. Wilcox	51	Vice President - Human Resources
Jeffrey S. Knutson	43	Corporate Controller
Thomas E. Valentyn	49	General Counsel and Secretary

Officers are elected annually by the Board of Directors at the Board meeting held in conjunction with each Annual Meeting of the Shareholders. Each officer holds office until a successor is duly elected, or until he/she resigns or is removed from office.

Michael E. Batten, Chairman and Chief Executive Officer. Mr. Batten has been employed with the Company since 1970, and was named Chairman and Chief Executive Officer in 1991. Mr. Batten was named President in 2006, upon the retirement of Michael Joyce and relinquished this role effective July 1, 2008 with the appointment of John Batten as President and Chief Operating Officer.

John H. Batten, President and Chief Operating Officer. Effective July 1, 2008, Mr. Batten has been named President and Chief Operating Officer. Prior to the July promotion, Mr. Batten served as Executive Vice President since November 2004, Vice President and General Manager – Marine and Propulsion since October 2001 and Commercial Manager – Marine and Propulsion since 1998. Mr. Batten joined Twin Disc in 1996 as an Application Engineer. Mr. Batten is the son of Mr. Michael Batten.

Christopher J. Eperjesy, Vice President – Finance, Chief Financial Officer and Treasurer. Mr. Eperjesy joined the Company in his current role in November 2002. Prior to joining Twin Disc, Mr. Eperjesy was Divisional Vice President – Financial Planning & Analysis for Kmart Corporation since 2001, and Senior Manager – Corporate Finance with DaimlerChrysler AG since 1999.

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

Thomas E. Valentyn, General Counsel and Secretary. Mr. Valentyn joined the Company in his current role in September 2007. Prior to joining Twin Disc, Mr. Valentyn served as Vice President and General Counsel at Norlight Telecommunications, Inc. since July 2000.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN. The price information below, which reflects the impact of the December 31, 2007 stock split, represents the high and low sales prices from July 1, 2006 through June 30, 2008:

	Fiscal Year Ended 6/30/08			Fiscal Year Ended 6/30/07
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$41.99	$23.51	$ 0.0550	$19.00	$15.15	$ 0.0475
Second Quarter	37.47	25.51	0.0700	18.28	15.51	0.0475
Third Quarter	36.35	12.07	0.0700	23.49	16.25	0.0550
Fourth Quarter	23.34	13.38	0.0700	38.00	21.10	0.0550

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 29, 2008, shareholders of record numbered 756. The closing price of Twin Disc common stock as of August 29, 2008 was $18.37.

Issuer Purchases of Equity Securities

				(d) Maximum
Period	(a) Total	(b) Average	(c) Total Number of	Number of Shares
	Number of	Price	Shares Purchased as Part	that May Yet Be
	Shares	Paid per	of Publicly Announced	Purchased Under the
	Purchased	Share	Plans or Programs	Plans or Programs

April 1 - 30, 2008	0	NA	0	500,000

May 1 - 31, 2008	0	NA	0	500,000

June 1 - 30, 2008	0	NA	0	500,000

Total	0

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values. This resolution superseded the resolution previously adopted by the Board in January 2002. On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values. On February 1, 2008 the Board of Directors authorized the purchase of an additional 500,000 shares of Common Stock at market values.

Performance Graph

The following table compares total shareholder return over the last 5 fiscal years to the Standard & Poor’s 500 Machinery (Industrial) Index and the Russell 2000 index. The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers. The Russell 2000 Index consists of a broad range of 2,000 companies. The Company believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate. Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2003 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Return Twin Disc, Inc.; S&P Machinery; and Russell 2000

(dollars in thousands, except per share amounts)

		Fiscal Years Ended June 30,

Statement of Operations Data:	2008	2007	2006	2005	2004
Net sales	$331,694	$317,200	$243,287	$218,472	$186,089
Net earnings	24,252	21,852	14,453	6,910	5,643
Basic earnings per share	2.15	1.88	1.26	0.60	0.50
Diluted earnings per share	2.13	1.84	1.22	0.59	0.50
Dividends per share	0.265	0.205	0.1825	0.175	0.175

Balance Sheet Data (at end of period):
Total assets	$304,628	$267,184	$236,172	$188,037	$174,622
Total long-term debt	48,227	42,152	38,369	14,958	16,813

Effective May 31, 2006, the Company acquired four related foreign entities: B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company. All four entities have a fiscal year ending May 31. Since the acquisition was also effective May 31, no results of operations for these four acquired entities are included in the consolidated results for the year ended June 30, 2006. A full year’s results are included in the consolidated results for the years ended June 30, 2007 and 2008.

Effective May 31, 2004, the Company acquired 100% of the common stock of Rolla SP Propellers SA of

Novazzano, Switzerland. Rolla designs and manufactures custom propellers. Rolla has a fiscal year ending May 31. Since the acquisition was also effective May 31, no results of operations of Rolla are included in consolidated results for the year ended June 30, 2004. A full year’s results are included in the consolidated results for the years ended June 30, 2005, 2006, 2007 and 2008.

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

Results of Operations
(In thousands)
	2008	%	2007	%	2006	%

Net sales	$331,694		$317,200		$243,287
Cost of goods sold	226,826		214,291		168,897
Gross profit	104,868	31.6%	102,909	32.4%	74,390	30.6%
Marketing, engineering and
administrative expenses	66,349	20.0	63,267	19.9	49,606	20.4
Restructuring of operations	(373)	(0.1)	2,652	0.8	-	0.0
Earnings from operations	$38,892	11.7	$36,990	11.7	$24,784	10.2

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Net sales increased $14.5 million, or 4.6%, in fiscal 2008. The year-over-year movement in foreign exchange rates resulted in a net favorable translation effect on sales of $16.6 million in fiscal 2008, compared to fiscal 2007.

In fiscal 2008, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were $10.6 million, or 3.7%, higher than in the prior fiscal year. Year-over-year changes in foreign exchange rates had a net favorable impact on sales of $13.2 million. A slight decrease in sales at the Company’s domestic manufacturing operation, primarily driven by a decrease in sales of oil field related transmissions partially offset by increased sales of marine and propulsion products, was offset by increases at the Company’s Italian and Swiss manufacturing operations, which focus on the Italian and global mega yacht markets. Overall, demand from the Company’s customers in the commercial marine and mega yacht markets remained high, which continued to be offset by softness in oil and gas transmission sales.

Net sales for distribution operations were up $17.0 million, or 17.3%, in fiscal 2008. Year-over-year changes in foreign exchange rates had a net favorable impact on sales of $8.7 million. Of the remaining net increase of $8.3 million, the majority of the net increase came from the Company’s distribution operations in Asia, where the company continued to see strong demand for its commercial marine transmission products, and Australia, driven by improved pleasure craft transmission sales.

Net sales for the Company’s largest product market, marine and propulsion systems, were up nearly 16%. This was partially offset by an approximately 13% decline in transmission product sales, primarily due to softening in the markets for oil and gas transmissions, and a 4% decline in industrial product markets, primarily in North America. This net year-over-year increase is before considering the net favorable foreign currency translation effect noted above. Growth in the marine and propulsion market was driven primarily by increased commercial and mega yacht marine transmission sales, as well as increased sales of Arneson Surface Drives and custom Rolla propellers. In the off-highway transmission market, the year-over-year decrease can be attributed primarily to decreased sales in land-based oil field markets, only partially offset by increased sales of the Company’s transmissions for the airport rescue and fire fighting market. The decrease experienced in the Company’s industrial products was also due in part to the decreased activity related to oil field markets as well as decreased sales into the agriculture, mining and general industrial markets, primarily in the North American and Italian markets.

The elimination for net intra-segment and inter-segment sales increased $13.1 million, or 18.7%, from $69.9 million in fiscal 2007 to $82.9 million in fiscal 2008. Year-over-year changes in foreign exchange rates had a net impact of $5.3 million on net intra-segment and inter-segment sales.

Gross Profit

In fiscal 2008, gross profit increased $2.0 million, or 1.9%, to $104.9 million. Gross profit as a percentage of sales decreased 80 basis points in fiscal 2008 to 31.6%, compared to 32.4% in fiscal 2007. There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2008. For the year, profitability continued to improve from the implementation of cost reduction and outsourcing programs, manufacturing efficiencies, and selective price increases. The Company’s margins continued to be unfavorably impacted by rising steel, energy and medical costs. In addition, the Company’s Belgian operation’s gross margin was unfavorably affected by the continued relative strength of the Euro versus the U.S. Dollar, when compared to the average rate in fiscal 2007. This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices. The average Euro to U.S. Dollar exchange rate, computed monthly, in fiscal 2008 was $1.48, which was 13.0% higher than in fiscal 2007. It is estimated that the year-over-year effect of a stronger Euro, on average, was to deteriorate margins at our Belgian subsidiary by nearly $1.8 million. Fiscal 2007’s gross profit included unfavorable non-cash, non-recurring purchase accounting adjustments to inventory at the BCS Group companies of $1.2 million, pre-tax, which did not occur in fiscal year 2008. The adjustment reduced gross profit by nearly 40 basis points in fiscal 2007. These adverse effects were partially offset by (1) selective pricing actions, (2) improvements achieved through the Company’s outsourcing and cost reduction programs, (3) lower domestic pension and postretirement healthcare costs of approximately $1.3 million and (4) lower domestic bonus expense of roughly $0.5 million. The year-over-year movement in foreign exchange rates, primarily driven by movements in the Euro, resulted in a net favorable translation effect on gross profit of $6.7 million in fiscal 2008, compared to fiscal 2007.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses increased $3.1 million, or 4.9%, in fiscal 2008 versus fiscal 2007. As a percentage of sales, ME&A expenses increased by 10 basis points to 20.0% in fiscal 2008, compared to 19.9% in fiscal 2007. The year-over-year increase in domestic and corporate IT costs, primarily related to the implementation of a global ERP system, was $1.5 million compared to fiscal 2007. In addition, year-over-year changes in foreign exchange rates had a net translation effect of increasing ME&A expenses by $3.0 million. These increases were partially offset by a $1.5 million reduction in the Company’s stock based compensation expense as a result of a decline in the price of the Company’s stock during the fiscal year as well as lower domestic pension and bonus expenses of $0.4 million and $0.5 million, respectively.

Restructuring of Operations

During the fourth quarter of 2007, the Company recorded a pre-tax restructuring charge of $2.7 million related to a workforce reduction at its Belgian operation that will allow for improved profitability through targeted outsourcing savings and additional focus on core manufacturing processes. The charge consisted of prepension costs for 32 employees: 29 manufacturing employees and 3 salaried employees. This charge was adjusted in the fourth quarter of 2008, resulting in a pre-tax benefit of $373,000, due to final negotiations primarily related to notice period pay. During fiscal 2008 and 2007, the Company made cash payments of $103,000 and $0, respectively. Accrued restructuring costs were $2,603,000 and $2,652,000 at June 30, 2008 and 2007, respectively.

Interest Expense

Interest expense decreased by $0.1 million, or 3.7%, in fiscal 2008. Total interest on the Company’s $35 million revolving credit facility decreased less than $0.1 million to $1.3 million. This decrease can be attributed to a decrease in the interest rate on the revolver year-over-year which more than offset an overall increase in the average borrowings year-over-year. The average borrowing on the revolver, computed monthly, increased to $22.8 million in fiscal 2008, compared to $18.9 million in fiscal 2007. More than offsetting the average increased borrowing, the interest rate on the revolver decreased from a range of 6.13% to 6.60% in fiscal 2007 to a range of 3.71% to 6.97% in fiscal 2008. Interest expense for the Company’s $25 million Senior Notes, which carry a fixed interest rate of 6.05%, remained flat at $1.5 million. The net remaining interest expense of $0.2 million was from various borrowings at the Company’s foreign subsidiaries.

Income Taxes

In fiscal 2008 and 2007, the Company’s effective tax rate approximated 30.9% and 35.8%, respectively. The improvement is the result of a reduction in the Italian corporate tax rate announced in December 2007 from 37.3% to 31.4%, resulting in a favorable adjustment to deferred taxes of approximately $1.2 million, and favorable tax adjustments of approximately $1.3 million primarily related to foreign and state tax provision adjustments. The decrease in the effective tax rate in fiscal 2007 was primarily due to $1.5 million of favorable tax adjustments primarily related to research and development (“R&D”) tax credits recorded primarily in the fourth quarter. This tax benefit was recorded upon the completion of a study the Company conducted on its R&D expenditures from 2003 to 2007.

Order Rates

As of June 30, 2008, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $120.8 million, or 9.4% higher than the six-month backlog of $110.4 million as of June 30, 2007. The Company estimates that roughly two-thirds of the year-over-year increase can be attributed to favorable foreign currency translation as a result of the relative strengthening of the Euro and Swiss Franc compared to the U.S. Dollar. The Company’s domestic manufacturing operation saw an increase in its marine and propulsion, and industrial product backlog which was more than offset by softening in its land-based transmission product backlog. The Company’s European manufacturing operations saw a net increase, after adjusting for the effect of foreign currency translation, in their six-month backlogs, primarily for products serving the Italian and global mega yacht markets.

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

Interest Expense

Interest expense increased by $1.4 million, or 83.6%, in fiscal 2007. The majority ($1.2 million) of the increase relates to the impact of a full year of interest expense from the Company’s $25 million Senior Notes, which carry an interest rate of 6.05% . Total interest on the Company’s $35 million revolving credit facility increased nearly $0.6 million. This increase can be attributed to an overall increase in the average borrowings year-over-year as well as an increase in the interest rate on the revolver year-over-year. The average borrowing on the revolver, computed monthly, increased to $18.9 million in fiscal 2007, compared to $13.7 million in fiscal 2006. The interest rate on the revolver increased from a range of 4.59% to 6.13% in fiscal 2006 to a range of 6.13% to 6.60% in fiscal 2007. The net remaining decrease of $0.4 million was due to lower borrowings at the Company’s foreign subsidiaries as well as the payoff of the $20 million of Senior Notes that matured in June 2006.

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

Liquidity and Capital Resources Fiscal Years 2008, 2007 and 2006

The net cash provided by operating activities in fiscal 2008 totaled $19.7 million, an increase of $2.2 million, or 13%, versus fiscal 2007. The net increase was driven primarily by a net increase in earnings of $2.4 million partially offset by increases in working capital, primarily inventories, and a decrease in accrued retirement benefits. The increase in inventory came primarily at the Company’s European manufacturing operations and distribution operations in the Pacific Basin.

The net cash provided by operating activities in fiscal 2007 totaled $17.5 million, a decrease of $0.8 million, or 4%, versus fiscal 2006. The net decrease was primarily driven by a net increase in earnings of $7.4 million offset by increases in working capital, primarily accounts receivable and inventories, and a reduction in accrued retirement benefits as a result of nearly $8 million in domestic pension contributions that were made in the first half of fiscal 2007. The increases in inventories and accounts receivable were consistent with the increased sales growth and order activity experienced by the Company in its fourth fiscal quarter. Fourth quarter sales increased over 25% while the six-month backlog increased over 21% as of June 30, 2007 versus the end of the prior fiscal year. This compares to increases in accounts receivable and inventories of 13% and 17%, respectively, before the effect of foreign currency translation.

The net cash provided by operating activities in fiscal 2006 totaled $18.3 million, an increase of $5.3 million, or 41%, versus fiscal 2005. The increase was primarily driven by a net increase in earnings of $7.5 million and accrued liabilities of $7.3 million, offset by increases in inventories of $6.9 million and accounts receivable of $4.2 million. These net changes exclude the net impact of foreign currency translation and the BCS Group acquisition discussed in Note Q of the Notes to the Consolidated Financial Statements. The increases in inventories and accounts receivable were consistent with the increased sales growth and order activity experienced by the Company in its fourth fiscal quarter. Fourth quarter sales increased over 17% while the six-month backlog increased over 40% as of June 30, 2006 versus the end of the prior fiscal year. This compares to increases in accounts receivable and inventories of 11% and 14%, respectively, before the effect of foreign currency translation and the impact of the BCS Group acquisition.

The net cash used for investing activities in fiscal 2008 consisted primarily of capital expenditures for machinery and equipment at our domestic and Belgian manufacturing operations, and the continuation of the implementation of a new ERP system started in fiscal 2007 at our domestic manufacturing location in Racine. In fiscal 2009, the Company expects to complete the majority of the remaining ERP implementation work for its foreign manufacturing and distribution operations. The software costs associated with the new ERP have been substantially paid for and capitalized as appropriate in fiscal years 2007 and 2008.

The net cash used for investing activities in fiscal 2007 consisted primarily of capital expenditures for machinery and equipment, facilities renovations and the implementation of a new ERP system at our domestic manufacturing location in Racine as well as machinery and equipment purchases at our European manufacturing operations.

The net cash used for investing activities in fiscal 2006 consisted primarily of the net acquisition cost, net of cash acquired, for the BCS Group acquisition (discussed in Note Q of the Notes to the Consolidated Financial Statements) as well as capital expenditures for machinery, equipment and facilities renovations at our North American and European manufacturing operations.

In fiscal 2008, the net cash used by financing activities consisted primarily of the purchase of shares of the Company’s outstanding common stock under a Board authorized stock repurchase program. In the first and third fiscal quarters of 2008, the Company repurchased a total of 660,000 shares of its outstanding common stock at an average price of $23.70 per share, for a total of $15.6 million. In addition, the Company paid $3.0 million in dividends to its shareholders, a 25% increase over fiscal 2007. These were offset by over $5 million in additional borrowings under the Company’s revolving credit facility.

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

Future Liquidity and Capital Resources

During the first quarter of fiscal 2005, the Company’s December 19, 2002 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”) was amended, increasing the limit from $20,000,000 to $35,000,000 and extending the term by two years to October 31, 2007. The agreement was further amended in the first quarter of fiscal 2007 to extend the term by an additional two years to October 31, 2009. Additionally, certain capital expenditure restrictions were increased. An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010 and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases). This credit facility is used to fund seasonal working capital requirements and other financing needs. This facility and Twin Disc’s other indebtedness contain certain restrictive covenants as are fully disclosed in Note G of the Notes to the Consolidated Financial Statements. As of June 30, 2008, the Company was in compliance with these covenants.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”). Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes (the “Notes”) due April 10, 2016 (the “Payment Date”). The Notes mature and become due and payable in full on April 10, 2016. Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive. As a condition to the issuance of the Notes, the Company’s revolving loan agreement with M&I (discussed above) was amended to provide that M&I consented to the Company entering into the Note Agreement. In the first quarter of fiscal 2008, the Note Agreement was amended to eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).

The overall liquidity of the Company remains strong. The Company had $15.3 million of available borrowings on our $35 million revolving loan agreement as of June 30, 2008, and continues to generate enough cash from operations to meet our operating and investing needs. As of June 30, 2008, the Company also had cash and cash equivalents of over $14.4 million, primarily at its overseas operations. These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company. In fiscal 2009, the Company does not expect to make any contributions to its domestic pension plans, as no minimum contributions are expected to be required. However, if the Company elects to make voluntary contributions in fiscal 2009, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital increased approximately $13 million in fiscal 2008, and the current ratio remained flat at 2.2 at June 30, 2007 and June 30, 2008, respectively. The increase in net working capital was primarily driven by an increase in inventories, primarily at the Company’s European manufacturing locations and distribution operations in the Pacific Basin, offset by an increase in accounts payable. The Company’s balance sheet is strong, there are no off-balance sheet arrangements, and we continue to have sufficient liquidity for near-term needs.

Twin Disc expects capital expenditures to be between $15 and $17 million in fiscal 2009. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, a global ERP system and new products.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and access to debt markets will be adequate to fund Twin Disc’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements as of June 30, 2008 and 2007.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments. A summary of those commitments follows (in thousands):

		Less than 1	1-3	3-5	After 5
Contractual Obligations	Total	Year	Years	Years	Years

Revolving loan borrowing	$19,700	$ -	$ 19,700	$ -	$ -

Long-term debt	$29,247	$ 720	$ 8,759	$ 8,927	$ 10,841

Operating leases	$12,992	$ 3,250	$ 5,812	$ 3,637	$ 293

The Company believes the capital resources available in the form of existing cash, lines of credit (see Note G of the Notes to the Consolidated Financial Statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable future business requirements, including pension funding requirements. As noted above, the Company’s revolving loan agreement was amended during the first quarter of fiscal 2005, increasing the limit from $20 million to $35 million and extending the term by two years to October 31, 2007. During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009. The term was then extended an additional year to October 31, 2010 in the first quarter of fiscal 2008. As of June 30, 2008, there was $15.3 million of available borrowings under the revolver. In addition, the Company entered into a $25 million Senior Note in April 2006. The acquisition of the BCS Group companies in May 2006 was financed with $22.7 million of the proceeds from this private debt placement. In addition, the Company has $14.4 million of cash and cash equivalents on hand as of June 30, 2008.

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

The Company’s significant accounting policies are described in Note A to the consolidated financial statements. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating our reported financial results are the following:

Revenue Recognition

Twin Disc recognizes revenue from product sales at the time of shipment and passage of title. While we respect the customer’s right to return products that were shipped in error, historical experience shows those types of adjustments have been immaterial and thus no provision is made. With respect to other revenue recognition issues, management has concluded that its policies are appropriate and in accordance with the guidance provided by the Securities and Exchange Commissions’ Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date. The approach used to determine the annual assumptions are as follows:

•	Discount rate – based on Moody’s AA Corporate Bond rate, with appropriate consideration of pension plans’ participants’ demographics and benefit payment terms.

•	Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

•	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.

•	Retirement and Mortality Rates – based upon the Generational Mortality Table for fiscal 2008 and the UP 1994 Mortality Table for all prior years presented.

•	Health Care Cost Trend Rates – developed based upon historical cost data, near-term outlook and an assessment of likely long-term trends.

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

Recently Issued Accounting Standards

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP is not expected to have a material impact on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s financial statements, as the FASB does not expect that this Statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This statement enhances the disclosures regarding derivatives and hedging activities by requiring:

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions. The statement also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS No. 160 is not expected to have a material impact on the financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and are not expected to have a material impact on the financial statements of the Company.

In September 2006 and March 2007, respectively, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” These EITF’s address the possible recognition of a liability and related compensation costs for split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007, including interim periods within those years. The Company is currently evaluating the impact these EITF’s may have on the

Company’s financial statements.

During June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of July 1, 2007, with no material impact to the Company’s financial statements.

Item 7(a). Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes. Discussion of the Company’s accounting policies and further disclosure relating to financial instruments is included in Note A to the consolidated financial statements.

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. During fiscal 2003, the Company entered into a $20 million revolving loan agreement, which was due to expire on October 31, 2005. During fiscal 2005, the revolving credit commitment of the agreement was increased to $35 million and the termination date of the agreement was extended to October 31, 2007. During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009. During the first quarter of fiscal 2008, the term was extended an additional year to October 31, 2010. In accordance with the loan agreement, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2008 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $73,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure. Direct material cost as a percent of total cost of goods sold was 61.4% for fiscal 2008.

Stock market risk – The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards. These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period. A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $154,000. These awards were valued at the Company’s June 30, 2008 closing stock price of $20.93.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately forty eight percent of the Company’s revenues in the year ended June 30, 2008 were denominated in currencies other than the U.S. Dollar. Of that total, approximately sixty five percent was denominated in Euros with the balance comprised of Japanese Yen, Swiss Franc and the Australian and Singapore Dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations and Comprehensive Income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2008 and 2007 was the Euro. At June 30, 2008, the Company had net outstanding forward exchange contracts to purchase U.S. Dollars in the value of $752,000 with a weighted average maturity of 34 days. The fair value of the Company’s contracts was a gain of $8,000 at June 30, 2008. At June 30, 2007, the Company had net outstanding forward exchange contracts to purchase U.S. Dollars in the value of $765,000 with a weighted average maturity of 29 days. The fair value of the Company’s contracts was a minimal gain at June 30, 2007.

Item 8. Financial Statements and Supplementary Data

See consolidated financial statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (dollars in thousands, except per share amounts)

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$73,613	$81,894	$85,838	$90,349	$331,694
Gross profit	23,851	25,346	26,627	29,044	104,868
Net earnings	5,106	4,209	7,929	7,008	24,252
Basic earnings per share	0.44	0.37	0.71	0.63	2.15
Diluted earnings per share	0.44	0.37	0.70	0.62	2.13
Dividends per share	0.0550	0.0700	0.0700	0.0700	0.2650

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$65,774	$74,239	$86,405	$90,782	$317,200
Gross profit	20,313	24,389	28,185	30,022	102,909
Net earnings	3,672	5,670	7,509	5,001	21,852
Basic earnings per share	0.32	0.49	0.65	0.42	1.88
Diluted earnings per share	0.31	0.48	0.64	0.41	1.84
Dividends per share	0.0475	0.0475	0.0550	0.0550	0.2050

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of June 30, 2008, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2008, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b). Other Information

Not applicable. PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which is incorporated into this report by reference. The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Selection of Nominees for the Board” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation" and "Director Compensation” and “Compensation Committee Report,” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 2008, is incorporated into this report by reference. Discussion in the Proxy Statement under the captions “Compensation Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 17, 2008 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

The following table summarizes certain information regarding the Company’s equity-based compensation plans as of the end of the most recently completed fiscal year:

	# of Securities to be Issued	Weighted Average Price of	# of Securities Remaining
	Upon Exercise of	Outstanding Options,	Available for Future
Plan Category	Outstanding Options,	Warrants and Rights	Issuance Under Equity
	Warrants and Rights		Compensation Plans

Equity Compensation
Plans Approved by	206,200	$5.77	467,408
Shareholders

Equity Compensation
Plans Not Approved By	0	N/A	0
Shareholders

TOTAL	206,200	$5.77	467,408

Item 13. Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 17, 2008 under the heading “Fees to Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits, Financial Statement Schedules (a)(1) Consolidated Financial Statements

See “Index to Consolidated Financial Statements and Financial Statement Schedule”, the Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements, all of which are incorporated by reference.

(a)(2) Consolidated Financial Statement Schedule

See “Index to Consolidated Financial Statements and Financial Statement Schedule”, and the Consolidated Financial Statement Schedule, all of which are incorporated by reference.

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE
Page
Report of Independent Registered Public Accounting Firm .......................................	29
Consolidated Balance Sheets as of June 30, 2008 and 2007 ....................................................	30
Consolidated Statements of Operations and Comprehensive Income for the years
ended June 30, 2008, 2007 and 2006…………………………………………...........................	31
Consolidated Statements of Cash Flows for the years
ended June 30, 2008, 2007 and 2006…………………………………………............................	32
Consolidated Statements of Changes in Shareholders’ Equity
for the years ended June 30, 2008, 2007 and 2006……………………………………………	33
Notes to Consolidated Financial Statements ........................................................	34-55

INDEX TO FINANCIAL STATEMENT SCHEDULE
Schedule II - Valuation and Qualifying Accounts ..................................................	56

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9(a). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2008 and 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP Milwaukee, Wisconsin September 12, 2008

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and 2007
(In thousands, except per-share amounts)

	2008	2007

ASSETS
Current assets:
Cash	$14,447	$ 19,508
Trade accounts receivable, net	67,611	63,277
Inventories, net	97,691	76,253
Deferred income taxes	6,297	6,046
Other	9,649	8,156

Total current assets	195,695	173,240

Property, plant and equipment, net	67,855	56,810
Goodwill, net	18,479	17,171
Deferred income taxes	5,733	3,956
Intangible assets, net	9,589	9,352
Other assets	7,277	6,655

	$304,628	$267,184

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Short term borrowings and current maturities of long-term debt	$ 1,730	$ 1,768
Accounts payable	37,919	28,896
Accrued liabilities	49,939	49,254

Total current liabilities	89,588	79,918

Long-term debt	48,227	42,152
Accrued retirement benefits	34,325	26,392
Other long-term liabilities	2,163	2,640

	174,303	151,102

Minority interest	679	645

Shareholders' equity:
Preferred shares authorized: 200,000;
issued: none; no par value	-	-
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	14,693	13,304
Retained earnings	142,361	121,109
Accumulated other comprehensive income (loss)	2,446	(4,493)

	159,500	129,920
Less treasury stock, at cost	29,854	14,483
(1,929,354 and 1,384,272 shares, respectively)

Total shareholders' equity	129,646	115,437

	$304,628	$267,184

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME

For the years ended June 30, 2008, 2007 and 2006 (In thousands, except per share data)

	2008	2007	2006
Net sales	$331,694	$317,200	$243,287
Cost of goods sold	226,826	214,291	168,897

Gross profit	104,868	102,909	74,390

Marketing, engineering and administrative expenses	66,349	63,267	49,606
Restructuring of operations	(373)	2,652	-

Earnings from operations	38,892	36,990	24,784

Other income (expense):
Interest income	501	443	302
Interest expense	(3,038)	(3,154)	(1,718)
Other, net	(1,107)	50	(316)
	(3,644)	(2,661)	(1,732)
Earnings before income
taxes and minority interest	35,248	34,329	23,052

Income taxes	10,904	12,273	8,470

Earnings before minority interest	24,344	22,056	14,582

Minority interest	(92)	(204)	(129)

Net earnings	$ 24,252	$21,852	$ 14,453

Earnings per share data:
Basic earnings per share	$ 2.15	$ 1.88	$ 1.26
Diluted earnings per share	2.13	1.84	1.22

Weighted average shares outstanding data:
Basic shares outstanding	11,279	11,622	11,534
Dilutive stock awards	133	258	348

Diluted shares outstanding	11,412	11,880	11,882

Comprehensive Income:
Net earnings	$ 24,252	$ 21,852	$ 14,453
Foreign currency translation adjustment	14,400	4,714	1,733
Benefit plan adjustments, net	(7,461)	19,752	6,668

Comprehensive Income	$ 31,191	$ 46,318	$ 22,854

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2008, 2007 and 2006
(In thousands)
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$ 24,252	$21,852	$14,453
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	7,881	7,252	5,866
Write-off of impaired intangible asset	-	600	-
Loss on sale of plant assets	468	71	456
Minority interest	(72)	73	129
Restructuring of operations	(373)	2,652	-
Stock compensation expense	1,301	1,074	784
Provision (benefit) for deferred income taxes	2,243	(41)	2,758
Changes in operating assets and liabilities:
Trade accounts receivable, net	1,795	(5,325)	(4,151)
Inventories, net	(12,949)	(8,501)	(6,933)
Other assets	(1,127)	142	(1,883)
Accounts payable	5,491	216	2,209
Accrued liabilities	(4,870)	7,814	7,318
Accrued/prepaid retirement benefits	(4,332)	(10,393)	(2,729)

Net cash provided by operating activities	19,708	17,486	18,277

Cash flows from investing activities:
Proceeds from sale of plant assets	256	114	240
Acquisitions of plant assets	(14,999)	(15,681)	(8,385)
Acquisition of affiliate, net of cash acquired	-	-	(20,330)

Net cash used by investing activities	(14,743)	(15,567)	(28,475)

Cash flows from financing activities:
Bank overdraft	-	(3,194)	(562)
Increase (decrease) in notes payable, net	226	(701)	21,518
Proceeds from (payments of) long-term debt	5,055	5,525	(4,500)
Proceeds from exercise of stock options	246	273	1,027
Acquisition of treasury stock	(15,644)	(51)	(214)
Dividends paid	(3,000)	(2,395)	(2,117)
Other	691	396	(92)

Net cash (used) provided by financing activities	(12,426)	(147)	15,060

Effect of exchange rate changes on cash	2,400	1,309	(49)

Net change in cash and cash equivalents	(5,061)	3,081	4,813

Cash and cash equivalents:
Beginning of year	19,508	16,427	11,614

End of year	$14,447	$ 19,508	$16,427

Supplemental cash flow information:
Cash paid during the year for:
Interest	$ 3,626	$ 3,048	$ 1,391
Income taxes	7,875	9,361	7,565

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended June 30, 2008, 2007 and 2006 (In thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	Loss	Stock	Total

Balance at June 30, 2005	$ 11,072	$ 89,316	$(17,567)	$(15,922)	$66,899

Net earnings	-	14,453	-	-	14,453
Cash dividends	-	(2,117)	-	-	(2,117)
Translation adjustments	-	-	1,733	-	1,733
Minimum pension liability
adjustment, net of tax	-	-	6,668	-	6,668
Compensation expense	784	-	-	-	784
Shares (acquired) issued, net	(79)	-	-	892	813

Balance at June 30, 2006	11,777	101,652	(9,166)	(15,030)	89,233

Net earnings	-	21,852	-	-	21,852
Cash dividends	-	(2,395)	-	-	(2,395)
Translation adjustments	-	-	4,714	-	4,714
Minimum pension liability
adjustment, net of tax	-	-	19,752	-	19,752
Adoption of SFAS No. 158	-	-	(19,793)	-	(19,793)
Compensation expense and
windfall tax benefits	1,852	-	-	-	1,852
Shares (acquired) issued, net	(325)	-	-	547	222

Balance at June 30, 2007	13,304	121,109	(4,493)	(14,483)	115,437

Net earnings	-	24,252	-	-	24,252
Cash dividends	-	(3,000)	-	-	(3,000)
Translation adjustments	-	-	14,400	-	14,400
Benefit plan adjustments, net
of tax	-	-	(7,461)	-	(7,461)
Compensation expense and
windfall tax benefits	3,126	-	-	-	3,126
Shares (acquired) issued, net	(1,737)	-	-	(15,371)	(17,108)

Balance at June 30, 2008	$ 14,693	$ 142,361	$ 2,446	$ (29,854)	$129,646

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is included in shareholders’ equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction losses of $1,208,000, $113,000 and $38,000 in fiscal 2008, 2007 and 2006, respectively.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $1,219,000 and $922,000 at June 30, 2008 and 2007, respectively. The allowance for doubtful accounts is estimated based on various factors including, the aging of the accounts receivable, the evaluation of the likelihood of success in collecting the receivable and historical write-off experience.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and notes payable approximate fair value because of the immediate short-term maturity of these financial instruments. The fair value of the Company’s 6.05% Senior Notes due April 10, 2016 was approximately $23,358,000 and $25,409,000 at June 30, 2008 and 2007, respectively. See Note G, “Debt” for the related book value of this debt instrument.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other income (expense), net as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2008 and 2007 was the Euro. At June 30, 2008, the Company had net outstanding forward exchange contracts to purchase U.S. Dollars in the value of $752,000 with a weighted average maturity of 34 days. The fair value of the Company’s contracts was a gain of $8,000 at June 30, 2008. At June 30, 2007, the Company had net outstanding forward exchange contracts to purchase U.S. Dollars in the value of $765,008 with a weighted average maturity of 29 days. The fair value of the Company’s contracts was a minimal gain at June 30, 2007.

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

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets.” For property, plant and equipment and other long-lived assets, excluding indefinite lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

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

Goodwill and Other Intangibles--Goodwill is tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired in accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment of goodwill is measured according to a two step approach. In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill. The fair value is primarily determined using discounted cash flow analyses, however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. The Company’s other intangible assets with indefinite lives, including trademarks and tradenames, are not amortized, but are reviewed annually for possible impairment. The Company’s other intangible assets with defined lives are subject to amortization and are also reviewed annually for possible impairment.

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

Stock-Based Compensation--At June 30, 2008, the Company has two stock-based compensation plans, which are described more fully in Note K, “Stock-Based Compensation.” The Company accounts for these plans under the recognition and measurement provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation.”

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

Recently Issued Accounting Standards

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP is not expected to have a material impact on the Company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is not expected to have a material impact on the Company’s financial statements, as the FASB does not expect that this Statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This statement enhances the disclosures regarding derivatives and hedging activities by requiring:

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

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations.” This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions. The statement also includes a substantial number of new disclosure requirements. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. Adoption of SFAS No. 160 is not expected to have a material impact on the financial statements of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 and is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007 and are not expected to have a material impact on the financial statements of the Company.

In September 2006 and March 2007, respectively, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.” These EITF’s address the possible recognition of a liability and related compensation costs for split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007, including interim periods within those years. The Company is currently evaluating the impact these EITF’s may have on the

Company’s financial statements.

During June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 as of July 1, 2007, with no material impact to the Company’s financial statements.

B. INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

	2008	2007
Finished parts	$58,316	$49,594
Work-in-process	20,755	13,011
Raw materials	18,620	13,648

	$97,691	$76,253

Inventories stated on a LIFO basis represent approximately 20% and 26% of total inventories at June 30, 2008 and 2007, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $23,467,000 and $21,837,000 at June 30, 2008 and 2007, respectively.

C. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

	2008	2007
Land	$ 4,136	$ 3,755
Buildings	38,554	34,000
Machinery and equipment	134,552	118,517

	177,242	156,272

Less accumulated depreciation	109,387	99,462

	$ 67,855	$ 56,810

Depreciation expense for the years ended June 30, 2008, 2007 and 2006 was $6,921,000, $6,331,000 and $5,529,000, respectively.

D. GOODWILL AND OTHER INTANGIBLES

The Company performed impairment tests of its goodwill at June 30, 2008 and 2007 and determined that no impairment of goodwill existed.

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2008 and 2007 were as follows (in thousands):

Balance at June 30, 2006	$15,304
Translation adjustment	387
Acquisition accounting adjustment	1,480

Balance at June 30, 2007	17,171
Translation adjustment	1,308

Balance at June 30, 2008	$18,479

At June 30, the following acquired intangible assets have defined useful lives and are subject to amortization (in thousands):

	2008	2007
Intangible assets with finite lives:
Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	2,050	2,050
Other	5,991	6,078

	11,056	11,143
Accumulated amortization	(5,176)	(4,303)
Translation adjustment	1,235	368

Total	$ 7,115	$ 7,208

The weighted average remaining useful life of the intangible assets included in the table above is approximately 10 years.

Intangible amortization expense for the years ended June 30, 2008, 2007 and 2006 was $960,000, $921,000 and $337,000, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2009	$986
2010	746
2011	746
2012	746
2013	698
Thereafter	3,193

$7,115

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2008 and 2007 are $2,474,000 and $2,144,000, respectively. These assets are comprised of acquired tradenames.

E. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

	2008	2007
Salaries and wages	$12,377	$12,008
Retirement benefits	7,287	7,229
Warranty	8,125	7,266
Customer advances	6,134	2,055
Accrued income tax	1,911	7,016
Other	14,105	13,680

	$ 49,939	$ 49,254

F. WARRANTY

The following is a listing of the activity in the warranty reserve during the years ended June 30 (in thousands):

	2008	2007

Reserve balance, July 1	$7,266	$6,948
Current period expense	4,759	4,307
Payments or credits to customers	(4,502)	(4,427)
Purchase accounting adjustment (BCS)	-	210
Translation	602	228

Reserve balance, June 30	$8,125	$7,266

G. DEBT

Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements. These lines of credit may be withdrawn at the option of the banks. The following is aggregate borrowing information at June 30 (in thousands):

	2008	2007
Available credit lines	$ 11,810	$9,118
Unused credit lines	10,800	9,118
Outstanding credit lines	1,010	-
Notes payable-other	-	-
Total notes payable	$ 1,010	$ -
Weighted-average interest
rates on credit lines	5.8%	6.2%
Long-term Debt:
Long-term debt consisted of the following at June 30 (in thousands):
	2008	2007
Revolving loan agreement	$19,700	$ 14,525
10-year unsecured senior notes	25,000	25,000
Secured long-term debt	1,343	1,140
Capital lease obligations	212	281

Other long-term debt	2,692	2,974
Subtotal	48,947	43,920
Less: current maturities	(720)	(1,768)
Total long-term debt	$ 48,227	$42,152

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005. In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007. During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009. An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases). This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants include a minimum consolidated net worth, minimum EBITDA of $11,000,000 at June 30, 2008, and a maximum total funded debt to EBITDA ratio of 2.5 at June 30, 2008. As of June 30, 2008, the Company was in compliance with these covenants. The outstanding balance of $19,700,000 and $14,525,000 at June 30, 2008 and 2007, respectively, is classified as long-term debt. Borrowings under this agreement bear interest on a schedule determined by the Company’s leverage ratio and the LIBOR interest rate (LIBOR plus 1.25% at June 30, 2008 and 2007). The rate was 3.708% and 6.570% at June 30, 2008 and 2007, respectively.

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

The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above. The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business. The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000. Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party. As of June 30, 2008, the Company was in compliance with these covenants.

As a condition to the issuance of the Notes, the Company entered into an amendment to to its revolving loan agreement with M&I in which M&I consented to the Company entering into the Note Agreement.

The secured long term debt of $1,343,000 at June 30, 2008 represents a Rolla mortgage loan maturing in May 2013, carrying an interest rate of 4.00% .

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
2009	$ 720
2010	4,410
2011	24,049
2012	3,852
2013	5,075
Therafter	10,841
$48,947

H. LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
2009	$ 3,250
2010	3,199
2011	2,613
2012	2,209
2013	1,428
Thereafter	293
$12,992

Total rent expense for operating leases approximated $4,259,000, $3,513,000 and $3,002,000 in fiscal 2008, 2007 and 2006, respectively.

I. SHAREHOLDERS' EQUITY

At June 30, 2008 and 2007, treasury stock consisted of 1,929,354 and 1,384,272 shares of common stock, respectively. The Company issued 113,898 shares of treasury stock in fiscal 2008, to fulfill its obligations under the stock option plans and restricted stock grants. The difference between the cost of treasury shares and the option price is recorded in common shares.

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

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values. This resolution superseded the resolution previously adopted by the Board in January 2002. On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values. On February 1, 2008, the Board of Directors authorized the purchase of an additional 500,000 shares of Common Stock at market values. In fiscal 2008, the Company repurchased 660,000 shares of its outstanding common stock at an average price of $23.70 per share at a total cost of $15,643,000. The Company purchased no shares of its outstanding common stock in fiscal 2007.

Cash dividends per share were $0.265, $0.205 and $0.1825 in fiscal 2008, 2007 and 2006, respectively (on a post-split basis).

In 1998, the Company's Board of Directors established a Shareholder Rights Plan and distributed to shareholders one preferred stock purchase right for each outstanding share of common stock. Under certain circumstances, a right could be exercised to purchase one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $160, subject to certain anti-dilution adjustments. The rights would become exercisable ten (10) days after a public announcement that a party or group has either acquired at least 15% (or at least 25% in the case of existing holders who currently own 15% or more of the common stock), or commenced a tender offer for at least 25% of the Company's common stock. Generally, after the rights would become exercisable, if the Company were a party to certain merger or business combination transactions, or were to transfer 50% or more of its assets or earnings power, or certain other events were to occur, each right would entitle its holders, other than the acquiring person, to buy a number of shares of common stock of the Company, or of the other party to the transaction, having a value of twice the exercise price of the right. The rights expired June 30, 2008.

Effective June 30, 2008, the Company’s Board of Directors established a new Shareholder Rights Plan and distributed to shareholders one preferred stock purchase right (a “Right’) for each outstanding share of common stock. Under certain circumstances, a Right can be exercised to purchase one four-hundredth of a share of Series A

Junior Preferred Stock at an exercise price of $125, subject to certain anti-dilution adjustments. The Rights will become exercisable on the earlier of: (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire from shareholders, beneficial ownership of 15% or more of the outstanding Company’s common stock (or 30% or more in the case of any person or group which currently owns 15% or more of the shares or who shall become the beneficial owner of 15% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an affiliate or an associate of such existing holder or by succeeding such a person as trustee of a trust existing on the Record Date ("Existing Holder")) or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding Common Stock (or 30% or more for an Existing Holder), as such periods may be extended pursuant to the Rights Agreement. In the event that any person or group becomes an Acquiring Person, each holder of a Right shall thereafter have the right to receive, upon exercise, in lieu of Preferred Stock, common stock of the Company having a value equal to two times the exercise price of the Right. However, Rights are not exercisable as described in this paragraph until such time as the Rights are no longer redeemable by the Company as set forth below.

Notwithstanding any of the foregoing, if any person becomes an Acquiring Person all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by an Acquiring Person will become null and void.

The Rights will expire at the close of business on June 30, 2018, unless earlier redeemed or exchanged by the Company. At any time before a person becomes an Acquiring Person, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof. Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $.01 redemption price.

The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 150,000 shares of the preferred stock for the purpose of the Shareholder Rights Plan.

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

Information about the Company's segments is summarized as follows (in thousands):

	Manufacturing	Distribution	Total
2008

Net sales	$298,978	$115,645	$414,623
Intra-segment sales	29,701	9,651	39,352
Inter-segment sales	35,521	8,056	43,577
Interest income	1,547	235	1,782
Interest expense	6,807	90	6,897
Income taxes	13,293	3,318	16,611
Depreciation and amortization	7,431	444	7,875
Segment earnings	39,591	6,435	46,026
Segment assets	369,842	67,223	437,065
Expenditures for segment assets	13,878	1,121	14,999

2007

Net sales	$288,428	$98,619	$387,047
Intra-segment sales	15,564	6,682	22,246
Inter-segment sales	42,649	4,952	47,601
Interest income	643	205	848
Interest expense	5,082	89	5,171
Income taxes	15,067	3,220	18,287
Depreciation and amortization	6,831	414	7,245
Segment earnings	31,630	5,776	37,406
Segment assets	318,983	58,501	377,484
Expenditures for segment assets	15,331	350	15,681

2006

Net sales	$226,540	$77,729	$304,269
Intra-segment sales	10,167	3,632	13,799
Inter-segment sales	42,462	4,721	47,183
Interest income	304	90	394
Interest expense	3,037	89	3,126
Income taxes	10,039	2,416	12,455
Depreciation and amortization	5,509	356	5,865
Segment earnings	18,540	4,359	22,899
Segment assets	239,138	53,896	293,034
Expenditures for segment assets	8,098	287	8,385

The following is a reconciliation of reportable segment net sales, earnings and assets to the Company’s consolidated totals (in thousands):

	2008	2007	2006
Net sales:
Total net sales from reportable segments	$414,623	$387,047	$304,269
Elimination of inter-company sales	(82,929)	(69,847)	(60,982)

Total consolidated net sales	$331,694	$317,200	$243,287

Net Earnings:
Total earnings from
reportable segments	$ 46,026	$37,406	$ 22,899
Other corporate expenses	(21,774)	(15,554)	(8,446)

Total consolidated net earnings	$ 24,252	$21,852	$ 14,453

Assets
Total assets for reportable segments	$437,065	$377,484
Elimination of inter-company assets	(114,664)	(103,548)
Corporate assets	(17,773)	(6,752)

Total consolidated assets	$304,628	$267,184

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2008
Interest income	$1,782	$(1,281)	$ 501
Interest expense	6,897	(3,859)	3,038
Income taxes	16,611	(5,707)	10,904

Depreciation and amortization	7,875	6	7,881
Expenditures for segment assets	14,999	--	14,999

2007
Interest income	$ 848	$ (405)	$ 443
Interest expense	5,171	(2,017)	3,154
Income taxes	18,287	(6,014)	12,273
Depreciation and amortization	7,245	7	7,252
Expenditures for segment assets	15,681	--	15,681

2006
Interest income	$ 394	$ (92)	$302
Interest expense	3,126	(1,408)	1,718
Income taxes	12,455	(3,985)	8,470
Depreciation and amortization	5,865	1	5,866
Expenditures for segment assets	8,385	--	8,385

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):

	2008	2007	2006
Net sales
United States	$148,421	$168,106	$148,502
Italy	75,557	65,449	15,991
Other countries	107,716	83,645	78,794

Total	$331,694	$317,200	$243,287

Long-lived assets
United States	$ 52,873	$ 56,998
Belgium	77,331	63,753
Italy	56,890	47,252
Other countries	11,461	10,142
Elimination of inter-company assets	(89,622)	(84,201)

Total	$108,933	$ 93,944

There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2008. One customer, Sewart Supply, Inc. (a distributor of Twin Disc), accounted for approximately 10% of consolidated net sales in fiscal 2007. There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2006.

K. STOCK-BASED COMPENSATION

During fiscal 2005, the Company adopted the Twin Disc, Incorporated 2004 Stock Incentive Plan for Non-Employee Directors (the “Directors’ Plan”), a plan to grant non-employee directors options to purchase up to 144,000 shares of common stock, and the Twin Disc, Incorporated 2004 Stock Incentive Plan (the “Stock Incentive Plan”), a plan under which officers and key employees may be granted options to purchase up to 656,000 shares of common stock as well as other equity-based awards. The Directors’ Plan grants non-employee directors who are elected or reelected to the board, or who continue to serve on the board, options to purchase 1,200 shares of common stock as of each annual meeting of shareholders. Such options carry an exercise price equal to the fair market value of the Company’s common stock as of the date of grant, vest immediately, and expire ten years after the date of grant. Options granted under the Stock Incentive Plan are determined to be non-qualified or incentive stock options as of the date of grant, and may carry a vesting schedule. For options under the Stock Incentive Plan that are intended to qualify as incentive stock options, if the optionee owns more than 10% of the total combined voting power of the Company’s stock, the price will not be less than 110% of the grant date fair market value and the options expire five years after the date of grant.

The Company has 26,400 non-qualified stock options outstanding as of June 30, 2008 under the Directors’ Plan.

The Company has 31,400 incentive stock options and 141,600 non-qualified stock options outstanding at June 30, 2008 under the Twin Disc, Incorporated 1998 Incentive Compensation plan and the 1998 Stock Option Plan for Non-employee Directors. The 1998 plans were terminated during 2004, except that options then outstanding will remain so until exercised or until they expire.

The Company has 4,400 incentive stock options and 2,400 non-qualified stock options outstanding at June 30, 2008 under the Twin Disc, Incorporated 1988 Incentive Stock Option plan and the 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors. The 1988 plans were terminated during 1999, except that options then outstanding will remain so until exercised or until they expire.

Shares available for future options as of June 30 were as follows:
			2008	2007
2004 Stock Incentive Plan			381,008	418,318
2004 Stock Incentive Plan for Non-employee Directors			86,400	100,800

Stock option transactions under the plans during 2008 were as follows:
	Weighted		Weighted Average	Aggregate
	Average		Remaining Contractual	Intrinsic
	2008	Price	Life (years)	Value
Non-qualified stock options:
Options outstanding
at beginning of year	199,600	$ 5.15
Granted	7,200	27.55
Canceled/expired	--	--
Exercised	(36,400)	5.49
Options outstanding at June 30	170,400	$ 6.02	4.51	$2,540,599
Options exercisable at June 30	170,400	$ 6.02	4.51	$2,540,599
Options price range
($3.25 - $4.98)
Number of shares	131,200
Weighted average price	$ 3.99
Weighted average remaining life	3.93 years
Options price range
($5.73 - $7.19)
Number of shares	18,800
Weighted average price	$ 6.05
Weighted average remaining life	3.68 years
Options price range

($10.11 - $27.55)
Number of shares	20,400
Weighted average price	$ 19.05
Weighted average remaining life	9.06 years

	Weighted		Weighted Average	Aggregate
	Average		Remaining Contractual	Intrinsic
	2008	Price	Life (years)	Value

Incentive stock options:
Options outstanding
at beginning of year	48,800	$ 4.77
Granted	-	-
Canceled/expired	(3,200)	7.19
Exercised	(9,800)	4.74
Options outstanding at June 30	35,800	$ 4.57	2.91	$585,806
Options exercisable at June 30	35,800	$ 4.57	2.91	$585,806
Options price range
($3.76 - $4.98)
Number of shares	31,400
Weighted average price	$ 4.30
Weighted average remaining life	3.17 years

Options price range
($6.50 - $7.19)
Number of shares	4,400
Weighted average price	$ 6.50
Weighted average remaining life	1.00 years

In July 2005, the Company adopted SFAS No. 123(R), “Share Based Payment” (FAS 123R), using the modified prospective approach. In addition, the Company computed its windfall tax pool using the shortcut method. This statement requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. All options were 100% vested at the adoption of this statement.

During fiscal 2008, 2007 and 2006, 7,200, 7,200 and 7,200 stock options were granted, respectively. As a result, compensation cost of $74,000, $40,000 and $19,000 has been recognized in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2008, 2007 and 2006, respectively.

The total intrinsic value of options exercised during the year ended June 30, 2008 was approximately $811,000.

Incentive options granted to greater than 10% shareholders are calculated using a 3 year term and an exercise price equal to 110% of the fair market value on the date of grant. There were no incentive options granted to a greater than 10% shareholder during the years presented.

In fiscal 2008, 2007 and 2006, the Company granted a target number of 52,758, 60,868 and 95,020 performance stock unit award grants, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010. The performance stock unit awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 63,310. Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2008 at the targeted payout level. The performance stock unit awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2009. The performance stock unit awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 73,042. Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2007 at the maximum payout level. The performance stock unit awards granted in fiscal 2006 will vest if the Company achieves a specified consolidated gross revenue objective in the fiscal year ending June 30, 2008. If such objectives are met, the employees will receive a cash payment equal to the number of units multiplied by the fair-value of the Company’s common stock as of June 30, 2008. There were 125,800, 149,420 and 95,020 unvested stock unit awards outstanding at June 30, 2008, 2007 and 2006, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2008 was $22.79. The performance stock unit awards are remeasured at fair-value at the end of each reporting period. The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year ended June 30, 2008, 2007 and 2006 related to the performance stock unit award grants, approximated $579,000, $2,328,000 and $312,000, respectively. At June 30, 2008, there was $1,268,000 of unrecognized compensation cost related to the unvested shares, based upon the June 30, 2008 closing stock price of $20.93. This cost is expected to be recognized over a weighted average period of 1.60 years.

In fiscal 2008, 2007 and 2006, the Company granted a target number of 37,310, 60,882 and 133,400 performance stock awards, respectively, to various employees of the Company, including executive officers. The performance stock awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010. The performance stock awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 44,772. Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2008 at the targeted payout level. The performance stock awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009. The performance stock awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 73,058. Based upon actual results to date, the Company is accruing the performance stock awards granted in fiscal 2007 at the maximum payout level. The 2006 stock awards will vest if the Company achieves a specified consolidated gross revenue objective in the fiscal years ending June 30, 2008. There were 110,368, 181,248 and 257,300 unvested stock awards outstanding at June 30, 2008, 2007 and 2006, respectively. The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year ended June 30, 2008, 2007 and 2006, related to performance stock awards, approximated $1,005,000, $897,000 and $689,000, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2008 was $21.47. At June 30, 2008, there was $1,207,000 of unrecognized compensation cost related to the unvested shares. This cost is expected to be recognized over a weighted average period of 1.67 years.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled. The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years. During fiscal 2008, 2007 and 2006, the Company granted 7,200, 7,200 and 7,200 service based restricted shares, respectively, to employees and non-employee directors in each year. There were 20,000, 63,200 and 68,000 unvested shares outstanding at June 30, 2008, 2007 and 2006, respectively. Compensation expense of $154,000, $156,000 and $140,000 was recognized during the year ended June 30, 2008, 2007 and 2006, respectively, related to these service-based awards.

L. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other charges for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,788,000, $3,329,000 and $2,024,000 in fiscal 2008, 2007 and 2006, respectively. Total engineering and development costs were $9,025,000, $9,327,000 and $8,070,000 in fiscal 2008, 2007 and 2006, respectively.

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

In addition to providing pension benefits, the Company provides healthcare and life insurance benefits for certain domestic retirees. All employees retiring after December 31, 1992, and electing to continue coverage through the Company's group plan, are required to pay 100% of the premium cost.

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

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations as of June 30 (dollars in thousands):

			Other
	Pension		Postretirement
	Benefits		Benefits
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation, beginning of year	$119,544	$121,876	$ 24,460	$ 23,847
Service cost	1,244	1,278	38	75
Interest cost	6,943	7,029	1,367	1,335
Amendments	-	(2)	-	-
Actuarial loss (gain)	4,105	(885)	-	2,634
Benefits paid	(9,302)	(9,752)	(2,626)	(3,431)

Benefit obligation, end of year	$122,534	$119,544	$ 23,239	$ 24,460

Change in plan assets:
Fair value of assets, beginning of year	$117,732	$104,623	$ -	$ -
Actual return on plan assets	776	14,040	-	-

Employer contribution	2,685	8,821	2,626	3,431
Benefits paid	(9,302)	(9,752)	(2,626)	(3,431)

Fair value of assets, end of year	$111,891	$117,732	$ -	$ -

Funded status	$(10,643)	$ (1,812)	$(23,239)	$(24,460)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$-	$ 2,354	$ -	$-
Pension obligation	(10,643)	(4,166)	-	-
Postretirement health & other obligations	-	-	(23,239)	(24,460)

Net amount recognized	$(10,643)	$ (1,812)	$(23,239)	$(24,460)

Amounts recognized in accumulated other comprehensive income consist of (net of tax):
Net transition obligation	$(96)	$ 123	$-	$ -
Prior service cost	(1,610)	(2,055)	(1,682)	(2,069)
Actuarial net loss	22,997	16,394	6,771	7,400

Net amount recognized	$ 21,291	$ 14,462	$ 5,089	$5,331

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified domestic defined benefit plans are as follows (dollars in thousands):

		Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial loss	$3,161	$1,211
Prior service cost	(718)	(678)

Net amount to be recognized	$2,443	$ 533

The accumulated benefit obligation for all defined benefit pension plans was $122,534,000 and $119,544,000 at June 30, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

		June 30
		2008	2007

Projected and accumulated benefit obligation		$122,534	$ 7,612
Fair value of plan assets		111,891	3,447

Components of Net Periodic Benefit Cost

	Pension Benefits
	2008	2007	2006

Service cost	$ 1,244	$ 1,278	$ 1,171
Interest cost	6,943	7,029	6,974
Expected return on plan assets	(9,628)	(8,730)	(7,820)
Amortization of prior service cost	(729)	(766)	96
Amortization of transition obligation	77	66	63
Amortization of net loss	1,720	2,752	3,138

Net periodic benefit cost	$ (373)	$ 1,629	$ 3,622

	Other Postretirement Benefits
		2008	2007	2006

Service cost		$ 38	$ 75	$ 73
Interest cost		1,367	1,335	1,406
Amortization of prior service cost		(678)	(678)	(678)
Amortization of net actuarial loss		1,210	889	1,022

Net periodic benefit cost		$ 1,937	$ 1,621	$ 1,823

Additional Information
				Other
		Pension Benefits		Postretirement Benefits
Assumptions (as of March 31)
Weighted average assumptions used
to determine benefit obligations
at June 30
		2008	2007	2008	2007

Discount rate		6.00%	6.00%	6.00%	6.00%
Expected return on plan assets		8.50%	8.50%

Weighted average assumptions used
to determine net periodic benefit
cost for years ended June 30
	2008	2007	2006	2008	2007	2006

Discount rate	6.00%	6.00%	5.75%	6.00%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The assumed weighted-average healthcare cost trend rate was 8% in 2008, grading down to 6% in 2011. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $366,000 and the service and interest cost by approximately $23,000. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $341,000 and the service and interest cost by approximately $22,000.

Plan Assets

The Company’s pension plan weighted-average asset allocations at June 30, 2008 and 2007, by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2008	2007

Equity securities	70%	68%	73%
Debt securities	20%	21%	18%
Real estate	10%	11%	9%

	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The pension plans held 249,608 and 249,608 shares of Company stock with a fair market value of $5,224,295 (5.0 percent of total plan assets) and $8,974,656 (7.4 percent of total plan assets) at June 30, 2008 and 2007, respectively.

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

Cash Flows Contributions

The Company expects to contribute $302,000 to its pension plans in fiscal 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Other Postretirement Benefits
	Pension	Gross	Part D	Net Benefit
	Benefits	Benefits	Reimbursement	Payments

2009	$10,377	$3,328	$76	$3,252
2010	10,285	2,899	78	2,821
2011	10,234	2,808	78	2,730
2012	9,539	2,669	78	2,591
2013	13,514	2,466	76	2,390
Years 2014-2018	45,631	9,487	345	9,142

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $2,482,000, $1,896,000 and $1,745,000 in fiscal 2008, 2007 and 2006, respectively.

N. INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows (in thousands):

	2008	2007	2006
United States	$18,099	$23,144	$13,996
Foreign	17,149	11,185	9,056
	$35,248	$34,329	$23,052

The provision (credit) for income taxes is comprised of the following (in thousands):

	2008	2007	2006
Currently payable:
Federal	$ 3,660	$ 3,747	$ 1,640
State	(333)	1,080	278

Foreign	5,334	7,487	3,794

	8,661	12,314	5,712
Deferred:
Federal	2,233	1,808	2,001
State	106	100	532
Foreign	(96)	(1,949)	225

	2,243	(41)	2,758

	$10,904	$12,273	$ 8,470

The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).

	2008	2007
Deferred tax assets:
Retirement plans and employee benefits	$16,010	$13,266
Alternative minimum tax credit carryforwards	-	438
Inventory	2,482	3,029
Reserves	1,972	1,712
Research & development capitalization	782	1,053
Foreign NOL carryforwards	919	1,121
Accruals	1,148	765

	23,313	21,384
Deferred tax liabilities:
Property, plant and equipment	5,389	5,316
Intangibles	5,494	5,653
Other liabilities	400	413

	11,283	11,382

Total net deferred tax assets	$ 12,030	$ 10,002

Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize deferred tax assets.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2008	2007	2006

U.S. federal income tax at 35%	$12,304	$ 11,944	8,023
Increases (reductions) in tax resulting from:
Foreign tax items	(200)	672	398
Italian tax rate change	(1,040)	-	-
State taxes	(147)	767	563
Valuation allowance	-	-	(270)
Change in prior year estimate	(164)	102	(365)
Research & development tax credits	(150)	(1,235)	-
Section 199 deduction	(175)	(73)	-
ETI exclusion	-	(149)	-
Other, net	476	245	121
	$10,904	$12,273	$ 8,470

The Company has not provided additional U.S. income taxes on cumulative earnings of its Swiss subsidiary that are considered to be reinvested indefinitely. These earnings relate to ongoing operations and were approximately $3.5 million at June 30, 2008. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

The Italian Finance Bill of 2008 was enacted on December 24, 2007, and resulted in a decrease of the combined State Tax and Regional Tax rates. The new tax rates are effective for the first fiscal year that begins after December 31, 2007. Deferred taxes were adjusted to reflect the impact of the tax rate changes, resulting in an approximately $1 million dollar reduction to the Company’s tax provision.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2003 through 2007 for our major operations in the U.S., Italy, Belgium and Japan. The U.S. Internal Revenue Service is currently auditing our consolidated income tax return for fiscal 2006. Other audits currently underway include those in Singapore and Italy. It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2009.

The Company has approximately $0.8 million of unrecognized tax benefits as of June 30, 2008, which, if recognized would impact the effective tax rate. The company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits (in thousands):

Unrecognized tax benefits upon adoption on June 30, 2007	$325
Additions based on tax positions related to the prior year	434
Reductions based upon tax positions related to the prior year	(66)

Unrecognized tax benefits on June 30, 2008	$693

The amounts reflected in this reconciliation do not include interest and penalties totaling $105,000.

O. CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

P. RESTRUCTURING OF OPERATIONS

During the fourth quarter of 2007, the Company recorded a pre-tax restructuring charge of $2,652,000 related to a workforce reduction at its Belgian operation that will allow for improved profitability through targeted outsourcing savings and additional focus on core manufacturing processes. The charge consists of prepension costs for 32 employees: 29 manufacturing employees and 3 salaried employees. This charge was adjusted in the fourth quarter of 2008, resulting in a pre-tax benefit of $373,000, due to final negotiations primarily related to notice period pay. During fiscal 2008 and 2007, the Company made cash payments of $103,000 and $0, respectively. Accrued restructuring costs were $2,603,000 and $2,652,000 at June 30, 2008 and 2007, respectively.

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of 2005 as the Company restructured its Belgian operation to improve future profitability. The charge consists of prepension costs for 37 employees: 33 manufacturing employees and 4 salaried employees. During fiscal 2008 and 2007, the Company made cash payments of $262,000 and $177,000, respectively. Accrued restructuring costs were $1,465,000 and $1,640,000 at June 30, 2008 and 2007, respectively.

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

The BCS Group has a fiscal year ended May 31. No results of operations for the BCS Group are included in the consolidated results for the year ended June 30, 2006 as the acquisition was effective with their fiscal year end of May 31, consistent with the Company’s consolidation principles (see Note A). A full year of BCS Group activity is included in the consolidated results for the years ended June 30, 2007 and 2008.

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

TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2008, 2007 and 2006
(In thousands)

-----------Additions----------
	Balance at	Charged to			Balance at
	Beginning	Costs and	Net		end of
Description	of Period	Expenses	Acquired	Deductions(1)	of Period

2008:
Allowance for losses on
accounts receivable	$ 922	$ 391	$ -	$ 94	$1,219
Reserve for inventory
obsolescence	$4,560	$1,147	$ -	$1,396	$4,311
2007:
Allowance for losses on
accounts receivable	$1,023	$ 123	$ -	$ 224	$ 922
Reserve for inventory
obsolescence	$5,953	$2,342	$ -	$3,735	$4,560
2006:
Allowance for losses on
accounts receivable	$927	$ 126	$140	$ 170	$1,023
Reserve for inventory
obsolescence	$4,510	$1,753	$960	$1,270	$5,953

(1) Accounts receivable written-off and inventory disposed of during the year and other adjustments (primarily foreign currency translation adjustments).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 12, 2008	TWIN DISC, INCORPORATED

By /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 12, 2008	By /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, Chief Executive Officer and Director

September 12, 2008	By /s/ JOHN H. BATTEN
John H. Batten
President, Chief Operating Officer and Director

September 12, 2008	By /s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President-Finance, Chief Financial Officer and Treasurer

September 12, 2008	By /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller (Chief Accounting Officer)

September 12, 2008	John A. Mellowes, Director
Malcolm F. Moore, Director
David B. Rayburn, Director
Harold M. Stratton II, Director
David L. Swift, Director
David R. Zimmer, Director

By /s/ THOMAS E. VALENTYN
Thomas E. Valentyn, Attorney in Fact

EXHIBIT INDEX

TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2008

Included
Exhibit	Description	Herewith

3a)	Articles of Incorporation, as restated December 10, 2007 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated December
6, 2007). File No. 001-07635.
b)	Corporate Bylaws, as amended through September 6, 2006 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated September 11, 2006). File No. 001-07635.
4	Description of Shareholder Rights Plan and Form of Rights Agreement dated as of December 20, 2007 by and between the Company and Mellon Investor Services, LLC, as Rights Agent, with Form of Rights Certificate (Incorporated by reference to Item 3.03 and Exhibit 4 of the Company's Form 8-K dated December 20, 2007). File No. 001-07635.

Material Contracts

10a)	The 1988 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10(a) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.
b)	The 1988 Non-Qualified Stock Option Plan for Officers, Key Employees and Directors (Incorporated by reference to Exhibit 10(b) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.
c)	Amendment to 1988 Incentive Stock Option Plan of Twin Disc, Incorporated (Incorporated by reference to Exhibit 10(c) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001- 07635.
d)	Amendment to 1988 Non-Qualified Incentive Stock Option Plan for Officers, Key Employees and Directors of Twin Disc, Incorporated (Incorporated by reference to Exhibit 10(d) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.
e)	Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10(g) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.
f)	The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.
g)	The 1998 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.

h)	The 2004 Stock Incentive Plan as amended (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 20, 2006). File No. 001-07635.

i)	The 2004 Stock Incentive Plan for Non-Employee Directors as amended (Incorporated by reference to Exhibit 99 of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.

j)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.

k)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 31, 2006). File No. 001-07635.

l)	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 31, 2006). File No. 001-07635.

m)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.

n)	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.

o)	Form of Performance Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.

p)	Form of Performance Stock Unit Award Grant Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.

q)	Form of Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.

r)	Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated July 30, 2008). File No. 001- 07635.

s)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.3, 10.4 and 10.5 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.

t)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.

u)	6.05% Senior Notes (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated April 12, 2006). File No. 001-07635.

v)	Amendment 1 to 6.05% Senior Notes.
w)	Amendment 2 to 6.05% Senior Notes.

21	Subsidiaries of the Registrant	X

23	Consent of Independent Registered Public Accounting Firm	X

24	Power of Attorney	X

31a	Certification	X

31b	Certification	X

32a	Certification pursuant to 18 U.S.C. Section 1350	X

32b	Certification pursuant to 18 U.S.C. Section 1350	X