Form 10-Q
period 2008-09-26
TWIN DISC INC
filed 2008-11-05
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 26, 2008

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
Yes √                                 No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer   ____                                    Accelerated Filer √                                            Non-accelerated filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ___                   No  √

At November 4, 2008, the registrant had 11,023,936 shares of its common stock outstanding.

Part I.                                FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	September 26,	June 30,
	2008	2008
Assets
Current assets:
Cash	$14,888	$14,447
Trade accounts receivable, net	60,381	67,611
Inventories, net	99,024	97,691
Deferred income taxes	6,235	6,297
Other	9,537	9,649

Total current assets	190,065	195,695

Property, plant and equipment, net	65,698	67,855
Goodwill, net	17,754	18,479
Deferred income taxes	4,626	5,733
Intangible assets, net	8,842	9,589
Other assets	7,510	7,277

	$294,495	$304,628

Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$796	$1,730
Accounts payable	33,451	37,919
Accrued liabilities	45,975	49,939

Total current liabilities	80,222	89,588

Long-term debt	54,351	48,227
Accrued retirement benefits	33,735	34,325
Other long-term	1,188	2,163

	169,496	174,303

Minority interest	486	679

Shareholders' equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	13,655	14,693
Retained earnings	144,037	142,361
Accumulated other comprehensive (loss) income	(4,532)	2,446
	153,160	159,500
Less treasury stock, at cost
(1,832,732 and 1,823,574 shares, respectively)	28,647	29,854

Total shareholders' equity	124,513	129,646
	$294,495	$304,628

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended
	September 26,	September 28,
	2008	2007

Net sales	$72,671	$73,613
Cost of goods sold	52,599	49,762
Gross Profit	20,072	23,851

Marketing, engineering and administrative expenses	16,318	14,694
Earnings from operations	3,754	9,157

Interest expense	597	744
Other income, net	(820)	(5)
	(223)	739

Earnings before income taxes and minority interest	3,977	8,418
Income taxes	1,353	3,237

Earnings before minority interest	2,624	5,181
Minority interest	(159)	(75)

Net earnings	$2,465	$5,106

Dividends per share	$0.0700	$0.0550

Earnings per share data:
Basic earnings per share	$0.22	$0.44
Diluted earnings per share	$0.22	$0.44

Weighted average shares outstanding data:
Basic shares outstanding	11,250	11,496
Dilutive stock awards	128	136

Diluted shares outstanding	11,378	11,632

Comprehensive income:
Net earnings	$2,465	$5,106
Adjustment for amortization of net actuarial loss and prior service cost	470	-
Foreign currency translation adjustment	(7,448)	2,708

Comprehensive (loss) income	$(4,513)	$7,814

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended
	September 26,	September 28,
	2008	2007

Cash flows from operating activities:
Net earnings	$2,465	$5,106
Adjustments to reconcile net earnings to
net cash (used) provided by operating activities:
Depreciation and amortization	2,399	1,755
Other non-cash changes, net	447	594
Net change in working capital, excluding cash	(6,603)	(2,313)

Net cash (used) provided by operating activities	(1,292)	5,142

Cash flows from investing activities:
Acquisitions of plant assets	(1,679)	(2,502)

Net cash used by investing activities	(1,679)	(2,502)

Cash flows from financing activities:
Decrease in notes payable, net	(1,403)	(395)
Proceeds from long-term debt	6,306	11,251
Proceeds from exercise of stock options	72	100
Purchase of treasury stock	-	(13,367)
Dividends paid	(789)	(653)
Other	-	18

Net cash provided (used) by financing activities	4,186	(3,046)

Effect of exchange rate changes on cash	(774)	575

Net change in cash and cash equivalents	441	169

Cash and cash equivalents:
Beginning of period	14,447	19,508

End of period	$14,888	$19,677

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

New Accounting Releases

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This FSP is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  SFAS No. 162 is not expected to have a material impact on the Company’s financial statements, as the FASB does not expect that this Statement will result in a change in current practice.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”  This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions.  The statement also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 in the first quarter of fiscal 2009 with no material impact to the financial statements.  The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 in the first quarter of fiscal 2009 for those assets and liabilities not subject to the one year deferral granted in FSP 157-2, with no material impact to the financial statements.  The  Company is currently evaluating the impact of adopting SFAS No. 157 for the assets and liabilities subject to the one year deferral granted under FSP 157-2, for which SFAS No. 157 will become effective for fiscal years beginning after November 15, 2008.

In September 2006 and March 2007, respectively, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”  These EITF’s address the possible recognition of a liability and related compensation costs for split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods.  EITF 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007, including interim periods within those years.  The Company adopted these EITF’s in the first quarter of fiscal 2009 with no material impact to the financial statements.

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	September 26,	June 30,
	2008	2008
Inventories:
Finished parts	$52,566	$53,697
Work in process	20,465	20,725
Raw materials	25,993	23,269

	$99,024	$97,691

The year end fiscal 2008 figures were revised to reflect subcomponents in raw materials rather than finished parts.  Finished parts now more properly reflects goods in a saleable state.

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three month periods ended September 26, 2008 and September 28, 2007 (in thousands).

	Three Months Ended
	September 26,	September 28,
	2008	2007

Reserve balance, beginning of period	$8,125	$7,266
Current period expense	793	894
Payments or credits to customers	(792)	(830)
Translation	(288)	197

Reserve balance, end of period	$7,838	$7,527

D.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.	Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended
	September 26,	September 28,
	2008	2007
Manufacturing segment sales	$60,430	$64,547
Distribution segment sales	30,820	25,764
Inter/Intra segment elimination	(18,579)	(16,698)

Net sales	$72,671	$73,613

Manufacturing segment earnings	$3,118	$8,790
Distribution segment earnings	3,180	2,517
Inter/Intra segment elimination	(2,321)	(2,889)

Earnings before income taxes
and minority interest	$3,977	$8,418

	September 26,	June 30,
Assets	2008	2008

Manufacturing segment assets	$367,172	$369,842
Distribution segment assets	64,378	67,223
Corporate assets and elimination
of inter-company assets	(137,055)	(132,437)

	$294,495	$304,628

F.	Stock-Based Compensation

In the first quarter of fiscal 2009 and 2008, the Company granted a target number of 88,500 and 52,758 performance stock unit awards, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock unit awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 106,200.  Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2009 at the targeted payout level.  The performance stock unit awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010.  The performance stock unit awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 63,310.  Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2008 at the targeted payout level.  There were 214,300 and 202,178 unvested stock unit awards outstanding at September 26, 2008 and September 28, 2007, respectively.  The performance stock unit awards are remeasured at fair-value at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the three months ended September 26, 2008 and September 28, 2007, related to the performance stock unit award grants, approximated $(150,887) and $(12,313), respectively.

In the first quarter of fiscal 2009 and 2008, the Company granted a target number of 66,500 and 37,310 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011. The performance stock awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 79,800. The performance stock awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010. The performance stock awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 44,772. Based upon actual results to date, the Company is accruing the performance stock awards granted in fiscal 2008 at the targeted payout level.  There were 176,868 and 218,558 unvested stock awards outstanding at September 26, 2008 and September 28, 2007, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three months ended September 26, 2008 and September 28, 2007, related to performance stock awards, approximated $280,000 and $205,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first quarter of fiscal 2009 and 2008, the Company granted 10,500 and 0 service based restricted shares, respectively, to employees and non-employee directors in each year. There were 30,500 and 19,200 unvested shares outstanding at September 26, 2008 and September 28, 2007, respectively.  Compensation expense of $55,000 and $35,000 was recognized for the three months ended September 26, 2008 and September 28, 2007, respectively, related to these service-based awards.

G.	Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides health care and life insurance benefits for certain domestic retirees.  Components of net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows (in thousands):

	Three Months Ended
	September 26,	September 28,
	2008	2007

Pension Benefits:
Service cost	$289	$288
Interest cost	1,756	1,716
Expected return on plan assets	(2,223)	(2,388)
Amortization of prior service cost	(180)	(180)
Amortization of transition obligation	13	12
Amortization of net loss	801	427
Net periodic benefit cost (income)	$456	$(125)

Postretirement Benefits:
Service cost	$10	$9
Interest cost	324	342
Amortization of net actuarial loss	137	133
Net periodic benefit cost	$471	$484

The Company previously disclosed in its financial statements for the year ended June 30, 2008, that it expected to contribute $302,000 to its pension plan in fiscal 2009.  As of September 26, 2008, no contributions have been made.

H.	Income Taxes

The Company has approximately $693,000 of unrecognized tax benefits as of September 26, 2008, which, if recognized, would favorably impact the effective tax rate. We anticipate that the net amount of unrecognized tax benefits will decline by approximately $100,000 during the next twelve months.

There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended September 26, 2008.

Annually, we file tax income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2003 through 2007 for our major operations in the U.S., Italy, Belgium, and Japan.  The U.S. Internal Revenue Service is currently auditing our consolidated income tax return for fiscal 2006.  Other audits currently underway include those in Singapore and Italy.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2009.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of September 26, 2008, total accrued interest and penalties with respect to income taxes was approximately $105,000 that would favorably affect the effective tax rate if recognized.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the three months ended September 26, 2008 were as follows (in thousands):

Balance at June 30, 2008	$18,479
Translation adjustment	(725)

Balance at September 26, 2008	$17,754

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of September 26, 2008 and June 30, 2008 are as follows (in thousands):
	September 26,	June 30,
	2008	2008
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(5,449)	(5,176)
Translation adjustment	891	1,235

Total	$6,498	$7,115

The weighted average remaining useful life of the intangible assets included in the table above is approximately 9 years.

Intangible amortization expense for the three months ended September 26, 2008 and September 28, 2007 was $273,000 and $233,000, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2009 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2009	$784
2010	819
2011	819
2012	819
2013	773
2014	773

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 26, 2008 and June 30, 2008 are $2,344,000 and $2,474,000, respectively.  These assets are comprised of acquired tradenames.

J.	Debt

Notes payable and long-term debt at September 26, 2008 and June 30, 2008 consisted of the following (in thousands):

	September 26,	June 30,
	2008	2008

Revolving loan	$26,250	$19,700
10-year unsecured senior notes	25,000	25,000
Notes payable	-	1,010
Other	3,897	4,247
Subtotal	55,147	49,957
Less: current maturities and notes payable	(796)	(1,730)
Total long-term debt	$54,351	$48,227

K.	Shareholders’ Equity

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

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values.  This resolution supersedes the resolution previously adopted by the Board in January 2002.  On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values.  On February 1, 2008, the Board of Directors authorized the purchase of an additional 500,000 shares of Common Stock at market values. The Company purchased no shares of its outstanding Common Stock in the first quarter of fiscal 2009.  In fiscal 2008, the Company repurchased 660,000 shares of its outstanding Common Stock at an average price of $23.70 per share at a total cost of $15,643,000.

Item 2.                      Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information.  This discussion should be read in conjunction with our consolidated fiscal 2008 financial statements and related notes.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2008 could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Three Months Ended
	September 26,		September 28,
	2008	%	2007	%
Net sales	$72,761		$73,613
Cost of goods sold	52,599		49,762

Gross profit	20,072	27.6%	23,851	32.4%

Marketing, engineering and
administrative expenses	16,318	22.5%	14,694	20.0%

Earnings from operations	$3,754	5.2%	$9,157	12.4%

Comparison of the First Quarter of FY 2009 with the First Quarter of FY 2008

Net sales for the first quarter decreased 1.3%, or $0.9 million, to $72.7 million from $73.6 million in the same period a year ago.  Compared to the first quarter of fiscal 2008, the Euro and Asian currencies strengthened against the U.S. Dollar.  The translation effect of this strengthening on foreign operations was to increase revenues by approximately $4.0 million versus the prior year, before eliminations.  Demand from customers in the commercial marine and mega yacht markets remained high during the quarter, especially from customers in the Asian commercial marine market.  This was offset by lower oil and gas transmission sales in the fiscal 2009 first quarter, compared to very robust oil and gas transmission sales in the fiscal 2008 first quarter.  In addition, during the 2009 first quarter, the Company implemented its new ERP system at its domestic manufacturing operations, which caused delays in the Company’s shipments during July and August.  The Company began shipping at normal rates in September.

Sales at our manufacturing segment were down 6.4% versus the same period last year.  Sales at our U.S. manufacturing location were down over 23%. As noted above, the sales decline at our domestic operations was primarily driven by lower oil and gas transmission sales as well as delayed shipments caused by the implementation of the new ERP system in the quarter.  The impact of the delayed shipments due to the new ERP system was estimated at $5.5 million. Sales at our Belgian manufacturing location were up over 19% over the same period last year.  Roughly a quarter of this increase can be attributed to the translation effect of a strengthening Euro versus the first quarter of last fiscal year. Our Italian and Swiss manufacturing operations saw double digit increases in sales compared to fiscal 2008’s first quarter.  The year over year improvement was driven by continued strength in the Italian mega yacht market for the Company’s marine and propulsion system products, as well as the favorable translation effect of a strengthening Euro versus the U.S. Dollar.

Our distribution segment experienced an increase of nearly 20% in sales compared to the first quarter of fiscal 2008.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  Including the effect of foreign currency translation, this operation saw a nearly 50% increase in sales versus the same period a year ago.  Less than a quarter of the increase can be attributed to foreign currency translation.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada also experienced strong year over year gains as a result of opportunistic oil and gas, and marine transmission sales.  The Company’s distribution operation in Italy saw a slight decrease in sales due to the delayed shipment of Arneson Surface Drives from the Company’s domestic manufacturing operations, as result of the problems encountered with the new ERP system implementation.  Approximately 44% of the year over year improvement in sales at the Company’s distribution operations can be attributed to the translation effect of strengthening Asian currencies versus the U.S. Dollar when compared to the first quarter of last fiscal year.

The elimination for net inter/intra segment sales increased $1.9 million, accounting for the remainder of the net change in sales versus the same period last year.  This change is primarily due to an increase in shipments from our Japanese joint venture to our distributor in Singapore, due to very strong demand in the Asia Pacific region for the high horsepower marine transmissions produced in Japan.

Gross profit as a percentage of sales decreased to 27.6% of sales, compared to 32.4% of sales for the same period last year.  Profitability for fiscal 2009’s first quarter was impacted by lower volumes, unfavorable product mix, higher material costs, and higher pension expenses, partially offset by higher pricing and expanded outsourcing.  Specifically, the fiscal 2009 first quarter experienced a decrease in oil and gas transmission sales, compared to fiscal 2008’s first quarter.  In addition, one-time shipping delays related to the implementation of the ERP system also negatively impacted gross profit during the fiscal 2009 first quarter, primarily due to the impact of lower volumes on absorption and manufacturing productivity.   The margin impact of the delays in shipments due to the new ERP system was estimated at $1.5 million ($0.9 million after tax).  In the first quarter of fiscal 2008, the Company recorded $0.2 million of pension income for its domestic defined benefit pension plan, compared to pension expense of $0.2 million in the first quarter of fiscal 2009, for a net year over year increase in pension expense of $0.4 million.  It is estimated that the fiscal year impact of the increase in pension expense will be $1.6 million.  In addition, the Company’s Belgian operation’s gross profit was unfavorably affected by the continued relative strength of the Euro versus the U.S. Dollar, when compared to the average rate in fiscal 2008’s first quarter.  This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices.  It is estimated that the year-over-year effect of a stronger Euro was to deteriorate margins at our Belgian subsidiary by over $0.2 million in the first fiscal quarter versus the same period a year ago.

Marketing, engineering, and administrative (ME&A) expenses were 11.1% higher compared to last year’s first fiscal quarter.  As a percentage of sales, ME&A expenses increased to 22.5% of sales versus 20.0% of sales in the first quarter of fiscal 2008.  ME&A expenses were unfavorably impacted by higher corporate IT expenses, primarily depreciation expense related to the new ERP system, higher pension expense and an overall increase in salaries and benefit costs.  Additional depreciation expense related to the implementation of the Company’s new ERP system approximated $0.3 million for the quarter.  In addition, the increase in pension expense versus the first quarter of fiscal 2008 was roughly $0.2 million.  Foreign currency translation increased ME&A expenses by $0.6 million versus the first fiscal quarter of 2008.

Interest expense of $0.6 million for the quarter was down 19.7% versus last year’s first fiscal quarter.  For the first quarter of fiscal 2008, the interest rate on the Company’s revolving credit facility was in the range of 6.57% to just under 7.0%, whereas for the first quarter of fiscal 2009 the range was 3.71% to 3.74%.  While the average balance of the Company’s revolving credit facility increased nearly 12% versus the prior year’s first quarter, the total interest on the revolver decreased nearly 50%.  The interest expense on the Company’s $25 million Senior Note was flat year over year, at a fixed rate of 6.05%.

Other income of $0.8 million for the quarter was up significantly from the prior year result due to exchange gains caused by the strengthening of the U.S. Dollar in the first quarter of fiscal 2009.

The consolidated income tax rate for the first fiscal quarter of 2009 was 34.0%, compared to 38.5% for the same period a year ago.  The decrease is primarily the result of a 5.9% reduction in the Italian corporate tax rate effective with the start of fiscal 2009, and a shift in earnings to subsidiaries with lower effective tax rates.

Financial Condition, Liquidity and Capital Resources

Comparison between September 26, 2008 and June 30, 2008

As of September 26, 2008, the Company had net working capital of $109.8 million, which represents an increase of $3.7 million, or 3.5%, from the net working capital of $106.1 million as of June 30, 2008.

Cash and cash equivalents increased slightly to $14.9 million as of September 26, 2008, versus $14.5 million as of June 30, 2008.  The majority of the cash and cash equivalents as of September 26, 2008 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $60.4 million were down $7.2 million, or nearly 11%, when compared to last fiscal year-end.   The impact of foreign currency translation was to decrease accounts receivables by $2.6 million versus June 30, 2008.  The net decrease is consistent with the normal seasonal sales volume decline experienced from the fourth quarter of the prior fiscal year to the first quarter of fiscal 2009.

Net inventory increased by $1.3 million versus June 30, 2008 to $99.0 million.  The impact of foreign currency translation was to decrease net inventory by $4.4 million versus June 30, 2008.  After adjusting for the impact of foreign currency translation, the majority of the nearly $6 million increase came at the Company’s domestic manufacturing location.  This increase can be attributed in large part to the impact of the shipping delays as a result of the new ERP implementation.  On a consolidated basis, as of September 26, 2008, the Company’s backlog of orders to be shipped over the next six months approximates $118.6 million, compared to $120.8 million at June 30, 2008 and $112.3 million at September 28, 2007.  The decrease in backlog from fiscal year end resulting from foreign exchange rate movements was $2.8 million.

Net property, plant and equipment (PP&E) decreased $2.2 million versus June 30, 2008.  This includes the addition of $1.7 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $2.1 million.  The net remaining decrease is due to foreign currency translation effects.  In total, the Company expects to invest between $15 and $17 million in capital assets in fiscal 2009.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  This compares to $15.0 million in capital expenditures in fiscal 2008.  The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the implementation of a global ERP system.

Accounts payable as of September 26, 2008 of $33.5 million were down $4.5 million, or 11.8%, from June 30, 2008.  The impact of foreign currency translation was to decrease accounts payable by $1.5 million versus June 30, 2008.

Total borrowings, notes payable and long-term debt, as of September 26, 2008 increased by $5.2 million, or over 10%, to $55.1 million versus June 30, 2008.  This increase was driven by the increase in working capital, primarily inventory, and the payment of annual incentive and bonus awards for fiscal 2008 performance in the first fiscal quarter of 2009.  For the balance of fiscal 2009, the Company is not required to make any additional contributions to its domestic defined benefit plans.  However, based on overall financial performance and cash flows, the Company may elect to make further contributions beyond those required.  At September 26, 2008, the Company is in compliance with all covenants and other requirements set forth in its revolving loan and note agreements.

Total shareholders’ equity decreased by $5.1 million to a total of $124.5 million.  Retained earnings increased by $1.7 million.  The net increase in retained earnings included $2.5 million in net earnings reported year-to-date, offset by $0.8 million in dividend payments.  Net unfavorable foreign currency translation of $7.4 million was reported as the U.S. Dollar strengthened against the Euro and Asian currencies during the first three months of fiscal 2009.  The remaining movement of $0.5 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s pension plans.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  As of September 26, 2008, the Company had outstanding available borrowings under its $35 million revolving line of credit of $8.8 million. Furthermore, the Company has nearly $15 million in cash and cash equivalents at its subsidiaries around the world, approximately 49% of which is considered permanently reinvested. Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.  The Company’s $35 million revolving line of credit expires in October 2010 and, as of September 26, 2008, had an interest rate of 3.74%.

As of September 26, 2008, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments.  A summary of those commitments follows (in thousands):

		Less than	1-3	3-5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Revolver borrowing	$26,250		$26,250
Long-term debt	$28,897	$796	$5,037	$8,658	$14,406
Operating leases	$12,992	$3,250	$5,812	$3,637	$293
Total obligations	$68,139	$4,046	$37,099	$12,295	$14,699

New Accounting Releases

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This FSP is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  SFAS No. 162 is not expected to have a material impact on the Company’s financial statements, as the FASB does not expect that this Statement will result in a change in current practice.

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

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”  This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions.  The statement also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.”  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 in the first quarter of fiscal 2009 with no material impact to the financial statements.  The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 in the first quarter of fiscal 2009 for those assets and liabilities not subject to the one year deferral granted in FSP 157-2, with no material impact to the financial statements.  The Company is currently evaluating the impact of adopting SFAS No. 157 for the assets and liabilites subject to the one year deferral granted under FSP 157-2, for which SFAS No. 157 will become effective for fiscal years beginning after November 15, 2008.

In September 2006 and March 2007, respectively, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” and Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements.”  These EITF’s address the possible recognition of a liability and related compensation costs for split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods.  EITF 06-4 and 06-10 are effective for fiscal years beginning after December 15, 2007, including interim periods within those years.  The Company adopted these EITF’s in the first quarter of fiscal 2009 with no material impact to the financial statements.

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

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2008.  There have been no significant changes to those accounting policies subsequent to June 30, 2008.

Item 3.                      Quantitative and Qualitative Disclosure About Market Risk

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates. In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2010, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 26, 2008 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $98,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk - The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $81,000.  These awards were valued at the Company’s September 26, 2008 closing stock price of $15.01.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 59% of the Company’s revenues in the three months ended September 26, 2008 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 58% was denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2009 and 2008 was the Euro.  At September 26, 2008, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $354,000 with a weighted average maturity of 44 days.  The fair value of the Company’s contracts was a loss of approximately $8,000 at September 26, 2008.  At June 30, 2008, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $752,000 with a weighted average maturity of 34 days.  The fair value of the Company’s contracts was a minimal gain at June 30, 2008.

Item 4.                      Controls and Procedures

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

(b)           Changes in Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  During the period covered by this report, the Company implemented a new enterprise resource planning (ERP) system at its North American manufacturing operation.  The new ERP system resulted in some modifications to the internal controls surrounding financial reporting at this operation, however, adequate disclosure controls and procedures remained in place during the quarter.  The Company is currently reviewing and redesigning, as necessary, the controls impacted by the new ERP system.  This process will be completed in the Company’s second fiscal quarter.

Part II.                                OTHER INFORMATION

Item 1.                      Legal Proceedings

Twin Disc is a defendant in several product liability or related claims which are considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

Item 1A.                      Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2008 Annual Report on Form 10-K.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities of the Company sold by the Company during the three months ended September 26, 2008, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2008 – July 25, 2008	0	NA	0	500,000

July 26, 2008 - August 29, 2008	0	NA	0	500,000

August 30, 2008 - September 26, 2008	0	NA	0	500,000

Total	0		0

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.                      Other Information

None.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 5, 2008	/s/JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer