Form 10-Q
period 2009-02-04
TWIN DISC INC
filed 2009-02-04
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 26, 2008

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
Yes √                                No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer                                           Accelerated Filer √                                           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                      No  √
At January 30, 2009, the registrant had 11,029,344 shares of its common stock outstanding.

Part I.                                FINANCIAL INFORMATION

Item 1.                     Financial Statements

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	December 26,	June 30,
	2008	2008
Assets
Current assets:
Cash	$11,151	$14,447
Trade accounts receivable, net	58,117	67,611
Inventories, net	98,017	97,691
Deferred income taxes	6,450	6,297
Other	9,581	9,649

Total current assets	183,316	195,695

Property, plant and equipment, net	64,217	67,855
Goodwill, net	16,622	18,479
Deferred income taxes	4,875	5,733
Intangible assets, net	7,597	9,589
Other assets	6,013	7,277

	$282,640	$304,628
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$672	$1,730
Accounts payable	35,902	37,919
Accrued liabilities	44,781	49,939

Total current liabilities	81,355	89,588

Long-term debt	51,252	48,227
Accrued retirement benefits	33,194	34,325
Other long-term	973	2,163

	166,774	174,303

Minority interest	715	679

Shareholders' equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	13,862	14,693
Retained earnings	146,681	142,361
Accumulated other comprehensive (loss) income	(15,136)	2,446
	145,407	159,500
Less treasury stock, at cost
(2,070,124 and 1,929,354 shares, respectively)	30,256	29,854

Total shareholders' equity	115,151	129,646

	$282,640	$304,628

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2008	2007	2008	2007

Net sales	$81,598	$81,894	$154,270	$155,507
Cost of goods sold	58,645	56,548	111,245	106,311

Gross profit	22,953	25,346	43,025	49,196

Marketing, engineering and administrative expenses	17,008	17,378	33,326	32,072

Earnings from operations	5,945	7,968	9,699	17,124

Interest expense	714	825	1,311	1,568
Other (income) expense, net	(192)	179	(1,012)	174
	522	1,004	299	1,742

Earnings before income taxes and minority interest	5,423	6,964	9,400	15,382
Income taxes	1,924	2,729	3,277	5,967

Earnings before minority interest	3,499	4,235	6,123	9,415

Minority interest	(66)	(26)	(225)	(101)

Net earnings	$3,433	$4,209	$5,898	$9,314

Dividends per share	$0.0700	$0.0700	$0.1400	$0.1250

Earnings per share data:
Basic earnings per share	$0.31	$0.37	$0.53	$0.82
Diluted earnings per share	$0.31	$0.37	$0.52	$0.81

Weighted average shares outstanding data:
Basic shares outstanding	11,126	11,261	11,188	11,378
Dilutive stock awards	47	138	87	137
Diluted shares outstanding	11,173	11,399	11,275	11,515

Comprehensive (loss) income:
Net earnings	$3,433	$4,209	$5,898	$9,314
Adjustment for amortization of net actuarial loss
and prior service cost	472	463	942	463
Foreign currency translation adjustment	(11,076)	4,377	(18,524)	7,085

Comprehensive (loss) income	$(7,171)	$9,049	$(11,684)	$16,862

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended
	December 26,	December 28,
	2008	2007

Cash flows from operating activities:
Net earnings	$5,898	$9,314
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	4,754	3,560
Other non-cash changes, net	520	1,982
Net change in working capital, excluding cash	(8,441)	(3,507)

Net cash provided by operating activities	2,731	11,349

Cash flows from investing activities:
Acquisitions of fixed assets	(4,651)	(6,820)
Proceeds from sale of fixed assets	15	200
Other, net	1,111	(337)

Net cash used by investing activities	(3,525)	(6,957)

Cash flows from financing activities:
(Decrease) increase in notes payable, net	(951)	29
Proceeds from long-term debt	3,584	11,393
Proceeds from exercise of stock options	110	100
Purchase of treasury stock	(1,813)	(13,367)
Dividends paid	(1,578)	(1,437)
Other	-	19

Net cash used by financing activities	(648)	(3,263)

Effect of exchange rate changes on cash	(1,854)	1,480

Net change in cash	(3,296)	2,609

Cash balance:
Beginning of period	14,447	19,508

End of period	$11,151	$22,117

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.     Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of results for each period.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.  The Company believes that the disclosures made are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Annual Report.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.  This reclassification impacted the Company’s Condensed Consolidated Statements of Cash Flow, resulting in a transfer of $337,000 from operating activities to investing activities.

New Accounting Releases

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.”  This FSP provides guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures required under this FSP are to provide users of financial statements with an understanding of:
a)	How investment allocation decisions are made;
b)	The major categories of plan assets;
c)	The inputs and valuation techniques used to measure the fair value of plan assets;
d)	The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and
e)	Significant concentrations of risk within plan assets.

The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009, and earlier application is permitted.  This FSP is not expected to have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This FSP is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  This statement enhances the disclosures regarding derivatives and hedging activities by requiring:
•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.
SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions.  The statement also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  On February 12, 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 in the first quarter of fiscal 2009 for those assets and liabilities not subject to the one year deferral granted in FSP 157-2, with no material impact to the financial statements.  The Company is currently evaluating the impact of adopting SFAS No. 157 for the assets and liabilities subject to the one year deferral granted under FSP 157-2, for which SFAS No. 157 will become effective for fiscal years beginning after November 15, 2008.

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

During June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted the provisions of FIN 48 as of July 1, 2007, with no material impact to the Company’s financial statements.

B.     Inventory

The major classes of inventories were as follows (in thousands):

	December 26,	June 30,
	2008	2008
Inventories:
Finished parts	$56,047	$53,697
Work in process	16,781	20,725
Raw materials	25,189	23,269

	$98,017	$97,691

The year end fiscal 2008 figures were revised to reflect subcomponents in raw materials rather than finished parts.  Finished parts now more properly reflects goods in a saleable state.

C.     Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and six month periods ended December 26, 2008 and December 28, 2007 (in thousands).

	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2008	2007	2008	2007

Reserve balance, beginning of period	$7,838	$7,527	$8,125	$7,266
Current period expense	1,314	1,248	2,107	2,142
Payments or credits to customers	(764)	(1,108)	(1,556)	(1,938)
Translation	(157)	135	(445)	332

Reserve balance, end of period	$8,231	$7,802	$8,231	$7,802

D.     Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.      Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2008	2007	2008	2007

Manufacturing segment sales	$74,946	$71,645	$135,377	$136,192
Distribution segment sales	27,151	29,862	57,970	55,626
Inter/Intra segment elimination	(20,499)	(19,613)	(39,077)	(36,311)

Net sales	$81,598	$81,894	$154,270	$155,507

Manufacturing segment earnings	$5,323	$8,026	$8,443	$16,816
Distribution segment earnings	2,315	2,723	5,495	5,240
Inter/Intra segment elimination	(2,215)	(3,785)	(4,538)	(6,674)

Earnings before income taxes
and minority interest	$5,423	$6,964	$9,400	$15,382

	Dec. 26,	June 30,
Assets	2008	2008

Manufacturing segment assets	$353,100	$369,842
Distribution segment assets	62,192	67,223
Corporate assets and elimination
of inter-company assets	(132,652)	(132,437)

	$282,640	$304,628

F.      Stock-Based Compensation

In fiscal 2009 and 2008, the Company granted a target number of 88,500 and 52,758 performance stock unit awards, respectively, to various employees of the Company, including executive officers. The performance stock unit awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock unit awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 106,200.  Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2009 at the targeted payout level.  The performance stock unit awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010.  The performance stock unit awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 63,310.  Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2008 at the targeted payout level.  There were 214,300 and 202,178 unvested stock unit awards outstanding at December 26, 2008 and December 28, 2007, respectively.  The performance stock unit awards are remeasured at fair-value (based upon the Company’s stock price) at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest. The compensation income for the three and six months ended December 26, 2008, related to the performance stock unit awards, approximated $(521,000) and $(671,000), respectively.  The compensation expense for the three and six months ended December 28, 2007, related to the performance stock unit awards, approximated $1,262,000 and $1,250,000, respectively.

In fiscal 2009 and 2008, the Company granted a target number of 66,500 and 37,310 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011. The performance stock awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 79,800. Based upon actual results to date, the Company is accruing the performance stock awards granted in 2009 at the targeted payout level.  The performance stock awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010. The performance stock awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 44,772. Based upon actual results to date, the Company is accruing the performance stock awards granted in fiscal 2008 at the targeted payout level.  There were 176,868 and 218,558 unvested stock awards outstanding at December 26, 2008 and December 28, 2007, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and six months ended December 26, 2008, related to performance stock awards, approximated $320,000 and $600,000, respectively.  The compensation expense for the three and six months ended December 28, 2007, related to performance stock awards, approximated $240,000 and $445,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During fiscal 2009 and 2008, the Company granted 17,700 and 7,200 service based restricted shares, respectively, to employees and non-employee directors in each year. There were 23,700 and 20,000 unvested shares outstanding at December 26, 2008 and December 28, 2007, respectively.  The compensation expense for the three and six months ended December 26, 2008, related to performance stock awards, approximated $66,000 and $121,000, respectively.  The compensation expense for the three and six months ended December 28, 2007, related to performance stock awards, approximated $33,000 and $68,000, respectively.

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

	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 28,	Dec. 26,	Dec. 28,
	2008	2007	2008	2007

Pension Benefits:
Service cost	$298	$303	$587	$591
Interest cost	1,771	1,736	3,527	3,452
Expected return on plan assets	(2,238)	(2,407)	(4,461)	(4,795)
Amortization of prior service cost	(179)	(179)	(359)	(359)
Amortization of transition obligation	18	19	31	31
Amortization of net loss	800	427	1,601	854
Net periodic benefit cost (income)	$470	$(101)	$926	$(226)

Postretirement Benefits:
Service cost	$9	$10	$19	$19
Interest cost	324	342	648	684
Amortization of net loss	138	133	275	266
Net periodic benefit cost	$471	$485	$942	$969

The Company previously disclosed in its financial statements for the year ended June 30, 2008, that it expected to contribute $302,000 to its pension plan in fiscal 2009.  As of December 26, 2008, no contributions have been made.

H.     Income Taxes

The Company has approximately $625,000 of unrecognized tax benefits as of December 26, 2008, which, if recognized, would favorably impact the effective tax rate. We do not anticipate any decline in the net amount of unrecognized tax benefits during the next twelve months.

During the three months ended December 26, 2008, the unrecognized tax benefit decreased approximately $68,000 due mainly to the settlement of a Michigan nexus review, plus the settlement of other miscellaneous items.

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

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of December 26, 2008, total accrued interest and penalties with respect to income taxes was approximately $80,000 that would favorably affect the effective tax rate if recognized.

I.      Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the six months ended December 26, 2008 were as follows (in thousands):

Balance at June 30, 2008	$18,479
Translation adjustment	(1,857)

Balance at December 26, 2008	$16,622

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of December 26, 2008 and June 30, 2008 are as follows (in thousands):

	December 26,	June 30,
	2008	2008
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(5,692)	(5,176)
Translation adjustment	196	1,235

Total	$5,560	$7,115

The weighted average remaining useful life of the intangible assets included in the table above is approximately 9 years.

Intangible amortization expense was $243,000 and $516,000 for the three and six months ended December 26, 2008, respectively, and $237,000 and $470,000 for the three and six months ended December 28, 2007, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2009 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2009	$465
2010	724
2011	724
2012	724
2013	682
2014	682

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 26, 2008 and June 30, 2008 are $2,037,000 and $2,474,000, respectively.  These assets are comprised of acquired tradenames.

J.      Long-term Debt
Notes payable and long-term debt at December 26, 2008 and June 30, 2008 consisted of the following (in thousands):

	December 26,	June 30,
	2008	2008

Revolving loan	$23,900	$19,700
10-year unsecured senior notes	25,000	25,000
Notes payable	-	1,010
Other	3,024	4,247
Subtotal	51,924	49,957
Less: current maturities and notes payable	(672)	(1,730)
Total long-term debt	$51,252	$48,227

K.     Shareholders' Equity

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

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values.  This resolution superseded the resolution previously adopted by the Board in January 2002.  On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values.  On February 1, 2008, the Board of Directors authorized the purchase of an additional 500,000 shares of Common Stock at market values. The Company purchased 250,000 shares of its outstanding Common Stock in the second quarter of fiscal 2009 at an average price of $7.25 per share at a total cost of $1,813,000.  In fiscal 2008, the Company repurchased 660,000 shares of its outstanding Common Stock at an average price of $23.70 per share at a total cost of $15,643,000.

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

Results of Operations

(In thousands)
	Three Months Ended				Six Months Ended
	December 26,		December 28,		December 26,		December 28,
	2008	%	2007	%	2008	%	2007	%

Net sales	$81,598		$81,894		$154,270		$155,507
Cost of goods sold	58,645		56,548		111,245		106,311

Gross profit	22,953	28.1%	25,346	30.9%	43,025	27.9%	49,196	31.6%

Marketing, engineering and
administrative expenses	17,008	20.8	17,378	21.2	33,326	21.6	32,072	20.6

Earnings from operations	$5,945	7.3	$7,968	9.7	$9,699	6.3	$17,124	11.0

Comparison of the Second Quarter of FY 2009 with the Second Quarter of FY 2008

Net sales for the second quarter decreased 0.4%, or $0.3 million, to $81.6 million from $81.9 million in the same period a year ago.  Compared to the second quarter of fiscal 2008, the U.S. Dollar strengthened against the Euro and Asian currencies.  The translation effect of this strengthening on foreign operations was to decrease revenues by approximately $2.4 million versus the prior year, before eliminations.  Adjusting for the impact of foreign currency translation on the second fiscal quarter, sales would have been up just under 3% versus the same period last fiscal year.  The second quarter of fiscal 2009 also benefited from delayed shipments in the first fiscal quarter related to the Company’s implementation of a new ERP system at its domestic manufacturing operation.  In addition to the softness that continued to be experienced in the oil and gas markets, the Company began to see softening in the mega yacht segment of the pleasure craft market.  However, commercial marine and industrial product markets continued to be above year ago levels.

Sales at our manufacturing segment were up 4.6%, or $3.3 million, to $74.9 million from $71.6 million in the same period last year.  Sales at our U.S. domestic manufacturing locations were up just over 7% and benefited from the delayed shipments in the first quarter related to the ERP implementation issues noted above.  Continued softening in transmission sales for the land-based oil and gas market and lower propulsion system shipments were more than offset by improved shipments for the industrial and commercial marine product markets.  Sales at our Belgian manufacturing location were up over 12% over the same period last year.  Adjusting for the negative translation effect of a weakening Euro versus the U.S. Dollar, sales were up over 22%.  The prior fiscal year’s second quarter was unfavorably affected by material shortages and equipment downtime, as progress continued on the plant re-layout associated with the June 2007 restructuring program.  Our Italian manufacturing operations saw a nearly 14% decrease in sales compared to fiscal 2008’s second quarter.  Approximately one-half of this decrease can be attributed to the translation effect of a strengthening U.S. Dollar versus the second quarter of last fiscal year.  The net remaining decrease is due to decreased sales of low horsepower marine transmissions for the Italian and European pleasure craft market.  The Company’s Swiss manufacturing operation, which manufactures propellers for high end pleasure craft and military patrol boat applications, experienced a 19% increase in sales versus the prior year’s second fiscal quarter.  However, the Company did experience a decrease in order activity, cancellations and retiming of orders for pleasure craft marine transmission, boat management and propulsion systems for the mega yacht market.

Our distribution segment experienced a decrease of 9.1% in sales, or $2.7 million, to $27.2 million from $29.9 million in the same period a year ago.  The Company’s distribution operations in Italy and Australia saw significant decreases in pleasure craft marine transmission and boat management system product sales.  This was partially offset by continued strength in commercial marine transmission sales at the Company’s distribution operations in Asia.  Compared to the second quarter of fiscal 2008, the U.S. Dollar strengthened against the Euro and Asian currencies.  The translation effect of this strengthening on foreign distribution operations was to decrease revenues by approximately $1.2 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales increased $0.9 million, accounting for the remainder of the net change in sales versus the same period last year. This change is primarily due to an increase in shipments from our Japanese joint venture to our distributor in Singapore, due to very strong demand in the Asia Pacific region for the high horsepower marine transmissions produced in Japan.

Gross profit as a percentage of sales decreased to 28.1% of sales, compared to 30.9% of sales for the same period last year.  This 280 basis point deterioration can be attributed to reduced sales of higher margin products, higher sales of lower margin products, increased material costs, and an increase in domestic pension expense partially offset by higher pricing and expanded outsourcing.  In the current fiscal quarter, domestic pension expense increased approximately $0.4 million versus the same period last year.  In addition, the Company’s Belgian operation’s gross profit was favorably affected by the continued relative strength of the U.S. Dollar versus the Euro, when compared to the average rate in fiscal 2008.  This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices.  It is estimated that the year-over-year effect of the stronger U.S. Dollar was to improve margins at our Belgian subsidiary by over $0.3 million in the second fiscal quarter versus the same period a year ago.  Compared to the second quarter of fiscal 2008, the U.S. Dollar strengthened against the Euro and Asian currencies.  The translation effect of this strengthening on foreign operations was to decrease gross margin by approximately $1.1 million versus the prior year, before eliminations.

Marketing, engineering, and administrative (ME&A) expenses were 2.1% lower compared to last year’s second fiscal quarter.  As a percentage of sales, ME&A expenses were down 0.4 percentage points to 20.8% of sales versus 21.2% of sales in the second quarter of fiscal 2008.  For the fiscal 2009 second quarter, ME&A expenses benefited from a decrease in the Company’s stock based compensation expense due to a decline in the Company’s stock price versus the same period last year.  Compared to fiscal 2008’s second quarter, stock based compensation expense decreased $1.7 million in the quarter.  In addition, expenses related to the Company’s corporate and domestic incentive programs decreased $0.8 million versus the second quarter of fiscal 2008.  These benefits were partially offset by severance costs of $1.3 million, increased IT costs of $0.5 million, including depreciation expense, associated with the Company’s new ERP system and higher domestic pension expenses of $0.2 million.  The net impact of foreign currency translation from overseas operations reduced ME&A expenses by approximately $0.6 million when compared to the same period last fiscal year.

Interest expense of $0.7 million was down over 13% compared to fiscal 2008’s second quarter.  In the quarter, the Company incurred interest of $0.4 million on the $25 million of Senior Notes that were entered into in April 2006.  In addition, for the second quarter of fiscal 2008, the interest rate on the Company’s revolving credit facility was in the range of 5.69% to 6.97%, whereas for the second quarter of fiscal 2009 the range was 3.16% to 4.00%.  At the same time, the average balance of the Company’s revolving credit facility decreased slightly versus the prior year.  As a result of the lower interest rate and average balances, total interest on the revolver decreased just over $0.1 million.

Other income of $0.2 million for the quarter was up approximately $0.4 million from the prior year due to exchange gains caused by the strengthening of the U.S. Dollar.

The Company’s consolidated income tax rate for the fiscal 2009 second quarter was 35.5 percent, compared to 39.2 percent for fiscal 2008’s second quarter.  Favorably impacting the Company’s tax rate was a 5.9 percent reduction in the Italian corporate tax rate for fiscal 2009 and a shift in earnings to subsidiaries in countries with a lower effective tax rate.

Comparison of the First Six Months of FY 2009 with the First Six Months of FY 2008

Net sales for the first six months of fiscal 2009 decreased 0.8%, or $1.2 million, to $154.3 million from $155.5 million in the same period a year ago.  Compared to the first six months of fiscal 2008, the Euro and Asian currencies strengthened, on average, against the U.S. dollar.  The translation effect of this strengthening on foreign operations was to increase revenues by approximately $1.5 million versus the prior year, before eliminations.  Adjusting for the impact of foreign currency translation, the net decrease of $2.7 million came in a number of the Company’s product markets.  The Company’s North American manufacturing operations saw a continued softening in demand for the Company’s oil and gas transmission products.  This was partially offset by year-over-year increases in the Company’s industrial product and commercial marine transmission sales.  Overseas, the Company experienced particularly strong increases in sales at our distribution operations in Asia, which serve commercial marine markets.  In addition, although experiencing some softening in the second fiscal quarter, year-to-date sales of propulsion and boat management systems for the mega yacht segment of the pleasure craft market showed improvement through six months.  Although order activity remained relatively steady, land based transmission sales into the airport rescue and fire fighting and military markets were down somewhat versus the first six months of fiscal 2008.

Sales at our manufacturing segment were down 0.6%, or $0.8 million, to $135.4 million from $136.2 million in the same period last year.  Year-to-date, sales at our U.S. domestic manufacturing locations were down almost 8%.  This was primarily due to the continued slow down in sales of land based transmissions for the oil and gas markets, lower sales of propulsion systems for the European mega yacht market as well as lower sales of land based transmissions for the airport rescue and fire fighting and military markets.  This was partially offset by improved year-over-year sales of commercial marine transmissions and industrial products.  The prior fiscal year’s first half was unfavorably affected by material shortages and equipment downtime, as progress continued on the plant re-layout associated with the June 2007 restructuring program.  Our Italian manufacturing operations saw a slight decrease in sales compared to fiscal 2008’s first six months, which was primarily due to decreased sales of low horsepower marine transmissions for the Italian and European pleasure craft market partially offset by higher sales of boat management systems for the Italian mega yacht market.  The Company’s Swiss manufacturing operation, which manufactures propellers for high end pleasure craft and military patrol boat applications, experienced a 32.3% increase in sales versus the prior year’s first six months.  About a third of this increase was due to the translation effect of a strengthening Swiss Franc versus the U.S. Dollar versus the same period a year ago.  As noted above, the Company did experience a decrease in order activity, cancellations and retiming of orders for pleasure craft marine transmission, boat management and propulsion systems for the mega yacht market starting late in the second fiscal quarter of 2009.

Our distribution segment experienced an increase of 4.2% in sales, or $2.4 million, to $58.0 million from $55.6 million in the same period a year ago.  The Company’s Asian distribution operations in Singapore and joint venture in Japan saw significant growth in the commercial marine transmission markets.  Partially offsetting these increases, the Company’s distribution operations in Italy and Australia saw significant decreases in pleasure craft marine transmission and boat management system product sales.  Compared to the first six months of fiscal 2008, the Euro and Asian currencies strengthened, on average, against the U.S. dollar.  The translation effect of this strengthening on foreign distribution operations was to increase revenues by approximately $0.7 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales increased $2.8 million, accounting for the remainder of the net change in sales versus the same period last year.  This change is primarily due to an increase in shipments from our Japanese joint venture to our distributor in Singapore, due to very strong demand in the Asia Pacific region for the high horsepower marine transmissions produced in Japan.

Gross profit as a percentage of sales decreased to 27.9% of sales, compared to 31.6% of sales for the same period last year.  This 370 basis point deterioration can be attributed to reduced sales of higher margin products, higher sales of lower margin products, increased material costs, and an increase in domestic pension expense partially offset by higher pricing and expanded outsourcing.  In the current fiscal year’s first six months, domestic pension expense increased approximately $0.8 million versus the same period last year.  In addition, the Company’s Belgian operation’s gross profit was favorably affected by the continued strength, on average, of the U.S. Dollar versus the Euro, when compared to the average rate in fiscal 2008.  This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices.  It is estimated that the year-over-year effect of the stronger U.S. Dollar was to improve margins at our Belgian subsidiary by over $0.2 million in the first half of fiscal 2009 versus the same period a year ago.

Marketing, engineering, and administrative (ME&A) expenses were 3.9% higher compared to last year’s first six months.  As a percentage of sales, ME&A expenses were up 1.0 percentage points to 21.6% of sales versus 20.6% of sales in the first half of fiscal 2008.  For fiscal 2009’s first six months, ME&A expenses benefited from a decrease in the Company’s stock based compensation expense due to a decline in the Company’s stock price versus the same period last year.  Compared to fiscal 2008’s first six months, stock based compensation expense decreased $1.7 million.  In addition, expenses related to the Company’s corporate and domestic incentive programs decreased $0.9 million versus the first six months of fiscal 2008.  These benefits were offset by severance costs of $1.3 million, increased IT costs of $1.1 million, including depreciation expense, associated with the Company’s new ERP system and higher domestic pension expenses of $0.3 million.  The net impact of foreign currency translation from overseas operations on ME&A expenses was negligible versus the first six months of fiscal 2008.  The net year-to-date increase in ME&A expenses was primarily due to inflationary increases in salaries, wages and benefits as well as an increase in product development activities.

Interest expense of $1.3 million was down over 16% compared to fiscal 2008’s first six months.  In the first half of fiscal 2009, the Company incurred interest of $0.8 million on the $25 million of Senior Notes that were entered into in April 2006.  In addition, for the first half of fiscal 2008, the interest rate on the Company’s revolving credit facility was in the range of 5.69% to 6.97%, whereas for the first half of fiscal 2009 the range was 3.16% to 4.00%.  The average balance of the Company’s revolving credit facility increased slightly versus the prior year.  As a result of the lower interest rate, only partially offset by a higher average balance, total interest on the revolver decreased just under $0.3 million.

Other income of $1.0 million for the quarter was up significantly from the prior year result due to exchange gains caused by the strengthening of the U.S. Dollar primarily in the first quarter of fiscal 2009.

The Company’s consolidated income tax rate for the fiscal 2009 first six months was 34.9 percent, compared to 38.8 percent for fiscal 2008’s first six months.  Favorably impacting the Company’s tax rate was a 5.9 percent reduction in the Italian corporate tax rate for fiscal 2009 and a shift in earnings to subsidiaries in countries with a lower effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between December 26, 2008 and June 30, 2008

As of December 26, 2008, the Company had net working capital of $102.0 million, which represents a decrease of $4.1 million, or 4%, from the net working capital of $106.1 million as of June 30, 2008.

Cash decreased 22.8% to $11.2 million as of December 26, 2008.  The majority of the cash as of December 26, 2008 is at the Company’s overseas operations in Europe and Asia-Pacific.  Of the nearly $3.3 million decrease since the start of the fiscal year, roughly $1.9 million can be attributed to effect of exchange rate changes on cash.

Trade receivables of $58.1 million were down $9.5 million from last fiscal year-end.  The effect of foreign currency translation due to the strengthening U.S. Dollar versus the Euro and Asian currencies was to decrease trade accounts receivables by just under $7 million versus the end of the prior fiscal year.  Sales for the second half of fiscal 2008 totaled $176.2 million versus $154.3 million for the first six months of fiscal 2008.  For the fourth fiscal quarter of fiscal 2008, sales totaled $90.4 million versus $81.6 million for the second quarter of fiscal 2009.  The overall decrease in accounts receivable was consistent with the lower sales volume experienced.  In the second fiscal quarter, the Company began to see an increase in requests for extended payment terms beyond its customary practice.  Management continues to actively monitor accounts receivables and work with customers on a global basis.

Net inventory increased by $0.3 million, or 0.3%, versus June 30, 2008 to $98.0 million.  The effect of foreign currency translation due to the strengthening U.S. Dollar versus the Euro and Asian currencies was to decrease net inventories by just over $10 million versus the end of the prior fiscal year. The majority of the net increase, after the effect of foreign exchange, in inventory came at the Company’s domestic manufacturing location and Asian distribution operation.  The latter can be attributed to the timing of shipments to customers.  On a consolidated basis, as of December 26, 2008, the Company’s backlog of orders to be shipped over the next six months approximates $106.3 million, down 12% since the year began and compared with the same period a year ago.  Of the $14.4 million decrease experienced since the beginning of the fiscal year, approximately $5.4 million can be attributed to the effect of foreign currency translation.  The reduction of inventory levels at both the Company’s manufacturing and distribution operations around the world continues to be a priority for the balance of fiscal 2009 and beyond.

Net property, plant and equipment (PP&E) decreased $3.6 million versus June 30, 2008.  This includes the addition of $4.7 million in capital expenditures, primarily at the Company’s domestic and Belgian manufacturing operations, which was offset by depreciation of $4.2 million.  The net remaining decrease of $4.1 million is due to the effects of foreign currency translation.  As a result of current external business factors, the Company has revised its capital expenditure projection for the year and now expects to invest between $10 and $12 million in capital assets in fiscal 2009, compared to its prior estimate of between $15 and $17 million.  The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  This compares to $15.0 million in capital expenditures in fiscal 2008, $15.7 million in fiscal 2007 and $8.4 million in fiscal 2006.  The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the implementation of the global ERP system.

Accounts payable as of December 26, 2008 of $35.9 million were down $2.0 million, or 5.3%, from June 30, 2008.  The effect of foreign currency translation due to the strengthening U.S. Dollar versus the Euro and Asian currencies was to decrease accounts payable by just under $3.7 million versus the end of the prior fiscal year.  The net increase after adjusting for the impact of foreign currency translation is primarily the result of the overall increase in inventory and the timing of payments at calendar year end due to a holiday shutdown.

Total borrowings, notes payable and long-term debt, as of December 26, 2008 increased by $2.0 million, or nearly 4%, to $51.9 million versus June 30, 2008.  This increase was driven by the increase in working capital, primarily inventory, the payment of annual incentive and bonus awards for fiscal 2008 performance in the first fiscal quarter of 2009 and a $1.8 million stock repurchase in the fiscal second quarter, partially offset by net cash provided by operating activities.  In the second fiscal quarter, the Company repurchased 250,000 shares of its outstanding common stock at an average price of $7.25 per share.  For the balance of fiscal 2009, the Company is not required to make any additional contributions to its domestic defined benefit plans.  However, based on overall financial performance and cash flows, the Company may elect to make further contributions beyond those required.  At December 26, 2008, the Company is in compliance with all covenants and other requirements set forth in its revolving loan and note agreements.

Total shareholders’ equity decreased by $14.5 million to a total of $115.2 million.  Retained earnings increased by $4.3 million.  The net increase in retained earnings included $5.9 million in net earnings reported year-to-date, offset by $1.6 million in dividend payments.  Net unfavorable foreign currency translation of $18.5 million was reported as the U.S. Dollar strengthened against the Euro and Asian currencies during the first six months of fiscal 2009.  The remaining movement of $0.9 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s pension plans.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs.  As of December 26, 2008, the Company had available borrowings under its $35 million revolving line of credit of $11.1 million.  Furthermore, the Company has over $11 million in cash at its subsidiaries around the world, approximately 51% of which is considered permanently reinvested.  Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

As of December 26, 2008, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$23,900		$23,900
Long-term debt	$28,024	$672	$4,452	$8,507	$14,393
Operating leases	$12,992	$3,250	$5,812	$3,637	$293
Total obligations	$64,916	$3,922	$34,164	$12,144	$14,686

New Accounting Releases

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.”  This FSP provides guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures required under this FSP are to provide users of financial statements with an understanding of:
a)	How investment allocation decisions are made;
b)	The major categories of plan assets;
c)	The inputs and valuation techniques used to measure the fair value of plan assets;
d)	The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and
e)	Significant concentrations of risk within plan assets.

The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009, and earlier application is permitted.  This FSP is not expected to have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This FSP is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.”  This statement enhances the disclosures regarding derivatives and hedging activities by requiring:
•	Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;
•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	Disclosure of information about credit-risk-related contingent features; and
•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.
SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This statement will significantly change the accounting for business combinations, requiring the acquiring entity to recognize the acquired assets and liabilities at the acquisition date fair value with limited exceptions.  The statement also includes a substantial number of new disclosure requirements.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008.  Earlier adoption is prohibited.  Accordingly, the Company will be subject to SFAS No. 141(R) beginning on July 1, 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  On February 12, 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 in the first quarter of fiscal 2009 for those assets and liabilities not subject to the one year deferral granted in FSP 157-2, with no material impact to the financial statements.  The Company is currently evaluating the impact of adopting SFAS No. 157 for the assets and liabilities subject to the one year deferral granted under FSP 157-2, for which SFAS No. 157 will become effective for fiscal years beginning after November 15, 2008.

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

During June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.”  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements by standardizing the level of confidence needed to recognize uncertain tax benefits and the process for measuring the amount of benefit to recognize.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The Company adopted the provisions of FIN 48 as of July 1, 2007, with no material impact to the Company’s financial statements.

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

The Company’s significant accounting policies are described in Note A of the Company’s Annual Report filed on Form 10-K for June 30, 2008.  Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates.  However, the policies management considers most critical to understanding and evaluating our reported financial results are the following:

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

Goodwill

In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that an impairment might exist.  The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions or third party valuations.  The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value.  The impairment testing performed by the Company at June 30, 2008 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying value, including goodwill and as such, no impairment existed at that time.  While the Company believes its judgments and assumptions were reasonable, different assumptions, economic factors and/or market indicators could change the estimated fair values of the Company’s reporting units and, therefore, impairment charges could be required in the future.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2010, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 26, 2008 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $76,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk – The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $99,000.  These awards were valued at the Company’s December 26, 2008 closing stock price of $7.00.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 35% of the Company’s revenues in the six months ended December 26, 2008 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 86% was denominated in Euro with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2009 and 2008 was the Euro.  At December 26, 2008, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $547,000 with a weighted average maturity of 176 days.  The fair value of the Company’s contracts was a gain of approximately $60,000 at December 26, 2008.  At June 30, 2008, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $752,000 with a weighted average maturity of 34 days.  The fair value of the Company’s contracts was a minimal gain at June 30, 2008.

Item 4.                     Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

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

(b)           Changes in Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  During the first quarter of fiscal 2009, the Company implemented a new enterprise resource planning (ERP) system at its North American manufacturing operation.  As a result of the implementation, the Company initiated a process to review and redesign, as necessary, the controls impacted by the new ERP system, which was substantially completed by the end of the second fiscal quarter.  Further testing and validation of the revised controls will continue through the third quarter.  Despite the process to review, redesign and test controls, as necessary, management believes adequate disclosure controls and procedures remained in place during the quarter covered by this report.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities of the Company sold by the Company during the six months ended December 26, 2008, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 27, 2008 – October 31, 2008	0	NA	0	500,000

November 1 - 28, 2008	250,000	7.25	250,000	250,000

November 29, 2008 - December 26, 2008	0	NA	0	250,000

Total	0		0

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held October 17, 2008, the number of votes cast for, against, abstentions or broker non-votes with respect to each matter were as follows:

Proposal No. 1 – Election of Directors to serve until the Annual Meeting in 2011:

Michael E. Batten	For:	7,596,431	Authority withheld:	2,494,983
David R. Zimmer	For:	7,553,780	Authority withheld:	2,537,634
Michael Doar	For:	9,409,477	Authority withheld:	681,937

Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm:

The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2009 with 9,740,088 votes for ratification, 320,033 votes against and 31,293 votes abstaining.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 4, 2009	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer