Form 10-Q
period 2009-05-06
TWIN DISC INC
filed 2009-05-06
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 27, 2009

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
Yes                      No  √

At April 30, 2009, the registrant had 11,029,344 shares of its common stock outstanding.

TWIN DISC, INC. - FORM 10-Q
FOR THE QUARTER ENDED MARCH 27, 2009

Part I.                                FINANCIAL INFORMATION

Item 1.                      Financial Statements

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	March 27,	June 30,
	2009	2008
Assets
Current assets:
Cash	$12,303	$14,447
Trade accounts receivable, net	55,102	67,611
Inventories, net	97,906	97,691
Deferred income taxes	6,265	6,297
Other	8,780	9,649

Total current assets	180,356	195,695

Property, plant and equipment, net	63,548	67,855
Goodwill, net	16,651	18,479
Deferred income taxes	5,045	5,733
Intangible assets, net	7,366	9,589
Other assets	6,039	7,277

	$279,005	$304,628
Liabilities and Shareholders' Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$2,313	$1,730
Accounts payable	31,808	37,919
Accrued liabilities	37,615	49,939

Total current liabilities	71,736	89,588

Long-term debt	55,695	48,227
Accrued retirement benefits	32,713	34,325
Other long-term	1,224	2,163

	161,368	174,303

Minority interest	677	679

Shareholders' equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	14,225	14,693
Retained earnings	148,776	142,361
Accumulated other comprehensive (loss) income	(15,785)	2,446
	147,216	159,500
Less treasury stock, at cost
(2,070,124 and 1,929,354 shares, respectively)	30,256	29,854

Total shareholders' equity	116,960	129,646

	$279,005	$304,628

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2009	2008	2009	2008

Net sales	$69,292	$85,838	$223,562	$241,345
Cost of goods sold	50,141	59,211	161,386	165,522

Gross profit	19,151	26,627	62,176	75,823

Marketing, engineering and administrative expenses	14,517	14,969	47,843	47,041

Earnings from operations	4,634	11,658	14,333	28,782

Interest expense	526	757	1,837	2,325
Other expense, net	1,049	194	37	368
	1,575	951	1,874	2,693

Earnings before income taxes and minority interest	3,059	10,707	12,459	26,089
Income taxes	362	2,719	3,639	8,686

Earnings before minority interest	2,697	7,988	8,820	17,403

Minority interest	153	(59)	(72)	(160)

Net earnings	$2,850	$7,929	$8,748	$17,243

Dividends per share	$0.0700	$0.0700	$0.2100	$0.1950

Earnings per share data:
Basic earnings per share	$0.26	$0.71	$0.79	$1.52
Diluted earnings per share	$0.26	$0.70	$0.78	$1.51

Weighted average shares outstanding data:
Basic shares outstanding	11,006	11,198	11,127	11,318
Dilutive stock awards	35	112	70	129
Diluted shares outstanding	11,041	11,310	11,197	11,447

Comprehensive income (loss):
Net earnings	$2,850	$7,929	$8,748	$17,243
Adjustment for amortization of net actuarial loss
and prior service cost	470	231	1,412	694
Foreign currency translation adjustment	(1,119)	4,799	(19,643)	11,884

Comprehensive income (loss)	$2,201	$12,959	$(9,483)	$29,821

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended
	March 27,	March 28,
	2009	2008

Cash flows from operating activities:
Net earnings	$8,748	$17,243
Adjustments to reconcile net earnings to
net cash provided by operating activities:
Depreciation and amortization	7,308	5,426
Other non-cash changes, net	417	2,391
Net change in working capital, excluding cash	(15,973)	(13,908)

Net cash provided by operating activities	500	11,152

Cash flows from investing activities:
Acquisitions of fixed assets	(6,631)	(10,605)
Proceeds from sale of fixed assets	56	263
Other, net	1,111	(337)

Net cash used by investing activities	(5,464)	(10,679)

Cash flows from financing activities:
Increase (decrease) in notes payable, net	898	(98)
Proceeds from long-term debt	7,939	12,880
Proceeds from exercise of stock options	110	133
Purchase of treasury stock	(1,813)	(15,643)
Dividends paid	(2,333)	(2,220)
Other	(252)	19

Net cash provided (used) by financing activities	4,549	(4,929)

Effect of exchange rate changes on cash	(1,729)	1,888

Net change in cash	(2,144)	(2,568)

Cash balance:
Beginning of period	14,447	19,508

End of period	$12,303	$16,940

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

Certain balances in the prior fiscal year have been reclassified to conform to the presentation adopted in the current year.  This reclassification impacted the Company’s Condensed Consolidated Statements of Cash Flow, resulting in a transfer of $337,000 from operating activities to investing activities.

New Accounting Releases

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional clarification on the determination of fair value, including illustrative examples.  FSP FAS 157-4 is effective for interim and annual periods beginning after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP provides guidance on determining whether an impairment is other than temporary, provides examples to be considered and identifies reporting requirements related to such impairments.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods beginning after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosure about the fair value of financial instruments whenever summarized financial information for interim periods is issued, and requires disclosure of the fair value of all financial instruments (where practicable) in the body or accompanying notes of interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim periods beginning after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is not expected to have a material impact on the Company’s financial statements ..

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated, and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this FSP is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.”  This FSP provides guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures required under this FSP are to provide users of financial statements with an understanding of:
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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted SFAS No. 161 in its fiscal third quarter, however these disclosures were considered immaterial due to the nature and fair value of the derivatives held by the Company at March 27, 2009.

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

B.      Inventory

The major classes of inventories were as follows (in thousands):

	March 27,	June 30,
	2009	2008
Inventories:
Finished parts	$61,793	$53,697
Work in process	12,174	20,725
Raw materials	23,939	23,269

	$97,906	$97,691

The year end fiscal 2008 figures were revised to reflect subcomponents in raw materials rather than finished parts.  Finished parts now more properly reflects goods in a saleable state.

C.      Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and nine month periods ended March 27, 2009 and March 28, 2008 (in thousands).

	Three Months Ended		Nine Months Ended
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2009	2008	2009	2008

Reserve balance, beginning of period	$8,231	$7,802	$8,125	$7,266
Current period expense	2,068	1,191	4,175	3,333
Payments or credits to customers	(2,372)	(1,151)	(3,928)	(3,089)
Translation	(161)	279	(606)	611

Reserve balance, end of period	$7,766	$8,121	$7,766	$8,121

D.      Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.      Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2009	2008	2009	2008

Manufacturing segment sales	$65,931	$78,689	$201,308	$214,881
Distribution segment sales	25,741	28,702	83,712	84,328
Inter/Intra segment elimination - manufacturing	(16,738)	(16,014)	(45,973)	(44,469)
Inter/Intra segment elimination - distribution	(5,642)	(5,539)	(15,485)	(13,395)

Net sales	$69,292	$85,838	$223,562	$241,345

Manufacturing segment earnings	$3,165	$9,033	$11,608	$25,849
Distribution segment earnings	1,531	2,011	7,026	7,251
Corporate and eliminations	(1,637)	(337)	(6,175)	(7,011)

Earnings before income taxes
and minority interest	$3,059	$10,707	$12,459	$26,089

	Mar. 27,	June 30,
Assets	2009	2008

Manufacturing segment assets	$351,988	$369,842
Distribution segment assets	66,268	67,223
Corporate assets and elimination
of inter-company assets	(139,251)	(132,437)

	$279,005	$304,628

F.      Stock-Based Compensation

In fiscal 2009 and 2008, the Company granted a target number of 88,500 and 52,758 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock unit awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 106,200.  Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2009 at the target payout level.  The performance stock unit awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010.  The performance stock unit awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 63,310.  Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2008 at the targeted payout level.  There were 214,300 and 202,178 unvested stock unit awards outstanding at March 27, 2009 and March 28, 2008, respectively.  The performance stock unit awards are remeasured at fair-value (based upon the Company’s stock price) at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  Compensation expense (income) for the three and nine months ended March 27, 2009, related to the performance stock unit awards, approximated $64,000 and $(607,000), respectively.  Compensation (income) for the three and nine months ended March 28, 2008, related to the performance stock unit awards, approximated $(1,888,000) and $(638,000), respectively.

In fiscal 2009 and 2008, the Company granted a target number of 66,500 and 37,310 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 79,800.  Based upon actual results to date, the Company is accruing the performance stock awards granted in 2009 at the targeted payout level.  The performance stock awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010.  The performance stock awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 44,772.  Based upon actual results to date, the Company is accruing the performance stock awards granted in fiscal 2008 at the target payout level.  There were 176,868 and 218,558 unvested stock awards outstanding at March 27, 2009 and March 28, 2008, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  Compensation expense for the three and nine months ended March 27, 2009, related to performance stock awards, approximated $320,000 and $920,000, respectively.  Compensation expense for the three and nine months ended March 28, 2008, related to performance stock awards, approximated $244,000 and $695,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation expense over the vesting period, which is generally 1 to 4 years.  During fiscal 2009 and 2008, the Company granted 17,700 and 7,200 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 23,700 and 20,000 unvested shares outstanding March 27, 2009 and March 28, 2008, respectively.  Compensation expense for the three and nine months ended March 27, 2009, related to restricted stock grants, approximated $43,000 and $164,000, respectively.  Compensation expense for the three and nine months ended March 28, 2008, related to restricted stock grants, approximated $43,000 and $111,000, respectively.

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

	Three Months Ended		Nine Months Ended
	Mar. 27,	Mar. 28,	Mar. 27,	Mar. 28,
	2009	2008	2009	2008

Pension Benefits:
Service cost	$298	$305	$885	$896
Interest cost	1,769	1,738	5,296	5,190
Expected return on plan assets	(2,237)	(2,411)	(6,698)	(7,206)
Amortization of prior service cost	(180)	(180)	(539)	(539)
Amortization of transition obligation	17	21	48	52
Amortization of net loss	801	428	2,402	1,282
Net periodic benefit cost (income)	$468	$(99)	$1,394	$(325)

Postretirement Benefits:
Service cost	$9	$9	$28	$28
Interest cost	325	341	973	1,025
Amortization of net loss	137	133	412	399
Net periodic benefit cost	$471	$483	$1,413	$1,452

The Company previously disclosed in its financial statements for the year ended June 30, 2008, that it expected to contribute $302,000 to its pension plan in fiscal 2009.  As of March 27, 2009, $227,000 in contributions have been made.

H.       Income Taxes

The Company has approximately $797,000 of unrecognized tax benefits as of March 27, 2009 which, if recognized, would favorably impact the effective tax rate.  We anticipate the decline of approximately $90,000 of unrecognized tax benefits during the next twelve months.

During the three months ended March 27, 2009, unrecognized tax benefits increased approximately $172,000 due mainly to a change in the estimated realization of  research and development credits.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2003 through 2008 for our major operations in the U.S., Italy, Belgium, and Japan.  The U.S. Internal Revenue Service is currently auditing our consolidated income tax return for fiscal 2006.  Other audits currently underway include those in Singapore and Italy.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2009.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of March 27, 2009, total accrued interest and penalties with respect to income taxes was approximately $102,000 that would favorably affect the effective tax rate if recognized.

I.        Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the nine months ended March 27, 2009 were as follows (in thousands):

Balance at June 30, 2008	$18,479
Translation adjustment	(1,828)

Balance at March 27, 2009	$16,651

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of March 27, 2009 and June 30, 2008 are as follows (in thousands):

	March 27,	June 30,
	2009	2008
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(5,936)	(5,176)
Translation adjustment	207	1,235

Total	$5,327	$7,115

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense was $244,000 and $760,000 for the three and nine months ended March 27, 2009, respectively, and $242,000 and $712,000 for the three and nine months ended March 28, 2008, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2009 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2009	$232
2010	724
2011	724
2012	724
2013	682
2014	682

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 27, 2009 and June 30, 2008 are $2,039,000 and $2,474,000, respectively.  These assets are comprised of acquired tradenames.

J.   Long-term Debt

Notes payable and long-term debt at March 27, 2009 and June 30, 2008 consisted of the following (in thousands):

	March 27,	June 30,
	2009	2008

Revolving loan	$28,300	$19,700
10-year unsecured senior notes	25,000	25,000
Notes payable	-	1,010
Other	4,708	4,247
Subtotal	58,008	49,957
Less: current maturities and short-term borrowings	(2,313)	(1,730)
Total long-term debt	$55,695	$48,227

At March 27, 2009, the Company is in compliance with all covenants and other requirements set forth in its revolving loan and note agreements.

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

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values.  This resolution superseded the resolution previously adopted by the Board in January 2002.  On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values.  On February 1, 2008, the Board of Directors authorized the purchase of an additional 500,000 shares of Common Stock at market values.  The Company purchased 250,000 shares of its outstanding Common Stock in the second quarter of fiscal 2009 at an average price of $7.25 per share for a total cost of $1,813,000.  In fiscal 2008, the Company repurchased 660,000 shares of its outstanding Common Stock at an average price of $23.70 per share at a total cost of $15,643,000.

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

Results of Operations

(In thousands)
	Three Months Ended				Nine Months Ended
	March 27,		March 28,		March 27,		March 28,
	2009	%	2008	%	2009	%	2008	%

Net sales	$69,292		$85,838		$223,562		$241,345
Cost of goods sold	50,141		59,211		161,386		165,522

Gross profit	19,151	27.6%	26,627	31.0%	62,176	27.8%	75,823	31.4%

Marketing, engineering and
administrative expenses	14,517	21.0	14,969	17.4	47,843	21.4	47,041	19.5

Earnings from operations	$4,634	6.7	$11,658	13.6	$14,333	6.4	$28,782	11.9

Comparison of the Third Quarter of FY 2009 with the Third Quarter of FY 2008

Net sales for the third quarter decreased 19.3%, or $16.5 million, to $69.3 million from $85.8 million in the same period a year ago.  Compared to the third quarter of fiscal 2008, the U.S. Dollar strengthened against the Euro and Asian currencies.  The translation effect of this strengthening on foreign operations was to decrease revenues by approximately $2.9 million versus the prior year, before eliminations.  Adjusting for the impact of foreign currency translation on the third fiscal quarter, sales would have been down just under 16% versus the same period last fiscal year.  The decline in sales for the fiscal 2009 third quarter was primarily due to lower sales of products to customers in the mega yacht, oil and gas, and industrial markets.  This was partially offset by higher sales to customers in the commercial marine, land-based military and airport rescue fire fighting (ARFF) markets.

Sales at our manufacturing segment were down 16.2%, or $12.8 million, to $65.9 million from $78.7 million in the same period last year.  Compared to the third quarter of fiscal 2008, the U.S. Dollar strengthened against the Euro and Asian currencies.  The translation effect of this strengthening on foreign manufacturing operations was to decrease revenues by approximately $3.0 million versus the prior year, before eliminations.  Sales at our U.S. domestic manufacturing locations were down just under 7%.  Continued softening in transmission sales for the land-based oil and gas market, and lower propulsion system and industrial product shipments were only partially offset by improved shipments for the commercial marine product markets.  Sales at our Belgian manufacturing location were down approximately 12% over the same period last year.  Adjusting for the negative translation effect of a weakening Euro versus the U.S. Dollar, sales were down just over 2%.  Our Italian manufacturing operations saw a nearly 46% decrease in sales compared to fiscal 2008’s third quarter.  The majority of this decrease is due to decreased sales of low horsepower marine transmissions and propulsion systems for the Italian and European pleasure craft and mega yacht markets.  In addition, there was a softening in industrial product markets in the Italian and European market.  Just under one-fifth of the decrease can be attributed to the translation effect of a strengthening U.S. Dollar versus the third quarter of last fiscal year.  The Company’s Swiss manufacturing operation, which manufactures propellers for high-end pleasure craft and military patrol boat applications, experienced a 38% decrease in sales versus the prior year’s third fiscal quarter.  The Company continued to experience a decrease in order activity, cancellations and retiming of orders for pleasure craft marine transmission, boat management and propulsion systems for the global mega yacht market.

Our distribution segment experienced a decrease of 10.3% in sales, or $3.0 million, to $25.7 million from $28.7 million in the same period a year ago.  Compared to the third quarter of fiscal 2008, the U.S. Dollar strengthened against the Euro and Asian currencies.  The translation effect of this strengthening on foreign distribution operations was to decrease revenues by approximately $1.5 million versus the prior year, before eliminations.  The Company’s distribution operations in Italy and Australia saw double digit decreases in pleasure craft marine transmission and boat management system product sales.  This was partially offset by continued strength in commercial marine transmission sales at the Company’s distribution operations in Asia.

The elimination for net inter/intra segment sales increased $0.8 million, accounting for the remainder of the net change in sales versus the same period last year.  This change is primarily due to an increase in shipments from our Japanese joint venture to our distributor in Singapore, due to strong demand in the Asia Pacific region for the high horsepower marine transmissions produced in Japan.

Gross profit as a percentage of sales decreased to 27.6% of sales, compared to 31.0% of sales for the same period last year.  This 340 basis point deterioration can be attributed to reduced sales of higher margin products, higher sales of lower margin products, increased warranty costs ($0.9 million), and an increase in domestic pension expense ($0.4 million).  In addition, the Company’s Belgian operation’s gross profit was favorably affected by the continued relative strength of the U.S. Dollar versus the Euro, when compared to the average rate in fiscal 2008.  This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices.  It is estimated that the year-over-year effect of the stronger U.S. Dollar was to improve margins at our Belgian subsidiary by over $0.8 million in the third fiscal quarter versus the same period a year ago.  Compared to the third quarter of fiscal 2008, the U.S. Dollar strengthened against the Euro and Asian currencies.  The translation effect of this strengthening on foreign operations was to decrease gross margin by approximately $0.9 million versus the prior year, before eliminations.

Marketing, engineering, and administrative (ME&A) expenses were 3.0% lower compared to last year’s third fiscal quarter.  However, due to lower sales volume, ME&A expenses as a percentage of sales were up 3.6 percentage points to 21.0% of sales versus 17.4% of sales in the third quarter of fiscal 2008.  For the third quarter of fiscal 2009, stock based compensation expense totaled $0.4 million compared to income of $1.6 million for the third quarter of fiscal 2008, for a net year-over-year increase of $2.0 million.  Fiscal 2008’s third quarter included a $2.3 million reversal of stock based compensation expense, which reflected the decline of the Company’s stock price during that quarter a year ago.  In addition, expenses related to the Company’s corporate and domestic incentive programs decreased $1.5 million versus the third quarter of fiscal 2008, due to the overall decline in financial performance year-over-year.  This was partially offset by increased IT costs of $0.3 million, primarily depreciation expense, associated with the Company’s new ERP system and higher domestic pension expenses of $0.2 million.  The net impact of foreign currency translation from overseas operations reduced ME&A expenses by approximately $0.8 million when compared to the same period of the prior fiscal year.

Interest expense of $0.5 million was down over 30% compared to fiscal 2008’s third quarter.  In the third quarter of fiscal 2009 and 2008, the Company incurred interest of $0.4 million on the $25 million of Senior Notes that were entered into in April 2006.  In addition, for the third quarter of fiscal 2008, the interest rate on the Company’s revolving credit facility was in the range of 4.36% to 5.85%, whereas for the third quarter of fiscal 2009 the range was 1.67% to 1.75%.  At the same time, the average balance of the Company’s revolving credit facility increased slightly versus the prior year.  However, as a result of the lower interest rate, total interest on the revolver decreased just over $0.2 million.

Other expense of $1.0 million for the quarter was up approximately $0.9 million from the prior year primarily due to exchange losses caused by the strengthening of the U.S. Dollar versus the Japanese Yen.

The effective tax rate for 2009’s third fiscal quarter of 11.8 percent improved over the prior year rate of 25.4 percent due primarily to a 5.9 percent reduction in the Italian corporate tax rate effective with the start of fiscal 2009, a shift in earnings to lower tax subsidiaries, the impact of foreign tax credits on the domestic tax rate and provision to return adjustments recorded in the third quarter based on changes in estimates.  These favorable items were partially offset by an additional reserve recorded due to a change in the estimate of realization of research and development tax credits during the fiscal 2009 third quarter.

Comparison of the First Nine Months of FY 2009 with the First Nine Months of FY 2008

Net sales for the first nine months of fiscal 2009 decreased 7.4%, or $17.8 million, to $223.6 million from $241.3 million in the same period a year ago.  Compared to the first nine months of fiscal 2008, the Euro and Asian currencies weakened, on average, against the U.S. Dollar.  The translation effect of this weakening on foreign operations was to decrease revenues by approximately $1.4 million versus the prior year.  The Company’s North American manufacturing operations saw a continued softening in demand for the Company’s oil and gas transmission products and saw continued weakness in its marine propulsion system shipments for the mega yacht segment of the marine pleasure craft market.  This was partially offset by year-over-year increases in the Company’s industrial product and commercial marine transmission sales.  In addition, vehicular transmission sales for the airport rescue and fire fighting (ARFF) and military markets remained steady.  Overseas, the Company experienced particularly strong increases in sales at our distribution operations in Asia, which serve commercial marine markets.  However, significant softening was experienced in the third fiscal quarter for propulsion and boat management systems for the global mega yacht segment of the pleasure craft market.  As a result, through nine months these product markets are now experiencing a year-over-year decline.

Sales at our manufacturing segment were down 6.3%, or $13.6 million, to $201.3 million from $214.9 million in the same period last year.  Year-to-date, sales at our U.S. domestic manufacturing locations were down almost 8%.  This was primarily due to the continued slow down in sales of land based transmissions for the oil and gas markets and lower sales of propulsion systems for the European mega yacht.  This was partially offset by improved year-over-year sales of commercial marine transmissions.  On a year-to-date basis, sales of industrial products as well as vehicular transmissions for the ARFF and military markets remained steady.  Sales at the Company’s Belgian manufacturing operation are up nearly 4% through the first nine months.  The prior fiscal year’s first nine months was unfavorably affected by material shortages and equipment downtime, as progress continued on the plant re-layout associated with the June 2007 restructuring program.  Our Italian manufacturing operations saw a significant decrease in sales in the third fiscal quarter compared to the prior fiscal year, as noted above.  As a result, sales for the first nine months are down over 17% versus the first nine months of fiscal 2008.  The decrease can be primarily attributed to decreased sales of low horsepower marine transmissions for the Italian and European pleasure craft as well as lower sales of boat management systems for the Italian mega yacht market.  The Company’s Swiss manufacturing operation, which manufactures propellers for high end pleasure craft and military patrol boat applications, experienced a 9.0% increase in sales versus the prior year’s first nine months.  However, as noted above there was a significant fall off in third quarter shipments versus the prior fiscal year’s third quarter.  As noted above, the Company did experience a decrease in order activity, cancellations and retiming of orders for pleasure craft marine transmission, boat management and propulsion systems for the global mega yacht market starting late in the second fiscal quarter of 2009, which accelerated in the third fiscal quarter of 2009.

Our distribution segment experienced a slight decrease of 0.7% in sales, or $0.6 million, to $83.7 million from $84.3 million in the same period a year ago.  The Company’s Asian distribution operations in Singapore and joint venture in Japan saw significant growth in the commercial marine transmission markets.  Partially offsetting these increases, the Company’s distribution operations in Italy and Australia saw double digit decreases in pleasure craft marine transmission and boat management system product sales.  Compared to the first nine months of fiscal 2008, the Euro and Asian currencies weakened, on average, against the U.S. Dollar.  The translation effect of this weakening on foreign distribution operations was to decrease revenues by approximately $0.7 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales increased $3.6 million, accounting for the remainder of the net change in sales versus the same period last year.  This change is primarily due to an increase in shipments from our Japanese joint venture to our distributor in Singapore, due to strong demand in the Asia Pacific region for the high horsepower marine transmissions produced in Japan.

Gross profit as a percentage of sales decreased to 27.8% of sales, compared to 31.4% of sales for the same period last year.  This 360 basis point deterioration can be attributed to reduced sales of higher margin products, higher sales of lower margin products, increased warranty costs ($0.8 million), and an increase in domestic pension expense ($1.2 million) partially offset by higher pricing and expanded outsourcing.  In addition, the Company’s Belgian operation’s gross profit was favorably affected by the continued relative strength of the U.S. Dollar versus the Euro, when compared to the average rate in fiscal 2008.  This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices.  It is estimated that the year-over-year effect of the stronger U.S. Dollar was to improve margins at our Belgian subsidiary by over $1.0 million in the first nine months of fiscal 2009 versus the same period a year ago.  Compared to the first nine months of fiscal 2008, the U.S. Dollar strengthened against the Euro and Asian currencies.  The translation effect of this strengthening on foreign operations was to decrease gross margin by approximately $1.8 million versus the prior year, before eliminations.

Marketing, engineering, and administrative (ME&A) expenses were 1.7% higher compared to last year’s first nine months.  ME&A expenses as a percentage of sales were up 1.9 percentage points to 21.4% of sales versus 19.5% of sales in the first nine months of fiscal 2008.  On a year-to-date basis, expenses related to the Company’s corporate and domestic incentive programs decreased $2.3 million versus the first nine months of fiscal 2008, due to the overall decline in financial performance year-over-year.  This was offset by increased IT costs of $1.4 million, primarily depreciation expense, associated with the Company’s new ERP system and higher domestic pension expenses of $0.5 million.  In addition, there were severance costs of $1.3 million booked in the second fiscal quarter of 2009.  For the first nine months of fiscal 2009, stock based compensation expense totaled $0.5 million compared to $0.2 million for the first nine months of fiscal 2008.  As noted above, fiscal 2008’s third quarter included a $2.3 million reversal of stock based compensation expense, which reflected the decline of the Company’s stock price during that quarter a year ago.  The net impact of foreign currency translation from overseas operations reduced ME&A expenses by approximately $0.8 million when compared to the same period of the prior fiscal year.

Interest expense of $1.8 million was down 21% compared to fiscal 2008’s first nine months.  In the first nine months of fiscal 2009 and 2008, the Company incurred interest of $1.1 million on the $25 million of Senior Notes that were entered into in April 2006.  In addition, for the first nine months of fiscal 2008, the interest rate on the Company’s revolving credit facility was in the range of 4.36% to 6.97%, whereas for the first nine months of fiscal 2009 the range was 1.67% to 4.00%.  At the same time, the average balance of the Company’s revolving credit facility increased slightly versus the prior year.  However, as a result of the lower interest rate, total interest on the revolver decreased just over $0.5 million.

Year-to-date, the effective tax rate of 29.2 percent improved over the prior year rate of 33.3 percent due primarily to a 5.9 percent reduction in the Italian corporate tax rate effective with the start of fiscal 2009, a shift in earnings to lower tax subsidiaries and the impact of foreign tax credits on the domestic tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between March 27, 2009 and June 30, 2008

As of March 27, 2009, the Company had net working capital of $108.6 million, which represents an increase of $2.5 million, or 2%, from the net working capital of $106.1 million as of June 30, 2008.

Cash decreased 14.8% to $12.3 million as of March 27, 2009.  The majority of the cash as of March 27, 2009 is at the Company’s overseas operations in Europe and Asia-Pacific.  Of the nearly $2.1 million decrease since the start of the fiscal year, roughly $1.7 million can be attributed to effect of exchange rate changes on cash.

Trade receivables of $55.1 million were down $12.5 million from last fiscal year-end.  The effect of foreign currency translation due to the strengthening U.S. Dollar versus the Euro and Asian currencies was to decrease trade accounts receivables by just under $7.2 million versus the end of the prior fiscal year.  The overall decrease in accounts receivable was consistent with the lower sales volume experienced in the last two fiscal quarters.  Due to the global economic slowdown, the Company began to see an increase in requests for extended payment terms beyond its customary practice in the second fiscal quarter and into the third fiscal quarter.  Management continues to actively monitor accounts receivables and work with customers on a global basis.

Net inventory increased by $0.2 million, or 0.2%, versus June 30, 2008 to $97.9 million.  The effect of foreign currency translation due to the strengthening U.S. Dollar versus the Euro and Asian currencies was to decrease net inventories by just under $12 million versus the end of the prior fiscal year.  The majority of the net increase in inventory, after the effect of foreign exchange, came at the Company’s domestic manufacturing location and Asian distribution operation.  The increase at the Company’s domestic manufacturing operation is the result of customer reschedules and the impact of dual sourcing of component parts as we transition to low-cost suppliers.  The increase at the Asian distribution operation can be attributed to the timing of shipments to customers.  On a consolidated basis, as of March 27, 2009, the Company’s backlog of orders to be shipped over the next six months approximates

$81.5 million, down 33% since the year began and 35% compared with the same period a year ago.  Of the $39.2 million decrease experienced since the beginning of the fiscal year, approximately $4.7 million can be attributed to the effect of foreign currency translation.  The reduction of inventory levels at both the Company’s manufacturing and distribution operations around the world continues to be a priority for the balance of fiscal 2009 and beyond.

Net property, plant and equipment (PP&E) decreased $4.3 million versus June 30, 2008.  This includes the addition of $6.6 million in capital expenditures, primarily at the Company’s domestic and Belgian manufacturing operations, which was offset by depreciation of $6.5 million.  The net remaining decrease of $4.4 million is due to the effects of foreign currency translation.  As a result of current external business factors, the Company has revised its capital expenditure projection for the year and now expects to invest between $10 and $12 million in capital assets in fiscal 2009, compared to its prior estimate of between $15 and $17 million.  The quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  This compares to $15.0 million in capital expenditures in fiscal 2008, $15.7 million in fiscal 2007 and $8.4 million in fiscal 2006.  The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the implementation of the global ERP system.

Accounts payable as of March 27, 2009 of $31.8 million were down $6.1 million, or 16.1%, from June 30, 2008.  The effect of foreign currency translation due to the strengthening U.S. Dollar versus the Euro and Asian currencies was to decrease accounts payable by just under $2.7 million versus the end of the prior fiscal year.  The net remaining decrease after adjusting for the impact of foreign currency translation is primarily the result of the overall downturn in business, decrease in the order backlog and the focus on reducing inventory levels.

Total borrowings, notes payable and long-term debt, as of March 27, 2009 increased by $8.1 million, or 16%, to $58.0 million versus June 30, 2008.  This increase was driven by the increase in working capital, primarily inventory, the payment of annual incentive and bonus awards for fiscal 2008 performance in the first fiscal quarter of 2009 and a $1.8 million stock repurchase in the fiscal second quarter, partially offset by net cash provided by operating activities.  In the second fiscal quarter, the Company repurchased 250,000 shares of its outstanding common stock at an average price of $7.25 per share.  For the balance of fiscal 2009, the Company is not required to make any additional contributions to its domestic defined benefit plans.  However, based on overall financial performance and cash flows, the Company may elect to make further contributions beyond those required.  At March 27, 2009, the Company is in compliance with all covenants and other requirements set forth in its revolving loan and note agreements.  The first installment of $3.6 million on the Company’s unsecured $25 million 6.05% Senior Notes is due in April 2010.

Total shareholders’ equity decreased by $12.7 million to a total of $117.0 million.  Retained earnings increased by $6.4 million.  The net increase in retained earnings included $8.7 million in net earnings reported year-to-date, offset by $2.3 million in dividend payments.  Net unfavorable foreign currency translation of $19.6 million was reported as the U.S. Dollar strengthened against the Euro and Asian currencies during the first nine months of fiscal 2009.  The remaining movement of $1.4 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s pension plans.

The Company’s balance sheet remains strong, there are no off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs.  As of March 27, 2009, the Company had available borrowings under its $35 million revolving line of credit of nearly $7 million.  Furthermore, the Company has over $12 million in cash at its subsidiaries around the world, approximately 45% of which is considered permanently reinvested.  Management believes that available cash, our revolver facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

As of March 27, 2009, the Company has obligations under non-cancelable operating lease contracts and a senior note agreement for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Short-term borrowing	$1,652	$1,652
Revolver borrowing	$28,300		$28,300
Long-term debt	$28,056	$661	$4,421	$8,584	$14,390
Operating leases	$12,992	$3,250	$5,812	$3,637	$293
Total obligations	$71,000	$5,563	$38,533	$12,221	$14,683

New Accounting Releases

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional clarification on the determination of fair value, including illustrative examples.  FSP FAS 157-4 is effective for interim and annual periods beginning after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP provides guidance on determining whether an impairment is other than temporary, provides examples to be considered and identifies reporting requirements related to such impairments.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods beginning after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosure about the fair value of financial instruments whenever summarized financial information for interim periods is issued, and requires disclosure of the fair value of all financial instruments (where practicable) in the body or accompanying notes of interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim periods beginning after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is not expected to have a material impact on the Company’s financial statements ..

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated, and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Adoption of this FSP is not expected to have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets.”  This FSP provides guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures required under this FSP are to provide users of financial statements with an understanding of:
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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted SFAS No. 161 in its fiscal third quarter, however these disclosures were considered immaterial due to the nature and fair value of the derivatives held by the Company at March 27, 2009.

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

As indicated above, the Company tests for goodwill impairment between annual tests if an event occurs or circumstances change that would "more likely than not" reduce the fair value of the reporting unit below the unit’s carrying amount.  In our evaluation of interim triggering events, we considered, among others, the decline in the Company's stock price since June 30, 2008.  The Company concluded that these events did not constitute triggering events as it would be more likely than not that the fair value of the reporting unit would still exceed its carrying amount as of March 27, 2009.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $35,000,000 revolving loan agreement expiring October 31, 2010, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1% and 2.75%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 27, 2009 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in annual pretax interest expense of approximately $50,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk – The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $117,000.  These awards were valued at the Company’s March 27, 2009 closing stock price of $6.46.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 33% of the Company’s revenues in the nine months ended March 27, 2009 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 87% was denominated in Euro with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the

changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2009 and 2008 was the Euro.  At March 27, 2009, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $150,000 with a weighted average maturity of 57 days.  The fair value of the Company’s contracts was a gain of approximately $4,000 at March 27, 2009.  At June 30, 2008, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $752,000 with a weighted average maturity of 34 days.  The fair value of the Company’s contracts was a minimal gain at June 30, 2008.

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

(b)           Changes in Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  During the first quarter of fiscal 2009, the Company implemented a new enterprise resource planning (ERP) system at its North American manufacturing operation.  As a result of the implementation, the Company initiated a process to review and redesign, as necessary, the controls impacted by the new ERP system, which was substantially completed by the end of the second fiscal quarter.  Further testing and validation of the revised controls continued through the third quarter, with final testing to be completed in the fourth quarter.  Despite the process to review, redesign and test controls, as necessary, management believes adequate disclosure controls and procedures remained in place during the quarter covered by this report.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities of the Company sold by the Company during the nine months ended March 27, 2009, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

200,000 shares of Company common stock offered through the Plan, as well as an indeterminate amount of Plan participation interests.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 27, 2008 – January 30, 2009	0	NA	0	250,000

January 31, 2009 – February 27, 2009	0	NA	0	250,000

February 28, 2009 – March 27, 2009	0	NA	0	250,000

Total	0		0

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 6, 2009	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer