Form 10-K
TWIN DISC INC
filed 2009-09-11
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009
Commission File Number 1-7635

TWIN DISC, INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0667110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1328 Racine Street, Racine, Wisconsin	53403
(Address of Principal Executive Office)	(Zip Code)

Registrant's Telephone Number, including area code:	(262) 638-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common stock, no par	The NASDAQ Stock Market LLC
Preferred stock purchase rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405of the Securities Act.
YES  [   ]  NO  [ √ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  [   ]  NO  [ √ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [√ ]  NO  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES  [   ]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ √ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer [   ]       Accelerated Filer [ √ ]                                                                                                  Non-accelerated Filer [   ]          Smaller reporting company [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES  [   ]  NO  [ √ ]

At December 26, 2008, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $58,579,283.  Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 21, 2009, the registrant had 11,184,626 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TWIN DISC, INC. - FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers.  The Company also competes for business with parts manufacturing divisions of some of its major customers.  Primary competitive factors for the Company’s products are performance, price, service and availability.  The Company’s top ten customers accounted for approximately 39% of the Company's consolidated net sales during the year ended June 30, 2009.  There was one customer, Sewart Supply, Inc., that accounted for approximately 10% of consolidated net sales in fiscal 2009.

Unfilled open orders for the next six months of $60,583,000 at June 30, 2009 compares to $120,774,000 at June 30, 2008.  The Company’s domestic manufacturing operation saw an increase in backlog for airport rescue and fire fighting and military vehicular transmissions.  This was more than offset by decreases in the six-month backlogs for marine and oil and gas transmissions, industrial products and propulsion systems, due to continued softening in the end markets for these products.  The Company’s European manufacturing operations saw a net decrease in their six-month backlogs, primarily for products serving the Italian and global mega yacht markets.  Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog.  However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate.  Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other charges for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,636,000, $2,788,000 and $3,329,000 in fiscal 2009, 2008 and 2007, respectively.  Total engineering and development costs were $9,142,000, $9,025,000 and $9,327,000 in fiscal 2009, 2008 and 2007, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2009 was 959.

A summary of financial data by segment and geographic area for the years ended June 30, 2009, 2008 and 2007 appears in Note J to the consolidated financial statements.

The Company’s internet website address is www.twindisc.com.  The Company makes available free of charge (other than an investor’s own internet access charges) through its website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission.  In addition, the Company makes available, through its website, important corporate governance materials.  This information is also available from the Company upon request.  The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

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

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling, and are thus dependent upon the strength of those markets and oil prices.  In recent years, the Company has seen a significant growth in the sales of its products that are used in oil and energy related markets.  The growth in these markets has been spurred by the rise in oil prices and the global demand for oil.  In addition, there has been a substantial increase in capital investment by companies in these markets.  In the most recent fiscal year, a significant decrease in oil prices, the demand for oil and capital investment in the oil and energy markets had an adverse effect on the sales of these products and ultimately on the Company’s profitability.  A continued softening or further deterioration in global oil and gas markets could have a further adverse effect on the sales of these products and ultimately on the Company’s profitability.

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

In the event of an increase in the global demand for steel, the Company could be adversely affected if it experiences shortages of raw castings and forgings used in the manufacturing of its products.  With the continued development of certain third world economies, in particular China and India, the global demand for steel has risen significantly in recent years.  The Company selects its suppliers based on a number of criteria, and we expect that they will be able to support our growing needs.  However, there can be no assurance that a significant increase in demand, capacity constraints or other issues experienced by the Company’s suppliers will not result in shortages or delays in their supply of raw materials to the Company.  If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates which would adversely affect our sales, profitability and relationships with our customers.

If the Company were to lose business with any key customers, the Company’s business would be adversely affected.  Although there was only one customer that accounted for 10% or more of consolidated net sales in fiscal 2009, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

The Company continues to face the prospect of increasing commodity costs, including steel, other raw materials and energy that could have an adverse effect on future profitability.  To date, the Company has been successful with offsetting the effects of increased commodity costs through cost reduction programs and pricing actions.  However, if material prices were to continue to increase at a rate that could not be recouped through product pricing, it could potentially have an adverse effect on our future profitability.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition.  Sales to customers outside the United States approximated 61% of our consolidated net sales for fiscal 2009.  We have international manufacturing operations in Belgium, Italy and Switzerland.  In addition, we have international distribution operations in Singapore, China, Australia, Japan,

Italy and Canada.  Our international sales and operations are subject to a number of risks, including:

Þ	currency exchange rate fluctuations
Þ	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds
Þ	problems with the transportation or delivery of our products
Þ	issues arising from cultural or language differences and labor unrest
Þ	longer payment cycles and greater difficulty in collecting accounts receivables
Þ	compliance with trade and other laws in a variety of jurisdictions

These factors could adversely affect our business, results of operations or financial condition.

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand.  The majority of the Company’s manufacturing, based on fiscal 2009’s sales, came from its two facilities in Racine, Wisconsin.  If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected.  Interruptions in production would increase costs and reduce sales.  Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition.  The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss.  However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations.  Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers.  If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Any failure to meet our debt obligations and satisfy financial covenants could adversely affect our business and financial condition.  Throughout 2008 and continuing into 2009, general worldwide economic conditions have experienced a downturn due to the combined effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  These conditions make it difficult for customers, vendors and the Company to accurately forecast and plan future business activities, and cause U.S. and foreign businesses to slow spending on products, which delay and lengthen sales cycles.  These conditions led to declining revenues in several of the Company’s divisions in fiscal 2009.  The Company’s amended revolving credit facility and senior notes agreements require it to maintain specified quarterly financial covenants such as a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 and a funded debt to EBITDA ratio of 3.0 or less.  At June 30, 2009, the Company was in compliance with these financial covenants with a four quarter EBITDA total of $30,020,000 and a funded debt to EBITDA ratio of 1.69.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of June 30, 2009, the minimum net worth requirement was $100,614,000 compared to an actual result of $140,988,000 after all required adjustments.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of softening that was anticipated in many of its key markets.  Based on its annual financial plan, which reflects these actions and the softening forecast, the Company believes that it will generate sufficient EBITDA levels throughout fiscal 2010 in order to maintain compliance with its financial covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment.  If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing.  Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

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

The Company believes its properties are well maintained and adequate for its present and anticipated needs.

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

Item 4.              Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended June 30, 2009.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 16, 2009.

Name	Age	Position
Michael E. Batten	69	Chairman and Chief Executive Officer
John H. Batten	44	President and Chief Operating Officer
Christopher J. Eperjesy	41	Vice President – Finance, Chief Financial Officer and Treasurer
James E. Feiertag	52	Executive Vice President
Henri-Claude Fabry	63	Vice President - International Distribution and Managing Director, Twin Disc International S.A.
Dean J. Bratel	45	Vice President - Engineering
Denise L. Wilcox	52	Vice President - Human Resources
Jeffrey S. Knutson	44	Corporate Controller
Thomas E. Valentyn	50	General Counsel and Secretary

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

Henri Claude Fabry, Vice President – International Distribution and Managing Director, Twin Disc International S.A.  Mr. Fabry was appointed to his current position in January 2009, after serving as Vice President – Global Distribution since 2001.  Mr. Fabry joined Twin Disc in 1997 as Director, Marketing and Sales of the Belgian subsidiary.

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

PART  II

Item 5.              Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN.  The price information below, which reflects the impact of the December 31, 2007 stock split, represents the high and low sales prices from July 1, 2007 through June 30, 2009:

	Fiscal Year Ended 6/30/09			Fiscal Year Ended 6/30/08
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$22.94	$12.92	$0.0700	$41.99	$23.51	$0.0550
Second Quarter	15.38	4.02	0.0700	37.47	25.51	0.0700
Third Quarter	8.12	4.54	0.0700	36.35	12.07	0.0700
Fourth Quarter	9.72	6.06	0.0700	23.34	13.38	0.0700

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report.  As of August 21, 2009, shareholders of record numbered 761.  The closing price of Twin Disc common stock as of August 21, 2009 was $12.36.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 28, 2009 – April 24, 2009	0	NA	0	250,000

April 25, 2009 - May 29, 2009	0	NA	0	250,000

May 30, 2009 - June 30, 2009	0	NA	0	250,000

Total	0

On February 1, 2008 the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares have already been repurchased during the second quarter of fiscal 2009.

Performance Graph

The following table compares total shareholder return over the last 5 fiscal years to the Standard & Poor’s 500 Machinery

(Industrial) Index and the Russell 2000 index.  The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers.  The Russell 2000 Index consists of a broad range of 2,000 companies.  The Company believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate.  Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2004 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Item 6.              Selected Financial Data

Financial Highlights
(in thousands, except per share amounts)

Fiscal Years Ended June 30,

Statement of Operations Data:	2009	2008	2007	2006	2005

Net sales	$295,618	$331,694	$317,200	$243,287	$218,472

Net earnings	11,502	24,252	21,852	14.453	6,910

Basic earnings per share	1.04	2.15	1.88	1.26	0.60

Diluted earnings per share	1.03	2.13	1.84	1.22	0.59

Dividends per share	0.28	0.265	0.205	0.1825	0.175

Balance Sheet Data (at end of period):
Total assets	$285,565	$304,628	$267,184	$236,172	$188,037
Total long-term debt	46,348	48,227	42,152	38,369	14,958

Effective May 31, 2006, the Company acquired four related foreign entities:  B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company.  All four entities have a fiscal year ending May 31.  Since the acquisition was also effective May 31, no results of operations for these four acquired entities are included in the consolidated results for the year ended June 30, 2006.  A full year’s results are included in the consolidated results for the years ended June 30, 2007, 2008 and 2009.

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

Results of Operations

(In thousands)

	2009	%	2008	%	2007	%
Net sales	$295,618		$331,694		$317,200
Cost of goods sold	214,175		226,826		214,291

Gross profit	81,443	27.6	104,868	31.6	102,909	32.4

Marketing, engineering and administrative expenses	60,470	20.5	66,349	20.0	63,267	19.9
Restructuring of operations	1,188	0.4	(373)	(0.1)	2,652	0.8

Earnings from operations	$19,785	6.7	$38,892	11.7	$36,990	11.7

Fiscal 2009 Compared to Fiscal 2008

Net Sales

Net sales decreased $36.1 million, or 10.9%, in fiscal 2009.  The year-over-year movement in foreign exchange rates resulted in a net unfavorable translation effect on sales of $4.8 million in fiscal 2009, compared to fiscal 2008.

In fiscal 2009, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were $33.1 million, or 11.1%, lower than in the prior fiscal year.  Year-over-year changes in foreign exchange rates had a net unfavorable impact on sales of $5.9 million.  Sales at the Company’s domestic manufacturing location were down $19.8 million, primarily driven by lower sales of land-based oil and gas transmissions, and surface drives for the global mega yacht market.  The net remaining decrease came at the Company’s European manufacturing operations and was primarily due to the impact of the softening experienced in the second half of the fiscal year in the mega yacht market.  Softening demand as a result of the global economic slowdown unfavorably impacted shipments and order rates in the third and fourth fiscal quarters.

Net sales for distribution operations were down $3.3 million, or 2.9%, in fiscal 2009.  Year-over-year changes in foreign exchange rates had a net unfavorable impact on sales of $2.2 million.  The Company’s distribution operation in Singapore, which serves the Asian market, saw a 35% year-over-year increase in sales.  This increase was primarily driven by increased shipments of commercial marine transmissions for Asian markets.  Offsetting the increase experienced in Asia, the Company’s distribution operations in Europe, Australia and the Southeastern United States experienced declines versus the prior fiscal year due to the continued softening of the global mega yacht market.  The Company provides marine transmissions, and propulsion and boat management systems to serve this market.

Net sales for the Company’s largest product market, marine transmission and propulsion systems, were roughly flat compared to the prior fiscal year.  Sales of the Company’s boat management systems manufactured at our Italian operation and servicing the global mega yacht market, were off approximately 30% versus the prior fiscal year.  This was primarily driven by second half fall-off in sales to builders of mega yachts.  In the off-highway transmission market, the year-over-year decrease of nearly 19% can be attributed primarily to decreased transmission sales in land-based oil field markets, only partially offset by increased sales of the Company’s transmissions for the agricultural tractor market.  Sales of the Company’s vehicular transmissions for the airport rescue and fire fighting and military markets remained at or slightly above year ago levels.  The decrease experienced in the Company’s industrial products of roughly 10% was also due in part to the decreased activity related to oil field markets as well as decreased sales into the agriculture, mining and general industrial markets, primarily in the North American and Italian markets.

The elimination for net intra-segment and inter-segment sales decreased $0.4 million, or 0.4%, from $82.9 million in fiscal 2008 to $82.5 million in fiscal 2009.  Year-over-year changes in foreign exchange rates had a net favorable impact of $3.2 million on net intra-segment and inter-segment sales.

Gross Profit

In fiscal 2009, gross profit decreased $23.4 million, or 22.3%, to $81.4 million.  Gross profit as a percentage of sales decreased 400 basis points in fiscal 2009 to 27.6%, compared to 31.6% in fiscal 2008.  There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2009.  Gross margin for the year was unfavorably impacted by lower volumes, an unfavorable shift in product mix, and an increase in warranty expenses. In addition, the year-over-year movement in foreign exchange rates, primarily driven by movements in the Euro, resulted in a net unfavorable translation effect on gross profit of $3.3 million in fiscal 2009, compared to fiscal 2008.  These adverse effects were partially offset by selective pricing actions, improvements achieved through the Company’s outsourcing and cost reduction programs and lower domestic bonus expense.  On June 3, 2009 the Company announced it would freeze future accruals under the domestic defined benefit pension plans effective

August 1, 2009.  This resulted in a curtailment gain of $1.7 million recorded in the fourth quarter of fiscal 2009.  Of this amount, $1.2 million was recorded as income in cost of goods sold, with the remainder recorded in ME&A expenses.  In addition, the Company’s Belgian operation’s gross margin was favorably affected by the continued relative strength of the Euro versus the U.S. Dollar, when compared to the average rate in fiscal 2008.  This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices.  The average Euro to U.S. Dollar exchange rate, computed monthly, in fiscal 2009 was $1.37, which was 7.3% lower than in fiscal 2008.  It is estimated that the year-over-year effect of a weaker Euro, on average, was to improve margins at our Belgian subsidiary by nearly $1.4 million.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses decreased $5.9 million, or 8.9%, in fiscal 2009 versus fiscal 2008.  As a percentage of sales, ME&A expenses increased by 50 basis points to 20.5% in fiscal 2009, compared to 20.0% in fiscal 2008.  The table below summarizes significant changes in certain ME&A Expenses for the fiscal year:

	Fiscal Year Ended		Increase/
$ thousands – (Income)/Expense	June 30, 2009	June 30, 2008	(Decrease)
Domestic Bonus	$ -	$ 3,100	$ (3,100)
Stock Based Compensation	(581)	1,879	(2,460)
Pension	(88)	261	(349)
Severance	1,308	-	1,308
Domestic/Corporate IT Expenses	5,740	4,419	1,321
			(3,280)
	Foreign Currency Translation		(1,544)
			(4,824)
	All Other, Net		(1,055)
			$ (5,879)

The decrease in domestic bonus compensation is due to the fact that the annual incentive targets for fiscal year 2009 were not achieved and as a result no bonuses were accrued or paid.  The decrease in stock based compensation expense for executive officers is primarily driven by the reversal of accruals for long-term incentive compensation awards for fiscal years 2010 and 2011, due to the low probability of achieving the threshold performance levels (see Note K of the Notes to the Consolidated Financial Statements).  The severance charge related to actions announced in the second quarter of fiscal 2009 at the Company’s Belgian operation.  The increase in domestic and corporate IT expenses primarily represents increased depreciation expense related to the implementation of the Company’s new global ERP system.  The net remaining decrease in ME&A expenses primarily relates to global cost reduction initiatives implemented by the Company in the second half of fiscal 2009.

Restructuring of Operations

During the fourth quarter of fiscal 2009, the Company recorded a pre-tax restructuring charge of $948,000 related to a workforce reduction at its Racine, Canadian and Australian operations.  The charge consisted of severance costs for 22 salaried employees and voluntary early retirement charges for an additional 16 manufacturing employees.  During fiscal 2009, the Company made cash payments of $180,000, resulting in an accrual balance at June 30, 2009 of $767,000.

During the fourth quarter of fiscal 2007, the Company recorded a pre-tax restructuring charge of $2,652,000 related to a workforce reduction at its Belgian operation that will allow for improved profitability through targeted outsourcing savings and additional focus on core manufacturing processes.  The charge consists of prepension costs for 32 employees: 29 manufacturing employees and 3 salaried employees.  This charge was adjusted in the fourth quarter of fiscal 2008, resulting in a pre-tax benefit of $373,000, due to final negotiations primarily related to notice period pay.  A further adjustment was made in the fourth quarter of fiscal 2009, resulting in a pre-tax expense of $240,000 related to legally required inflationary adjustments to benefits.  During fiscal 2009 and 2008, the Company made cash payments of $120,000 and $103,000, respectively.  The exchange impact in fiscal 2009 was to reduce the accrual by $296,000.  Accrued restructuring costs were $2,417,000 and $2,603,000 at June 30, 2009 and 2008, respectively.

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of fiscal 2005 as the Company restructured its Belgian operation to improve future profitability.  The charge consists of prepension costs for 37 employees: 33 manufacturing employees and 4 salaried employees.  During fiscal 2009 and 2008, the Company made cash payments of $200,000 and $262,000, respectively.  The exchange impact in fiscal 2009 was to reduce the accrual by $137,000.  Accrued restructuring costs were $1,121,000 and $1,465,000 at June 30, 2009 and 2008, respectively.

Interest Expense

Interest expense decreased by $0.6 million, or 18.1%, in fiscal 2009.  Total interest on the Company’s $35 million revolving credit facility (“revolver”) decreased $0.6 million from $1.3 million in fiscal 2008 to $0.7 million in fiscal 2009.  This decrease can be attributed to a decrease in the interest rate on the revolver year-over-year which more than offset an overall increase in the average borrowings year-over-year.  The average borrowing on the revolver, computed monthly, increased to $24.0 million in fiscal 2009, compared to $22.8 million in fiscal 2008.  More than offsetting the average increased borrowing, the interest rate on the revolver decreased from a range of 3.71% to 6.97% in fiscal 2008 to a range of 1.69% to 4.00% in fiscal 2009.  Interest expense for the Company’s $25 million Senior Notes, which carry a fixed interest rate of 6.05%, remained flat at $1.5 million.  The net remaining interest expense of $0.2 million was from various borrowings at the Company’s foreign subsidiaries.

Income Taxes

In fiscal 2009 and 2008, the Company’s effective tax rate approximated 34.7% and 30.9%, respectively.  The primary cause for the increase is the one-time benefit recorded in fiscal 2008 related to adjusting the Italian deferred tax balance for the new reduced Italian tax rate (see Note N of the Notes to the Consolidated Financial Statements).

Order Rates

As of June 30, 2009, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $60.6 million, or approximately 50% lower than the six-month backlog of $120.8 million as of June 30, 2008.  The Company’s domestic manufacturing operation saw an increase in backlog for airport rescue and fire fighting and military vehicular transmissions.  This was more than offset by decreases in the six-month backlogs for marine and oil and gas transmissions, industrial products and propulsion systems, due to continued softening in the end markets for these products.  The Company’s European manufacturing operations saw a net decrease in their six-month backlogs, primarily for products serving the Italian and global mega yacht markets.

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

Liquidity and Capital Resources

Fiscal Years 2009, 2008 and 2007

The net cash provided by operating activities in fiscal 2009 totaled $11.5 million, a decrease of $8.2 million, or 42%, versus fiscal 2008.  The net decrease was driven primarily by a net decrease in earnings of $12.8 million partially offset by decreases in working capital, primarily accounts payable and accrued liabilities.  The decrease in accounts payable can primarily be attributed to the general volume decline in the fourth fiscal quarter as well as reduced inventories at the Company’s manufacturing locations.  The decrease in accrued liabilities primarily relates to the reduction in bonus and stock-based compensation accruals versus the end of the prior fiscal year.  The net increase in inventory came primarily at the Company’s distribution operation in Singapore, which saw double-digit sales growth throughout fiscal 2009 when compared to the same period in fiscal 2008.

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

The net cash used for investing activities in fiscal 2009 consisted primarily of capital expenditures for machinery and equipment at our domestic and Belgian manufacturing operations, and the continuation of the global implementation of a new ERP system started in fiscal 2007.  In fiscal 2010, the Company expects to complete the majority of the remaining ERP implementation work for its foreign manufacturing and distribution operations.  The software costs associated with the new ERP have been substantially paid for and capitalized as appropriate in fiscal years 2007 and 2008.

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

In fiscal 2009, the net cash used by financing activities consisted primarily of dividends paid to shareholders of the Company and the purchase of shares of the Company’s outstanding common stock under a Board authorized stock repurchase program, offset by net borrowings on the Company’s revolving credit facility.  In the second fiscal quarter of 2009, the Company repurchased a total of 250,000 shares of its outstanding common stock at an average price of $7.25 per share, for a total of $1.8 million.  In addition, the Company paid $3.1 million in dividends to its shareholders, a 3.5% increase over fiscal 2008.  These were offset by over $2.8 million in additional borrowings under the Company’s revolving credit facility.

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

Future Liquidity and Capital Resources

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012 and the funded debt to EBITDA maximum was increased from 2.5 to 3.0.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at June 30, 2009, and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2009.  As of June 30, 2009, the Company was in compliance with these covenants with a four quarter EBITDA total of $30,020,000 and a funded debt to EBITDA ratio of 1.69.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of June 30, 2009 the minimum equity requirement was $100,614,000 compared to an actual result of $140,988,000 after all required adjustments.  The outstanding balance of $22,450,000 and $19,700,000 at June 30, 2009 and 2008, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% and 3.708% at June 30, 2009 and 2008, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.  As of June 30, 2009, the Company was in compliance with these covenants.

The overall liquidity of the Company remains strong.  The Company had $12.6 million of available borrowings on our $35 million revolving loan agreement as of June 30, 2009, and continues to generate enough cash from operations to meet our operating and investing needs.  As of June 30, 2009, the Company also had cash of $13.3 million, primarily at its overseas operations.  These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2010, the Company expects to contribute $455,000 to its defined benefit plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2010, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of softening that was anticipated in many of its key markets.  Based on its annual financial plan, which reflects these actions and the softening forecast, the Company does not expect to violate any of its financial covenants in fiscal 2010.

Net working capital decreased approximately $2.4 million in fiscal 2009, and the current ratio increased to 2.5 at June 30, 2009 from 2.2 at June 30, 2008.  The decrease in net working capital was primarily driven by a decrease in accounts receivable and inventories offset by a decrease in accounts payable and accrued liabilities.  The Company’s balance sheet is strong, there are no off-balance sheet arrangements, and we continue to have sufficient liquidity for near-term needs.  As part of its financial plan for fiscal 2010, the Company anticipates further working capital improvements as it actively manages and controls inventory, receivables and payables levels.

Twin Disc expects capital expenditures to be between $7 and $10 million in fiscal 2010.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global ERP system and new products.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and potential access to debt markets will be adequate to fund Twin Disc’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements as of June 30, 2009 and 2008.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Revolving loan borrowing	$22,450	$ -	$22,450	$ -	$ -

Long-term debt	$28,319	$ 4,421	$ 8,174	$ 8,551	$ 7,173

Operating leases	$ 9,847	$ 3,501	$ 4,314	$ 1,822	$ 210

The table above does not include FIN 48 tax liabilities totaling $797,000, excluding related interest and penalties, as the timing of their resolution cannot be estimated.  See Note N of the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under FIN 48.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2010 contributions to all defined benefit plans will total $455,000.

The Company believes the capital resources available in the form of existing cash, lines of credit (see Note G of the Notes to the Consolidated Financial Statements), and funds provided by operations will be adequate to meet anticipated capital expenditures and other foreseeable future business requirements, including pension funding requirements.  As noted above, the Company’s revolving loan agreement was amended during the first quarter of fiscal 2005, increasing the limit from $20 million to $35 million and extending the term by two years to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009. The term was then extended an additional year to October 31, 2010 in the first quarter of fiscal 2008.  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012 and the funded debt to EBITDA maximum was increased from 2.5 to 3.0.  As of June 30, 2009, there was $12.6 million of available borrowings under the revolver.  In addition, the Company entered into a $25 million Senior Note in April 2006.  The acquisition of the BCS Group companies in May 2006 was financed with $22.7 million of the proceeds from this private debt placement.  In addition, the Company has $13.3 million of cash on hand as of June 30, 2009.

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

Goodwill

In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that an impairment might exist.  The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions or third party valuations.  The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value.  The impairment testing performed by the Company at June 30, 2009 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying value, including goodwill and as such, no impairment existed at that time.  While the Company believes its judgments and assumptions were reasonable, different assumptions, economic factors and/or market indicators could change the estimated fair values of the Company’s reporting units and, therefore, impairment charges could be required in the future.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage.  Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date.  The approach used to determine the annual assumptions are as follows:

•
Discount rate – based on the Hewitt Top Quartile Yield Curve at June 30, 2009 as applied to the expected payouts from the pension plans.  This yield curve is made up of Corporate Bonds rated AA or better.

•
Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

•	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
•	Retirement and Mortality Rates – based upon the Generational Mortality Table for fiscal 2008 and 2009, and the UP 1994 Mortality Table for any prior years presented.
•	Health Care Cost Trend Rates – developed based upon historical cost data, near-term outlook and an assessment of likely long-term trends.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, the Company does not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of certain foreign subsidiaries.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.”  This SFAS establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company anticipates minor changes to accounting standard references beginning with its first quarterly report for fiscal 2010 to be issued in November 2010.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This statement changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  New disclosures will be required regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS No. 167 will be effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company).  This SFAS is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.”  This is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 166 will be effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company).  This SFAS is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional clarification on the determination of fair value, including illustrative examples.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  This FSP did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP provides guidance on determining whether an impairment is other than temporary, provides examples to be considered and identifies reporting requirements related to such impairments.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  This FSP did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosure about the fair value of financial instruments whenever summarized financial information for interim periods is issued, and requires disclosure of the fair value of all financial instruments (where practicable) in the body or accompanying notes of interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated, and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, the Company will be subject to FSP FAS 141(R)-1 beginning on July 1, 2009.

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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted SFAS No. 161 in its fiscal 2009 third quarter, however these disclosures are considered immaterial due to the nature and fair value of the derivatives held by the Company during fiscal 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  On February 12, 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 in the first quarter of fiscal 2009 for those assets and liabilities not subject to the one year deferral granted in FSP 157-2, with no material impact to the financial statements.  The Company is currently evaluating the impact of adopting FSP 157-2 which will become effective for fiscal years beginning after November 15, 2008.

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

Item 7(a).         Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange.  To reduce such risks, the Company selectively uses financial instruments and other proactive management techniques.  All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes.  Discussion of the Company’s accounting policies and further disclosure relating to financial instruments is included in Note A to the consolidated financial statements.

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  During fiscal 2003, the Company entered into a $20 million revolving loan agreement, which was due to expire on

October 31, 2005.  During fiscal 2005, the revolving credit commitment of the agreement was increased to $35 million and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  During the first quarter of fiscal 2008, the term was extended an additional year to October 31, 2010.  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2009 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $90,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.  Direct material cost as a percent of total cost of goods sold was 59.3% for fiscal 2009.

Stock market risk – The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $73,000.  These awards were valued at the Company’s June 30, 2009 closing stock price of $6.81.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately thirty three percent of the Company’s revenues in the year ended June 30, 2009 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately eighty seven percent was denominated in Euros with the balance comprised of Japanese Yen, Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations and Comprehensive (Loss) Income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2009 and 2008 was the Euro.  At June 30, 2009, the Company had net outstanding forward exchange contracts to purchase U.S. Dollars in the value of $156,000 with a weighted average maturity of 74 days.  The fair value of the Company’s contracts was a gain of $3,000 at June 30, 2009.  At June 30, 2008, the Company had net outstanding forward exchange contracts to purchase U.S. Dollars in the value of $752,000 with a weighted average maturity of 34 days.  The fair value of the Company’s contracts was a gain of $8,000 at June 30, 2008.

Item 8.              Financial Statements and Supplementary Data

See consolidated financial statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$72,671	$81,598	$69,292	$72,057	$295,618
Gross profit	20,072	22,953	19,151	19,267	81,443
Net earnings	2,465	3,433	2,850	2,754	11,502
Basic earnings per share	0.22	0.31	0.26	0.25	1.04
Diluted earnings per share	0.22	0.31	0.26	0.25	1.03
Dividends per share	0.070	0.070	0.070	0.070	0.280

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$73,613	$81,894	$85,838	$90,349	$331,694
Gross profit	23,851	25,346	26,627	29,044	104,868
Net earnings	5,106	4,209	7,929	7,008	24,252
Basic earnings per share	0.44	0.37	0.71	0.63	2.15
Diluted earnings per share	0.44	0.37	0.70	0.62	2.13
Dividends per share	0.055	0.070	0.070	0.070	0.265

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of June 30, 2009, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2009, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b).          Other Information

Not applicable.

PART III

Item 10.            Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which is incorporated into this report by reference.  The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Selection of Nominees for the Board” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which is incorporated into this report by reference.  There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which is incorporated into this report by reference.

Item 11.            Executive Compensation

The information set forth under the captions "Executive Compensation," "Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 16, 2009, is incorporated into this report by reference.  Discussion in the Proxy Statement under the captions “Compensation Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12.            Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 16, 2009 under the caption "Principal Shareholders, Directors and Executive Officers" and incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

The following table summarizes certain information regarding the Company’s equity-based compensation plans as of the end of the most recently completed fiscal year:

Plan Category	# of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Price of Outstanding Options, Warrants and Rights	# of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Shareholders	175,600	$6.09	376,008

Equity Compensation Plans Not Approved By Shareholders	0	N/A	0

TOTAL	175,600	$6.09	376,008

Item 13.            Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009, which is incorporated into this report by reference.

Item 14.            Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 16, 2009 under the heading “Fees to Independent Registered Public Accounting Firm.”

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	33

Consolidated Balance Sheets as of June 30, 2009 and 2008	34

Consolidated Statements of Operations and Comprehensive (Loss) Income for the years
ended June 30, 2009, 2008 and 2007	35

Consolidated Statements of Cash Flows for the years
ended June 30, 2009, 2008 and 2007	36

Consolidated Statements of Changes in Shareholders’ Equity
for the years ended June 30, 2009, 2008 and 2007	37

Notes to Consolidated Financial Statements	38-62

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	63

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under item 9(a).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
September 11, 2009

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and 2008
(In thousands, except share amounts)

	2009	2008

ASSETS
Current assets:
Cash	$13,266	$14,447
Trade accounts receivable, net	53,367	67,611
Inventories, net	92,331	97,691
Deferred income taxes	6,280	6,297
Other	8,677	9,649

Total current assets	173,921	195,695

Property, plant and equipment, net	65,799	67,855
Goodwill, net	17,509	18,479
Deferred income taxes	14,386	5,733
Intangible assets, net	7,855	9,589
Other assets	6,095	7,277

	$285,565	$304,628

LIABILITIES and SHAREHOLDERS' EQUITY
Current liabilities:
Short term borrowings and current maturities of long-term debt	$4,421	$1,730
Accounts payable	24,864	37,919
Accrued liabilities	40,967	49,939

Total current liabilities	70,252	89,588

Long-term debt	46,348	48,227
Accrued retirement benefits	60,241	34,325
Other long-term liabilities	899	2,163

	177,740	174,303

Minority interest	837	679

Shareholders' equity:
Preferred shares authorized: 200,000;
issued: none; no par value	-	-
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	13,205	14,693
Retained earnings	150,257	142,361
Accumulated other comprehensive (loss) income	(26,218)	2,446

	137,244	159,500
Less treasury stock, at cost	30,256	29,854
(2,070,124 and 1,929,354 shares, respectively)

Total shareholders' equity	106,988	129,646

	$285,565	$304,628

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE (LOSS) INCOME
For the years ended June 30, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007
Net sales	$295,618	$331,694	$317,200
Cost of goods sold	214,175	226,826	214,291

Gross profit	81,443	104,868	102,909

Marketing, engineering and administrative expenses	60,470	66,349	63,267
Restructuring of operations	1,188	(373)	2,652

Earnings from operations	19,785	38,892	36,990

Other income (expense):
Interest income	207	501	443
Interest expense	(2,487)	(3,038)	(3,154)
Other, net	540	(1,107)	50
	(1,740)	(3,644)	(2,661)
Earnings before income
taxes and minority interest	18,045	35,248	34,329

Income taxes	6,257	10,904	12,273

Earnings before minority interest	11,788	24,344	22,056

Minority interest	(286)	(92)	(204)

Net earnings	$11,502	$24,252	$21,852

Earnings per share data:
Basic earnings per share	$1.04	$2.15	$1.88
Diluted earnings per share	1.03	2.13	1.84

Weighted average shares outstanding data:
Basic shares outstanding	11,097	11,279	11,622
Dilutive stock awards	97	133	258

Diluted shares outstanding	11,194	11,412	11,880

Comprehensive (loss) income:
Net earnings	$11,502	$24,252	$21,852
Foreign currency translation adjustment	(10,473)	14,400	4,714
Benefit plan adjustments, net	(18,191)	(7,461)	19,752

Comprehensive (loss) income	$(17,162)	$31,191	$46,318

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings	$11,502	$24,252	$21,852
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	9,774	7,881	7,252
Write-off of impaired intangible asset	-	-	600
Loss on sale of plant assets	17	468	71
Minority interest	143	(72)	73
Restructuring of operations	1,188	(373)	2,652
Stock compensation (benefit) expense	(2,481)	1,301	1,074
Provision (benefit) for deferred income taxes	730	2,243	(41)
Changes in operating assets and liabilities:
Trade accounts receivable, net	9,568	1,795	(5,325)
Inventories, net	(1,282)	(12,949)	(8,501)
Other assets	1,200	(1,127)	142
Accounts payable	(10,890)	5,491	216
Accrued liabilities	(6,314)	(4,870)	7,814
Accrued/prepaid retirement benefits	(1,692)	(4,332)	(10,393)

Net cash provided by operating activities	11,463	19,708	17,486

Cash flows from investing activities:
Proceeds from sale of plant assets	20	256	114
Acquisitions of plant assets	(8,895)	(14,999)	(15,681)
Other, net	1,111	-	-

Net cash used by investing activities	(7,764)	(14,743)	(15,567)

Cash flows from financing activities:
Bank overdraft	-	-	(3,194)
(Decrease) increase in notes payable, net	(1,653)	226	(701)
Proceeds from long-term debt	2,787	5,055	5,525
Proceeds from exercise of stock options	110	246	273
Acquisition of treasury stock	(1,813)	(15,644)	(51)
Dividends paid	(3,105)	(3,000)	(2,395)
Other	(428)	691	396

Net cash used by financing activities	(4,102)	(12,426)	(147)

Effect of exchange rate changes on cash	(778)	2,400	1,309

Net change in cash	(1,181)	(5,061)	3,081

Cash:
Beginning of year	14,447	19,508	16,427

End of year	$13,266	$14,447	$19,508

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,699	$3,626	$3,048
Income taxes	7,009	7,875	9,361

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended June 30, 2009, 2008 and 2007
(In thousands)

			Accumulated
			Other
	Common	Retained	Comprehensive	Treasury
	Stock	Earnings	(Loss) Income	Stock	Total

Balance at June 30, 2006	$11,777	$101,652	$(9,166)	$(15,030)	$89,233

Net earnings	-	21,852	-	-	21,852
Cash dividends	-	(2,395)	-	-	(2,395)
Translation adjustments	-	-	4,714	-	4,714
Minimum pension liability
adjustment, net of tax	-	-	19,752	-	19,752
Adoption of SFAS No. 158	-	-	(19,793)	-	(19,793)
Compensation expense and
windfall tax benefits	1,852	-	-	-	1,852
Shares (acquired) issued, net	(325)	-	-	547	222

Balance at June 30, 2007	13,304	121,109	(4,493)	(14,483)	115,437

Net earnings	-	24,252	-	-	24,252
Cash dividends	-	(3,000)	-	-	(3,000)
Translation adjustments	-	-	14,400	-	14,400
Benefit plan adjustments, net
of tax	-	-	(7,461)	-	(7,461)
Compensation expense and
windfall tax benefits	3,126	-	-	-	3,126
Shares (acquired) issued, net	(1,737)	-	-	(15,371)	(17,108)

Balance at June 30, 200	14,693	142,361	2,446	(29,854)	129,646

Net earnings	-	11,502	-	-	11,502
Cash dividends	-	(3,105)	-	-	(3,105)
Translation adjustments	-	-	(10,473)	-	(10,473)
Benefit plan adjustments, net
of tax	-	-	(18,191)	-	(18,191)
Adjustment for the change in
measurement date due to the
adoption of SFAS No. 158,
net of tax	-	(501)	-	-	(501)
Compensation expense and
windfall tax benefits	840	-	-	-	840
Shares (acquired) issued, net	(2,328)	-	-	(402)	(2,730)

Balance at June 30, 2009	$13,205	$150,257	$(26,218)	$(30,256)	$106,988

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for revenues and expenses.  The resulting translation adjustments are recorded as a component of accumulated other comprehensive (loss) income, which is included in shareholders’ equity.  Gains and losses from foreign currency transactions are included in earnings.  Included in other income (expense) are foreign currency transaction (gains) losses of ($328,000), $1,208,000 and $113,000 in fiscal 2009, 2008 and 2007, respectively.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $1,623,000 and $1,219,000 at June 30, 2009 and 2008, respectively.  The Company records an allowance for doubtful accounts provision for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable but not yet clearly associated with a specific customer.  The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions.  The current conditions in the global credit markets may reduce a customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain.  While the Company believes current allowances for doubtful accounts are adequate, it is possible that the adverse impact of the global credit crisis may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and notes payable approximate fair value because of the immediate short-term maturity of these financial instruments.  The fair value of the Company’s 6.05% Senior Notes due April 10, 2016 was approximately $23,250,000 and $23,358,000 at June 30, 2009 and 2008, respectively.  See Note G, “Debt” for the related book value of this debt instrument.  The Company’s revolving loan agreement approximates fair value at June 30, 2009.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in other income (expense), net as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2009 and 2008 was the Euro.  At June 30, 2009, the Company had net outstanding forward exchange contracts to purchase U.S. Dollars in the value of $156,000 with a weighted average maturity of 74 days.  The fair value of the Company’s contracts was a gain of $3,000 at June 30, 2009.  At June 30, 2008, the Company had net

outstanding forward exchange contracts to purchase U.S. Dollars in the value of $752,000 with a weighted average maturity of 34 days.  The fair value of the Company’s contracts was a gain of $8,000 at June 30, 2008.

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

Goodwill and Other Intangibles--Goodwill and other indefinite-lived intangible assets, primarily trademarks, are tested for impairment at least annually on the last day of the Company’s fiscal year and more frequently if an event occurs which indicates the asset may be impaired in accordance with the SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill and other indefinite-lived intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit.

A significant amount of judgment is involved in determining if an indicator of impairment has occurred.  Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates.  Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company’s consolidated financial statements.

Impairment of goodwill is measured according to a two step approach.  In the first step, the fair value of a reporting unit, as defined by the statement, is compared to the carrying value of the reporting unit, including goodwill.  The fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary.  For purposes of the June 30, 2009 impairment analysis the Company has utilized discounted cash flow analyses.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Based upon the goodwill impairment review completed at the end of fiscal 2009, which incorporates managements best estimates of economic and market conditions over the projected period and a weighted-average cost of capital that reflects current market conditions, the fair value of goodwill in each reporting unit exceeded the carrying value and therefore goodwill was not impaired.

The Company’s other intangible assets with indefinite lives, including trademarks and tradenames, are not amortized, but are reviewed annually for possible impairment.  The fair value of these assets is estimated using the relief-from-royalty method, which requires assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate.  The Company completed the impairment testing of indefinite lived intangibles as of June 30, 2009 and concluded there were no impairments.

Changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of goodwill and other intangibles, could result in an impairment charge in the future.  The Company will continue to monitor all significant estimates and impairment indicators, and will perform interim impairment reviews as necessary.

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

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While the Company believes the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  See Note F for activity in the warranty reserve for fiscal 2009 and 2008.

Deferred Taxes--The Company recognizes deferred tax liabilities and assets for the expected future income tax consequences of events that have been recognized in the Company’s financial statements.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which temporary differences are expected to reverse.  Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets.  Interest and penalties are not included in the Company’s valuation allowances.

Stock-Based Compensation--At June 30, 2009, the Company has two stock-based compensation plans, which are described more fully in Note K, “Stock-Based Compensation.”  The Company accounts for these plans under the recognition and measurement provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation.”

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

Shipping and Handling Fees and Costs--The Company records revenue from shipping and handling costs in net sales.  The cost associated with shipping and handling of products is reflected in cost of goods sold.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.”  This SFAS establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company anticipates minor changes to accounting standard references beginning with its first quarterly report for fiscal 2010 to be issued in November 2010.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This statement changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  New disclosures will be required regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS No. 167 will be effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company).  This SFAS is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets.”  This is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 166 will be effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company).  This SFAS is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional clarification on the determination of fair value, including illustrative examples.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  This FSP did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP provides guidance on determining whether an impairment is other than temporary, provides examples to be considered and identifies reporting requirements related to such impairments.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  This FSP did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires disclosure about the fair value of financial instruments whenever summarized financial information for interim periods is issued, and requires disclosure of the fair value of all financial instruments (where practicable) in the body or accompanying notes of interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated, and eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, the Company will be subject to FSP FAS 141(R)-1 beginning on July 1, 2009.

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

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company has adopted SFAS No. 161 in its fiscal 2009 third quarter, however these disclosures are considered immaterial due to the nature and fair value of the derivatives held by the Company during fiscal 2009.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  On February 12, 2008, the FASB issued FSP 157-2 which delays the effective date of SFAS No. 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  SFAS No. 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 in the first quarter of fiscal 2009 for those assets and liabilities not subject to the one year deferral granted in FSP 157-2, with no material impact to the financial statements.  The Company is currently evaluating the impact of adopting FSP 157-2 which will become effective for fiscal years beginning after November 15, 2008.

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

B.  INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

	2009	2008
Finished parts	$62,498	$53,697
Work-in-process	8,726	20,725
Raw materials	21,107	23,269

	$92,331	$97,691

Inventories stated on a LIFO basis represent approximately 19% and 20% of total inventories at June 30, 2009 and 2008, respectively.  The approximate current cost of the LIFO inventories exceeded the LIFO cost by $23,164,000 and $23,457,000 at June 30, 2009 and 2008, respectively. The year end fiscal 2008 figures were revised to reflect subcomponents in raw materials rather than finished parts.  Finished parts now more properly reflects goods in a saleable state.

C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

	2009	2008
Land	$3,665	$4,136
Buildings	39,290	38,554
Machinery and equipment	130,938	134,552

	173,893	177,242
Less accumulated depreciation	108,094	109,387

	$65,799	$67,855

Depreciation expense for the years ended June 30, 2009, 2008 and 2007 was $8,766,000, $6,921,000 and $6,331,000, respectively.

D.  GOODWILL AND OTHER INTANGIBLES

The Company performed impairment tests of its goodwill at June 30, 2009 and 2008 and determined that no impairment of goodwill existed.

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2009 and 2008 were as follows (in thousands):

Balance at June 30, 2007	$17,171
Translation adjustment	1,308

Balance at June 30, 2008	18,479
Translation adjustment	(970)

Balance at June 30, 2009	$17,509

At June 30, the following acquired intangible assets have defined useful lives and are subject to amortization (in thousands):

	2009	2008

Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(6,184)	(5,176)
Translation adjustment	711	1,235

Total	$5,583	$7,115

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense for the years ended June 30, 2009, 2008 and 2007 was $1,008,000, $960,000 and $921,000, respectively.  Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2010	$801
2011	801
2012	801
2013	755
2014	755
Thereafter	1,670

$5,583

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2009 and 2008 are $2,272,000 and $2,474,000, respectively.  These assets are comprised of acquired tradenames.

E.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

	2009	2008
Salaries and wages	$7,086	$12,377
Retirement benefits	6,633	7,287
Warranty	8,028	8,125
Customer advances	5,551	6,134
Accrued income tax	443	1,911
Other	13,226	14,105

	$40,967	$49,939

F.  WARRANTY

The following is a listing of the activity in the warranty reserve during the years ended June 30 (in thousands):

	2009	2008

Reserve balance, July 1	$8,125	$7,266
Current period expense	6,420	4,759
Payments or credits to customers	(6,089)	(4,502)
Translation	(428)	602

Reserve balance, June 30	$8,028	$8,125

G.  DEBT

Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements.  These lines of credit may be withdrawn at the option of the banks.  The following is aggregate borrowing information at June 30 (in thousands):

	2009	2008

Available credit lines	$7,473	$11,810
Unused credit lines	7,473	10,800

Outstanding credit lines	-	1,010
Notes payable-other	-	-

Total notes payable	$0	$1,010

Weighted-average interest
rates on credit lines	4.3%	5.8%

Long-term Debt:

Long-term debt consisted of the following at June 30 (in thousands):

	2009	2008

Revolving loan agreement	$22,450	$19,700
10-year unsecured senior notes	25,000	25,000
Secured long-term debt	1,348	1,343
Capital lease obligations	162	212
Other long-term debt	1,809	2,692

Subtotal	50,769	48,947
Less: current maturities	(4,421)	(720)

Total long-term debt	$46,348	$48,227

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012, the total funded debt to EBITDA ratio was increased from 2.5 to 3.0 and interest rates were adjusted as noted below.  The outstanding balance of $22,450,000 and $19,700,000 at June 30, 2009 and 2008, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s total funded debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% and 3.708% at June 30, 2009 and 2008, respectively.

This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, as defined, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at June 30, 2009, and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2009.  As of June 30, 2009, the Company was in compliance with these covenants with a four quarter EBITDA total of $30,020,000 and a total funded debt to EBITDA ratio of 1.69.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of June 30, 2009, the minimum consolidated net worth requirement was $100,614,000 compared to an actual result of $140,988,000 after all required adjustments.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of the softening that was anticipated in many of its key markets.  Based on its annual financial plan, which reflects these actions and the softening forecast, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2010 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.  As of June 30, 2009, the Company was in compliance with these covenants.

As a condition to the issuance of the Notes, the Company entered into an amendment to its revolving loan agreement with M&I in which M&I consented to the Company entering into the Note Agreement.

The secured long term debt of $1,348,000 at June 30, 2009 represents a mortgage loan held at a foreign subsidiary maturing in May 2013, carrying an interest rate of 4.00%.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
2010	$4,421
2011	4,335
2012	26,289
2013	4,980
2014	3,571
Thereafter	7,173
$50,769

H.  LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
2010	$3,501
2011	2,414
2012	1,900
2013	1,224
2014	598
Thereafter	210
$9,847

Total rent expense for operating leases approximated $4,136,000, $4,259,000 and $3,513,000 in fiscal 2009, 2008 and 2007, respectively.

I.  SHAREHOLDERS' EQUITY

At June 30, 2009 and 2008, treasury stock consisted of 2,070,124 and 1,929,354 shares of common stock, respectively.  The Company issued 109,230 shares of treasury stock in fiscal 2009, to fulfill its obligations under the stock option plans and restricted stock grants.  The difference between the cost of treasury shares and the option price is recorded in common shares.

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

On July 27, 2007, the Board of Directors authorized the purchase of up to 200,000 shares of Common Stock at market values.  This resolution superseded the resolution previously adopted by the Board in January 2002.  On August 14, 2007, the Board of Directors authorized the purchase of an additional 200,000 shares of Common Stock at market values.  On February 1, 2008, the Board of Directors authorized the purchase of an additional 500,000 shares of Common Stock at market values.  In fiscal 2009, the Company purchased 250,000 shares of its outstanding common stock at an average price of $7.25 per share for a total cost of $1,812,500.  In fiscal 2008, the Company purchased 660,000 shares of its outstanding common stock at an average price of $23.70 per share for a total cost of $15,644,000.

Cash dividends per share were $0.28, $0.265 and $0.205 in fiscal 2009, 2008 and 2007, respectively (on a post-split basis).

In 1998, the Company's Board of Directors established a Shareholder Rights Plan (“Rights Agreement”) and distributed to shareholders one preferred stock purchase right for each outstanding share of common stock.  Under certain circumstances, a right could be exercised to purchase one one-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $160, subject to certain anti-dilution adjustments.  The rights would become exercisable ten (10) days after a public announcement that a party or group has either acquired at least 15% (or at least 25% in the case of existing holders who currently own 15% or more of the common stock), or commenced a tender offer for at least 25% of the Company's common stock.  Generally, after the rights would become exercisable, if the Company were a party to certain merger or business combination transactions, or were to transfer 50% or more of its assets or earnings power, or certain other events were to occur, each right would entitle its holders, other than the acquiring person, to buy a number of shares of common stock of the Company, or of the other party to the transaction, having a value of twice the exercise price of the right.  The rights expired June 30, 2008.

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

The components of accumulated other comprehensive (loss) income included in shareholder’s equity as of June 30, 2009 and 2008 are as follows (in thousands):

	2009	2008
Translation adjustments	$18,637	$29,110
Benefit plan adjustments, net of income taxes
of $25,213 and $16,343, respectively	(44,855)	(26,664)
Accumulated other comprehensive (loss) income	$(26,218)	$2,446

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

The Company has two reportable segments: manufacturing and distribution.  These segments are managed separately because each provides different services and requires different technology and marketing strategies.  The accounting practices of the segments are the same as those described in the summary of significant accounting policies.  Transfers among segments are at established inter-company selling prices.  Management evaluates the performance of its segments based on net earnings.

Information about the Company's segments is summarized as follows (in thousands):

	Manufacturing	Distribution	Total

2009

Net sales	$265,852	$112,323	$378,175
Intra-segment sales	27,001	15,906	42,907
Inter-segment sales	34,003	5,647	39,650
Interest income	1,113	94	1,207
Interest expense	5,669	90	5,759
Income taxes	5,920	3,595	9,515
Depreciation and amortization	7,531	899	8,430
Net earnings	16,602	6,438	23,040
Assets	355,672	67,856	423,528
Expenditures for segment assets	8,267	606	8,873

2008

Net sales	$298,978	$115,645	$414,623
Intra-segment sales	29,701	9,651	39,352
Inter-segment sales	35,521	8,056	43,577
Interest income	1,547	235	1,782
Interest expense	6,807	90	6,897
Income taxes	13,293	3,318	16,611
Depreciation and amortization	7,431	444	7,875
Net earnings	39,591	6,435	46,026
Assets	369,842	67,223	437,065
Expenditures for segment assets	13,878	1,121	14,999

2007

Net sales	$288,428	$98,619	$387,047
Intra-segment sales	15,564	6,682	22,246
Inter-segment sales	42,649	4,952	47,601
Interest income	643	205	848
Interest expense	5,082	89	5,171
Income taxes	15,067	3,220	18,287
Depreciation and amortization	6,831	414	7,245
Net earnings	31,630	5,776	37,406
Assets	318,983	58,501	377,484
Expenditures for segment assets	15,331	350	15,681

The following is a reconciliation of reportable segment net sales, earnings and assets to the Company’s consolidated totals (in thousands):

	2009	2008	2007
Net sales:
Total net sales from reportable segments	$378,175	$414,623	$387,047
Elimination of inter-company sales	(82,557)	(82,929)	(69,847)

Total consolidated net sales	$295,618	$331,694	$317,200

Net Earnings:
Total earnings from
reportable segments	$23,040	$46,026	$37,406
Other corporate expenses	(11,538)	(21,774)	(15,554)

Total consolidated net earnings	$11,502	$24,252	$21,852

Assets
Total assets for reportable segments	$423,528	$437,065
Elimination of inter-company assets	(98,343)	(114,664)
Corporate assets	(39,620)	(17,773)

Total consolidated assets	$285,565	$304,628

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2009
Interest income	$1,207	$(1,000)	$207
Interest expense	5,759	(3,272)	2,487
Income taxes	9,515	(3,258)	6,257
Depreciation and amortization	8,430	1,344	9,774
Expenditures for segment assets	8,873	22	8,895

2008
Interest income	$1,782	$(1,281)	$501
Interest expense	6,897	(3,859)	3,038
Income taxes	16,611	(5,707)	10,904
Depreciation and amortization	7,875	6	7,881
Expenditures for segment assets	14,999	-	14,999

2007
Interest income	$848	$(405)	$443
Interest expense	5,171	(2,017)	3,154
Income taxes	18,287	(6,014)	12,273
Depreciation and amortization	7,245	7	7,252
Expenditures for segment assets	15,681	-	15,681

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):

	2009	2008	2007
Net sales
United States	$114,540	$131,650	$147,751
Italy	47,676	71,979	60,300
Other countries	133,402	128,065	109,149

Total	$295,618	$331,694	$317,200

Net sales by geographic region are based on product shipment destination.  Prior year figures have been reclassified to conform to current year presentation.

Long-lived assets (in thousands)
United States	$52,776	$52,873
Belgium	76,742	77,331
Italy	52,208	56,890
Other countries	10,929	11,461
Elimination of inter-company assets	(81,011)	(89,622)

Total	$111,644	$108,933

One customer, Sewart Supply, Inc. (a distributor of Twin Disc), accounted for approximately 10% of consolidated net sales in fiscal 2009.  There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2008.  One customer, Sewart Supply, Inc. accounted for approximately 10% of consolidated net sales in fiscal 2007.
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

The Company has 33,600 non-qualified stock options outstanding as of June 30, 2009 under the Directors’ Plan.

The Company has 19,400 incentive stock options and 122,600 non-qualified stock options outstanding at June 30, 2009 under the Twin Disc, Incorporated 1998 Incentive Compensation plan and the 1998 Stock Option Plan for Non-employee Directors.  The 1998 plans were terminated during 2004, except that options then outstanding will remain so until exercised or until they expire.  There were no options outstanding under the Stock Incentive Plan as of June 30, 2009.

Shares available for future options as of June 30 were as follows:

	2009	2008
2004 Stock Incentive Plan	304,008	381,008
2004 Stock Incentive Plan for Non-employee Directors	72,000	86,400

Stock option transactions under the plans during 2009 were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2009	Price	Life (years)	Value

Non-qualified stock options:
Options outstanding
at beginning of year	170,400	$6.02
Granted	7,200	10.01
Canceled/expired	(3,000)	3.61
Exercised	(18,400)	5.39

Options outstanding at June 30	156,200	$6.32	4.14	$349,068

Options exercisable at June 30	156,200	$6.32	4.14	$349,068

Options price range
($3.25 - $4.98)

Number of shares	120,200

Weighted average price	$3.95

Weighted average remaining life	3.00 years

Options price range
($5.73 - $7.19)

Number of shares	8,400

Weighted average price	$6.23

Weighted average remaining life	6.00 years

Options price range
($10.01 - $27.55)

Number of shares	27,600

Weighted average price	$16.69

Weighted average remaining life	8.57 years

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2009	Price	Life (years)	Value

Incentive stock options:
Options outstanding
at beginning of year	35,800	$4.57
Granted	-	-
Canceled/expired	(14,800)	4.80
Exercised	(1,600)	6.50

Options outstanding at June 30	19,400	$4.23	2.28	$50,026

Options exercisable at June 30	19,400	$4.23	2.28	$50,026

Options price range
($3.76 - $4.98)

Number of shares	19,400

Weighted average price	$4.23

Weighted average remaining life	2.28 years

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

During fiscal 2009, 2008 and 2007, 7,200, 7,200 and 7,200 non-qualified stock options were granted, respectively.  As a result, compensation cost of $31,000, $74,000 and $40,000 has been recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal 2009, 2008 and 2007, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2009, 2008 and 2007 was approximately $155,000, $811,000 and $890,000, respectively.

In fiscal 2009, 2008 and 2007, the Company granted a target number of 88,500, 52,758 and 60,868 performance stock unit award grants, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock unit awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 106,200.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2009.  The performance stock unit awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010.  The performance stock unit awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 63,310.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2008.  The performance stock unit awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated net operating profit after tax (“NOPAT”) in the cumulative three fiscal year period ending June 30, 2009.  The performance stock unit awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 73,042.  Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2007 at the maximum payout level.  There were 141,258, 125,800 and 149,420 unvested performance stock unit awards outstanding at June 30, 2009, 2008 and 2007, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2009 was $22.03.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation (income) expense for the year ended June 30, 2009, 2008 and 2007 related to the performance stock unit award grants, approximated $(852,000), $579,000 and $2,328,000, respectively.  At June 30, 2009, there was no unrecognized compensation cost related to the unvested shares that are ultimately expected to vest based upon the probability of achieving threshold performance levels.  The total fair value of performance stock unit awards vested in fiscal 2009, 2008 and 2007 was $1,868,000, $0 and $0, respectively.

In fiscal 2009, 2008 and 2007, the Company granted a target number of 66,500, 37,310 and 60,882 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 79,800.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2009.  The performance stock awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010.  The performance stock awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 44,772.  Based upon actual results to date and the low probability of achieving threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2008.  The performance stock awards granted in fiscal 2007 will vest if the Company achieves a specified target objective relating to consolidated NOPAT in the cumulative three fiscal year period ending June 30, 2009.  The performance stock awards granted in fiscal 2007 are subject to adjustment if the Company’s NOPAT for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 73,058.  Based upon actual results to date, the Company is accruing the performance stock awards granted in fiscal 2007 at the maximum payout level.  There were 103,810, 110,368 and 181,248 unvested performance stock awards outstanding at June 30, 2009, 2008 and 2007, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the year ended June 30, 2009, 2008 and 2007, related to performance stock awards, approximated $31,000, $1,005,000 and $897,000, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2009 was $21.28.  At June 30, 2009, there was no unrecognized compensation cost related to the unvested shares that are ultimately expected to vest based upon the probability of achieving threshold performance levels.  The total fair value of performance stock awards vested in fiscal 2009, 2008 and 2007 was $2,613,000, $3,646,000 and $0, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During fiscal 2009, 2008 and 2007, the Company granted 17,700, 7,200 and 7,200 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 23,700, 20,000 and 63,200 unvested shares outstanding at June 30, 2009, 2008 and 2007, respectively.  Compensation expense of $208,000, $154,000 and $156,000 was recognized during the year ended June 30, 2009, 2008 and 2007, respectively, related to these service-based awards.  The total fair value of restricted stock grants vested in fiscal 2009, 2008 and 2007 was $138,000, $1,560,000 and $416,000, respectively.

L.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other charges for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,636,000, $2,788,000 and $3,329,000 in fiscal 2009, 2008 and 2007, respectively.  Total engineering and development costs were $9,142,000, $9,025,000 and $9,327,000 in fiscal 2009, 2008 and 2007, respectively.

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

On June 3, 2009 the Company announced it would freeze future accruals under the domestic defined benefit pension plans effective August 1, 2009.  This resulted in a curtailment gain of $1,700,000 recorded in the fourth quarter of fiscal 2009.

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”).  SFAS No. 158 requires, among other things, the recognition of the funded status of each defined pension benefit plan, retiree health care and other postretirement benefit plans on the balance sheet.  Each over-funded plan is recognized as an asset and each underfunded plan is recognized as a liability.  The initial impact of the standard due to unrecognized prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, is recognized as a component of accumulated comprehensive (loss) income in shareholders’ equity.  Additional minimum pension liabilities and related intangible assets are also derecognized upon adoption of the new standard.  SFAS No. 158 requires initial application for fiscal years ending after December 15, 2006, with earlier application encouraged.  The Company adopted SFAS No. 158 as of June 30, 2007 and adopted the change in measurement date requirement as of June 30, 2009.  The adoption of the change in measurement date requirement in fiscal 2009 resulted in a $501,000 charge to retained earnings, net of tax.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations as of June 30 (in thousands):
	Pension		Other
	Benefits		Postretirement
			Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation, beginning of year	$122,534	$119,544	$23,239	$24,460
Service cost	1,266	1,244	38	38
Interest cost	7,082	6,943	1,297	1,367
Adjustment for change in measurement date	(179)	-	333	-
Actuarial (gain) loss	(6,219)	4,105	(312)	-
Benefits paid	(8,912)	(9,302)	(2,610)	(2,626)

Benefit obligation, end of year	$115,572	$122,534	$21,985	$23,239

Change in plan assets:
Fair value of assets, beginning of year	$111,891	$117,732	$-	$-
Actual return on plan assets	(24,202)	776	-	-

Employer contribution	801	2,685	2,610	2,626
Adjustment for change in measurement date	(2,061)	-	-	-
Benefits paid	(8,912)	(9,302)	(2,610)	(2,626)

Fair value of assets, end of year	$77,517	$111,891	$-	$-

Funded status	$(38,055)	$(10,643)	$(21,985)	$(23,239)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$110	$-	$-	$-
Pension obligation	(38,165)	(10,643)	-	-
Postretirement health & other obligations	-	-	(21,985)	(23,239)

Net amount recognized	$(38,055)	$(10,643)	$(21,985)	$(23,239)

Amounts recognized in accumulated other comprehensive (loss) income consist of (net of tax):
Net transition obligation	$46	$(96)	$-	$-
Prior service cost	-	(1,610)	(1,194)	(1,682)
Actuarial net loss	40,196	22,997	5,807	6,771

Net amount recognized	$40,242	$21,291	$4,613	$5,089

The amounts in accumulated other comprehensive (loss) income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified domestic defined benefit plans are as follows (in thousands):
		Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial net loss	$2,634	$859
Net transition obligation	45	-
Prior service cost	-	(678)

Net amount to be recognized	$2,679	$181

The accumulated benefit obligation for all defined benefit pension plans was $115,572,000 and $122,534,000 at June 30, 2009 and 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):
	June 30
	2009	2008

Projected and accumulated benefit obligation	$111,448	$122,534
Fair value of plan assets	73,283	111,891

Components of Net Periodic Benefit Cost (in thousands)
	Pension Benefits
	2009	2008	2007

Service cost	$1,266	$1,244	$1,278
Interest cost	7,082	6,943	7,029

Expected return on plan assets	(8,947)	(9,628)	(8,730)
Curtailment benefit	(1,700)	-	-
Amortization of prior service cost	(718)	(729)	(766)
Amortization of transition obligation	69	77	66
Amortization of actuarial net loss	3,205	1,720	2,752

Net periodic benefit cost	$257	$(373)	$1,629

In the fourth quarter of fiscal 2009, the Company discovered that the net periodic pension benefit cost related to its foreign pension plan has been overstated in prior years and during the first three quarters of fiscal 2009.  To correct for this error, the Company recorded $626,000 of net periodic pension benefit income in the fourth quarter of fiscal 2009.  Of this amount, $345,000 related to previous fiscal years.  The Company believes that the error was not material to any previously issued financial statements.

	Other Postretirement Benefits
	2009	2008	2007

Service cost	$38	$38	$75
Interest cost	1,297	1,367	1,335
Amortization of prior service cost	(679)	(678)	(678)
Amortization of actuarial net loss	1,228	1,210	889

Net periodic benefit cost	$1,884	$1,937	$1,621

Additional Information

Assumptions (as of June 30, 2009 and March 31, 2008)

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used
to determine benefit obligations
at June 30
	2009	2008	2009	2008

Discount rate	6.60%	6.00%	6.60%	6.00%
Expected return on plan assets	8.50%	8.50%

Weighted average assumptions used
to determine net periodic benefit
cost for years ended June 30

	2009	2008	2007	2009	2008	2007

Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The assumed weighted-average healthcare cost trend rate was 9% in 2009, grading down to 6% in 2015. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $379,000 and the service and interest cost by approximately $24,000.  A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $341,000 and the service and interest cost by approximately $21,000.

Plan Assets

The Company’s pension plan weighted-average asset allocations at June 30, 2009 and 2008, by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2009	2008

Equity securities	70%	69%	68%
Debt securities	20%	19%	21%
Real estate	10%	12%	11%

	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above.  The pension plans held 168,211 and 249,608 shares of Company stock with a fair market value of $1,145,517 (1.6 percent of total plan assets) and $5,224,295 (5.0 percent of total plan assets) at June 30, 2009 and 2008, respectively.

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

Cash Flows

Contributions

The Company expects to contribute $455,000 to its pension plans in fiscal 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other Postretirement Benefits
	Pension	Gross	Part D	Net Benefit
	Benefits	Benefits	Reimbursement	Payments
2010	$8,884	$3,126	$-	$3,126
2011	10,792	2,605	-	2,605
2012	9,654	2,446	-	2,446
2013	9,742	2,318	-	2,318
2014	9,556	2,186	-	2,186
Years 2015-2019	48,517	8,629	-	8,629

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees.  These plans provide for employer contributions based primarily on employee participation.  The total expense under the plans was $1,829,000, $2,482,000 and $1,896,000 in fiscal 2009, 2008 and 2007, respectively.

N.  INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows (in thousands):

	2009	2008	2007

United States	$8,747	$18,099	$23,144
Foreign	9,298	17,149	11,185

	$18,045	$35,248	$34,329

The provision (credit) for income taxes is comprised of the following (in thousands):

	2009	2008	2007
Currently payable:
Federal	$120	$3,660	$3,747
State	(6)	(333)	1,080
Foreign	5,413	5,334	7,487

	5,527	8,661	12,314
Deferred:
Federal	1,725	2,233	1,808
State	1	106	100
Foreign	(996)	(96)	(1,949)

	730	2,243	(41)
	$6,257	$10,904	$12,273

The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).

	2009	2008
Deferred tax assets:
Retirement plans and employee benefits	$23,193	$16,010
Foreign tax credit carryforwards	915	-
Federal tax credits	300	-
State net operating loss and other state credit carryforwards	351	-
Inventory	2,682	2,482
Reserves	2,118	1,972
Research & development capitalization	510	782
Foreign NOL carryforwards	1,279	919
Accruals	527	1,148
	31,875	23,313

Deferred tax liabilities:
Property, plant and equipment	5,731	5,389
Intangibles	4,929	5,494
Other foreign liabilities	337	400

	10,997	11,283

Valuation allowance	(212)	-
Total net deferred tax assets	$20,666	$12,030

A valuation allowance of $212,000 has been recorded as of June 30, 2009, as management believes that realization of all state tax credits before they expire is unlikely.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2009	2008	2007

U.S. federal income tax at 34%	$6,135	$12,304	$11,944
Increases (reductions) in tax resulting from:
Foreign tax items	219	(200)	672
Italian tax rate change	-	(1,040)	-

State taxes	(267)	(147)	767
Valuation allowance	212	-	-
Change in prior year estimate	(52)	(164)	102
Research & development tax credits	(300)	(150)	(1,235)
Section 199 deduction	(34)	(175)	(73)
ETI exclusion	-	-	(149)
Other, net	344	476	245
	$6,257	$10,904	$12,273

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely.  These earnings relate to ongoing operations and were approximately $9.7 million at June 30, 2009.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

The Italian Finance Bill of 2008 was enacted on December 24, 2007, and resulted in a decrease of the combined State Tax and Regional Tax rates.  The new tax rates are effective for the first fiscal year that begins after December 31, 2007.  Deferred taxes were adjusted to reflect the impact of the tax rate changes, resulting in an approximately $1 million dollar reduction to the Company’s tax provision in fiscal 2008.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2006 through 2008 for our major operations in the U.S., Italy, Belgium and Japan.  The U.S. Internal Revenue Service is currently auditing our consolidated income tax return for fiscal 2003 through fiscal 2006.  Other audits currently underway include those in Italy.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2010.

The Company has approximately $0.8 million of unrecognized tax benefits as of June 30, 2009, which, if recognized would impact the effective tax rate.  The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months.  The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits (in thousands):

	June 30, 2009	June 30, 2008

Unrecognized tax benefits, beginning of year	$693	$325
Additions based on tax positions related to the prior year	66	434
Additions based on tax positions related to the current year	135	-

Reductions based on tax positions related to the prior year	(97)	(66)

Unrecognized tax benefits, end of year	$797	$693

The amounts reflected in this reconciliation do not include interest and penalties totaling $102,000.

O.  CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

P.  RESTRUCTURING OF OPERATIONS

During the fourth quarter of fiscal 2009, the Company recorded a pre-tax restructuring charge of $948,000 related to a workforce reduction at its Racine, Canadian and Australian operations.  The charge consisted of severance costs for 22 salaried employees and voluntary early retirement charges for an additional 16 manufacturing employees.  During fiscal 2009, the Company made cash payments of $180,000, resulting in an accrual balance at June 30, 2009 of $767,000.

During the fourth quarter of fiscal 2007, the Company recorded a pre-tax restructuring charge of $2,652,000 related to a workforce reduction at its Belgian operation that will allow for improved profitability through targeted outsourcing savings and additional focus on core manufacturing processes.  The charge consists of prepension costs for 32 employees: 29 manufacturing employees and 3 salaried employees.  This charge was adjusted in the fourth quarter of fiscal 2008, resulting in a pre-tax benefit of $373,000, due to final negotiations primarily related to notice period pay.  A further adjustment was made in the fourth quarter of fiscal 2009, resulting in a pre-tax expense of $240,000 related to legally required inflationary adjustments to benefits.  During fiscal 2009 and 2008, the Company made cash payments of $120,000 and $103,000, respectively.  The exchange impact in fiscal 2009 was to reduce the accrual by $296,000.  Accrued restructuring costs were $2,417,000 and $2,603,000 at June 30, 2009 and 2008, respectively.

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of fiscal 2005 as the Company restructured its Belgian operation to improve future profitability.  The charge consists of prepension costs for 37 employees: 33 manufacturing employees and 4 salaried employees.  During fiscal 2009 and 2008, the Company made cash payments of $200,000 and $262,000, respectively.  The exchange impact in fiscal 2009 was to reduce the accrual by $137,000.  Accrued restructuring costs were $1,121,000 and $1,465,000 at June 30, 2009 and 2008, respectively.

Q.  SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 11, 2009, the date these financial statements were issued.  There were no events that required disclosure.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2009, 2008 and 2007 (In thousands)

		-----------Additions----------
	Balance at	Charged to			Balance at
	Beginning	Costs and	Net		end
Description	of Period	Expenses	Acquired	Deductions(1)	of Period

2009

Allowance for losses on
accounts receivable	$1,219	$ 524	$ -	$ 120	$1,623

Reserve for inventory
Obsolescence	$4,311	$2,627	$ -	$ 1,532	$5,406

2008:

Allowance for losses on
accounts receivable	$ 922	$ 391	$ -	$ 94	$1,219

Reserve for inventory
Obsolescence	$4,560	$1,147	$ -	$1,396	$4,311

2007:

Allowance for losses on
accounts receivable	$1,023	$ 123	$ -	$ 224	$ 922

Reserve for inventory
Obsolescence	$5,953	$2,342	$ -	$3,735	$4,560

(1)         Accounts receivable written-off and inventory disposed of during the year and other adjustments (primarily foreign currency translation adjustments).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 11, 2009	TWIN DISC, INCORPORATED

By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 11, 2009	By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, Chief Executive Officer and Director

September 11, 2009	By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Operating Officer and Director

September 11, 2009	By: /s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President-Finance, Chief Financial Officer and Treasurer

September 11, 2009	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller (Chief Accounting Officer)

September 11, 2009	Michael Doar, Director
John A. Mellowes, Director
Malcolm F. Moore, Director
David B. Rayburn, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ THOMAS E. VALENTYN
Thomas E. Valentyn
General Counsel and Secretary (Attorney in Fact)

EXHIBIT INDEX

TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2009

Exhibit	Description	Included Herewith
3a)	Articles of Incorporation, as restated December 10, 2007 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated December 6, 2007). File No. 001-07635.
b)	Corporate Bylaws, as amended through September 6, 2006 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated September 11, 2006). File No. 001-07635.
4
Description of Shareholder Rights Plan and Form of Rights Agreement dated as of December 20, 2007 by and between the Company and Mellon Investor Services, LLC, as Rights Agent, with Form of Rights Certificate (Incorporated by reference to Item 3.03 and Exhibit 4 of the Company's Form 8-K dated December 20, 2007). File No. 001-07635.

Material Contracts
10a)	Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10(g) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.
b)	The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.
c)
The 1998 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.

d)	The 2004 Stock Incentive Plan as amended (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 20, 2006). File No. 001-07635.
e)	The 2004 Stock Incentive Plan for Non-Employee Directors as amended (Incorporated by reference to Exhibit 99 of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
f)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
g)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 31, 2006). File No. 001-07635.
h)	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 31, 2006). File No. 001-07635.
i)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
j)	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
k)	Form of Performance Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
l)	Form of Performance Stock Unit Award Grant Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
m)	Form of Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
n)	Form of Performance Stock Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s form 8-K dated August 5, 2009). File No. 001-07635.
o)	Form of Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s form 8-K dated August 5, 2009). File No. 001-07635.
p)	Form of Restricted Stock Grant Agreement (incorporated by reference to Exhibit 10.3 of the Company’s form 8-K dated August 5, 2009). File No. 001-07635.
q)	Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
r)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.3, 10.4 and 10.5 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
s)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
t)	Note Agreement for $25 million of 6.05% Senior Notes (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated April 12, 2006). File No. 001-07635.
u)	Amendment 1 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10(p) of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
v)	Amendment 2 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10(q) of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
w)	Amendment 3 to Note Agreement for 6.05% Senior Notes.	X
x)	Amendment 4 to Note Agreement for 6.05% Senior Notes.	X
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X