Form 10-K/A
TWIN DISC INC
filed 2009-09-16
CIK 100378

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
YES  [   ]  NO  [ √ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  [√ ]  NO  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES  [   ]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ √ ].

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

Explanatory Note Regarding Amendment No. 1

This Amendment No. 1 to the Annual Report on Form 10-K of Twin Disc, Incorporated (the “Company”) for the fiscal year ended June 30, 2009, is being filed for the purpose of attaching Exhibits 10(w) and 10(x), which were inadvertently omitted from the Form 10-K.  As required by Rule 12b-15 of the Exchange Act, we are also filing new certification Exhibits 31a, 31b, 32a, and 32b.  The remainder of the Company’s Form 10-K is unchanged and is not reproduced in this Amendment No. 1.

This Amendment No. 1 does not attempt to modify or update any other disclosures set forth in the Company's Form 10-K.  Additionally, this Amendment No. 1 is as of the filing date of the Form 10-K and does not update or discuss any other Company developments subsequent to the date of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 16, 2009	TWIN DISC, INCORPORATED

By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 16, 2009	By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, Chief Executive Officer and Director

September 16, 2009	By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Operating Officer and Director

September 16, 2009	By: /s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President-Finance, Chief Financial Officer and Treasurer

September 16, 2009	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller (Chief Accounting Officer)

September 16, 2009	Michael Doar, Director
John A. Mellowes, Director
Malcolm F. Moore, Director
David B. Rayburn, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ THOMAS E. VALENTYN
Thomas E. Valentyn
General Counsel and Secretary (Attorney in Fact)