Form 10-Q
period 2009-11-04
TWIN DISC INC
filed 2009-11-04
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 25, 2009

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
Yes √                      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes__No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer                                           Accelerated Filer √
Non-accelerated filer                                                                           Smaller reporting company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                No  √

At October 30, 2009, the registrant had 11,184,626 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	September 25,	June 30,
	2009	2009
Assets
Current assets:
Cash	$17,141	$13,266
Trade accounts receivable, net	42,260	53,367
Inventories, net	89,501	92,331
Deferred income taxes	5,653	6,280
Other	8,723	8,677

Total current assets	163,278	173,921

Property, plant and equipment, net	65,340	65,799
Goodwill, net	17,602	17,509
Deferred income taxes	14,000	14,386
Intangible assets, net	7,728	7,855
Other assets	6,457	6,095

Total assets	$274,405	$285,565

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$4,038	$4,421
Accounts payable	21,445	24,864
Accrued liabilities	34,668	40,967

Total current liabilities	60,151	70,252

Long-term debt	44,975	46,348
Accrued retirement benefits	60,603	60,241
Other long-term	899	899

Total liabilities	166,628	177,740

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	10,416	13,205
Retained earnings	147,069	150,257
Accumulated other comprehensive loss	(22,858)	(26,218)
	134,627	137,244
Less treasury stock, at cost
(1,914,842 and 2,070,124 shares, respectively)	27,794	30,256

Total Twin Disc shareholders' equity	106,833	106,988

Noncontrolling interest	944	837

Total equity	107,777	107,825

Total liabilities and equity	$274,405	$285,565
The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended
	September 25,	September 26,
	2009	2008

Net sales	$47,057	$72,671
Cost of goods sold	37,310	52,599
Gross Profit	9,747	20,072

Marketing, engineering and administrative expenses	12,778	16,318
(Loss) earnings from operations	(3,031)	3,754

Interest expense	619	597
Other expense (income), net	60	(820)
	679	(223)

(Loss) earnings before income taxes and noncontrolling interest	(3,710)	3,977
Income taxes	(1,398)	1,353

Net (loss) earnings	(2,312)	2,624
Less: Net earnings attributable to noncontrolling interest, net of tax	(92)	(159)

Net (loss) earnings attributable to Twin Disc	$(2,404)	$2,465

Dividends per share	$0.0700	$0.0700

(Loss) earnings per share data:
Basic (loss) earnings per share attributable to Twin Disc common shareholders	$(0.22)	$0.22
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	$(0.22)	$0.22

Weighted average shares outstanding data:
Basic shares outstanding	11,137	11,278
Dilutive stock awards	-	146

Diluted shares outstanding	11,137	11,424

Comprehensive income (loss):
Net (loss) earnings	$(2,312)	$2,624
Adjustment for amortization of net actuarial loss and prior service cost, net of tax	447	470
Foreign currency translation adjustment	2,928	(7,496)
Comprehensive income (loss)	1,063	(4,402)
Comprehensive income attributable to noncontrolling interest	(92)	(159)

Comprehensive income (loss) attributable to Twin Disc	$971	$(4,561)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended
	September 25,	September 26,
	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(2,312)	$2,624
Adjustments to reconcile net (loss) earnings to
net cash provided (used) by operating activities:
Depreciation and amortization	2,375	2,399
Other non-cash changes, net	277	288
Net change in working capital, excluding cash	8,203	(6,056)

Net cash provided (used) by operating activities	8,543	(745)

Cash flows from investing activities:
Acquisitions of fixed assets	(1,031)	(1,679)
Other, net	(293)	(308)

Net cash used by investing activities	(1,324)	(1,987)

Cash flows from financing activities:
Decrease in notes payable, net	(874)	(1,403)
(Payments of) proceeds from long-term debt	(1,394)	6,306
Proceeds from exercise of stock options	80	72
Dividends paid	(783)	(789)
Other	(501)	(239)

Net cash (used) provided by financing activities	(3,472)	3,947

Effect of exchange rate changes on cash	128	(774)

Net change in cash	3,875	441

Cash:
Beginning of period	13,266	14,447

End of period	$17,141	$14,888

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.  This reclassification impacted the Company’s Condensed Consolidated Statements of Cash Flow, resulting in an immaterial transfer from operating activities to investing and financing activities.

New Accounting Releases

In August 2009, the Financial Accounting Standards Board (“FASB”) issued a clarification on fair value measurements.  This clarification provides that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This clarification was effective in the first reporting period following issuance (the Company’s first quarter of fiscal 2010), and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source of authoritative US generally accepted accounting principles recognized by the FASB, and is to be applied for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification is not intended to change GAAP and did not have an affect on our financial position, results or liquidity.

In June 2009, the FASB issued an amendment changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  New disclosures will be required regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  This change will be effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company) and is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued a revision which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets, and requires additional disclosures.  This change will be effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company) and is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued an update that requires disclosure about the fair value of financial instruments whenever summarized financial information for interim periods is issued, and requires disclosure of the fair value of all financial instruments (where practicable) in the body or accompanying notes of interim and annual financial statements.  This update was effective for the Company’s first quarter of fiscal 2010, and appropriate disclosures have been included herein.

In March 2009, the FASB concluded that vested share-based payment awards that entitle holders to receive nonforfeitable dividends declared on common stock are participating securities.  Accordingly, those awards should be considered in the calculation of earnings per share using the two class method.  This guidance is effective for fiscal years beginning after December 15, 2008.  The Company implemented this provision in the first fiscal quarter of 2010, with no material impact to the financial statements.

In December 2008, the FASB issued additional guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures required under this guidance are to provide users of financial statements with an understanding of:
a)	How investment allocation decisions are made;
b)	The major categories of plan assets;
c)	The inputs and valuation techniques used to measure the fair value of plan assets;
d)	The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and
e)	Significant concentrations of risk within plan assets.

These disclosures about plan assets are required for fiscal years ending after December 15, 2009, and earlier application is permitted.

In April 2008, the FASB issued an update that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This change was effective for the Company’s first quarter of fiscal 2010, and had no material impact on the Company’s financial statements.

In December 2007, the FASB established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company implemented this new standard in the first fiscal quarter of 2010, with minimal impact to the presentation of the financial statements.

B.	Inventory

The major classes of inventories were as follows (in thousands):

	September 25,	June 30,
	2009	2009
Inventories:
Finished parts	$57,698	$62,498
Work in process	9,386	8,726
Raw materials	22,417	21,107

	$89,501	$92,331

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three month periods ended September 25, 2009 and September 26, 2008 (in thousands):

	Three Months Ended
	September 25,	September 26,
	2009	2008

Reserve balance, beginning of period	$8,028	$8,125
Current period expense	1,197	793
Payments or credits to customers	(1,686)	(792)
Translation	128	(288)

Reserve balance, end of period	$7,667	$7,838

D.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.	Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended
	September 25,	September 26,
	2009	2008
Manufacturing segment sales	$32,738	$60,430
Distribution segment sales	27,952	30,820
Inter/Intra segment elimination - manufacturing	(6,407)	(13,302)
Inter/Intra segment elimination - distribution	(7,226)	(5,277)

Net sales	$47,057	$72,671

Manufacturing segment (loss) earnings	$(4,174)	$3,118
Distribution segment earnings	2,267	3,180
Corporate and eliminations	(1,803)	(2,321)

(Loss) earnings before income taxes
and noncontrolling interest	$(3,710)	$3,977

	September 25,	June 30,
Assets	2009	2009

Manufacturing segment assets	$342,160	$355,672
Distribution segment assets	72,803	67,856
Corporate assets and elimination
of inter-company assets	(140,558)	(137,963)

	$274,405	$285,565

F.	Stock-Based Compensation

In the first quarter of fiscal 2010 and 2009, the Company granted a target number of 91,807 and 88,500 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock unit awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 110,168.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2010.  The performance stock unit awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock unit awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 106,200.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2009.  There were 233,065 and 214,300 unvested stock unit awards outstanding at September 25, 2009 and September 26, 2008, respectively.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense (income) for the three months ended September 25, 2009 and September 26, 2008, related to the performance stock unit award grants, approximated $0 and $(150,887), respectively.

In the first quarter of fiscal 2010 and 2009, the Company granted a target number of 74,173 and 66,500 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 89,008.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2010.  The performance stock awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 79,800.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2009.  There were 177,983 and 176,868 unvested stock awards outstanding at September 25, 2009 and September 26, 2008, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three months ended September 25, 2009 and September 26, 2008, related to performance stock awards, approximated $0 and $280,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first quarter of fiscal 2010 and 2009, the Company granted 101,923 and 10,500 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 125,623 and 30,500 unvested shares outstanding at September 25, 2009 and September 26, 2008, respectively.  Compensation expense of $96,000 and $55,000 was recognized for the three months ended September 25, 2009 and September 26, 2008, respectively, related to these service-based awards.

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

	Three Months Ended
	September 25,	September 26,
	2009	2008

Pension Benefits:
Service cost	$62	$289
Interest cost	1,815	1,756
Expected return on plan assets	(1,507)	(2,223)
Amortization of prior service cost	2	(180)
Amortization of transition obligation	13	13
Amortization of net loss	656	801
Net periodic benefit cost	$1,041	$456

Postretirement Benefits:
Service cost	$7	$10
Interest cost	337	324
Amortization of net actuarial loss	45	137
Net periodic benefit cost	$389	$471

The Company previously disclosed in its financial statements for the year ended June 30, 2009, that it expected to contribute $455,000 to its pension plan in fiscal 2010.  As of September 25, 2009, $28,000 in contributions have been made.

H.	Income Taxes

The Company has approximately $797,000 of unrecognized tax benefits as of September 25, 2009, which, if recognized, would favorably impact the effective tax rate.  We anticipate that the net amount of unrecognized tax benefits will decline by approximately $90,000 during the next twelve months.

There was no change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended September 25, 2009.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2006 through 2008 for our major operations in the U.S., Italy, Belgium, and Japan.  The U.S. Internal Revenue Service is currently auditing our consolidated income tax return for fiscal 2003 through 2006.  Other audits currently underway include those in Italy.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2010.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 25, 2009, total accrued interest and penalties with respect to income taxes was approximately $102,000 that would favorably affect the effective tax rate if recognized.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the three months ended September 25, 2009 were as follows (in thousands):

Balance at June 30, 2009	$17,509
Translation adjustment	93

Balance at September 25, 2009	$17,602

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of September 25, 2009 and June 30, 2009 are as follows (in thousands):
	September 25,	June 30,
	2009	2009
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(6,383)	(6,184)
Translation adjustment	758	711

Total	$5,431	$5,583

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense for the three months ended September 25, 2009 and September 26, 2008 was $199,000 and $273,000, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2010 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2010	$607
2011	809
2012	809
2013	762
2014	762
2015	455

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 25, 2009 and June 30, 2009 are $2,297,000 and $2,272,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at September 25, 2009 and June 30, 2009 consisted of the following (in thousands):

	September 25,	June 30,
	2009	2009

Revolving loan	$21,150	$22,450
10-year unsecured senior notes	25,000	25,000
Other	2,863	3,319
Subtotal	49,013	50,769
Less: current maturities and short-term borrowings	(4,038)	(4,421)
Total long-term debt	$44,975	$46,348

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, as defined, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at September 25, 2009, and a maximum total funded debt to EBITDA ratio of 3.0 at September 25, 2009.  As of September 25, 2009, the Company was in compliance with these covenants with a rolling four quarter EBITDA total of $22,398,000 and a total funded debt to EBITDA ratio of 2.19.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of September 25, 2009, the minimum consolidated net worth requirement was $100,614,000 compared to an actual result of $141,012,000 after all required adjustments.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of the softening that was anticipated in many of its key markets.  Based on its current projections, which reflect these actions and the softening forecast, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2010 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.

The fair value of the Company’s 6.05% Senior Notes due April 10, 2016 was approximately $22,726,000 and $23,250,000 at September 25, 2009 and June 30, 2009, respectively.  The Company’s revolving loan agreement approximates fair value at September 25, 2009 and June 30, 2009.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  The Company purchased no shares of its outstanding Common Stock in the first quarter of fiscal 2010 and fiscal 2009.  In the second quarter of fiscal 2009, the Company repurchased 250,000 shares of its outstanding Common Stock at an average price of $7.25 per share for a total cost of $1,812,500.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarter of 2009 and 2010:
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2008	14,693	142,361	2,446	(29,854)	679	130,325
Net income		2,465			159	2,624
Translation adjustments			(7,448)		(48)	(7,496)
Benefit plan adjustments, net of tax			470			470
Cash dividends		(789)			(143)	(932)
Compensation expense and windfall						-
tax benefits	1,100					1,100
Shares (acquired) issued, net	(2,138)			1,207		(931)
Balance-September 26, 2008	13,655	144,037	(4,532)	(28,647)	647	125,160

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2009	13,205	150,257	(26,218)	(30,256)	837	107,825
Net (loss) income		(2,404)			92	(2,312)
Translation adjustments			2,913		15	2,928
Benefit plan adjustments, net of tax			447			447
Cash dividends		(784)				(784)
Compensation expense and windfall						-
tax benefits	(90)					(90)
Shares (acquired) issued, net	(2,699)			2,462		(237)
Balance-September 25, 2009	10,416	147,069	(22,858)	(27,794)	944	107,777

L.     Subsequent Events

Subsequent events have been evaluated through November 4, 2009, the date these financial statements were issued.  There were no events that required disclosure.

Item 2.                      Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information.  This discussion should be read in conjunction with our consolidated fiscal 2009 financial statements and related notes.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2009 could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Three Months Ended
	September 25,		September 26,
	2009	%	2008	%
Net sales	$47,057		$72,671
Cost of goods sold	37,310		52,599

Gross profit	9,747	20.7%	20,072	27.6%

Marketing, engineering and
administrative expenses	12,778	27.2%	16,318	22.5%

(Loss) earnings from operations	$(3,031)	(6.4)%	$3,754	5.2%

Comparison of the First Quarter of FY 2010 with the First Quarter of FY 2009

Net sales for the first quarter decreased 35.2%, or $25.6 million, to $47.1 million from $72.7 million in the same period a year ago.  Compared to the first quarter of fiscal 2009, the Euro and Asian currencies weakened against the U.S. Dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $0.3 million versus the prior year, before eliminations.  The decline in sales for the fiscal 2010 first quarter was due to the continued impact the global recession is having on the Company’s markets, the seasonally weak first quarter and shutdowns at the Company’s Italian, Belgian and Racine manufacturing facilities.  Shipments to the mega yacht, industrial, and oil and gas markets remained weak during the fiscal 2010 first quarter, which was partially offset by good demand from the airport, rescue and fire fighting (ARFF) market and stable demand from land- and marine-based military, and Asian-Pacific commercial marine markets.

Sales at our manufacturing segment were down 45.8% versus the same period last year.  As announced previously, the Company implemented temporary plant shutdowns along with government sponsored layoffs, in addition to normal seasonal actions, to adjust production levels to near term demand, which had a negative impact on volume.  All global manufacturing operations were affected by these temporary shutdowns.  Our domestic manufacturing operation saw a 40% decline in sales versus the first fiscal quarter of 2009.  All product categories, except airport rescue and fire fighting, saw double digit declines versus the prior fiscal year.  This was due to the continued effects of the global recession as well as the closure of Racine manufacturing operations for the month of July.  The Company’s Belgian and Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets, experienced decreases of nearly 50% and 60%, respectively, compared to the prior fiscal year’s first quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced just over a 30% decrease in sales, as softness in the mega yacht market was partially offset by growth in the patrol boat market.

Our distribution segment, buoyed by continued growth in Asia, experienced a decrease of only 9% in sales compared to the first quarter of fiscal 2009.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  This operation saw a nearly 4% increase in sales versus the same period a year ago, and set a new sales record for its first fiscal quarter.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a double-digit decline in sales due to continued softness in the oil and gas, and marine transmission markets.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the Italian pleasure craft market, also saw a double digit decrease in sales due to continued weakness in that market.

The elimination for net inter/intra segment sales decreased $4.9 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased nearly 700 basis points to 20.7% of sales, compared to 27.6% of sales for the same period last year.  Profitability for fiscal 2010’s first quarter was significantly impacted by lower volumes, unfavorable product mix, higher pension expenses and unfavorable plant absorption.  The Company estimates that the majority of the deterioration was the result of unfavorable absorption due to the impact of lower volumes and the effect of the temporary plant shutdowns along with government sponsored layoffs, and normal seasonal actions, to adjust production levels to near term demand.  In the first quarter of fiscal 2009, the Company recorded $0.2 million of pension expense for its domestic defined benefit pension plan, compared to pension expense of $0.6 million in the first quarter of fiscal 2010, for a net year over year increase in pension expense of $0.4 million.  It is estimated that the fiscal year impact of the increase in pension expense to cost of goods sold will be $2.8 million.

Marketing, engineering, and administrative (ME&A) expenses decreased $3.5 million, or 21.7%, compared to last year’s first fiscal quarter.  As a percentage of sales, ME&A expenses increased to 27.2% of sales versus 22.5% of sales in the first quarter of fiscal 2009.  The net $3.5 million decrease is a result of previously announced cost reduction initiatives across the Company’s global operations, and lower bonus and stock based compensation expense, partially offset by higher pension expense.  The decrease in domestic bonus and stock based compensation expense accounted for $0.7 million and $0.1 million, respectively, of the year over year decrease.

Interest expense of $0.6 million for the quarter was up 3.7% versus last year’s first fiscal quarter.  For the first quarter of fiscal 2009, the interest rate on the Company’s revolving credit facility was in the range of 3.71% to 3.74%, whereas for the first quarter of fiscal 2010 the rate was 4.0%.  The average balance of the Company’s revolving credit facility increased less than 1% and the total interest on the revolver increased nearly 21% to $0.2 million.  The interest expense on the Company’s $25 million Senior Note was flat year over year, at a fixed rate of 6.05%, at $0.4 million.

Other income, net of $0.1 million for the quarter was down roughly $0.9 million from the prior year primarily due to a swing from exchange gains in the prior fiscal year to exchange losses in the current fiscal year at the Company’s Belgian manufacturing and Japanese joint venture caused by the strengthening of the U.S. Dollar in the first quarter of fiscal 2010.

The consolidated income tax rate for the first fiscal quarter of 2010 was 37.7%, compared to 34.0% for the same period a year ago.  The increase is primarily the result of the magnified impact of foreign permanent items on a lower income base, as well as the reduced impact of certain tax credits.

Financial Condition, Liquidity and Capital Resources

Comparison between September 25, 2009 and June 30, 2009

As of September 25, 2009, the Company had net working capital of $103.1 million, which represents a decrease of $0.6 million, or 0.5%, from the net working capital of $103.7 million as of June 30, 2009.

Cash increased $3.8 million to $17.1 million as of September 25, 2009, versus $13.3 million as of June 30, 2009.  The majority of the cash as of September 25, 2009 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $42.3 million were down $11.1 million, or nearly 21%, when compared to last fiscal year-end.  The impact of foreign currency translation was to increase accounts receivables by $0.6 million versus June 30, 2009.  The net decrease is consistent with the sales volume decline experienced from the fourth quarter of the prior fiscal year to the first quarter of fiscal 2009 as well as the continued focus on the collection of any past due receivables balances.

Net inventory decreased by $2.8 million versus June 30, 2009 to $89.5 million.  The impact of foreign currency translation was to increase net inventory by $1.8 million versus June 30, 2009.  After adjusting for the impact of foreign currency translation, the net decrease of $4.6 million came at the Company’s European manufacturing and Asian distribution locations offset by an increase at the Company’s domestic manufacturing operation as it amped back up production after its July shutdown.  The overall decrease reflects lower sales volumes and a continued emphasis on inventory management and reduction in fiscal 2010.  On a consolidated basis, as of September 25, 2009, the Company’s backlog of orders to be shipped over the next six months approximates $62.5 million, compared to $60.6 million at June 30, 2009 and $118.6 million at September 26, 2008.Net property, plant and equipment (PP&E) decreased $0.5 million versus June 30, 2009.  This includes the addition of $1.0 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $2.2 million.  The net remaining decrease is due to foreign currency translation effects.  In total, the Company expects to invest between $7 and $10 million in capital assets in fiscal 2010.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  This compares to $8.9 million and $15.0 million in capital expenditures in fiscal 2009 and fiscal 2008, respectively.  The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the implementation of a global ERP system.

Accounts payable as of September 25, 2009 of $21.4 million were down $3.4 million, or 13.8%, from June 30, 2009.  The decrease in accounts payable was consistent with the overall decrease in inventory in the quarter as well as the decrease in production levels due to the previously announced temporary plant shutdowns and layoff programs at the Company’s domestic and European manufacturing operations.

Total borrowings and long-term debt as of September 25, 2009 decreased by $1.8 million, or over 3%, to $49.0 million versus June 30, 2009.  This decrease was driven by the overall increase in operating cash flow primarily driven by a decrease in inventory and receivables levels.

Total equity remained flat at $107.8 million.  Retained earnings decreased by $3.2 million.  The net decrease in retained earnings included $2.4 million in net losses reported year-to-date and $0.8 million in dividend payments.  Net favorable foreign currency translation of $2.9 million was reported.  The remaining movement of $0.9 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012 and the funded debt to EBITDA maximum was increased from 2.5 to 3.0.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at September 25, 2009, and a maximum total funded debt to EBITDA ratio of 3.0 at September 25, 2009.  As of September 25, 2009, the Company was in compliance with these covenants with a rolling four quarter EBITDA total of $22,398,000 and a funded debt to EBITDA ratio of 2.19.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of September 25, 2009 the minimum equity requirement was $100,614,000 compared to an actual result of $141,012,000 after all required adjustments.  The outstanding balance of $21,150,000 and $22,450,000 at September 25, 2009 and June 30, 2009, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% at September 25, 2009 and June 30, 2009, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.  As of September 25, 2009, the Company was in compliance with these covenants.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $13.8 million of available borrowings on our $35 million revolving loan agreement as of September 25, 2009, and continues to generate enough cash from operations to meet our operating and investing needs.  For the quarter ended September 25, 2009, the Company generated net cash from operating activities of $8.5 million.  As of September 25, 2009, the Company also had cash of $17.1 million, primarily at its overseas operations.  These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2010, the Company expects to contribute $455,000 to its defined benefit plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2010, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of softening that was anticipated in many of its key markets.  Based on its annual financial plan, which reflects these actions and the softening forecast, the Company does not expect to violate any of its financial covenants in fiscal 2010.

As of September 25, 2009, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$21,150		$21,150
Long-term debt	$27,863	$4,038	$8,134	$8,515	$7,176
Operating leases	$9,847	$3,501	$4,314	$1,822	$210
Total obligations	$58,860	$7,539	$33,598	$10,337	$7,386

The table above does not include tax liabilities related to uncertain income tax positions totaling $797,000, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2010 contributions to all defined benefit plans will total $455,000.

New Accounting Releases

In August 2009, the Financial Accounting Standards Board (“FASB”) issued a clarification on fair value measurements.  This clarification provides that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This clarification was effective in the first reporting period following issuance (the Company’s first quarter of fiscal 2010), and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”).  The Codification is the single source of authoritative US generally accepted accounting principles recognized by the FASB, and is to be applied for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification is not intended to change GAAP and did not have an affect on our financial position, results or liquidity.

In June 2009, the FASB issued an amendment changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  New disclosures will be required regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  This change will be effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company) and is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued a revision which will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets, and requires additional disclosures.  This change will be effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company) and is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued an update that requires disclosure about the fair value of financial instruments whenever summarized financial information for interim periods is issued, and requires disclosure of the fair value of all financial instruments (where practicable) in the body or accompanying notes of interim and annual financial statements.  This update was effective for the Company’s first quarter of fiscal 2010, with no material impact on the financial statements.

In March 2009, the FASB concluded that vested share-based payment awards that entitle holders to receive nonforfeitable dividends declared on common stock are participating securities.  Accordingly, those awards should be considered in the calculation of earnings per share using the two class method.  This guidance is effective for fiscal years beginning after December 15, 2008.  The Company implemented this provision in the first fiscal quarter of 2010, with no material impact to the financial statements.

In December 2008, the FASB issued additional guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures required under this guidance are to provide users of financial statements with an understanding of:
a)	How investment allocation decisions are made;
b)	The major categories of plan assets;
c)	The inputs and valuation techniques used to measure the fair value of plan assets;
d)	The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and
e)	Significant concentrations of risk within plan assets.

These disclosures about plan assets are required for fiscal years ending after December 15, 2009, and earlier application is permitted.

In April 2008, the FASB issued an update that amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This change was effective for the Company’s first quarter of fiscal 2010, and had no material impact on the Company’s financial statements.

In December 2007, the FASB established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company implemented this new standard in the first fiscal quarter of 2010, with minimal impact to the presentation of the financial statements.

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

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2009.  There have been no significant changes to those accounting policies subsequent to June 30, 2009.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $35,000,000 revolving loan agreement expiring May 31, 2012, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 25, 2009 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $85,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 31% of the Company’s revenues in the three months ended September 25, 2009 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 77% was denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other income (expense), net in the Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2010 and 2009 was the Euro.  At September 25, 2009, the Company had no outstanding forward exchange contracts.  At June 30, 2009, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $156,000 with a weighted average maturity of 74 days.  The fair value of the Company’s contracts was a gain of $3,000 at June 30, 2009.

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

Item 1A.                      Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2009 Annual Report on Form 10-K.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities of the Company sold by the Company during the three months ended September 25, 2009, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 – July 24, 2009	0	NA	0	250,000

July 25, 2009 – August 28, 2009	0	NA	0	250,000

August 29, 2009 - September 25, 2009	0	NA	0	250,000

Total	0		0

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during the second quarter of fiscal 2009.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 4, 2009	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer