Form 10-Q
period 2010-02-03
TWIN DISC INC
filed 2010-02-03
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 25, 2009

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
Yes                                No  √

At January 29, 2010, the registrant had 11,191,826 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	December 25,	June 30,
	2009	2009
Assets
Current assets:
Cash	$16,762	$13,266
Trade accounts receivable, net	39,806	53,367
Inventories, net	89,384	92,331
Deferred income taxes	5,336	6,280
Other	7,587	8,677

Total current assets	158,875	173,921

Property, plant and equipment, net	64,321	65,799
Goodwill, net	18,013	17,509
Deferred income taxes	13,348	14,386
Intangible assets, net	7,841	7,855
Other assets	6,350	6,095

Total assets	$268,748	$285,565

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$4,551	$4,421
Accounts payable	21,874	24,864
Accrued liabilities	33,706	40,967

Total current liabilities	60,131	70,252

Long-term debt	37,060	46,348
Accrued retirement benefits	60,720	60,241
Other long-term	899	899

Total liabilities	158,810	177,740

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	10,468	13,205
Retained earnings	145,796	150,257
Accumulated other comprehensive loss	(19,458)	(26,218)
	136,806	137,244
Less treasury stock, at cost
(1,914,842 and 2,070,124 shares, respectively)	27,690	30,256

Total Twin Disc shareholders' equity	109,116	106,988

Noncontrolling interest	822	837

Total equity	109,938	107,825

Total liabilities and equity	$268,748	$285,565
The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2009	2008	2009	2008

Net sales	$55,186	$81,598	$102,243	$154,270
Cost of goods sold	40,400	58,645	77,710	111,245

Gross profit	14,786	22,953	24,533	43,025

Marketing, engineering and administrative expenses	14,895	17,008	27,673	33,326

(Loss) earnings from operations	(109)	5,945	(3,140)	9,699

Interest expense	563	714	1,182	1,311
Other expense (income), net	137	(192)	197	(1,012)
	700	522	1,379	299

(Loss) earnings before income taxes and noncontrolling interest	(809)	5,423	(4,519)	9,400
Income taxes	(300)	1,924	(1,698)	3,277

Net (loss) earnings	(509)	3,499	(2,821)	6,123

Less: Net loss (earnings) attributable to noncontrolling interest, net of tax	19	(66)	(73)	(225)

Net (loss) earnings attributable to Twin Disc	$(490)	$3,433	$(2,894)	$5,898

Dividends per share	$0.0700	$0.0700	$0.1400	$0.1400

(Loss) earnings per share data:
Basic (loss) earnings per share attributable to Twin Disc common shareholders	$(0.04)	$0.31	$(0.26)	$0.53
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	$(0.04)	$0.31	$(0.26)	$0.52

Weighted average shares outstanding data:
Basic shares outstanding	11,185	11,151	11,158	11,214
Dilutive stock awards	-	47	-	70
Diluted shares outstanding	11,185	11,198	11,158	11,284

Comprehensive income (loss):
Net (loss) earnings	$(509)	$3,499	$(2,821)	$6,123
Adjustment for amortization of net actuarial loss and prior service cost, net of tax	470	472	917	942
Foreign currency translation adjustment	2,987	(11,074)	5,915	(18,570)
Comprehensive income (loss)	2,948	(7,103)	4,011	(11,505)
Comprehensive loss (earnings) attributable to noncontrolling interest	19	(66)	(73)	(225)

Comprehensive income (loss) attributable to Twin Disc	$2,967	$(7,169)	$3,938	$(11,730)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended
	December 25,	December 26,
	2009	2008

Cash flows from operating activities:
Net (loss) earnings	$(2,821)	$6,123
Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Depreciation and amortization	4,872	4,754
Other non-cash changes, net	237	295
Net change in working capital, excluding cash	13,773	(8,046)

Net cash provided by operating activities	16,061	3,126

Cash flows from investing activities:
Acquisitions of fixed assets	(1,664)	(4,651)
Other, net	(263)	1,126

Net cash used by investing activities	(1,927)	(3,525)

Cash flows from financing activities:
Increase (decrease) in notes payable, net	73	(951)
(Payments of) proceeds from long-term debt	(9,232)	3,584
Proceeds from exercise of stock options	80	110
Purchase of treasury stock	-	(1,813)
Dividends paid to shareholders	(1,567)	(1,578)
Dividends paid to noncontrolling interest	(160)	(143)
Other	(468)	(252)

Net cash used by financing activities	(11,274)	(1,043)

Effect of exchange rate changes on cash	636	(1,854)

Net change in cash	3,496	(3,296)

Cash:
Beginning of period	13,266	14,447

End of period	$16,762	$11,151

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.  This reclassification impacted the Company’s Condensed Consolidated Statements of Cash Flow, resulting in an immaterial transfer from operating activities to financing activities.

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

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source of authoritative US generally accepted accounting principles recognized by the FASB, and is to be applied for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification is not intended to change GAAP and did not have an effect on our financial position, results or liquidity.

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	December 25,	June 30,
	2009	2009
Inventories:
Finished parts	$57,447	$62,498
Work in process	9,541	8,726
Raw materials	22,396	21,107

	$89,384	$92,331

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and six month periods ended December 25, 2009 and December 26, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2009	2008	2009	2008

Reserve balance, beginning of period	$7,667	$7,838	$8,028	$8,125
Current period expense	1,222	1,314	2,419	2,107
Payments or credits to customers	(1,755)	(764)	(3,441)	(1,556)
Translation	(19)	(157)	109	(445)

Reserve balance, end of period	$7,115	$8,231	$7,115	$8,231

D.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.	Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2009	2008	2009	2008

Manufacturing segment sales	$46,921	$74,946	$79,659	$135,377
Distribution segment sales	23,484	27,151	51,436	57,970
Inter/Intra segment elimination - manufacturing	(11,072)	(15,933)	(17,480)	(29,235)
Inter/Intra segment elimination - distribution	(4,147)	(4,566)	(11,372)	(9,842)

Net sales	$55,186	$81,598	$102,243	$154,270

Manufacturing segment (loss) earnings	$(222)	$5,323	$(4,396)	$8,443
Distribution segment earnings	1,474	2,315	3,741	5,495
Corporate and eliminations	(2,061)	(2,215)	(3,864)	(4,538)

(Loss) earnings before income taxes
and noncontrolling interest	$(809)	$5,423	$(4,519)	$9,400

	Dec. 25,	June 30,
Assets	2009	2009

Manufacturing segment assets	$349,831	$355,672
Distribution segment assets	61,619	67,856
Corporate assets and elimination
of inter-company assets	(142,702)	(137,963)

	$268,748	$285,565

F.	Stock-Based Compensation

In the first half of fiscal 2010 and 2009, the Company granted a target number of 91,807 and 88,500 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock unit awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 110,168.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2010.  The performance stock unit awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock unit awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 106,200.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2009.  There were 233,065 and 214,300 unvested stock unit awards outstanding at December 25, 2009 and December 26, 2008, respectively.  The performance stock unit awards are remeasured at fair-value at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  There was no compensation expense for the three and six months ended December 25, 2009 due to the low probability of achieving threshold performance levels.  The compensation expense (income) for the three and six months ended December 26, 2008, related to the performance stock unit awards, approximated $(521,000) and $(671,000), respectively.

In fiscal 2010 and 2009, the Company granted a target number of 74,173 and 66,500 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 89,008.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2010.  The performance stock awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 79,800.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2009.  There were 177,983 and 176,868 unvested stock awards outstanding at December 25, 2009 and December 26, 2008, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  There was no compensation expense for the three and six months ended December 25, 2009 due to the low probability of achieving threshold performance levels.  The compensation expense for the three and six months ended December 26, 2008, related to performance stock awards, approximated $320,000 and $600,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During fiscal 2010 and 2009, the Company granted 109,123 and 17,700 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 126,423 and 23,700 unvested shares outstanding at December 25, 2009 and December 26, 2008, respectively.  The compensation expense for the three and six months ended December 25, 2009, related to these service-based awards approximated $96,000 and $220,000, respectively.  The compensation expense for the three and six months ended December 26, 2008, related to these service-based awards approximated $66,000 and $121,000, respectively.

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

	Three Months Ended		Six Months Ended
	Dec. 25,	Dec. 26,	Dec. 25,	Dec. 26,
	2009	2008	2009	2008

Pension Benefits:
Service cost	$73	$298	$135	$587
Interest cost	1,832	1,771	3,647	3,527
Expected return on plan assets	(1,526)	(2,238)	(3,033)	(4,461)
Amortization of prior service cost	4	(179)	6	(359)
Amortization of transition obligation	20	18	33	31
Amortization of net loss	657	800	1,313	1,601
Net periodic benefit cost	$1,060	$470	$2,101	$926

Postretirement Benefits:
Service cost	$7	$9	$14	$19
Interest cost	336	324	673	648
Amortization of net actuarial loss	46	138	91	275
Net periodic benefit cost	$389	$471	$778	$942

The Company previously disclosed in its financial statements for the year ended June 30, 2009, that it expected to contribute $455,000 to its pension plan in fiscal 2010.  As of December 25, 2009, $56,000 in contributions have been made.

H.	Income Taxes

The Company has approximately $797,000 of unrecognized tax benefits, excluding related interest and penalties, as of December 25, 2009, which, if recognized, would favorably impact the effective tax rate.  The Company anticipates that the net amount of unrecognized tax benefits will decline by approximately $90,000 during the next twelve months.

There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended December 25, 2009.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2006 through 2008 for the major operations in the U.S., Italy, Belgium, and Japan.  The U.S. Internal Revenue Service is currently auditing the consolidated income tax return for fiscal 2003 through 2006.  Other audits currently underway include those in Italy.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2010.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to operating losses in certain foreign jurisdictions in the first half of the fiscal year, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions (approximately $1,156,000 at December 25, 2009).  This evaluation concluded that it continues to be more likely than not that the net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 25, 2009, total accrued interest and penalties with respect to income taxes was approximately $102,000 that would favorably affect the effective tax rate if recognized.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the six months ended December 25, 2009 were as follows (in thousands):

Balance at June 30, 2009	$17,509
Translation adjustment	504

Balance at December 25, 2009	$18,013

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of December 25, 2009 and June 30, 2009 are as follows (in thousands):
	December 25,	June 30,
	2009	2009
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(6,593)	(6,184)
Translation adjustment	973	711

Total	$5,436	$5,583

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense was $210,000 and $409,000 for the three and six months ended December 25, 2009, respectively, and $243,000 and $516,000 for the three and six months ended December 26, 2008, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2010 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2010	$422
2011	845
2012	845
2013	795
2014	795
2015	474

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 25, 2009 and June 30, 2009 are $2,405,000 and $2,272,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at December 25, 2009 and June 30, 2009 consisted of the following (in thousands):

	December 25,	June 30,
	2009	2009

Revolving loan	$13,850	$22,450
10-year unsecured senior notes	25,000	25,000
Other	2,761	3,319
Subtotal	41,611	50,769
Less: current maturities and short-term borrowings	(4,551)	(4,421)
Total long-term debt	$37,060	$46,348

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, as defined, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at December 25, 2009, and a maximum total funded debt to EBITDA ratio of 3.0 at December 25, 2009.  As of December 25, 2009, the Company was in compliance with these covenants with a rolling four quarter EBITDA total of $16,242,000 and a total funded debt to EBITDA ratio of 2.56.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of December 25, 2009, the minimum consolidated net worth requirement was $100,614,000 compared to an actual result of $143,116,000 after all required adjustments.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of the softening that was anticipated in many of its key markets.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, may narrow in the Company’s third fiscal quarter with an improvement beginning in the fourth fiscal quarter and continuing thereafter.  Based on its current projections, which reflect the above actions and considerations, including the Company’s results in the first six months of fiscal 2010, the Company believes it will generate sufficient EBITDA levels throughout fiscal 2010 in order to maintain compliance wit the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.

The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $22,536,000 and $23,250,000 at December 25, 2009 and June 30, 2009, respectively.  The Company’s revolving loan agreement approximates fair value at December 25, 2009 and June 30, 2009.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  The Company purchased no shares of its outstanding Common Stock in the first half of fiscal 2010.  In the second quarter of fiscal 2009, the Company repurchased 250,000 shares of its outstanding Common Stock at an average price of $7.25 per share for a total cost of $1,812,500.

The following is a reconciliation of the Company’s equity balances for the first fiscal half of 2009 and 2010 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2008	$14,693	$142,361	$2,446	$(29,854)	$679	$130,325
Net income		5,898			225	6,123
Translation adjustments			(18,524)		(46)	(18,570)
Benefit plan adjustments, net of tax			942			942
Cash dividends		(1,578)			(143)	(1,721)
Compensation expense and windfall
tax benefits	1,497					1,497
Shares (acquired) issued, net	(2,328)			(402)		(2,730)
Balance-December 26, 2008	$13,862	$146,681	$(15,136)	$(30,256)	$715	$115,866

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2009	$13,205	$150,257	$(26,218)	$(30,256)	$837	$107,825
Net (loss) income		(2,894)			73	(2,821)
Translation adjustments			5,843		72	5,915
Benefit plan adjustments, net of tax			917			917
Cash dividends		(1,567)			(160)	(1,727)
Compensation expense and windfall
tax benefits	66					66
Shares (acquired) issued, net	(2,803)			2,566		(237)
Balance-December 25, 2009	$10,468	$145,796	$(19,458)	$(27,690)	$822	$109,938

L.      Subsequent Events

Subsequent events have been evaluated through February 3, 2010, the date these financial statements were issued.  There were no events that required disclosure.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of this Form 10-Q could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Three Months Ended				Six Months Ended
	December 25,		December 26,		December 25,		December 26,
	2009	%	2008	%	2009	%	2008	%

Net sales	$55,186		$81,598		$102,243		$154,270
Cost of goods sold	40,400		58,645		77,710		111,245

Gross profit	14,786	26.8%	22,953	28.1%	24,533	24.0%	43,025	27.9%

Marketing, engineering and
administrative expenses	14,895	27.0	17,008	20.8	27,673	27.1	33,326	21.6

Earnings from operations	$(109)	(0.2)	$5,945	7.3	$(3,140)	(3.1)	$9,699	6.3

Comparison of the Second Quarter of FY 2010 with the Second Quarter of FY 2009

Net sales for the second quarter decreased 32.4%, or $26.4 million, to $55.2 million from $81.6 million in the same period a year ago.  Compared to the second quarter of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The net translation effect of this on foreign operations was to increase revenues by approximately $2.8 million versus the prior year, before eliminations.  Adjusting for the impact of foreign currency translation on the second fiscal quarter, sales would have been down just under 36% versus the same period last fiscal year.  Sales continued to be affected by the impact the global recession is having on the Company’s markets, specifically from customers in the mega yacht and industrial markets.  This weakness was partially offset by continued demand from the airport, rescue and fire fighting (ARFF) market and stable demand from land- and marine-based military, and Asian-Pacific commercial marine markets.

Sales at our manufacturing segment were down 37.4%, or $28.0 million, to $46.9 million from $74.9 million in the same period last year.  Sales at our U.S. domestic manufacturing location were down just under 36%, primarily due to continued softening in industrial product, land-based oil and gas transmission, and commercial marine transmission shipments in the quarter.  This was partially offset by strong shipments of ARFF transmissions and Arneson Surface Drives in the quarter.  This operation saw strong growth in its six month backlog during the quarter, primarily driven by orders for the 8500 series transmission for the land-based oil and gas market as well as vehicular transmissions for the military.  The Company’s Belgian and Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets, experienced decreases of approximately 35% and 45%, respectively, compared to the prior fiscal year’s second quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 30% decrease in sales, as softness in the mega yacht market was partially offset by growth in the patrol boat market.  Compared to the second quarter of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The net translation effect of this on foreign manufacturing operations was to increase revenues by approximately $1.8 million versus the prior year, before eliminations.

Our distribution segment, buoyed by continued growth in Asia, experienced a decrease of only 13.5% in sales compared to the second quarter of fiscal 2009.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  This operation saw an over 9% increase in sales versus the same period a year ago, and set a new sales record for its second fiscal quarter.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a double-digit decline in sales due to continued softness in the oil and gas, and marine transmission markets.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the Italian pleasure craft market, also saw a double digit decrease in sales due to continued weakness in that market.  Compared to the second quarter of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The net translation effect of this on foreign distribution operations was to increase revenues by approximately $2.1 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales decreased $5.3 million, accounting for the remainder of the net change in sales versus the same period last year.  This change reflects the overall volume decline in shipments primarily to our European and North American subsidiaries.

Gross profit as a percentage of sales decreased nearly 130 basis points to 26.8% of sales, compared to 28.1% of sales for the same period last year.  Profitability for fiscal 2010’s second quarter was significantly impacted by lower volumes, unfavorable product mix, higher pension expenses and unfavorable plant absorption.  The Company estimates that the majority of the deterioration was the result of unfavorable absorption due to the impact of lower volumes and the effect of the temporary plant shutdowns along with government sponsored layoffs, and normal seasonal actions, to adjust production levels to near term demand.  Gross profit, as a percentage of fiscal 2010 second quarter sales, was 26.8 percent, compared to 20.7 percent in the fiscal 2010 first quarter.  The sequential gross profit improvement in the fiscal 2010 second quarter compared to the fiscal 2010 first quarter benefited from increased sales volumes and a slight improvement in the mix of business.  In the second quarter of fiscal 2009, the Company recorded $0.2 million of pension expense for its domestic defined benefit pension plan, compared to pension expense of $0.6 million in the second quarter of fiscal 2010, for a net year over year increase in pension expense of $0.4 million.  It is estimated that the fiscal year impact of the increase in pension expense to cost of goods sold will be $2.8 million.

Marketing, engineering, and administrative (ME&A) expenses decreased $2.1 million, or 12.4%, compared to last year’s second fiscal quarter.  As a percentage of sales, ME&A expenses increased to 27.0% of sales versus 20.8% of sales in the second quarter of fiscal 2009.  Compared to the second quarter of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The net translation effect of this was to increase ME&A expenses by approximately $0.8 million versus the prior year, before eliminations.  The net decrease is partially the result of previously announced cost reduction initiatives across the Company’s global operations.  In addition, the prior year’s fiscal second quarter included $1.3 million of severance costs and approximately $0.6 million of additional corporate IT expenses related to the Company’s implementation of its global ERP system.

Interest expense of $0.6 million for the quarter was down 21.1% versus last year’s second fiscal quarter.  For the second quarter of fiscal 2009, the interest rate on the Company’s revolving credit facility was in the range of 3.16% to 4.00%, whereas for the second quarter of fiscal 2010 the rate was 4.0%.  The average balance of the Company’s revolving credit facility decreased by $9.3 million, or nearly 38%, and the total interest on the revolver decreased nearly 40% to $0.2 million.  The interest expense on the Company’s $25 million Senior Note was flat year over year, at a fixed rate of 6.05%, at $0.4 million.

Other expense, net of $0.1 million for the quarter compared to other income, net of $0.2 million in the prior fiscal year’s second quarter.  The net change of $0.3 million from the prior year was primarily due to an increase in exchange losses recognized at the Company’s Japanese joint venture caused by the weakening of the U.S. Dollar in the second quarter of fiscal 2010.

The Company’s consolidated income tax rate for the fiscal 2010 second quarter was 37.1 percent, compared to 35.5 percent for fiscal 2009’s second quarter.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a net deferred tax asset.  Due to the operating losses in the first half of the fiscal year, the Company has evaluated the realizability of the deferred tax assets in all relevant jurisdictions.  This evaluation concluded that it continues to be more likely than not that all net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

Comparison of the First Six Months of FY 2010 with the First Six Months of FY 2009

Net sales for the first six months of fiscal 2010 decreased 33.7%, or $52.0 million, to $102.2 million from $154.3 million in the same period a year ago.  Compared to the first six months of fiscal 2009, the Euro and Asian currencies strengthened, on average, against the U.S. dollar.  The translation effect of this strengthening on foreign operations was to increase revenues by approximately $2.5 million versus the prior year, before eliminations.  Sales continued to be affected by the impact the global recession is having on the Company’s markets, specifically from customers in the mega yacht and industrial markets.  This weakness was partially offset by continued demand from the airport, rescue and fire fighting (ARFF) market and stable demand from land- and marine-based military, and Asian-Pacific commercial marine markets.  The Company saw increased order activity in the second fiscal quarter, with particularly strong growth in the order backlog for land-based transmissions for its oil and gas markets.  The six month backlog for ARFF and military transmissions remain steady and have experienced recent growth as well.  While order activity for pleasure craft and commercial marine markets remains soft, the Company continues to experience growth in its patrol boat business.

Sales at our manufacturing segment were down 41.2% or $55.7 million, to $79.7 million from $135.4 million in the same period last year.  Year-to-date, sales at our U.S. domestic manufacturing locations were down almost 38%.  Except for growth in its ARFF transmission business, all of the markets served by our domestic operation have seen double-digit decreases on a year-to-date basis.  However, the Company saw an increase in both order inquiries and backlog in the second fiscal quarter.  The Company’s European manufacturing operations, which have been adversely impacted by the slowdown in the European mega yacht and industrial markets, experienced 30% to 60% decreases versus the first half of fiscal 2009.

Our distribution segment experienced a decrease of 11.3% in sales, or $6.5 million, to $51.5 million from $58.0 million in the same period a year ago.  The Company’s Asian distribution operations in Singapore and joint venture in Japan continue to experience growth in the commercial marine transmission markets.  Offsetting these increases, the Company’s distribution operations in Italy and Australia saw significant decreases in pleasure craft marine transmission and boat management system product sales.  In addition, North American distribution operations continue to see weakness in the pleasure craft marine markets as well as continued softness in the Canadian oil and gas markets, although the latter showed increased order activity in the second quarter of fiscal 2010.  Compared to the first six months of fiscal 2009, the Euro and Asian currencies strengthened, on average, against the U.S. dollar.  The translation effect of this strengthening on foreign distribution operations was to increase revenues by approximately $2.0 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales decreased $10.2 million, accounting for the remainder of the net change in sales versus the same period last year.  This change reflects the overall volume decline in shipments primarily to our European and North American subsidiaries.

Gross profit as a percentage of sales decreased nearly 390 basis points to 24.0% of sales, compared to 27.9% of sales for the same period last year.  Profitability for fiscal 2010’s first half was significantly impacted by lower volumes, unfavorable product mix, higher pension expenses and unfavorable plant absorption.  The Company estimates that the majority of the deterioration was the result of unfavorable absorption due to the impact of lower volumes and the effect of the temporary plant shutdowns along with government sponsored layoffs, and normal seasonal actions, to adjust production levels to near term demand.  Gross profit, as a percentage of fiscal 2010 second quarter sales, was 26.8 percent, compared to 20.7 percent in the fiscal 2010 first quarter.  The sequential gross profit improvement in the fiscal 2010 second quarter compared to the fiscal 2010 first quarter benefited from increased sales volumes and a slight improvement in the mix of business.  In the first half of fiscal 2009, the Company recorded $0.4 million of pension expense for its domestic defined benefit pension plan, compared to pension expense of $1.1 million in the first half of fiscal 2010, for a net year over year increase in pension expense of $0.7 million.  It is estimated that the fiscal year impact of the increase in pension expense to cost of goods sold will be $2.8 million.

Marketing, engineering, and administrative (ME&A) expenses decreased $5.7 million, or 17.0%, compared to last fiscal year’s first six months.  As a percentage of sales, ME&A expenses increased to 27.1% of sales versus 21.6% of sales in the first six months of fiscal 2009.  Compared to the first half of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The translation effect of this weakening was to increase ME&A expenses by approximately $0.5 million versus the prior year, before eliminations.  The net remaining decrease is primarily a result of previously announced cost reduction initiatives across the Company’s global operations.  In addition, the prior year’s fiscal first six months included $1.3 million of severance costs and approximately $1.0 million of additional corporate IT expenses primarily related to the Company’s implementation of its global ERP system.

Interest expense of $1.2 million for the quarter was down 9.8% versus last fiscal year’s first half.  For the first six months of fiscal 2009, the interest rate on the Company’s revolving credit facility was in the range of 3.16% to 4.00%, whereas for the first six months of fiscal 2010 the rate was 4.0%.  The average balance of the Company’s revolving credit facility decreased by $4.5 million, or nearly 21%, and the total interest on the revolver decreased nearly 16% to $0.4 million.  The interest expense on the Company’s $25 million Senior Note was flat year over year, at a fixed rate of 6.05%, at $0.8 million.

Other expense, net of $0.2 million for the first six months of fiscal 2010 compared to other income, net of $1.0 million in the prior fiscal year’s first half.  The net change of $1.2 million from the prior year was primarily due to a swing from exchange gains in the prior fiscal year to exchange losses in the current fiscal year at the Company’s Belgian manufacturing and Japanese joint venture caused by the weakening of the U.S. Dollar in the first half of fiscal 2010.

The Company’s consolidated income tax rate for the fiscal 2010 first six months was 37.6 percent, compared to 34.9 percent for fiscal 2009’s first six months.  The increased rate is primarily the result of the magnified impact of foreign permanent items on a lower income base, as well as the reduced impact of certain tax credits.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a net deferred tax asset.  The Company has evaluated the realizability of the deferred tax assets in all relevant jurisdictions as of December 25, 2009.  As part of this evaluation, the Company concluded that it continues to be more likely than not that all net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

Financial Condition, Liquidity and Capital Resources

Comparison between December 25, 2009 and June 30, 2009

As of December 25, 2009, the Company had net working capital of $98.7 million, which represents a decrease of $5.0 million, or 5%, from the net working capital of $103.7 million as of June 30, 2009.

Cash increased 26.4% to $16.8 million as of December 25, 2009.  The majority of the cash as of December 25, 2009 is at the Company’s overseas operations in Europe ($12.5 million) and Asia-Pacific ($3.5 million).  In the third fiscal quarter, the Company expects to use roughly $2 million of cash at its European operations to pay down a portion of its local debt.

Trade receivables of $39.8 million were down $13.6 million from last fiscal year-end.  The effect of foreign currency translation due to the weakening U.S. Dollar versus the Euro and Asian currencies was to increase trade accounts receivables by just under $1.4 million versus the end of the prior fiscal year.  The overall decrease in accounts receivable was consistent with the lower sales volume experienced in the first half of fiscal 2009.  Sales for the second half of fiscal 2009 were $141.3 million compared to $102.2 million for the first half of fiscal 2010.  Management continues to actively monitor accounts receivables and work with customers on a global basis.

Net inventory decreased by $2.9 million, or 3.2%, versus June 30, 2009 to $89.4 million.  The effect of foreign currency translation due to the weakening U.S. Dollar versus the Euro and Asian currencies was to increase net inventories by just over $2.6 million versus the end of the prior fiscal year.  The majority of the net decrease, after the effect of foreign exchange, in inventory came at the Company’s European manufacturing locations and Asian distribution operation.  On a consolidated basis, as of December 25, 2009, the Company’s backlog of orders to be shipped over the next six months approximates $70.0 million, compared to $60.6 million at June 30, 2009 and $62.5 million at September 25, 2009.  The nearly 16% increase in backlog, since the start of the fiscal year, was driven primarily by higher order activity for the 8500 series transmission, which is used by oilfield services companies for pressure pumping oil and natural gas wells.  Sales to military customers also contributed to the increase in backlog.   Of the nearly $9.5 million increase experienced since the beginning of the fiscal year, less than $0.8 million can be attributed to the effect of foreign currency translation.  The reduction of inventory levels at both the Company’s manufacturing and distribution operations around the world continues to be a priority for the balance of fiscal 2010 and beyond.

Net property, plant and equipment (PP&E) decreased $1.5 million versus June 30, 2009.  This includes the addition of $1.7 million in capital expenditures, primarily at the Company’s domestic and Belgian manufacturing operations, which was offset by depreciation of $4.5 million.  The net remaining increase is due to foreign currency translation effects.  As a result of current external business factors, the Company expects to invest between $5 and $8 million in capital assets in fiscal 2010.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  This compares to $8.9 million and $15.0 million in capital expenditures in fiscal 2009 and fiscal 2008, respectively.  The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the implementation of a global ERP system.

Accounts payable as of December 25, 2009 of $21.9 million were down $3.0 million, or 12.0%, from June 30, 2009.  The effect of foreign currency translation due to the weakening U.S. Dollar versus the Euro and Asian currencies was to increase accounts payable by just under $0.8 million versus the end of the prior fiscal year.  The net decrease in accounts payable was consistent with the overall decrease in inventory in the quarter as well as the decrease in production levels due to the previously announced temporary plant shutdowns and layoff programs at the Company’s domestic and European manufacturing operations.

Total borrowings and long-term debt, as of December 25, 2009 decreased by $9.2 million, or over 18%, to $41.6 million versus June 30, 2009.  This decrease was driven by the overall increase in operating cash flow primarily driven by a decrease in inventory and receivables levels.  At December 25, 2009, the Company is in compliance with all covenants and other requirements set forth in its revolving loan and note agreements.

Total equity increased $2.1 million to $109.9 million as December 25, 2009 compared to June 30, 2009.  Retained earnings decreased by $4.5 million.  The net decrease in retained earnings included $2.9 million in net losses reported year-to-date and $1.6 million in dividend payments.  Net favorable foreign currency translation of $5.9 million was reported.  The remaining movement of $0.9 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012 and the funded debt to EBITDA maximum was increased from 2.5 to 3.0.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at December 25, 2009, and a maximum total funded debt to EBITDA ratio of 3.0 at December 25, 2009.  As of December 25, 2009, the Company was in compliance with these covenants with a four quarter EBITDA total of $16,242,000 and a funded debt to EBITDA ratio of 2.56.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of December 25, 2009 the minimum equity requirement was $100,614,000 compared to an actual result of $143,116,000 after all required adjustments.  The outstanding balance of $13,850,000 and $22,450,000 at December 25, 2009 and June 30, 2009, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% at December 25, 2009 and June 30, 2009, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.  As of December 25, 2009, the Company was in compliance with these covenants.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $21.2 million of available borrowings on our $35 million revolving loan agreement as of December 25, 2009, and continues to generate enough cash from operations to meet our operating and investing needs.  For the quarter ended December 25, 2009, the Company generated net cash from operating activities of $16.1 million.  As of December 25, 2009, the Company also had cash of $16.8 million, primarily at its overseas operations.  These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company.  In the third fiscal quarter, the Company expects to use roughly $2 million of cash at its European operations to pay down some of its local debt.  In fiscal 2010, the Company expects to contribute $455,000 to its defined benefit plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2010, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of softening that was anticipated in many of its key markets.  Based on its annual and long range financial plans, which reflects these actions and the softening forecast, the Company does not expect to violate any of its financial covenants in fiscal 2010.  Please see the factors discussed under Item 1A, Risk Factors, of this Form 10-Q for further discussion of this topic.

As of December 25, 2009, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$13,850		$13,850
Long-term debt	$27,761	$4,551	$7,965	$8,070	$7,175
Operating leases	$9,847	$3,501	$4,314	$1,822	$210
Total obligations	$51,458	$8,052	$26,129	$9,892	$7,385

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $35,000,000 revolving loan agreement expiring May 31, 2012, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 25, 2009 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $55,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 31% of the Company’s revenues in the six months ended December 25, 2009 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 81% was denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2010 and 2009 was the Euro.  At December 25, 2009, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $74,000 with a weighted average maturity of 51 days.  At June 30, 2009, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $156,000 with a weighted average maturity of 74 days.  The fair value of the Company’s contracts was immaterial at December 25, 2009 and June 30, 2009.

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

Any failure to meet our debt obligations and satisfy financial covenants could adversely affect our business and financial condition.  Starting in 2008 and continuing into 2010, general worldwide economic conditions have experienced a downturn due to the combined effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  These conditions make it difficult for customers, vendors and the Company to accurately forecast and plan future business activities, and cause U.S. and foreign businesses to slow spending on products, which delay and lengthen sales cycles.  These conditions led to declining revenues in several of the Company’s divisions in fiscal 2009.  The Company’s amended revolving credit facility and senior notes agreements require it to maintain specified quarterly financial covenants such as a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 and a funded debt to EBITDA ratio of 3.0 or less.  At December 25, 2009, the Company was in compliance with these financial covenants with a four quarter EBITDA total of $16,242,000 and a funded debt to EBITDA ratio of 2.56.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of December 25, 2009, the minimum net worth requirement was $100,614,000 compared to an actual result of $143,116,000 after all required adjustments.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of softening that was anticipated in many of its key markets.  Based on its annual financial plan, which reflects these actions and the softening forecast, the Company believes that it will generate sufficient EBITDA levels throughout fiscal 2010 in order to maintain compliance with its financial covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment.  If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing.  Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

The Company may experience negative or unforeseen tax consequences.  The Company reviews the probability of the realization of our net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions.  This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations.  Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce our net deferred tax assets.  Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities of the Company sold by the Company during the six months ended December 25, 2009, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sept. 26, 2009 – Oct. 30, 2009	0	NA	0	250,000

Oct. 31, 2009 – Nov. 27, 2009	0	NA	0	250,000

Nov. 28, 2009 – Dec. 25, 2009	0	NA	0	250,000

Total	0		0

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during the second quarter of fiscal 2009.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held October 16, 2009, the number of votes cast for, against, abstentions or broker non-votes with respect to each matter were as follows:

Proposal No. 1 – Election of Directors to serve until the Annual Meeting in 2012:

Malcolm F. Moore	For:	9,665,083	Authority withheld:	772,528
David B. Rayburn	For:	9,536,640	Authority withheld:	551,390

Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm:

The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010 with 9,880,707 votes for ratification, 551,390 votes against and 6,313 votes abstaining.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 3, 2010	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer