Form 10-Q
period 2010-05-05
TWIN DISC INC
filed 2010-05-05
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 26, 2010

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
Yes                                No  √

At April 30, 2010, the registrant had 11,191,826 shares of its common stock outstanding.

Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)
	March 26,	June 30,
	2010	2009
Assets
Current assets:
Cash	$14,533	$13,266
Trade accounts receivable, net	42,211	53,367
Inventories, net	79,083	92,331
Deferred income taxes	5,413	6,280
Other	7,298	8,677
Total current assets	148,538	173,921

Property, plant and equipment, net	61,059	65,799
Goodwill, net	17,228	17,509
Deferred income taxes	14,053	14,386
Intangible assets, net	7,039	7,855
Other assets	6,309	6,095

Total assets	$254,226	$285,565

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,978	$4,421
Accounts payable	22,949	24,864
Accrued liabilities	28,784	40,967
Total current liabilities	55,711	70,252

Long-term debt	31,122	46,348
Accrued retirement benefits	60,754	60,241
Other long-term	2,498	899

Total liabilities	150,085	177,740

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	10,592	13,205
Retained earnings	146,462	150,257
Accumulated other comprehensive loss	(26,082)	(26,218)
	130,972	137,244
Less treasure stock, at cost (1,907,642 and 2,070,124 shares, respectively)	27,690	30,256

Total Twin Disc shareholders' equity	103,282	106,988

Noncontrolling interest	859	837

Total equity	104,141	107,825

Total liabilities and equity	$254,226	$285,565

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 26,	Mar. 27,	Mar. 26,	Mar. 27,
	2010	2009	2010	2009

Net sales	$60,977	$69,292	$163,220	$223,562
Cost of goods sold	44,472	50,141	122,182	161,386

Gross profit	16,505	19,151	41,038	62,176

Marketing, engineering and administrative expenses	14,555	14,517	42,228	47,843

Earnings (loss) from operations	1,950	4,634	(1,190)	14,333

Interest expense	639	526	1,821	1,837
Other (income) expense, net	(433)	1,049	(236)	37
	206	1,575	1,585	1,874

Earnings (loss) before income taxes and noncontrolling interest	1,744	3,059	(2,775)	12,459
Income taxes	244	362	(1,454)	3,639

Net earnings (loss)	1,500	2,697	(1,321)	8,820

Less: Net (earnings) loss attributable to noncontrolling interest, net of tax	(49)	153	(122)	(72)

Net earnings (loss) attributable to Twin Disc	$1,451	$2,850	$(1,443)	$8,748

Dividends per share	$0.07	$0.07	$0.21	$0.21

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc common shareholders	$0.13	$0.26	$(0.13)	$0.79
Diluted earnings (loss) per share attributable to Twin Disc common shareholders	$0.13	$0.26	$(0.13)	$0.78

Weighted average shares outstanding data:
Basic shares outstanding	11,065	11,006	11,062	11,127
Dilutive stock awards	85	35	-	70
Diluted shares outstanding	11,150	11,041	11,062	11,197

Comprehensive (loss) income:
Net earnings (loss)	$1,500	$2,697	$(1,321)	$8,820
Adjustment for amortization of net actuarial loss and prior service cost, net of tax	488	470	1,405	1,412
Foreign currency translation adjustment	(7,124)	(1,004)	(1,209)	(19,574)
Comprehensive (loss) income	(5,136)	2,163	(1,125)	(9,342)
Comprehensive (earnings) loss attributable to noncontrolling interest	(49)	153	(122)	(72)

Comprehensive (loss) income attributable to Twin Disc	$(5,185)	$2,316	$(1,247)	$(9,414)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Nine Months Ended
	March 26,	March 27,
	2010	2009

Cash flows from operating activities:
Net (loss) earnings	$(1,321)	$8,820
Adjustments to reconcile net (loss) earnings to
net cash provided by operating activities:
Depreciation and amortization	7,338	7,308
Other non-cash changes, net	270	345
Net change in working capital, excluding cash	16,827	(15,830)

Net cash provided by operating activities	23,114	643

Cash flows from investing activities:
Acquisitions of fixed assets	(2,791)	(6,631)
Other, net	(263)	1,167

Net cash used by investing activities	(3,054)	(5,464)

Cash flows from financing activities:
Proceeds from notes payable	89	1,779
Payments of notes payable	(531)	(881)
(Payments of) proceeds from long-term debt	(15,244)	7,939
Proceeds from exercise of stock options	80	110
Purchase of treasury stock	-	(1,813)
Dividends paid to shareholders	(2,352)	(2,333)
Dividends paid to noncontrolling interest	(160)	(143)
Other	(466)	(252)

Net cash (used) provided by financing activities	(18,584)	4,406

Effect of exchange rate changes on cash	(209)	(1,729)

Net change in cash	1,267	(2,144)

Cash:
Beginning of period	13,266	14,447

End of period	$14,533	$12,303

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

New Accounting Releases

In February 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This update was effective upon issuance, and has been incorporated in this report.

In August 2009, the FASB issued a clarification on fair value measurements.  This clarification provides that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This clarification was effective in the first reporting period following issuance (the Company’s first quarter of fiscal 2010), and did not have a material impact on the Company’s financial statements.

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	March 26,	June 30,
	2010	2009
Inventories:
Finished parts	$50,892	$62,498
Work in process	9,055	8,726
Raw materials	19,136	21,107

	$79,083	$92,331

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and nine month periods ended March 26, 2010 and March 27, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 26,	Mar. 27,	Mar. 26,	Mar. 27,
	2010	2009	2010	2009

Reserve balance, beginning of period	$7,115	$8,231	$8,028	$8,125
Current period expense	414	2,068	2,833	4,175
Payments or credits to customers	(819)	(2,372)	(4,260)	(3,928)
Translation	(238)	(161)	(129)	(606)

Reserve balance, end of period	$6,472	$7,766	$6,472	$7,766

D.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.	Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 26,	Mar. 27,	Mar. 26,	Mar. 27,
	2010	2009	2010	2009

Manufacturing segment sales	$50,249	$65,931	$129,908	$201,308
Distribution segment sales	24,165	25,741	75,601	83,712
Inter/Intra segment elimination - manufacturing	(10,338)	(16,738)	(27,818)	(45,973)
Inter/Intra segment elimination - distribution	(3,099)	(5,642)	(14,471)	(15,485)

Net sales	$60,977	$69,292	$163,220	$223,562

Manufacturing segment earnings (loss)	$1,861	$3,165	$(2,535)	$11,608
Distribution segment earnings	1,939	1,531	5,680	7,026
Corporate and eliminations	(2,056)	(1,637)	(5,920)	(6,175)

Earnings (loss) before income taxes
and noncontrolling interest	$1,744	$3,059	$(2,775)	$12,459

	Mar. 26,	June 30,
Assets	2010	2009

Manufacturing segment assets	$330,025	$355,672
Distribution segment assets	58,959	67,856
Corporate assets and elimination
of inter-company assets	(134,758)	(137,963)

	$254,226	$285,565

F.	Stock-Based Compensation

In the first nine months of fiscal 2010 and 2009, the Company granted a target number of 91,807 and 88,500 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock unit awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 110,168.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2010.  The performance stock unit awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock unit awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 106,200.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2009.  There were 233,065 and 214,300 unvested performance stock unit awards outstanding at March 26, 2010 and March 27, 2009, respectively.  The performance stock unit awards are remeasured at fair-value at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  There was no compensation expense for the three and nine months ended March 26, 2010 due to the low probability of achieving threshold performance levels.   The compensation expense (income) for the three and nine months ended March 27, 2009, related to the performance stock unit awards, approximated $64,000 and $(607,000), respectively.

In the first nine months of fiscal 2010 and 2009, the Company granted a target number of 74,173 and 66,500 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 89,008.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2010.  The performance stock awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 79,800.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2009.  There were 177,983 and 176,868 unvested performance stock awards outstanding at March 26, 2010 and March 27, 2009, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  There was no compensation expense for the three and nine months ended March 26, 2010 due to the low probability of achieving threshold performance levels.  The compensation expense for the three and nine months ended March 27, 2009, related to performance stock awards, approximated $320,000 and $920,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During fiscal 2010 and 2009, the Company granted 109,123 and 17,700 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 126,423 and 23,700 unvested shares outstanding at March 26, 2010 and March 27, 2009, respectively.  The compensation expense for the three and nine months ended March 26, 2010, related to these service-based awards approximated $121,000 and $341,000, respectively.  The compensation expense for the three and nine months ended March 27, 2009, related to these service-based awards approximated $43,000 and $164,000, respectively.

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

	Three Months Ended		Nine Months Ended
	Mar. 26,	Mar. 27,	Mar. 26,	Mar. 27,
	2010	2009	2010	2009

Pension Benefits:
Service cost	$70	$298	$205	$885
Interest cost	1,829	1,769	5,476	5,296
Expected return on plan assets	(1,521)	(2,237)	(4,554)	(6,698)
Amortization of prior service cost	3	(180)	9	(539)
Amortization of transition obligation	18	17	51	48
Amortization of net loss	656	801	1,969	2,402
Net periodic benefit cost	$1,055	$468	$3,156	$1,394

Postretirement Benefits:
Service cost	$7	$9	$21	$28
Interest cost	336	325	1,010	973
Amortization of net actuarial loss	46	137	136	412
Net periodic benefit cost	$389	$471	$1,167	$1,413

The Company expects to contribute $547,000 to its pension plan in fiscal 2010.  As of March 26, 2010, $84,000 in contributions have been made.

H.	Income Taxes

The Company has approximately $823,000 of unrecognized tax benefits, excluding related interest and penalties, as of March 26, 2010, which, if recognized, would favorably impact the effective tax rate. The Company anticipates that the net amount of unrecognized tax benefits will decline by approximately $60,000 during the next twelve months.

There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statute of limitations, or for other items during the quarter ended March 26, 2010.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2006 through 2009 for the major operations in the U.S., Italy, Belgium, and Japan.  The U.S. Internal Revenue Service is currently auditing the consolidated income tax return for fiscal 2003 through 2006.  Other audits currently underway include those in Italy.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2010.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to operating losses in certain foreign jurisdictions in the first three quarters of the fiscal year, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions (approximately $1,508,000 at March 26, 2010).  This evaluation concluded that it continues to be more likely than not that the net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 26, 2010, total accrued interest and penalties with respect to income taxes was approximately $116,000 that would favorably affect the effective tax rate if recognized.

During the third quarter of 2010, the Company completed and filed its 2009 Federal and State income tax returns.  Subsequently, the Company completed its return-to-provision reconciliation to determine differences between positions taken per the year-end 2009 book tax provision and the actual positions taken per the 2009 returns.  This reconciliation identified an error in the fiscal 2009 tax provision, which resulted in understating fiscal 2009 earnings by $188,000.  To correct this error, the Company reduced tax expense by $188,000 in the third quarter of fiscal 2010.  The Company believes that the error was not material to the current or any previously issued financial statements.

I.      Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the nine months ended March 26, 2010 were as follows (in thousands):

Balance at June 30, 2009	$17,509
Translation adjustment	(281)

Balance at March 26, 2010	$17,228

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of March 26, 2010 and June 30, 2009 are as follows (in thousands):

	March 26,	June 30,
	2010	2009
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(6,792	(6,184)
Translation adjustment	582	711

Total	$4,846	$5,583

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense was $199,000 and $608,000 for the three and nine months ended March 26, 2010, respectively, and $244,000 and $760,000 for the three and nine months ended March 27, 2009, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2010 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2010	$195
2011	779
2012	779
2013	732
2014	732
2015	437

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 26, 2010 and June 30, 2009 are $2,193,000 and $2,272,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at March 26, 2010 and June 30, 2009 consisted of the following (in thousands):

	March 26,	June 30,
	2010	2009

Revolving loan	$9,250	$22,450
10-year unsecured senior notes	25,000	25,000
Other	850	3,319
Subtotal	35,100	50,769
Less: current maturities and short-term borrowings	(3,978	(4,421)
Total long-term debt	$31,122	$46,348

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of March 26, 2010, the Company was in compliance with these covenants.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, may narrow in the Company’s fourth fiscal quarter with an improvement beginning in the first quarter of fiscal 2011 and continuing thereafter.  Based on its current projections, including the Company’s results in the first nine months of fiscal 2010, the Company believes it will generate sufficient earnings EBITDA levels throughout fiscal 2010 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (1.64% and 1.64% for March 26, 2010 and June 30, 2009, respectively), plus the current add-on related to the revolving loan agreement (3.00% and 2.50% for March 26, 2010 and June 30, 2009, respectively).  The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $26,218,000 and $23,250,000 at March 26, 2010 and June 30, 2009, respectively.  The Company’s revolving loan agreement approximates fair value at March 26, 2010 and June 30, 2009.

In the third fiscal quarter, the Company used roughly $2 million of cash at its Swiss operation to pay down a portion of its local debt included in the Other line item in the table above.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  The Company purchased no shares of its outstanding Common Stock in the first nine months of fiscal 2010.  In the second quarter of fiscal 2009, the Company repurchased 250,000 shares of its outstanding Common Stock at an average price of $7.25 per share for a total cost of $1,812,500.

The following is a reconciliation of the Company’s equity balances for the first fiscal nine months of 2009 and 2010 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2008	$14,693	$142,361	$2,446	($29,854)	$679	$130,325
Net income		8,748			72	8,820
Translation adjustments			(19,643)		69	(19,574)
Benefit plan adjustments, net of tax			1,412			1,412
Cash dividends		(2,333)			(143)	(2,476)
Compensation expense and windfall
tax benefits	1,860					1,860
Shares (acquired) issued, net	(2,328)			(402)		(2,730)
Balance-March 27, 2009	$14,225	$148,776	($15,785)	($30,256)	$677	$117,637

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2009	$13,205	$150,257	($26,218)	($30,256)	$837	$107,825
Net (loss) income		(1,443)			122	(1,321)
Translation adjustments			(1,269)		60	(1,209)
Benefit plan adjustments, net of tax			1,405			1,405
Cash dividends		(2,352)			(160)	(2,512)
Compensation expense and windfall
tax benefits	190					190
Shares (acquired) issued, net	(2,803)			2,566		(237)
Balance-March 26, 2010	$10,592	$146,462	($26,082)	($27,690)	$859	$104,141

L.      Subsequent Events

Subsequent events have been evaluated.  There were no events that required disclosure.

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

Results of Operations

(In thousands)
	Three Months Ended				Nine Months Ended
	March 26,		March 27,		March 26,		March 27,
	2010	%	2009	%	2010	%	2009	%

Net sales	$60,977		$69,292		$163,220		$223,562
Cost of goods sold	44,472		50,141		122,182		161,386

Gross profit	16,505	27.1%	19,151	27.6%	41,038	25.1%	62,176	27.8%

Marketing, engineering and
administrative expenses	14,555	23.9	14,517	21.0	42,228	25.9	47,843	21.4

Earnings from operations	$1,950	3.2	$4,634	6.7	$(1,190)	(0.7)	$14,333	6.4

Comparison of the Third Quarter of FY 2010 with the Third Quarter of FY 2009

Net sales for the third quarter decreased 12.0%, or $8.3 million, to $61.0 million from $69.3 million in the same period a year ago.  Compared to the third quarter of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The net translation effect of this on foreign operations was to increase revenues by approximately $1.5 million versus the prior year, before eliminations.  Adjusting for the impact of foreign currency translation on the third fiscal quarter, sales would have been down just over 14% versus the same period last fiscal year.  Sales continued to be affected by the impact the global recession is having on the Company’s markets, specifically from customers in the mega yacht and industrial markets.  This weakness was partially offset by strengthening demand from customers in the oil and gas market as well as continued demand from the airport, rescue and fire fighting (ARFF) market and stable demand from land- and marine-based military, and Asian-Pacific commercial marine markets.  On a sequential basis, third quarter sales were 11% and 30% higher than in the second and first fiscal quarters, respectively.

Sales at our manufacturing segment were down 23.8%, or $15.7 million, to $50.2 million from $65.9 million in the same period last year.  Sales at our U.S. domestic manufacturing location were down just over 19%, primarily due to continued softening in industrial product, land-based oil and gas transmission, and commercial marine transmission shipments in the quarter.  This was partially offset by strong shipments of ARFF and military transmissions, and Arneson Surface Drives in the quarter.  This operation saw strong growth in its six month backlog during the quarter, primarily driven by orders for the 8500 series transmission for the land-based oil and gas market.  The Company’s Belgian and Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets, experienced decreases of approximately 41% and 18%, respectively, compared to the prior fiscal year’s third quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 17% increase in sales, as softness in the mega yacht market was more than offset by growth in the patrol boat market.  Compared to the third quarter of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The net translation effect of this on foreign manufacturing operations was to increase revenues by approximately $0.9 million versus the prior year, before eliminations.

Our distribution segment, buoyed by continued growth in Asia Pacific, experienced a decrease of only 6.1% in sales compared to the third quarter of fiscal 2009.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  This operation saw a 2% increase in sales versus the same period a year ago, and set a new sales record for its third fiscal quarter.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a double-digit increase in sales due to strong transmission shipments in the oil and gas market.  The Company’s distribution operations in Italy, which provides boat accessories and propulsion systems for the Italian pleasure craft market, saw a 23% decrease in sales due to continued weakness in that market.  Sales at the Company’s joint venture in Japan were down 38% due to lower shipments of marine transmissions for commercial markets.  Compared to the third quarter of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The net translation effect of this on foreign distribution operations was to increase revenues by approximately $2.1 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales decreased $8.9 million, accounting for the remainder of the net change in sales versus the same period last year.  This change reflects the overall volume decline in shipments primarily to our European and North American subsidiaries.

Gross profit as a percentage of sales decreased 50 basis points to 27.1% of sales, compared to 27.6% of sales for the same period last year.  Profitability for fiscal 2010’s third quarter was impacted by lower volumes, unfavorable product mix, higher pension expenses and unfavorable plant absorption, partially offset by lower warranty expense.  The Company estimates that the majority of the deterioration was the result of unfavorable absorption due to the impact of lower volumes and the effect of the temporary plant shutdowns along with government sponsored layoffs, and normal seasonal actions, to adjust production levels to near term demand.  In the third quarter of fiscal 2009, the Company recorded $0.2 million of pension expense for its defined benefit pension plans, compared to pension expense of $0.6 million in the third quarter of fiscal 2010, for a net year over year increase in pension expense of $0.4 million.  It is estimated that the fiscal year impact of the increase in pension expense to cost of goods sold will be $2.8 million.  These were partially offset by a net reduction in warranty expense of $1.7 million, from $2.1 million in the prior year’s third fiscal quarter to $0.4 million for the current fiscal quarter.  The prior year warranty expense was impacted by a specific quality campaign in the Company’s domestic land-based transmission business.

Marketing, engineering, and administrative (ME&A) expenses of $14.6 million were up slightly compared to last year’s third fiscal quarter.  As a percentage of sales, ME&A expenses increased to 23.9% of sales versus 21.0% of sales in the third quarter of fiscal 2009.  In the prior year’s fiscal third quarter, there was a $0.7 million reversal of corporate bonus expense that reduced ME&A expenses.  Stock-based compensation expense for the quarter was $0.1 million compared to $0.4 million in fiscal 2009’s third quarter, for a net reduction of $0.3 million.  Compared to the third quarter of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The net translation effect of this was to increase ME&A expenses by approximately $0.5 million versus the prior year, before eliminations.  The net remaining decrease in ME&A expenses is primarily the result of previously announced cost reduction initiatives across the Company’s global operations. The table below summarizes significant changes in certain ME&A Expenses for the fiscal year:

	Three Months Ended		Increase/
$ thousands – (Income)/Expense	March 26, 2010	March 27, 2009	(Decrease)
Bonus	$ -	$ (733)	$ 733
Stock Based Compensation	122	428	(306)
Defined Benefit Pension Plans	460	265	195
			622
	Foreign Currency Translation		485
			1,107
	All Other, Net		(1,069)
			$ 38

Interest expense of $0.6 million for the quarter was up 21.5% versus last year’s third fiscal quarter.  For the third quarter of fiscal 2009, the interest rate on the Company’s revolving credit facility was in the range of 1.67% to 3.16%, whereas for the third quarter of fiscal 2010 the rate was 4.0%.  The average balance of the Company’s revolving credit facility decreased by $14.8 million, or nearly 55%.  The net impact of the higher interest rate and lower average balance on the revolver was that the interest expense was flat.  The interest expense on the Company’s $25 million Senior Note was flat year over year, at a fixed rate of 6.05%, at $0.4 million.  The net increase in interest of $0.1 million was primarily driven by higher interest expense at the Company’s Swiss manufacturing operation, as the result of a prepayment penalty for the early extinguishment of nearly $2 million of debt.

Other income, net of $0.4 million for the quarter compared to other expense, net of $1.0 million in the prior fiscal year’s third quarter.  The net change of $1.4 million from the prior year was primarily due to an increase in exchange gains recognized at the Company’s Japanese joint venture versus exchange losses in the prior year caused by the strengthening of the U.S. Dollar in the third quarter of fiscal 2010.

The effective tax rate for the nine months ended March 26, 2010 was 52.4% compared to 29.2% for the nine months ended March 27, 2009.  The increase in fiscal 2010 is the result of the magnified impact of foreign non-deductible expenses on the current year rate.  While these non-deductible expenses have remained relatively constant year over year, they are a larger percentage of the current year projected foreign earnings which results in a greater impact to the current year annualized effective tax rate.  The effective tax rate for the three months ended March 26, 2010 was 14.0% compared to 11.8% for the three months ended March 27, 2009.  The effective tax rate for the third quarter was reduced by the impact of applying the new annualized effective tax rate discussed above to the losses recorded in the first six months of fiscal 2010. In addition, during the third quarter of 2010, the Company completed and filed its 2009 Federal and State income tax returns.  Subsequently, the Company completed its return-to-provision reconciliation to determine differences between positions taken per the year-end 2009 book tax provision and the actual positions taken per the 2009 returns.  This reconciliation identified an error in the fiscal 2009 tax provision, which resulted in understating fiscal 2009 earnings by $188,000.  To correct this error, the company reduced tax expense by $188,000 in the third quarter of fiscal 2010.  The Company believes that the error was not material to the current or any previously issued financial statements.  The prior year rate of 11.8% was reduced by foreign tax credits and favorable adjustments following the filing of the prior year tax return.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a net deferred tax asset.  Due to the operating losses in the first half of the fiscal year, the Company has evaluated the realizability of the deferred tax assets in all relevant jurisdictions.  This evaluation concluded that it continues to be more likely than not that all net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

Comparison of the First Nine Months of FY 2010 with the First Nine Months of FY 2009

Net sales for the first nine months of fiscal 2010 decreased 27.0%, or $60.3 million, to $163.2 million from $223.6 million in the same period a year ago.  Compared to the first nine months of fiscal 2009, the Euro and Asian currencies strengthened, on average, against the U.S. Dollar.  The translation effect of this strengthening on foreign operations was to increase revenues by approximately $4.0 million versus the prior year, before eliminations.  Sales continued to be affected by the impact the global recession is having on the Company’s markets, specifically from customers in the mega yacht and industrial markets.  This weakness was partially offset by continued demand from the airport, rescue and fire fighting (ARFF) market and stable demand from land- and marine-based military, and Asian-Pacific commercial marine markets.  The Company saw increased order activity in the second and third fiscal quarters, with particularly strong growth in the order backlog for land-based transmissions for its oil and gas markets.  The six month backlog for ARFF and military transmissions remain steady.  While order activity for pleasure craft and commercial marine markets remains soft, the Company continues to experience growth in its patrol boat business.

Sales at our manufacturing segment were down 35.5% or $71.4 million, to $129.9 million from $201.3 million in the same period last year.  Year-to-date, sales at our U.S. domestic manufacturing locations were down over 31%.  Except for growth in its ARFF transmission and Arneson Surface Drive businesses, all of the markets served by our domestic operation have seen double-digit decreases on a year-to-date basis.  However, the Company saw an increase in both order inquiries and backlog in the second and third fiscal quarters.  The Company’s European manufacturing operations, which have been adversely impacted by the slowdown in the European mega yacht and industrial markets, experienced 20% to 60% decreases versus the first nine months of fiscal 2009.

Our distribution segment experienced a decrease of 9.7% in sales, or $8.1 million, to $75.6 million from $83.7 million in the same period a year ago.  The Company’s Asian distribution operations in Singapore continued to experience growth in the commercial marine transmission market, posting a nearly 5% increase in sales year-to-date.  Offsetting this increase, the Company’s distribution operations in Italy saw a significant decrease in pleasure craft marine transmission and boat management system product sales.  In addition, North American distribution operations continue to see weakness in the pleasure craft marine markets as well as continued softness in the Canadian oil and gas markets, although the latter showed increased order activity and shipments in the third quarter of fiscal 2010.  Compared to the first nine months of fiscal 2009, the Euro and Asian currencies strengthened, on average, against the U.S. dollar.  The translation effect of this strengthening on foreign distribution operations was to increase revenues by approximately $4.1 million versus the prior year, before eliminations.

The elimination for net inter/intra segment sales decreased $19.2 million, accounting for the remainder of the net change in sales versus the same period last year.  This change reflects the overall volume decline in shipments primarily to our European and North American subsidiaries.

Gross profit as a percentage of sales decreased nearly 270 basis points to 25.1% of sales, compared to 27.8% of sales for the same period last year.  Profitability for fiscal 2010’s first nine months was significantly impacted by lower volumes, unfavorable product mix, higher pension expenses and unfavorable plant absorption, partially offset by lower warranty expense.  The Company estimates that the majority of the deterioration was the result of unfavorable absorption due to the impact of lower volumes and the effect of the temporary plant shutdowns along with government sponsored layoffs, and normal seasonal actions, to adjust production levels to near term demand.  In the first nine months of fiscal 2009, the Company recorded $0.6 million of pension expense for its defined benefit pension plans, compared to pension expense of $1.8 million in the first nine months of fiscal 2010, for a net year over year increase in pension expense of $1.2 million.  It is estimated that the fiscal year impact of the increase in pension expense to cost of goods sold will be $2.8 million.  These were partially offset by a net reduction in warranty expense of $1.4 million, from $4.2 million in the prior fiscal year’s first nine months to $2.8 million for the current fiscal year’s first nine months.  The prior year warranty expense was impacted by a specific quality campaign in the Company’s domestic land-based transmission business.

Marketing, engineering, and administrative (ME&A) expenses of $42.2 million were down 12% compared to prior year’s results through three quarters.  As a percentage of sales, ME&A expenses increased to 25.9% of sales versus 21.4% of sales in the first nine months of fiscal 2009.  Compared to the first nine months of fiscal 2009, the U.S. Dollar weakened against the Euro and Asian currencies.  The translation effect of this weakening was to increase ME&A expenses by approximately $1.0 million versus the prior year, before eliminations.  In addition, the prior year’s fiscal first nine months included $1.3 million of severance costs and approximately $1.1 million of additional corporate IT expenses primarily related to the Company’s implementation of its global ERP system.  The net remaining decrease in ME&A expenses is primarily the result of previously announced cost reduction initiatives across the Company’s global operations.  The table below summarizes significant changes in certain ME&A Expenses for the fiscal year:

	Nine Months Ended		Increase/
$ thousands – (Income)/Expense	March 26, 2010	March 27, 2009	(Decrease)
Domestic/Corporate IT Expenses	$ 3,520	$ 4,602	$ (1,082)
Severance	-	1,308	(1,308)
Stock Based Compensation	384	524	(140)
Defined Benefit Pension Plans	1,379	676	703
			(1,827)
	Foreign Currency Translation		1,033
			(794)
	All Other, Net		(4,821)
		Net Decrease	$ (5,615)

Interest expense of $1.8 million for the first nine months was flat versus last fiscal year’s first nine months.  For the first nine months of fiscal 2009, the interest rate on the Company’s revolving credit facility was in the range of 1.67% to 4.00%, whereas for the first nine months of fiscal 2010 the rate was 4.0%.  The average balance of the Company’s revolving credit facility decreased by $8.1 million, or over 34%, and the total interest on the revolver decreased nearly 11% to $0.5 million.  The interest expense on the Company’s $25 million Senior Note was flat year over year, at a fixed rate of 6.05%, at $1.1 million.  The net remaining increase in interest of $0.1 million was primarily driven by higher interest expense at the Company’s Swiss manufacturing operation, as the result of a prepayment penalty for the early extinguishment of nearly $2 million of debt.

Other income of $0.2 million for the nine months ended March 26, 2010 improved from other expense of $0.0 million for the comparable period in the prior year.  This improvement is due primarily to favorable foreign currency movements from period to period.

The effective tax rate for the nine months ended March 26, 2010 was 52.4% compared to 29.2% for the nine months ended March 27, 2009.  The increase in fiscal 2010 is the result of the magnified impact of foreign non-deductible expenses on the current year rate.  While these non-deductible expenses have remained relatively constant year over year, they are a larger percentage of the current year projected foreign earnings which results in a greater impact to the current year annualized effective tax rate.  During the third quarter of 2010, the Company completed and filed its 2009 Federal and State income tax returns.  Subsequently, the Company completed its return-to-provision reconciliation to determine differences between positions taken per the year-end 2009 book tax provision and the actual positions taken per the 2009 returns.  This reconciliation identified an error in the fiscal 2009 tax provision, which resulted in understating fiscal 2009 earnings by $188,000.  To correct this error, the company reduced tax expense by $188,000 in the third quarter of fiscal 2010.  The Company believes that the error was not material to the current or any previously issued financial statements.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a net deferred tax asset.  Due to the operating losses in the first half of the fiscal year, the Company has evaluated the realizability of the deferred tax assets in all relevant jurisdictions.  This evaluation concluded that it continues to be more likely than not that all net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

Financial Condition, Liquidity and Capital Resources

Comparison between March 26, 2010 and June 30, 2009

As of March 26, 2010, the Company had net working capital of $92.8 million, which represents a decrease of $10.8 million, or 10%, from the net working capital of $103.7 million as of June 30, 2009.

Cash increased 9.6% to $14.5 million as of March 26, 2010.  The majority of the cash as of March 26, 2010 is at the Company’s overseas operations in Europe ($9.8 million) and Asia-Pacific ($3.9 million).  In the third fiscal quarter, the Company used roughly $2 million of cash at its Swiss operation to pay down a portion of its local debt.

Trade receivables of $42.2 million were down $11.2 million, or nearly 21%, from last fiscal year-end.  The net effect of foreign currency translation due to the strengthening of the U.S. Dollar versus the Euro, and the weakening of the U.S. Dollar versus Asian currencies was to decrease trade accounts receivables by just over $0.3 million versus the end of the prior fiscal year.  The overall decrease in accounts receivable was consistent with the lower sales volume experienced in the first nine months of fiscal 2010.  Sales for the first nine months of fiscal 2009 were $223.6 million compared to $163.2 million for the first nine months of fiscal 2010.  Sales in the fourth fiscal quarter of 2009 were $72.1 million versus $61.0 in the most recent fiscal quarter, a 15% decrease.  Management continues to actively monitor accounts receivables and work with customers on a global basis.

Net inventory decreased by $13.2 million, or 14.3%, versus June 30, 2009 to $79.1 million.  Foreign currency translation did not have a material effect on the comparison of inventories at March 26, 2010 and June 30, 2009.  The majority of the net decrease in inventory came at the Company’s European manufacturing locations and Asian distribution operation.  On a consolidated basis, as of March 26, 2010, the Company’s manufacturing backlog of orders to be shipped over the next six months approximates $72.8 million, compared to $60.6 million at June 30, 2009 and $70.0 million at December 25, 2009.  The over 20% increase in backlog since the start of the fiscal year was driven primarily by higher order activity for the 8500 series transmission, which is used by oilfield services companies for pressure pumping oil and natural gas wells.  The net effect of foreign currency translation on the six month backlog was to reduce it by nearly $0.7 million, primarily as a result of a weakening Euro versus the U.S. Dollar since the start of the fiscal year.  The continued reduction of inventory levels at both the Company’s manufacturing and distribution operations around the world continues to be a priority for the balance of fiscal 2010 and beyond.

Net property, plant and equipment (PP&E) decreased $4.7 million versus June 30, 2009.  This includes the addition of $2.8 million in capital expenditures, primarily at the Company’s domestic and Belgian manufacturing operations, which was offset by depreciation of $6.7 million.  The net remaining decrease is due to foreign currency translation effects.  As a result of current external business factors, the Company expects to invest between $4 and $7 million in capital assets in fiscal 2010.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  This compares to $8.9 million and $15.0 million in capital expenditures in fiscal 2009 and fiscal 2008, respectively.  The Company’s capital program is focusing on modernizing key core manufacturing, assembly and testing processes at its facilities around the world as well as the implementation of a global ERP system.

Accounts payable as of March 26, 2010 of $22.9 million were down $1.9 million, or 7.7%, from June 30, 2009.  The effect of foreign currency translation due to the weakening U.S. Dollar versus the Euro and Asian currencies was to decrease accounts payable by just under $0.1 million versus the end of the prior fiscal year.  The net decrease in accounts payable was consistent with the overall decrease in inventory at the Company’s manufacturing locations in the quarter.

Total borrowings and long-term debt, as of March 26, 2010 decreased by $15.7 million, or 31%, to $35.1 million versus June 30, 2009.  This decrease was driven by the overall increase in operating cash flow primarily driven by a decrease in inventory and receivables levels.  For the first nine months of fiscal 2010, the Company generated $23.1 million of cash from operating activities.  At March 26, 2010, the Company is in compliance with all covenants and other requirements set forth in its revolving loan and note agreements.

Total equity decreased $3.7 million to $104.1 million as March 26, 2010 compared to June 30, 2009.  Retained earnings decreased by $3.8 million.  The net decrease in retained earnings included $1.4 million in net losses reported year-to-date and $2.4 million in dividend payments.  Net unfavorable foreign currency translation of $1.2 million was reported.  The remaining movement of $1.4 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012 and the funded debt to EBITDA maximum was increased from 2.5 to 3.0.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at March 26, 2010, and a maximum total funded debt to EBITDA ratio of 3.0 at March 26, 2010.  As of March 26, 2010, the Company was in compliance with these covenants with a four quarter EBITDA total of $14,750,000 and a funded debt to EBITDA ratio of 2.38.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of March 26, 2010 the minimum equity requirement was $101,122,000 compared to an actual result of $137,282,000 after all required adjustments.  The outstanding balance of $9,250,000 and $22,450,000 at March 26, 2010 and June 30, 2009, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% at March 26, 2010 and June 30, 2009, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $25,000,000 at March 26, 2010 and June 30, 2009, respectively.  Of the outstanding balance, $3,571,000 was classified as a current maturity of long-term debt at March 26, 2010 and June 30, 2009, respectively.  The remaining $21,429,000 is classified as long-term debt.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

Four quarter EBITDA and total funded debt are non-GAAP measures, and are included herein for the purpose of disclosing the status of the Company’s compliance with the four quarter EBITDA covenant and the total funded debt to four quarter EBITDA ratio covenant described above.  In accordance with the Company’s revolving loan agreement with M&I and the Note Agreement:

•
“Four quarter EBITDA” is defined as “the sum of (i) Net Income plus, to the extent deducted in the calculation of Net Income, (ii) interest expense, (iii) depreciation and amortization expense, and (iv) income tax expense;” and

•
“Total funded debt” is defined as “(i) all Indebtedness for borrowed money (including without limitation, Indebtedness evidenced by promissory notes, bonds, debentures and similar interest-bearing instruments), plus (ii) all purchase money Indebtedness, plus (iii) the principal portion of capital lease obligations, plus (iv) the maximum amount which is available to be drawn under letters of credit then outstanding, all as determined for the Company and its consolidated Subsidiaries as of the date of determination, without duplication, and in accordance with generally accepted accounting principles applied on a consistent basis.”

•	“Total funded debt to four quarter EBITDA” is defined as the ratio of total funded debt to four quarter EBITDA calculated in accordance with the above definitions.

The Company’s total funded debt as of March 26, 2010 and June 30, 2009 was equal to the total debt reported on the Company’s March 26, 2010 and June 30, 2009 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended March 26, 2010:

Four Quarter EBITDA Reconciliation
Net Earnings	$ 1,311,000
Depreciation & Amortization	9,804,000
Interest Expense	2,471,000
Income Taxes	1,164,000
Four Quarter EBITDA	$14,750,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$35,100,000
Divided by: Four Quarter EBITDA	14,750,000
Total Funded Debt to Four Quarter EBITDA	2.38

As of March 26, 2010, the Company was in compliance with all of the covenants described above.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of softening that was anticipated in many of its key markets.  Based on its annual and long range financial plans, which reflects these actions and the softening forecast, the Company does not expect to violate any of its financial covenants in fiscal 2010.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, may narrow in the Company’s fourth fiscal quarter with an improvement beginning in the first quarter of fiscal 2011 and continuing thereafter.  Please see the factors discussed under Item 1A, Risk Factors, of this Form 10-Q for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $25.8 million of available borrowings on our $35 million revolving loan agreement as of March 26, 2010, and continues to generate enough cash from operations to meet our operating and investing needs.  For the nine months ended March 26, 2010, the Company generated net cash from operating activities of $23.1 million.  As of March 26, 2010, the Company also had cash of $14.5 million, primarily at its overseas operations.  These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company.  In the third fiscal quarter, the Company used roughly $2 million of cash at its European operations to pay down some of its local debt.  In fiscal 2010, the Company expects to contribute $547,000 to its defined benefit plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2010, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

As of March 26, 2010, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$9,250		$9,250
Long-term debt	$25,850	$3,978	$7,533	$7,166	$7,173
Operating leases	$9,847	$3,501	$4,314	$1,822	$210
Total obligations	$44,947	$7,479	$21,097	$8,988	$7,383

The table above does not include tax liabilities related to uncertain income tax positions totaling $823,000, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2010 contributions to all defined benefit plans will total $547,000.

New Accounting Releases

In February 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This update was effective upon issuance, and has been incorporated in this report.

In August 2009, the FASB issued a clarification on fair value measurements.  This clarification provides that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update.  This clarification was effective in the first reporting period following issuance (the Company’s first quarter of fiscal 2010), and did not have a material impact on the Company’s financial statements.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $35,000,000 revolving loan agreement expiring May 31, 2012, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 26, 2010 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $37,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 30% of the Company’s revenues in the nine months ended March 26, 2010 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 82% was denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other income (expense), net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2010 and 2009 was the Euro.  At March 26, 2010, the Company had no outstanding forward exchange contracts.  At June 30, 2009, the Company had net outstanding forward exchange contracts to purchase Euros in the value of $156,000 with a weighted average maturity of 74 days.  The fair value of the Company’s contracts was immaterial at June 30, 2009.

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

Any failure to meet our debt obligations and satisfy financial covenants could adversely affect our business and financial condition.  Starting in 2008 and continuing into 2010, general worldwide economic conditions have experienced a downturn due to the combined effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for customers, vendors and the Company to accurately forecast and plan future business activities, and cause U.S. and foreign businesses to slow spending on products, which delay and lengthen sales cycles.  These conditions led to declining revenues in several of the Company’s divisions in fiscal 2009.  The Company’s amended revolving credit facility and senior notes agreements require it to maintain specified quarterly financial covenants such as a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 and a funded debt to EBITDA ratio of 3.0 or less.  At March 26, 2010, the Company was in compliance with these financial covenants with a four quarter EBITDA total of $14,750,000 and a funded debt to EBITDA ratio of 2.38.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of March 26, 2010, the minimum net worth requirement was $101,122,000 compared to an actual result of $137,282,000 after all required adjustments.  In the fourth fiscal quarter of 2009, the Company announced $25 million of cost avoidance and savings actions in light of softening that was anticipated in many of its key markets.  Based on its annual financial plan, which reflects these actions and the softening forecast, the Company believes that it will generate sufficient EBITDA levels throughout fiscal 2010 in order to maintain compliance with its financial covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment.  If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing.  Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities of the Company sold by the Company during the nine months ended March 26, 2010, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Dec. 26, 2009 – Jan. 29, 2010	0	NA	0	250,000

Jan. 30, 2010 – Feb. 26, 2010	0	NA	0	250,000

Feb. 27, 2010 – Mar. 26, 2010	0	NA	0	250,000

Total	0		0

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during the second quarter of fiscal 2009.

Item 3.                      Defaults Upon Senior Securities

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

10.1	Loan Agreement By and Between M&I Marshall & Ilsley Bank and Twin Disc, Incorporated Dated as of December 19, 2002

10.2	Amendment No. 1 to Loan Agreement - September 13, 2004

10.3	Amendment No. 2 to Loan Agreement - April 10, 2006

10.4	Amendment No. 3 to Loan Agreement - October 31, 2006

10.5	Amendment No. 4 to Loan Agreement - March 1, 2007

10.6	Amendment No. 5 to Loan Agreement - August 9, 2007

10.7	Amendment No. 6 to Loan Agreement - May 27, 2009

31a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: May 5, 2010	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer