Form 10-K
TWIN DISC INC
filed 2010-09-13
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES  [   ]  NO  [ √ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES  [   ]  NO  [ √ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  [√ ]  NO  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)YES  [   ]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ √ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer [   ]                                                       Accelerated Filer [ √ ]                                         Non-accelerated Filer [   ]Smaller reporting company [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES  [   ]  NO  [ √ ]

At December 25, 2009, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $83,250,798.  Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 18, 2010, the registrant had 11,313,006 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers.  The Company also competes for business with parts manufacturing divisions of some of its major customers.  Primary competitive factors for the Company’s products are performance, price, service and availability. The Company’s top ten customers accounted for approximately 31% of the Company's consolidated net sales during the year ended June 30, 2010.  There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2010.

Unfilled open orders for the next six months of $84,419,000 at June 30, 2010 compares to $60,583,000 at June 30, 2009.  The Company saw an increase in orders by oil and gas customers for the 8500 transmission as stable oil and gas prices have driven demand for new high-horsepower rigs.  Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog.  However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease; and thus it does not necessarily provide a valid indicator of the shipping rate.  Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,347,000, $2,636,000 and $2,788,000 in fiscal 2010, 2009 and 2008, respectively.  Total engineering and development costs were $7,885,000, $9,142,000 and $9,025,000 in fiscal 2010, 2009 and 2008, respectively.

The Company’s development of its 7500 series transmission has entered its field test phase, and the Company expects to start production in the second half of fiscal 2011.  The 7500 series transmission is specifically designed for oil and gas high-pressure pumping applications, and is expected to offer significant advantages in those applications over the Company’s current product mix.  For example, the 7500 series transmission will be considerably lighter than the Company’s 8500 series transmission, and will be able to fit within the frame rails of on-road fracturing rigs so that the rigs that don’t need special permits to move from one field to another.  It is also designed to work in a range of 1500 to 2500 horsepower, which is a larger market than the 2500 to 3000 horsepower application market for the Company’s 8500 series transmission.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2010 was 925.

A summary of financial data by segment and geographic area for the years ended June 30, 2010, 2009 and 2008 appears in Note J to the consolidated financial statements.

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

Item 1A.  Risk Factors

The Company’s business involves risk.  The following information about these risks should be considered carefully together with other information contained in this report.  The risks described below are not the only risks the Company faces.  Additional risks not currently known, deemed immaterial or that could apply to any issuer may also result in adverse results for the Company’s business.

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

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling, and are thus dependent upon the strength of those markets and oil prices. In recent years, the Company has seen a significant growth in the sales of its products that are used in oil and energy related markets.  The growth in these markets has been spurred by the rise in oil prices and the global demand for oil.  In addition, there has been a substantial increase in capital investment by companies in these markets.  In the prior fiscal year, a significant decrease in oil prices, the demand for oil and capital investment in the oil and energy markets had an adverse effect on the sales of these products and ultimately on the Company’s profitability.  While this market has shown signs of recovery in fiscal 2010, a continued softening or further deterioration in global oil and gas markets could have a further adverse effect on the sales of these products and ultimately on the Company’s profitability.
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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected.  Although there were no customers that accounted for 10% or more of consolidated net sales in fiscal 2010, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

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

A significant design, manufacturing or supplier quality issue could result in recalls or other actions by the Company that could adversely affect profitability. As a manufacturer of highly engineered products, the performance, reliability and productivity of the Company’s products is one of its competitive advantages.  While the Company prides itself on putting in place procedures to ensure the quality and performance of its products and suppliers, a significant quality or product issue, whether due to design, performance, manufacturing or supplier quality issue, could lead to warranty actions, scrapping of raw materials, finished goods or returned products, the deterioration in a customer relation, or other action that could adversely affect warranty and quality costs, future sales and profitability.

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition.  Sales to customers outside the United States approximated 65% of our consolidated net sales for fiscal 2010.  We have international manufacturing operations in Belgium, Italy and Switzerland.  In addition, we have international distribution operations in Singapore, China, Australia, Japan, Italy and Canada.  Our international sales and operations are subject to a number of risks, including:

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

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand.  The majority of the Company’s manufacturing, based on fiscal 2010’s sales, came from its two facilities in Racine, Wisconsin.  If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected.  Interruptions in production would increase costs and reduce sales.  Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition.  The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss.  However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations.  Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers.  If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Any failure to meet our debt obligations and satisfy financial covenants could adversely affect our business and financial condition.  Beginning in 2008 and continuing into 2010, general worldwide economic conditions have experienced a downturn due to the combined effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  These conditions make it difficult for customers, vendors and the Company to accurately forecast and plan future business activities, and cause U.S. and foreign businesses to slow spending on products, which delay and lengthen sales cycles.  These conditions led to declining revenues in several of the Company’s divisions in fiscal 2009 and 2010.  The Company’s amended revolving credit facility and senior notes agreements require it to maintain specified quarterly financial covenants such as a minimum consolidated net worth amount, a minimum EBITDA, as defined, for the most recent four fiscal quarters of $11,000,000 and a funded debt to EBITDA ratio of 3.0 or less.  At June 30, 2010, the Company was in compliance with these financial covenants.  Based on its annual financial plan, the Company believes that it will generate sufficient EBITDA levels throughout fiscal 2011 in order to maintain compliance with its financial covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment.  If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing.  Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

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

Item 3.  Legal Proceedings

Twin Disc is a defendant in several product liability or related claims of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that the final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or statement of cash flows.

Item 4.  Reserved

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2010.

Name	Age	Position
Michael E. Batten	70	Chairman and Chief Executive Officer
John H. Batten	45	President and Chief Operating Officer
Christopher J. Eperjesy	42	Vice President – Finance, Chief Financial Officer and Treasurer
James E. Feiertag	53	Executive Vice President
Henri-Claude Fabry	64	Vice President - International Distribution and Managing Director, Twin Disc International S.A.
Dean J. Bratel	46	Vice President - Engineering
Denise L. Wilcox	53	Vice President - Human Resources
Jeffrey S. Knutson	45	Corporate Controller
Thomas E. Valentyn	51	General Counsel and Secretary

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

John H. Batten, President and Chief Operating Officer.  Effective July 1, 2008, Mr. Batten was named President and Chief Operating Officer.  Prior to this promotion, Mr. Batten served as Executive Vice President since November 2004, Vice President and General Manager – Marine and Propulsion since October 2001 and Commercial Manager – Marine and Propulsion since 1998.  Mr. Batten joined Twin Disc in 1996 as an Application Engineer.  Mr. Batten is the son of Mr. Michael Batten.

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

PART  II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN.  The price information below represents the high and low sales prices from July 1, 2008 through June 30, 2010:

	Fiscal Year Ended 6/30/10			Fiscal Year Ended 6/30/09
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$15.23	$6.21	$0.07	$22.94	$12.92	$0.07
Second Quarter	14.77	9.12	0.07	15.38	4.02	0.07
Third Quarter	13.17	8.77	0.07	8.12	4.54	0.07
Fourth Quarter	14.92	11.35	0.07	9.72	6.06	0.07

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report.  As of August 18, 2010, shareholders of record numbered 736. The closing price of Twin Disc common stock as of August 18, 2010 was $12.47.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 27, 2010 – April 30, 2010	0	NA	0	250,000
May 1, 2010 – May 28, 2010	0	NA	0	250,000
May 29, 2010 - June 30, 2010	0	NA	0	250,000
Total	0

On February 1, 2008 the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 were purchased during the second quarter of fiscal 2009.

Performance Graph

The following table compares total shareholder return over the last 5 fiscal years to the Standard & Poor’s 500 Machinery (Industrial) Index and the Russell 2000 index.  The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers.  The Russell 2000 Index consists of a broad range of 2,000 companies.  The Company believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate.  Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2005 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Item 6.  Selected Financial Data

Financial Highlights
(in thousands, except per share amounts)

Fiscal Years Ended June 30,
Statement of Operations Data:	2010	2009	2008	2007	2006
Net sales	$227,534	$295,618	$331,694	$317,200	$243,287
Net earnings attributable to Twin Disc	597	11,502	24,252	21,852	14,453
Basic earnings per share attributable to Twin Disc common shareholders	0.05	1.04	2.15	1.88	1.26
Diluted earnings per share attributable to Twin Disc common shareholders	0.05	1.03	2.13	1.84	1.22
Dividends per share	0.28	0.28	0.265	0.205	0.1825

Balance Sheet Data (at end of period):
Total assets	$259,056	$290,008	$304,628	$267,184	$236,172
Total long-term debt	27,211	46,348	48,227	42,152	38,369

Effective May 31, 2006, the Company acquired four related foreign entities:  B.C.S. S.r.l., an Italian limited liability company; B.C.S. Service S.r.l., an Italian limited liability company; Boat Equipment Limited, a Maltese limited liability company; and Vetus Italia S.r.l., an Italian limited liability company.  All four entities have a fiscal year ending May 31.  Since the acquisition was also effective May 31, no results of operations for these four acquired entities are included in the consolidated results for the year ended June 30, 2006.  A full year’s results are included in the consolidated results for the years ended June 30, 2007, 2008, 2009 and 2010.

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

Results of Operations

(In thousands)

	2010	%	2009	%	2008	%
Net sales	$227,534		$295,618		$331,694
Cost of goods sold	167,069		214,175		226,826

Gross profit	60,465	26.6	81,443	27.6	104,868	31.6

Marketing, engineering and administrative expenses	56,886	25.0	60,470	20.5	66,349	20.0
Restructuring of operations	494	0.2	1,188	0.4	(373)	(0.1)

Earnings from operations	$3,085	1.4	$19,785	6.7	$38,892	11.7

Fiscal 2010 Compared to Fiscal 2009

Net Sales

Net sales decreased $68.1 million, or 23.0%, in fiscal 2010.  The year-over-year movement in foreign exchange rates resulted in a net favorable translation effect on sales of $3.3 million in fiscal 2010, compared to fiscal 2009.
In fiscal 2010, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were lower by $82.5 million, or 31.0%, than in the prior fiscal year.  Year-over-year changes in foreign exchange rates had a net favorable impact on sales of $1.0 million.  Sales at the Company’s domestic manufacturing location were down $37.1 million, primarily driven by lower sales of marine transmissions, industrial products and aftermarket parts, partially offset by higher sales of land-based oil and gas transmissions and surface drives for the global patrol boat market.  The net remaining decrease came at the Company’s European manufacturing operations and was primarily due to the impact of the continued softening experienced in the global mega yacht, European commercial marine and industrial markets.

Net sales for distribution operations were down a more modest $11.0 million, or 9.8%, in fiscal 2010.  Year-over-year changes in foreign exchange rates had a net favorable impact on sales of $4.9 million.  The Company’s distribution operation in Singapore, which serves the Asian market, saw a 3.9% year-over-year decrease in sales, off of fiscal 2009’s record level.  This slight decrease was primarily driven by decreased shipments in the fourth fiscal quarter of commercial marine transmissions for Asian markets.  The Company’s distribution operations in Europe, Australia and the Southeastern United States experienced sharper declines versus the prior fiscal year due to the continued softening of the global mega yacht and industrial markets.  The Company provides marine transmissions, and propulsion and boat management systems to serve the global mega yacht market.

Net sales for the Company’s largest product market, marine transmission and propulsion systems, were down 22.7% compared to the prior fiscal year.  Increased sales of propulsion and transmission systems for the military patrol boat market were up significantly, but were more than offset by continued weakness in the European mega yacht market as well as some softening off of record levels in the commercial marine market.  Sales of the Company’s boat management systems manufactured at our Italian operation and servicing the global mega yacht market, were off approximately 40% versus the prior fiscal year.  This was primarily driven by continued weakening in sales to builders of mega yachts.  In the off-highway transmission market, the year-over-year decrease of just over 10% can be attributed primarily to decreased sales of the Company’s vehicular transmissions for the airport, rescue and fire fighting (ARFF) and agricultural tractor markets, only partially offset by increased transmission sales in land-based oil field markets.  Sales of transmission systems for the military market were relatively flat year-over-year.  The decrease experienced in the Company’s industrial products of roughly 29% was due to decreased sales into the agriculture, mining and general industrial markets, primarily in the North American and Italian markets, partially offset by increased activity related to oil field markets.

The elimination for net intra-segment and inter-segment sales decreased $25.4 million, or 30.7%, from $82.6 million in fiscal 2009 to $57.2 million in fiscal 2010.  Year-over-year changes in foreign exchange rates had a net unfavorable impact of $2.6 million on net intra-segment and inter-segment sales.

Gross Profit

In fiscal 2010, gross profit decreased $21.0 million, or 25.8%, to $60.5 million.  Gross profit as a percentage of sales decreased 100 basis points in fiscal 2010 to 26.6%, compared to 27.6% in fiscal 2009.  The table below summarizes the gross profit trend by quarter for fiscal years 2010 and 2009:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2010	$ 9.7	$14.8	$16.5	$19.5	$60.5
2009	$20.1	$22.9	$19.2	$19.2	$81.4

% of Sales:
2010	20.7%	26.8%	27.1%	30.2%	26.6%
2009	27.6%	28.1%	27.6%	26.7%	27.6%

There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2010.  Gross margin for the year was unfavorably impacted by lower volumes, extended shutdowns in the first half of the fiscal year at the Company’s domestic and European manufacturing operations, and an increase in expenses related to the Company’s defined benefit plans.  The Company estimates the net unfavorable impact of lower volumes on gross margin in fiscal 2010 was approximately $27 million.  On June 3, 2009 the Company announced it would freeze future accruals under the domestic defined benefit pension plans effective August 1, 2009.  This resulted in a curtailment gain of $1.7 million recorded in the fourth quarter of fiscal 2009.  Of this amount, $1.2 million was recorded as income in cost of goods sold, with the remainder recorded in ME&A expenses.  As a result, there was a net increase in the defined benefit pension expense recorded in cost of goods sold of $2.8 million, from a net benefit of $(0.5) million in fiscal 2009 to a net expense of $2.3 million in fiscal 2010 (see Note M of the Notes to the Consolidated Financial Statements).  The net impact of this change was to decrease gross profit as a percentage of sales by nearly 120 basis points.  The above were partially offset by a favorable shift in product mix, primarily related to oilfield product in the second half of the fiscal year (estimated impact was $0.7 million), selective pricing actions, and lower warranty expenses.  Total warranty expense decreased over $2.7 million in the current fiscal year, from $6.4 million in fiscal 2009 to $3.7 million in fiscal 2010 (see Note F of the Notes to the Consolidated Financial Statements).  The decrease in warranty expense can be attributed to a decrease in volume and an overall reduction in specific warranty campaigns that were experienced in fiscal 2009.  The net impact of this change was to increase gross profit as a percentage of sales by nearly 50 basis points.  In addition, the year-over-year movement in foreign exchange rates, primarily driven by movements in the Euro and Asian currencies, resulted in a net favorable translation effect on gross profit of $1.2 million in fiscal 2010, compared to fiscal 2009.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses decreased $3.6 million, or 5.9%, in fiscal 2010 versus fiscal 2009.  As a percentage of sales, ME&A expenses increased by 450 basis points to 25.0% in fiscal 2010, compared to 20.5% in fiscal 2009.  The table below summarizes significant changes in certain ME&A expenses for the fiscal year:

	Fiscal Year Ended		Increase/
$ thousands – (Income)/Expense	June 30, 2010	June 30, 2009	(Decrease)
Pension	$ 2,044	$ 413	$ 1,631
Stock Based Compensation	505	(581)	1,086
Severance	-	1,308	(1,308)
Domestic/Corporate IT Expenses	4,847	5,740	(893)
			516
	Foreign Currency Translation		924
			1,440
	All Other, Net		(5,024)
			$ (3,584)

The net remaining decrease in ME&A expenses for the year of $5,024,000 primarily relates to the global cost reduction initiatives implemented by the Company at the end of fiscal 2009.  As announced in June 2009, the actions included a reduction of annual base salaries of the Company’s salaried employees including all executive officers, removal of the fiscal 2010 bonus/incentive plan, changes to several benefit programs, an across-the-board reduction of marketing, advertising, travel and entertainment expenses, and staff reductions and layoffs.  In fiscal 2009, the decrease in stock based compensation expense for executive officers was primarily driven by the reversal of accruals for long-term incentive compensation awards for fiscal years 2010 and 2011, due to the low probability of achieving the threshold performance levels (see Note K of the Notes to the Consolidated Financial Statements).  The severance charge in fiscal 2009 related to actions announced in the second quarter at the Company’s Belgian operation.  In fiscal 2009, domestic and corporate IT expenses included a higher level of spending related to the implementation of the Company’s new global ERP system.

Restructuring of Operations

During the fourth quarter of fiscal 2009, the Company recorded a pre-tax restructuring charge of $948,000 related to a workforce reduction at its Racine, Canadian and Australian operations.  The charge consisted of severance costs for 22 salaried employees and voluntary early retirement charges for an additional 16 manufacturing employees.  During fiscal 2009, the Company made cash payments of $180,000, resulting in an accrual balance at June 30, 2009 of $767,000.  The remainder of this balance was paid during fiscal 2010, resulting in no accrual balance at June 30, 2010.

During the fourth quarter of fiscal 2007, the Company recorded a pre-tax restructuring charge of $2,652,000 related to a workforce reduction at its Belgian operation to improve profitability through targeted outsourcing savings and additional focus on core manufacturing processes.  The charge consisted of prepension costs for 32 employees: 29 manufacturing employees and 3 salaried employees.  An adjustment was made in the fourth quarter of fiscal 2009, resulting in a pre-tax expense of $240,000 related to legally required inflationary adjustments to benefits.  An additional adjustment was made in the fourth quarter of fiscal 2010, resulting in a pre-tax expense of $342,000 primarily related to a Belgian legislation change surrounding the prepension costs and legally required inflationary adjustments.  During fiscal 2010 and 2009, the Company made cash payments of $152,000 and $120,000, respectively.  The exchange impact in fiscal 2010 was to reduce the accrual by $292,000.  Accrued restructuring costs were $2,315,000 and $2,417,000 at June 30, 2010 and 2009, respectively.

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of fiscal 2005 as the Company restructured its Belgian operation to improve future profitability.  The charge consists of prepension costs for 37 employees: 33 manufacturing employees and 4 salaried employees.  An adjustment was made in the fourth quarter of fiscal 2010, resulting in a pre-tax expense of $138,000 primarily related to a Belgian legislation change surrounding the prepension costs and legally required inflationary adjustments.  During fiscal 2010 and 2009, the Company made cash payments of $192,000 and $200,000, respectively.  The exchange impact in fiscal 2010 was to reduce the accrual by $122,000.  Accrued restructuring costs were $945,000 and $1,121,000 at June 30, 2010 and 2009, respectively.

Interest Expense

Interest expense decreased by $0.2 million, or 8.2%, in fiscal 2010.  Total interest on the Company’s $35 million revolving credit facility (“revolver”) decreased $0.2 million from $0.8 million in fiscal 2009 to $0.6 million in fiscal 2010.  This decrease can be attributed to an overall decrease in the average borrowings year-over-year partially offset by an increase in the interest rate on the revolver year-over-year.  The average borrowing on the revolver, computed monthly, decreased to $14.4 million in fiscal 2010, compared to $24.0 million in fiscal 2009.  Partially offsetting the average decreased borrowing, the interest rate on the revolver increased from a range of 1.69% to 4.00% in fiscal 2009 to 4.00%, the rate floor, for all of fiscal 2010.  Interest expense for the Company’s $25 million Senior Notes, which carry a fixed interest rate of 6.05%, remained flat at $1.5 million.  The net remaining interest expense of $0.2 million was from various borrowings at the Company’s foreign subsidiaries.

Income Taxes

For 2010, the effective tax rate was 57.6 percent, compared to 34.7 percent last fiscal year.  The increased rate for 2010 was primarily due to the impact of permanent items, which remained relatively constant with the prior year, but had a greater impact on the tax rate due to the low base of earnings.  In addition, the prior fiscal year included a 3.0 percentage point benefit (rate reduction) related to an increase in foreign tax credits, which resulted in the relatively low rate for fiscal 2009.

Order Rates

As of June 30, 2010, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $84.4 million, or approximately 40% higher than the six-month backlog of $60.6 million as of June 30, 2009.  The improvement in backlog is a result of increased orders by oil and gas customers for the Company’s 8500 series transmission as stable oil and gas prices have driven demand for new high-horsepower rigs.  With oil and gas prices remaining firm, the Company is optimistic demand for these transmissions will continue.  In addition, the Company continues to work on the development of its 7500 series transmission and expects to start production in the second half of fiscal 2011.

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

Gross Profit

In fiscal 2009, gross profit decreased $23.4 million, or 22.3%, to $81.4 million.  Gross profit as a percentage of sales decreased 400 basis points in fiscal 2009 to 27.6%, compared to 31.6% in fiscal 2008.  There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2009.  Gross margin for the year was unfavorably impacted by lower volumes (estimated impact of $15 million), an unfavorable shift in product mix, and an increase in warranty expenses ($1.7 million).  In addition, the year-over-year movement in foreign exchange rates, primarily driven by movements in the Euro, resulted in a net unfavorable translation effect on gross profit of $3.3 million in fiscal 2009, compared to fiscal 2008.  These adverse effects were partially offset by selective pricing actions, improvements achieved through the Company’s outsourcing and cost reduction programs and lower domestic bonus expense.  On June 3, 2009 the Company announced it would freeze future accruals under the domestic defined benefit pension plans effective August 1, 2009.  This resulted in a curtailment gain of $1.7 million recorded in the fourth quarter of fiscal 2009.  Of this amount, $1.2 million was recorded as income in cost of goods sold, with the remainder recorded in ME&A expenses.  In addition, the Company’s Belgian operation’s gross margin was favorably affected by the continued relative strength of the Euro versus the U.S. Dollar, when compared to the average rate in fiscal 2008.  This operation manufactures with Euro-based costs and sells more than a third of its production into the U.S. market at U.S. Dollar prices.  The average Euro to U.S. Dollar exchange rate, computed monthly, in fiscal 2009 was $1.37, which was 7.3% lower than in fiscal 2008.  It is estimated that the year-over-year effect of a weaker Euro, on average, was to improve margins at our Belgian subsidiary by nearly $1.4 million.

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
			$ (5,879)

The decrease in domestic bonus compensation is due to the fact that the annual incentive targets for fiscal year 2009 were not achieved and as a result no bonuses were accrued.  The decrease in stock based compensation expense for executive officers is primarily driven by the reversal of accruals for long-term incentive compensation awards for fiscal years 2010 and 2011, due to the low probability of achieving the threshold performance levels (see Note K of the Notes to the Consolidated Financial Statements).  The severance charge related to actions announced in the second quarter of fiscal 2009 at the Company’s Belgian operation.  The increase in domestic and corporate IT expenses primarily represents increased depreciation expense related to the implementation of the Company’s new global ERP system.  The net remaining decrease in ME&A expenses primarily relates to global cost reduction initiatives implemented by the Company in the second half of fiscal 2009.

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

Liquidity and Capital Resources

Fiscal Years 2010, 2009 and 2008

The net cash provided by operating activities in fiscal 2010 totaled $35.1 million, an increase of $23.5 million, or 203%, versus fiscal 2009.  The net increase was driven by a net decrease in working capital, primarily due to decreases in net inventories and trade accounts receivable balances, partially offset by a net decrease in net earnings of $11.1 million.  The net decrease in inventory came primarily at the Company’s European manufacturing locations and its distribution operation in Singapore.  The decrease in trade accounts receivable was a result of lower sales in the second half of fiscal 2010 compared to the same period in fiscal 2009 as well as a continued effort to collect outstanding receivables balances globally.

The net cash provided by operating activities in fiscal 2009 totaled $11.6 million, a decrease of $8.3 million, or 42%, versus fiscal 2008.  The net decrease was driven primarily by a net decrease in net earnings of $12.6 million, partially offset by decreases in working capital, primarily accounts payable and accrued liabilities.  The decrease in accounts payable can primarily be attributed to the general volume decline in the fourth fiscal quarter as well as reduced inventories at the Company’s manufacturing locations.  The decrease in accrued liabilities primarily relates to the reduction in bonus and stock-based compensation accruals versus the end of the prior fiscal year.  The net increase in inventory came primarily at the Company’s distribution operation in Singapore, which saw double-digit sales growth throughout fiscal 2009 when compared to the same period in fiscal 2008.

The net cash provided by operating activities in fiscal 2008 totaled $19.9 million, an increase of $2.2 million, or 13%, versus fiscal 2007.  The net increase was driven primarily by a net increase in earnings of $2.3 million partially offset by increases in working capital, primarily inventories, and a decrease in accrued retirement benefits.  The increase in inventory came primarily at the Company’s European manufacturing operations and distribution operations in the Pacific Basin.

The net cash used for investing activities in fiscal 2010 of $4.6 million consisted primarily of capital expenditures for machinery and equipment at our domestic and Belgian manufacturing operations, and the continuation of the global implementation of a new ERP system started in fiscal 2007.  In fiscal 2010, the Company spent $4.5 million for capital expenditures, down from $8.9 million and $15.0 million in fiscal years 2009 and 2008, respectively.  The software costs associated with the new ERP have been substantially paid for and were capitalized as appropriate in fiscal years 2007 and 2008.

The net cash used for investing activities in fiscal 2009 of $7.8 million consisted primarily of capital expenditures for machinery and equipment at our domestic and Belgian manufacturing operations, and the continuation of the global implementation of a new ERP system started in fiscal 2007.  In fiscal 2010, the Company expects to complete the majority of the remaining ERP implementation work for its foreign manufacturing and distribution operations.  The software costs associated with the new ERP have been substantially paid for and capitalized as appropriate in fiscal years 2007 and 2008.

The net cash used for investing activities in fiscal 2008 of $14.7 million consisted primarily of capital expenditures for machinery and equipment at our domestic and Belgian manufacturing operations, and the continuation of the implementation of a new ERP system started in fiscal 2007 at our domestic manufacturing location in Racine.  The software costs associated with the new ERP have been substantially paid for and capitalized as appropriate in fiscal years 2007 and 2008.

In fiscal 2010, the net cash used by financing activities of $23.2 million consisted primarily of payments on long-term debt and dividends paid to shareholders of the Company.

In fiscal 2009, the net cash used by financing activities of $4.2 million consisted primarily of dividends paid to shareholders of the Company and the purchase of shares of the Company’s outstanding common stock under a Board authorized stock repurchase program, offset by net borrowings on the Company’s revolving credit facility.  In the second fiscal quarter of 2009, the Company repurchased a total of 250,000 shares of its outstanding common stock at an average price of $7.25 per share, for a total of $1.8 million.  In addition, the Company paid $3.1 million in dividends to its shareholders, a 3.5% increase over fiscal 2008.  These were offset by over $2.8 million in additional borrowings under the Company’s revolving credit facility.

In fiscal 2008, the net cash used by financing activities of $12.6 million consisted primarily of the purchase of shares of the Company’s outstanding common stock under a Board authorized stock repurchase program.  In the first and third fiscal quarters of 2008, the Company repurchased a total of 660,000 shares of its outstanding common stock at an average price of $23.70 per share, for a total of $15.6 million.  In addition, the Company paid $3.0 million in dividends to its shareholders, a 25% increase over fiscal 2007.  These were offset by over $5 million in additional borrowings under the Company’s revolving credit facility.

Future Liquidity and Capital Resources

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012 and the funded debt to four quarter EBITDA maximum was increased from 2.5 to 3.0.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth amount, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at June 30, 2010, and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2010.  As of June 30, 2010, the Company was in compliance with these covenants with a four quarter EBITDA total of $13,688,000 and a funded debt to EBITDA ratio of 2.27.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of June 30, 2010, the minimum equity requirement was $101,836,000 compared to an actual result of $122,460,000 after all required adjustments.  The outstanding balance under the revolving loan agreement of $9,000,000 and $22,450,000 at June 30, 2010 and June 30, 2009, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% at June 30, 2010 and 2009, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $21,428,571 and $25,000,000 at June 30, 2010 and 2009, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at June 30, 2010 and 2009, respectively.  The remaining $21,428,571 and $17,857,142 is classified as long-term debt as of June 30, 2010 and 2009, respectively.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

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

The Company’s total funded debt as of June 30, 2010 and June 30, 2009 was equal to the total debt reported on the Company’s June 30, 2010 and June 30, 2009 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended June 30, 2010:

Four Quarter EBITDA Reconciliation
Net Earnings	$ 597,000
Depreciation & Amortization	9,817,000
Interest Expense	2,282,000
Income Taxes	992,000
Four Quarter EBITDA	$13,688,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$31,131,000
Divided by: Four Quarter EBITDA	13,688,000
Total Funded Debt to Four Quarter EBITDA	2.27

As of June 30, 2010, the Company was in compliance with all of the covenants described above.  As of June 30, 2010, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $84.4 million, or approximately 40% higher than the six-month backlog of $60.6 million as of June 30, 2009.  In light of the increasing order backlog and overall improving business trends in some of the Company’s key product markets, in particular the global land-based oil & gas transmission market, the Company does not expect to violate any of its financial covenants in fiscal 2011.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to improve beginning in the first quarter of fiscal 2011 and continuing thereafter.  Please see the factors discussed under Item 1A, Risk Factors, of this Form 10-K for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $26.0 million of available borrowings on our $35 million revolving loan agreement as of June 30, 2010, and continues to generate enough cash from operations to meet our operating and investing needs.  For the year ended June 30, 2010, the Company generated net cash from operating activities of $35.1 million.  As of June 30, 2010, the Company also had cash of $19.0 million, primarily at its overseas operations.  These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company.  In the third fiscal quarter, the Company used roughly $2 million of cash at its European operations to pay down some of its local debt.  In fiscal 2011, the Company expects to contribute $2,206,000 to its defined benefit plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2011, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital decreased approximately $19.5 million, or 18.8%, in fiscal 2010, and the current ratio decreased to 2.3 at June 30, 2010 from 2.5 at June 30, 2009.  The decrease in net working capital was primarily driven by a decrease in accounts receivable and inventories.

Twin Disc expects capital expenditures to be between $10 and $15 million in fiscal 2011.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and potential access to debt markets will be adequate to fund Twin Disc’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements, other than operating leases, as of June 30, 2010 and 2009.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Revolving loan borrowing	$ 9,000	$ -	$ 9,000	$ -	$ -
Long-term debt	$22,131	$ 3,920	$ 7,470	$ 7,142	$ 3,599
Operating leases	$ 5,573	$ 2,694	$ 2,549	$ 154	$ 176

The table above does not include tax liabilities for unrecognized tax benefits totaling $808,000, excluding related interest and penalties, as the timing of their resolution cannot be estimated.  See Note N of the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2011 contributions to all defined benefit plans will total $2,206,000.

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

Goodwill

In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that an impairment might exist.  The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions or third party valuations.  The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value.  The impairment testing performed by the Company at June 30, 2010 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying value, including goodwill and as such, no impairment existed at that time.  While the Company believes its judgments and assumptions were reasonable, different assumptions, economic factors and/or market indicators could change the estimated fair values of the Company’s reporting units and, therefore, impairment charges could be required in the future.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage.  Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date.  The approach used to determine the annual assumptions are as follows:

•
Discount rate – based on the Hewitt Top Quartile Yield Curve at June 30, 2010 as applied to the expected payouts from the pension plans.  This yield curve is made up of Corporate Bonds rated AA or better.

•
Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

•	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
•	Retirement and Mortality Rates – based upon the Generational Mortality Table for fiscal 2008, 2009 and 2010.
•	Health Care Cost Trend Rates – developed based upon historical cost data, near-term outlook and an assessment of likely long-term trends.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, the Company does not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of certain foreign subsidiaries.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update providing guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  This update is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  This standards update is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued a standards update removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This update was effective upon issuance, and has been incorporated in this report.

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

In December 2008, the FASB issued additional guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures required under this guidance are to provide users of financial statements with an understanding of:
•	How investment allocation decisions are made;
•	The major categories of plan assets;
•	The inputs and valuation techniques used to measure the fair value of plan assets;
•	The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and
•	Significant concentrations of risk within plan assets.

These disclosures about plan assets are required for fiscal years ending after December 15, 2009.  The Company has adopted these new disclosure requirements with this report (See Note M – Pension and Other Postretirement Benefit Plans).

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

In September 2006, the FASB issued guidance on fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The final phase of this guidance was adopted by the Company in fiscal 2010, with no material impact to the financial statements.

Item 7(a).  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks from changes in interest rates, commodities and foreign currency exchange rates.  To reduce such risks, the Company selectively uses financial instruments and other proactive management techniques.  All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures, which prohibit the use of financial instruments for trading or speculative purposes.  Discussion of the Company’s accounting policies and further disclosure relating to financial instruments is included in Note A to the consolidated financial statements.

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  The Company currently has a $35 million revolving loan agreement, which is due to expire on May 31, 2012.   In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2010 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $36,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.  Direct material cost as a percent of total cost of goods sold was 56.2% for fiscal 2010.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately thirty percent of the Company’s revenues in the year ended June 30, 2010 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately eighty two percent was denominated in Euros with the balance comprised of Japanese Yen, Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations and Comprehensive (Loss) Income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2010 and 2009 was the Euro.  At June 30, 2010, the Company had no outstanding forward exchange contracts.  At June 30, 2009, the Company had net outstanding forward exchange contracts to purchase U.S. Dollars in the value of $156,000 with a weighted average maturity of 74 days.  The fair value of the Company’s contracts was a gain of $3,000 at June 30, 2009.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$47,057	$55,186	$60,977	$64,314	$227,534
Gross profit	9,747	14,786	16,505	19,427	60,465
Net (loss) earnings attributable
to Twin Disc	(2,404)	(490)	1,451	2,040	597
Basic (loss) earnings per share
attributable to Twin Disc
common shareholders	(0.22)	(0.04)	0.13	0.18	0.05
Diluted (loss) earnings per share
attributable to Twin Disc
common shareholders	(0.22)	(0.04)	0.13	0.18	0.05
Dividends per share	0.07	0.07	0.07	0.07	0.28

2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$72,671	$81,598	$69,292	$72,057	$295,618
Gross profit	20,072	22,953	19,151	19,267	81,443
Net earnings attributable to
Twin Disc	2,465	3,433	2,850	2,754	11,502
Basic earnings per share attributable
to Twin Disc common
shareholders	0.22	0.31	0.26	0.25	1.04
Diluted earnings per share attributable
to Twin Disc common
shareholders	0.22	0.31	0.26	0.25	1.03
Dividends per share	0.07	0.07	0.07	0.07	0.28

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of June 30, 2010, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2010, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b). Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which is incorporated into this report by reference.  The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Selection of Nominees for the Board” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which is incorporated into this report by reference.  There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Executive Compensation," "Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2010, is incorporated into this report by reference.  Discussion in the Proxy Statement under the captions “Compensation Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2010 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2010, which incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010, which is incorporated into this report by reference.

Item 14.  Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 2010 under the heading “Fees to Independent Registered Public Accounting Firm.”

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

(a)(3) Exhibits.  See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	32

Consolidated Balance Sheets as of June 30, 2010 and 2009	33

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years
ended June 30, 2010, 2009 and 2008	34

Consolidated Statements of Cash Flows for the years
ended June 30, 2010, 2009 and 2008	35

Consolidated Statements of Changes in Equity
for the years ended June 30, 2010, 2009 and 2008	36

Notes to Consolidated Financial Statements	37-59

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	60

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United Sates of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9(a).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 13, 2010

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and 2009
(In thousands, except share amounts)

	2010	2009

ASSETS
Current assets:
Cash	$19,022	$13,266
Trade accounts receivable, net	43,014	53,367
Inventories, net	72,799	92,331
Deferred income taxes	5,224	6,280
Other	7,391	8,677

Total current assets	147,450	173,921

Property, plant and equipment, net	58,243	65,799
Goodwill, net	16,440	17,509
Deferred income taxes	24,029	18,829
Intangible assets, net	6,268	7,855
Other assets	6,626	6,095

	$259,056	$290,008

LIABILITIES and EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,920	$4,421
Accounts payable	23,842	24,864
Accrued liabilities	35,545	40,967

Total current liabilities	63,307	70,252

Long-term debt	27,211	46,348
Accrued retirement benefits	72,833	60,241
Deferred income taxes	3,914	4,443
Other long-term liabilities	2,472	899

	169,737	182,183
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000;
issued: none; no par value	-	-
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	10,667	13,205
Retained earnings	147,438	149,974
Accumulated other comprehensive loss	(42,048)	(25,935)

	116,057	137,244
Less treasury stock, at cost (1,901,242 and 2,070,124 shares, respectively)	27,597	30,256

Total Twin Disc shareholders' equity	88,460	106,988

Noncontrolling interest	859	837

Total Equity	89,319	107,825

	$259,056	$290,008

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
For the years ended June 30, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008
Net sales	$227,534	$295,618	$331,694
Cost of goods sold	167,069	214,175	226,826

Gross profit	60,465	81,443	104,868

Marketing, engineering and administrative expenses	56,886	60,470	66,349
Restructuring of operations	494	1,188	(373)

Earnings from operations	3,085	19,785	38,892

Other income (expense):
Interest income	84	207	501
Interest expense	(2,282)	(2,487)	(3,038)
Other, net	835	540	(1,107)
	(1,363)	(1,740)	(3,644)

Earnings before income taxes and noncontrolling interest	1,722	18,045	35,248

Income taxes	992	6,257	10,904

Net earnings	730	11,788	24,344

Less: Net earnings attributable to noncontrolling interest, net of tax	(133)	(286)	(92)

Net earnings attributable to Twin Disc	$597	$11,502	$24,252

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.05	$1.04	$2.15
Diluted earnings per share attributable to Twin Disc common shareholders	0.05	1.03	2.13

Weighted average shares outstanding data:
Basic shares outstanding	1,063	11,097	11,279
Dilutive stock awards	96	97	133

Diluted shares outstanding	11,159	11,194	11,412

Comprehensive (loss) income:
Net earnings	$730	$11,788	$24,344
Foreign currency translation adjustment	(9,650)	(10,458)	14,506
Benefit plan adjustments, net	(6,414)	(17,908)	(7,461)
Comprehensive (loss) income	(15,334)	(16,578)	31,389
Comprehensive earnings attributable to noncontrolling interest	(133)	(286)	(92)

Comprehensive (loss) income attributable to Twin Disc	$(15,467)	$(16,864)	$31,297

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2010, 2009 and 2008
(In thousands)
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$730	$11,788	$24,344
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	9,817	9,774	7,881
Loss on sale of plant assets	261	17	468
Restructuring of operations	494	1,188	(373)
Stock compensation expense (benefit)	507	(2,481)	1,301
(Benefit) provision for deferred income taxes	(1,474)	730	2,243
Changes in operating assets and liabilities:
Trade accounts receivable, net	8,181	9,568	1,795
Inventories, net	16,338	(1,282)	(12,949)
Other assets	1,177	1,200	(1,127)
Accounts payable	(191)	(10,890)	5,491
Accrued liabilities	(3,779)	(6,314)	(4,870)
Accrued/prepaid retirement benefits	3,055	(1,692)	(4,332)

Net cash provided by operating activities	35,116	11,606	19,872

Cash flows from investing activities:
Proceeds from sale of plant assets	148	20	256
Acquisitions of plant assets	(4,456)	(8,895)	(14,999)
Other, net	(293)	1,111	-

Net cash used by investing activities	(4,601)	(7,764)	(14,743)

Cash flows from financing activities:
Proceeds from notes payable	86	-	950
Payments of notes payable	(690)	(1,653)	(724)
(Payment of) proceeds from long-term debt	(18,950)	2,787	5,055
Proceeds from exercise of stock options	108	110	246
Acquisition of treasury stock	-	(1,813)	(15,644)
Dividends paid to shareholders	(3,133)	(3,105)	(3,000)
Dividends paid to noncontrolling interest	(160)	(143)	(164)
Other	(449)	(428)	691

Net cash used by financing activities	(23,188)	(4,245)	(12,590)

Effect of exchange rate changes on cash	(1,571)	(778)	2,400

Net change in cash	5,756	(1,181)	(5,061)

Cash:
Beginning of year	13,266	14,447	19,508

End of year	$19,022	$13,266	$14,447

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,092	$2,699	$3,626
Income taxes	2,832	7,009	7,875

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended June 30, 2010, 2009 and 2008
(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2007	$13,304	$121,109	($4,493)	($14,483)	$645	$116,082
Net earnings		24,252			92	24,344
Translation adjustments			14,400		106	14,506
Benefit plan adjustments, net of tax			(7,461)			(7,461)
Cash dividends		(3,000)			(164)	(3,164)
Compensation expense and windfall
tax benefits	3,126					3,126
Shares (acquired) issued, net	(1,737)			(15,371)		(17,108)
Balance at June 30, 2008	14,693	142,361	2,446	(29,854)	679	130,325
Net earnings		11,502			286	11,788
Translation adjustments			(10,473)		15	(10,458)
Benefit plan adjustments, net of tax			(17,908)			(17,908)
Adjustment for the change in
measurement date due to the
adoption of SFAS No. 158		(784)				(784)
Cash dividends		(3,105)			(143)	(3,248)
Compensation expense and windfall
tax benefits	840					840
Shares (acquired) issued, net	(2,328)			(402)		(2,730)
Balance at June 30, 2009	13,205	149,974	(25,935)	(30,256)	837	107,825
Net earnings		597			133	730
Translation adjustments			(9,699)		49	(9,650)
Benefit plan adjustments, net of tax			(6,414)			(6,414)
Cash dividends		(3,133)			(160)	(3,293)
Compensation expense and windfall
tax benefits	329					329
Shares (acquired) issued, net	(2,867)			2,659		(208)
Balance at June 30, 2010	$10,667	$147,438	($42,048)	($27,597)	$859	$89,319

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted average exchange rate for the year for revenues and expenses.  The resulting translation adjustments are recorded as a component of accumulated other comprehensive (loss) income, which is included in equity.  Gains and losses from foreign currency transactions are included in earnings.  Included in other income (expense) are foreign currency transaction (gains) losses of ($571,000), ($328,000) and $1,208,000 in fiscal 2010, 2009 and 2008, respectively.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $1,792,000 and $1,623,000 at June 30, 2010 and 2009, respectively.  The Company records an allowance for doubtful accounts provision for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable but not yet clearly associated with a specific customer.  The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions.  The current conditions in the global credit markets may reduce a customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain.  While the Company believes current allowances for doubtful accounts are adequate, it is possible that the adverse impact of the global credit crisis may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and notes payable approximate fair value because of the immediate short-term maturity of these financial instruments.  The fair value of the Company’s 6.05% Senior Notes due April 10, 2016 was approximately $22,977,000 and $23,250,000 at June 30, 2010 and 2009, respectively.  The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (1.00% and 1.64% for fiscal 2010 and 2009, respectively), plus the current add-on related to the Company’s revolving loan agreement (3.00% and 2.50% for fiscal 2010 and 2009, respectively) resulting in a total rate of 4.00% and 4.14% for fiscal 2010 and 2009, respectively.  See Note G, “Debt” for the related book value of this debt instrument.  The Company’s revolving loan agreement approximates fair value at June 30, 2010.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in other income (expense), net as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2010 and 2009 was the Euro.  At June 30, 2010, the Company had no outstanding forward exchange contracts.  At June 30, 2009, the Company had net outstanding forward exchange contracts to purchase U.S. Dollars in the value of $156,000 with a weighted average maturity of 74 days. The fair value of the Company’s contracts was a gain of $3,000 at June 30, 2009.

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

Revenue Recognition--Revenue is recognized by the Company when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred and ownership has transferred to the customer; the price to the customer is fixed or determinable; and collectability is reasonably assured.  Revenue is recognized at the time product is shipped to the customer, except for certain domestic shipments to overseas customers where revenue is recognized upon receipt by the customer.  A significant portion of our consolidated net sales is transacted through a third party distribution network.  Sales to third party distributors are subject to the revenue recognition criteria described above.  Goods sold to third party distributors are subject to an annual return policy, for which a provision is made at the time of shipment based upon historical experience.

Goodwill and Other Intangibles-- Goodwill and other indefinite-lived intangible assets, primarily trademarks, are tested for impairment at least annually on the last day of the Company’s fiscal year and more frequently if an event occurs which indicates the asset may be impaired in accordance with the ASC Topic 360-10, “Intangibles – Goodwill and Other.”  Goodwill and other indefinite-lived intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit.

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

Impairment of goodwill is measured according to a two step approach.  In the first step, the fair value of a reporting unit, as defined, is compared to the carrying value of the reporting unit, including goodwill.  The fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary.  For purposes of the June 30, 2010 impairment analysis the Company has utilized discounted cash flow analyses.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Based upon the goodwill impairment review completed at the end of fiscal 2010, which incorporates managements best estimates of economic and market conditions over the projected period and a weighted-average cost of capital that reflects current market conditions, the fair value of goodwill in each reporting unit exceeded the carrying value and therefore goodwill was not impaired.

The Company’s other intangible assets with indefinite lives, including trademarks and tradenames, are not amortized, but are reviewed annually for possible impairment.  The fair value of these assets is estimated using the relief-from-royalty method, which requires assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate.  The Company completed the impairment testing of indefinite lived intangibles as of June 30, 2010 and concluded there were no impairments.

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

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While the Company believes the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  See Note F for activity in the warranty reserve for fiscal 2010 and 2009.

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

Stock-Based Compensation--At June 30, 2010, the Company has two stock-based compensation plans, which are described more fully in Note K, “Stock-Based Compensation.”  The Company accounts for these plans under the recognition and measurement provisions of ASC Topic 718-10, “Compensation-Stock Compensation.”

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

Reclassifications--Certain amounts in the fiscal 2009 consolidated balance sheet have been reclassified to conform to the presentation in the fiscal 2010 financial statements.

Recently Issued Accounting Standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update providing guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  This update is effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted.  This standards update is not expected to have a material impact on the Company’s financial statements.

In February 2010, the FASB issued a standards update removing the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  This update was effective upon issuance, and has been incorporated in this report.

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

In December 2008, the FASB issued additional guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan.  The objectives of the disclosures required under this guidance are to provide users of financial statements with an understanding of:
•	How investment allocation decisions are made;
•	The major categories of plan assets;
•	The inputs and valuation techniques used to measure the fair value of plan assets;
•	The effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and
•	Significant concentrations of risk within plan assets.

These disclosures about plan assets are required for fiscal years ending after December 15, 2009.  The Company has adopted these new disclosure requirements with this report (See Note M – Pension and Other Postretirement Benefit Plans).

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

In September 2006, the FASB issued guidance on fair value measurements.  This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The final phase of this guidance was adopted by the Company in fiscal 2010, with no material impact to the financial statements.

B.  INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

	2010	2009
Finished parts	$47,051	$62,498
Work-in-process	8,998	8,726
Raw materials	16,750	21,107

	$72,799	$92,331

Inventories stated on a LIFO basis represent approximately 22% and 19% of total inventories at June 30, 2010 and 2009, respectively.  The approximate current cost of the LIFO inventories exceeded the LIFO cost by $24,617,000 and $23,164,000 at June 30, 2010 and 2009, respectively.

C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

	2010	2009
Land	$3,557	$3,665
Buildings	38,512	39,290
Machinery and equipment	123,629	130,938

	165,698	173,893
Less: accumulated depreciation	107,455	108,094

	$58,243	$65,799

Depreciation expense for the years ended June 30, 2010, 2009 and 2008 was $9,021,000, $8,766,000 and $6,921,000, respectively.

D. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2010 and 2009 were as follows (in thousands):

Balance at June 30, 2008	$18,479
Translation adjustment	(970)

Balance at June 30, 2009	17,509
Translation adjustment	(1,069)

Balance at June 30, 2010	$16,440

At June 30, the following acquired intangible assets have defined useful lives and are subject to amortization (in thousands):

	2010	2009

Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(6,980)	(6,184)
Translation adjustment	211	711

Total	$ 4,287	$ 5,583

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense for the years ended June 30, 2010, 2009 and 2008 was $796,000, $1,008,000 and $960,000, respectively.  Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2011	$ 712
2012	712
2013	669
2014	669
2015	400
Thereafter	1,125

$4,287

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2010 and 2009 are $1,981,000 and $2,272,000, respectively.  These assets are comprised of acquired tradenames.

E.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

	2010	2009
Salaries and wages	$ 6,067	$ 7,086
Retirement benefits	6,090	6,633
Warranty	4,829	8,028
Customer advances/deferred revenue	8,240	5,551
Accrued income tax	1,691	443
Other	8,628	13,226

	$35,545	$40,967

F.  WARRANTY

The following is a listing of the activity in the warranty reserve during the years ended June 30 (in thousands):

	2010	2009

Reserve balance, July 1	$8,028	$8,125
Current period expense	3,703	6,420
Payments or credits to customers	(5,266)	(6,089)
Translation	(404)	(428)

Reserve balance, June 30	$6,061	$8,028

G.  DEBT

Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements.  These lines of credit may be withdrawn at the option of the banks.  The following is aggregate borrowing information at June 30 (in thousands):

	2010	2009

Available credit lines	$7,716	$7,473
Unused credit lines	7,716	7,473

Outstanding credit lines	-	-
Notes payable-other	-	-

Total notes payable	$ 0	$ 0

Weighted-average interest
rates on credit lines	4.5%	4.3%

Long-term Debt:

Long-term debt consisted of the following at June 30 (in thousands):

	2010	2009

Revolving loan agreement	$ 9,000	$22,450
10-year unsecured senior notes	21,429	25,000
Secured long-term debt	23	1,348
Capital lease obligations	61	162
Other long-term debt	618	1,809

Subtotal	31,131	50,769
Less: current maturities	(3,920)	(4,421)

Total long-term debt	$27,211	$46,348

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2009, the total commitment was increased to $35,000,000 and the term was extended to May 31, 2012.  The outstanding balance of $9,000,000 and $22,450,000 at June 30, 2010 and 2009, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s total funded debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% and 4.0% at June 30, 2010 and 2009, respectively.

This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth amount, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of June 30, 2010, the Company was in compliance with these covenants.  Based on its annual financial plan, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2011 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.  As of June 30, 2010, the Company was in compliance with these covenants.

As a condition to the issuance of the Notes, the Company entered into an amendment to its revolving loan agreement with M&I in which M&I consented to the Company entering into the Note Agreement.

The secured long term debt of $1,348,000 at June 30, 2009 primarily represented a mortgage loan held at a foreign subsidiary maturing in May 2013, carrying an interest rate of 4.00%.  This mortgage loan was paid in full in fiscal 2010.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
2011	$ 3,920
2012	12,814
2013	3,656
2014	3,571
2015	3,571
Thereafter	3,599
$31,131

H.  LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
2011	$ 2,694
2012	1,704
2013	845
2014	124
2015	30
Thereafter	176
$ 5,573

Total rent expense for operating leases approximated $3,989,000, $4,136,000 and $4,259,000 in fiscal 2010, 2009 and 2008, respectively.

I.  SHAREHOLDERS' EQUITY

At June 30, 2010 and 2009, treasury stock consisted of 1,901,242 and 2,070,124 shares of common stock, respectively.  The Company issued 168,882 shares of treasury stock in fiscal 2010, to fulfill its obligations under the stock option plans and restricted stock grants.  The difference between the cost of treasury shares and the option price is recorded in common shares.

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

Cash dividends per share were $0.28, $0.28 and $0.265 in fiscal 2010, 2009 and 2008, respectively (on a post-split basis).

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

The components of accumulated other comprehensive loss included in equity as of June 30, 2010 and 2009 are as follows (in thousands):

	2010	2009
Translation adjustments	$ 8,938	$ 8,637
Benefit plan adjustments, net of income taxes
of $28,672 and $25,213, respectively	(50,986)	(44,572)
Accumulated other comprehensive loss	$(42,048)	$(25,935)

The benefit plan adjustment figure from fiscal 2009 reflects a correction of $283,000 related to the impact of changing the measurement date from March 31 to June 30 in fiscal 2009, with an offsetting correction made to Retained Earnings.  The Company believes that this correction was not material to the current or any previously issued financial statements.

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

Information about the Company's segments is summarized as follows (in thousands):

	Manufacturing	Distribution	Total

2010

Net sales	$183,369	$101,337	$284,706
Intra-segment sales	10,752	12,990	23,742
Inter-segment sales	29,715	3,715	33,430
Interest income	979	21	1,000
Interest expense	4,795	75	4,870
Income taxes	1,475	2,412	3,887
Depreciation and amortization	7,537	873	8,410
Net earnings	400	5,079	5,479
Assets	217,656	53,514	271,170
Expenditures for segment assets	3,714	234	3,948

2009

Net sales	$265,852	$112,323	$378,175
Intra-segment sales	27,001	15,906	42,907
Inter-segment sales	34,003	5,647	39,650
Interest income	1,113	94	1,207
Interest expense	5,669	90	5,759
Income taxes	5,920	3,595	9,515
Depreciation and amortization	7,531	899	8,430
Net earnings	16,602	6,438	23,040
Assets	236,923	61,052	297,975
Expenditures for segment assets	8,267	606	8,873

2008

Net sales	$298,978	$115,645	$414,623
Intra-segment sales	29,701	9,651	39,352
Inter-segment sales	35,521	8,056	43,577
Interest income	1,547	235	1,782
Interest expense	6,807	90	6,897
Income taxes	13,293	3,318	16,611
Depreciation and amortization	7,431	444	7,875
Net earnings	39,591	6,435	46,026
Assets	240,685	60,832	301,517
Expenditures for segment assets	13,878	1,121	14,999

The following is a reconciliation of reportable segment net sales, earnings and assets to the Company’s consolidated totals (in thousands):

	2010	2009	2008
Net sales:
Total net sales from reportable segments	$284,706	$378,175	$414,623
Elimination of inter-company sales	(57,172)	(82,557)	(82,929)

Total consolidated net sales	$227,534	$295,618	$331,694

Net earnings attributable to Twin Disc:
Total earnings from
reportable segments	$ 5,479	$ 23,040	$ 46,026
Other corporate expenses	(4,882)	(11,538)	(21,774)

Total consolidated net earnings
attributable to Twin Disc	$ 597	$ 11,502	$ 24,252

Assets
Total assets for reportable segments	$271,170	$297,975
Corporate assets	(12,114)	(7,967)

Total consolidated assets	$ 259,056	$290,008

Other significant items:

	Segment	Consolidated
	Totals	Adjustments	Totals
2010
Interest income	$ 1,000	$ (916)	$ 84
Interest expense	4,870	(2,588)	2,282
Income taxes	3,887	(2,895)	992
Depreciation and amortization	8,410	1,407	9,817
Expenditures for segment assets	3,948	508	4,456

2009
Interest income	$ 1,207	$ (1,000)	$ 207
Interest expense	5,759	(3,272)	2,487
Income taxes	9,515	(3,258)	6,257
Depreciation and amortization	8,430	1,344	9,774
Expenditures for segment assets	8,873	22	8,895

2008
Interest income	$ 1,782	$ (1,281)	$ 501
Interest expense	6,897	(3,859)	3,038
Income taxes	16,611	(5,707)	10,904
Depreciation and amortization	7,875	6	7,881
Expenditures for segment assets	14,999	-	14,999

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):

	2010	2009	2008
Net sales
United States	$ 79,301	$114,540	$131,650
Italy	30,244	47,676	71,979
Other countries	117,989	133,402	128,065

Total	$227,534	$295,618	$331,694

Net sales by geographic region are based on product shipment destination.

	2010	2009
Long-lived assets (in thousands)
United States	$ 42,810	$ 45,804
Belgium	7,785		9,466
Switzerland	7,449		8,388
Italy	6,257		7,661
Other countries	568	575

Total	$ 64,869	$ 71,894

There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2010 or fiscal 2008.  One customer, Sewart Supply, Inc. (a distributor of Twin Disc), accounted for approximately 10% of consolidated net sales in fiscal 2009.

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

The Company has 40,800 non-qualified stock options outstanding as of June 30, 2010 under the Directors’ Plan.

The Company has 15,800 incentive stock options and 100,200 non-qualified stock options outstanding at June 30, 2010 under the Twin Disc, Incorporated 1998 Incentive Compensation plan and the 1998 Stock Option Plan for Non-employee Directors.  The 1998 plans were terminated during 2004, except that options then outstanding will remain so until exercised or until they expire.  There were no options outstanding under the Stock Incentive Plan as of June 30, 2010.

Shares available for future options as of June 30 were as follows:

	2010	2009
2004 Stock Incentive Plan	242,232	395,853
2004 Stock Incentive Plan for Non-employee Directors	57,600	72,000

Stock option transactions under the plans during 2010 were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2010	Price	Life (years)	Value

Non-qualified stock options:
Options outstanding
at beginning of year	156,200	$ 6.32
Granted	7,200	14.61
Canceled/expired	-	-
Exercised	(22,400)	4.81

Options outstanding at June 30	141,000	$ 6.99	3.95	$825,012

Options exercisable at June 30	141,000	$ 6.99	3.95	$825,012

Options price range
($3.25 - $4.98)

Number of shares	97,800

Weighted average price	$ 3.75

Weighted average remaining life	2.39 years

Options price range
($5.73 - $7.19)

Number of shares	8,400

Weighted average price	$ 6.23

Weighted average remaining life	5.00 years

Options price range
($10.01 - $27.55)

Number of shares	34,800

Weighted average price	$ 16.26

Weighted average remaining life	8.07 years

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2010	Price	Life (years)	Value

Incentive stock options:
Options outstanding
at beginning of year	19,400	$ 4.23
Granted	-	-
Canceled/expired	(3,600)	4.98
Exercised	-	-

Options outstanding at June 30	15,800	$ 4.06	1.57	$118,030

Options exercisable at June 30	15,800	$ 4.06	1.57	$118,030

Options price range
($3.76 - $4.98)

Number of shares	15,800

Weighted average price	$ 4.06

Weighted average remaining life	1.57 years

The Company accounts for stock based compensation in accordance with ASC Topic 718-10, “Compensation – Stock Compensation.”  In addition, the Company computes its windfall tax pool using the shortcut method.  ASC Topic 718-10 requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method.  All options were 100% vested at the adoption of this statement.

During fiscal 2010, 2009 and 2008, 7,200, 7,200 and 7,200 non-qualified stock options were granted, respectively.  As a result, compensation cost of $44,000, $31,000 and $74,000 has been recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal 2010, 2009 and 2008, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2010, 2009 and 2008 was approximately $89,000, $155,000 and $811,000, respectively.

In fiscal 2010, 2009 and 2008, the Company granted a target number of 91,807, 88,500 and 52,758 performance stock unit award grants, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock unit awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 110,168.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2010.  The performance stock unit awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock unit awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 106,200.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2009.  The performance stock unit awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010.  The performance stock unit awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 63,310.  Based upon actual results to date, the Company did not accrue the performance stock unit awards granted in fiscal 2008.  There were 180,307, 141,258 and 125,800 unvested performance stock unit awards outstanding at June 30, 2010, 2009 and 2008, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2010 was $14.81.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation (income) expense for the year ended June 30, 2010, 2009 and 2008 related to the performance stock unit award grants, approximated $0, $(852,000) and $579,000, respectively.  At June 30, 2010, there was no unrecognized compensation cost related to the unvested shares that are ultimately expected to vest based upon the probability of achieving threshold performance levels.  The total fair value of performance stock unit awards vested in fiscal 2010, 2009 and 2008 was $0, $496,000 and $1,868,000, respectively.

In fiscal 2010, 2009 and 2008, the Company granted a target number of 74,173, 66,500 and 37,310 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 89,008.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2010.  The performance stock awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 79,800. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2009.  The performance stock awards granted in fiscal 2008 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2010.  The performance stock awards granted in fiscal 2008 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 44,772.  Based upon actual results to date, the Company did not accrue the performance stock unit awards granted in fiscal 2008.  There were 140,673, 103,810 and 110,368 unvested performance stock awards outstanding at June 30, 2010, 2009 and 2008, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the year ended June 30, 2010, 2009 and 2008, related to performance stock awards, approximated $0, $31,000 and $1,005,000, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2010 was $14.68.  At June 30, 2010, there was no unrecognized compensation cost related to the unvested shares that are ultimately expected to vest based upon the probability of achieving threshold performance levels.  The total fair value of performance stock awards vested in fiscal 2010, 2009 and 2008 was $0, $496,000 and $2,540,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During fiscal 2010, 2009 and 2008, the Company granted 109,123, 17,700 and 7,200 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 126,423, 23,700 and 20,000 unvested shares outstanding at June 30, 2010, 2009 and 2008, respectively.  Compensation expense of $463,000, $208,000 and $154,000 was recognized during the year ended June 30, 2010, 2009 and 2008, respectively, related to these service-based awards.  The total fair value of restricted stock grants vested in fiscal 2010, 2009 and 2008 was $83,000, $138,000 and $1,560,000, respectively.  As of June 30, 2010, the Company had $778,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

L.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,347,000, $2,636,000 and $2,788,000 in fiscal 2010, 2009 and 2008, respectively.  Total engineering and development costs were $7,885,000, $9,142,000 and $9,025,000 in fiscal 2010, 2009 and 2008, respectively.

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

In addition, the Company has unfunded, non-qualified retirement plans for certain management employees and Directors.  In the case of management employees, benefits are based either on final average compensation or on an annual credit to a bookkeeping account, intended to restore the benefits that would have been earned under the qualified plans, but for the earnings limitations under the Internal Revenue Code.  In the case of Directors, benefits are based on years of service on the Board.  All benefits vest upon retirement from the Company.

In addition to providing pension benefits, the Company provides healthcare and life insurance benefits for certain domestic retirees.  All employees retiring after December 31, 1992, and electing to continue healthcare coverage through the Company's group plan, are required to pay 100% of the premium cost.

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2010 and 2009 was June 30.  The Company was required to adopt the year end measurement date for its pension and postretirement benefit plans in fiscal 2009 using the prospective method.  Prior to fiscal 2009, the measurement date was March 31.  The adoption of the change in measurement date requirement in fiscal 2009 resulted in a $784,000 charge to retained earnings, net of tax.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations as of June 30 (in thousands):
			Other
	Pension		Postretirement
	Benefits		Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation, beginning of year	$115,572	$122,534	$ 21,985	$ 23,239
Service cost	292	1,266	28	38
Interest cost	7,282	7,082	1,347	1,297
Adjustment for change in measurement date	-	(179)	-	333
Actuarial loss (gain)	11,740	(6,219)	1,937	(312)
Benefits paid	(9,029)	(8,912)	(2,463)	(2,610)

Benefit obligation, end of year	$125,857	$115,572	$ 22,834	$ 21,985

Change in plan assets:
Fair value of assets, beginning of year	$ 77,517	$111,891	$ -	$ -
Actual return on plan assets	7,075	(24,202)	-	-
Employer contribution	828	801	2,463	2,610
Adjustment for change in measurement date	-	(2,061)	-	-
Benefits paid	(9,029)	(8,912)	(2,463)	(2,610)

Fair value of assets, end of year	$ 76,391	$ 77,517	$ -	$ -

Funded status	$(49,466)	$(38,055)	$(22,834)	$(21,985)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$ 319	$ 110	$ -	$ -
Pension obligation	(49,785)	(38,165)	-	-
Postretirement health & other obligations	-	-	(22,834)	(21,985)

Net amount recognized	$(49,466)	$(38,055)	$(22,834)	$(21,985)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$ -	$ 46	$ -	$ -
Prior service cost	-	-	(760)	(1,194)
Actuarial net loss	45,250	39,913	6,496	5,807

Net amount recognized	$ 45,250	$ 39,959	$ 5,736	$ 4,613

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified domestic defined benefit plans are as follows (in thousands):
		Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial net loss	$3,134	$1,124
Prior service cost	-	(678)

Net amount to be recognized	$3,134	$ 446

The accumulated benefit obligation for all defined benefit pension plans was $125,857,000 and $115,572,000 at June 30, 2010 and 2009, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):
	June 30
	2010	2009
Projected and accumulated benefit obligation	$123,072	$111,448
Fair value of plan assets	73,287	73,283

Components of Net Periodic Benefit Cost (in thousands)
	Pension Benefits
	2010	2009	2008
Service cost	$ 292	$1,266	$ 1,244
Interest cost	7,282	7,082	6,943
Expected return on plan assets	(6,052)	(8,947)	(9,628)
Curtailment benefit	-	(1,700)	-
Settlement loss	99	-	-
Amortization of prior service cost	-	(718)	(729)
Amortization of transition obligation	60	69	77
Amortization of actuarial net loss	2,637	3,205	1,720

Net periodic benefit cost	$ 4,318	$ 257	$ (373)

In the fourth quarter of fiscal 2009, the Company discovered that the net periodic pension benefit cost related to its foreign pension plan had been overstated in prior years and during the first three quarters of fiscal 2009.  To correct for this error, the Company recorded $626,000 of net periodic pension benefit income in the fourth quarter of fiscal 2009.  Of this amount, $345,000 related to previous fiscal years.  The Company believes that the error was not material to any previously issued financial statements.
	Other Postretirement Benefits
	2010	2009	2008
Service cost	$ 28	$ 38	$ 38
Interest cost	1,347	1,297	1,367
Amortization of prior service cost	(678)	(679)	(678)
Amortization of actuarial net loss	859	1,228	1,210

Net periodic benefit cost	$ 1,556	$ 1,884	$ 1,937

Additional Information

Assumptions (as of June 30, 2010 and 2009)
			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used
to determine benefit obligations
at June 30
	2010	2009	2010	2009
Discount rate	5.09%	6.60%	5.09%	6.60%
Expected return on plan assets	8.50%	8.50%

Weighted average assumptions used
   to determine net periodic benefit
   cost for years ended June 30
	2010	2009	2008	2010	2009	2008
Discount rate	6.60%	6.00%	6.00%	6.60%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	5.00%	5.00%	5.00%

The assumed weighted-average healthcare cost trend rate was 8.5% in 2010, grading down to 6% in 2015.  A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $480,000 and the service and interest cost by approximately $23,000.  A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $430,000 and the service and interest cost by approximately $21,000.

Plan Assets

The Company’s Pension Committee (“Committee”) oversees investment matters related to the Company’s funded benefit plans.  The Committee works with external actuaries and investment consultants on an ongoing basis to establish and monitor investment strategies and target asset allocations.  The overall objective of the Committee’s investment strategy is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and address other cash requirements of the pension plans.  The Committee has established an Investment Policy Statement which provides written documentation of the Company’s expectations regarding its investment programs for the pension plans, establishes objectives and guidelines for the investment of the plan assets consistent with the Company’s financial and benefit-related goals, and outlines criteria and procedures for the ongoing evaluation of the investment program.  The Company employs a total return on investment approach whereby a mix of investments among several asset classes are used to maximize long-term return of plan assets while avoiding excessive risk.  Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, and annual liability measurements.

The Company’s pension plan weighted-average asset allocations at June 30, 2010 and 2009, by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2010	2009
Equity securities	70%	69%	69%
Debt securities	20%	21%	19%
Real estate	10%	10%	12%

	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above.  The pension plans held 168,211 shares of Company stock with a fair market value of $1,910,877 (2.6 percent of total plan assets) and $1,145,517 (1.6 percent of total plan assets) at June 30, 2010 and 2009, respectively.

The plans have a long-term return assumption of 8.50%.  This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments

Level II	Unadjusted quoted prices in active markets for similar instruments, or

Unadjusted quoted prices for identical or similar instruments in markets that are not active, or

Other inputs that are observable in the market or can be corroborated by observable market data

Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2010 (in thousands):

	Total	Level I	Level II	Level III
Cash and cash equivalents	$ 872	$ 872	$ -	$ -
Equity securities:
U.S. (a)	33,388	33,388	-	-
International (b)	9,642	3,318	6,324	-
Fixed income (c)	14,600	3,981	10,619	-
Group insurance contracts	3,104	-	-	3,104
Real estate	7,213	-	-	7,213
Other (d)	7,572	-	-	7,572
Total	$76,391	$41,559	$16,943	$17,889

(a)  U.S. equity securities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies).  Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.

(b)  International equities are invested in companies that are traded on exchanges outside the U.S. and are well diversified by industry sector, country, capitalization and equity style (i.e., growth and value strategies).  The vast majority of the investments are made in companies in developed markets with a smaller percentage in emerging markets.

(c)  Fixed income consists of corporate bonds with investment grade BBB or better from diversified industries, as well as government debt securities.

(d)  Other consists of hedged equity.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2010 (in thousands):
	Annuity
	Contracts	Real Estate	Other
Balance – June 30, 2009	$ 4,234	$ 8,156	$ 10,138
Actual return on plan assets:
Relating to assets still held at reporting date	(426)	(808)	233
Relating to assets sold during the period	-	-	201
Purchases, sales and settlements	(704)	-	(3,000)
Transfers in and/or out of Level III	-	(135)	-

Balance – June 30, 2010	$ 3,104	$ 7,213	$ 7,572

Cash Flows

Contributions

The Company expects to contribute $2,206,000 to its pension plans in fiscal 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other Postretirement Benefits
	Pension	Gross	Part D	Net Benefit
	Benefits	Benefits	Reimbursement	Payments
2011	$ 9,349	$ 2,605	$ -	$2,605
2012	10,008	2,446	-	2,446
2013	9,504	2,319	-	2,319
2014	9,275	2,186	-	2,186
2015	9,268	2,046	-	2,046
Years 2016-2020	44,653	7,846	-	7,846

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation.  The total expense under the plans was $2,111,000, $1,829,000 and $2,482,000 in fiscal 2010, 2009 and 2008, respectively.

N.  INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows (in thousands):

	2010	2009	2008

United States	$ 4,127	$ 8,747	$18,099
Foreign	(2,405)	9,298	17,149

	$ 1,722	$18,045	$35,248

The provision (benefit) for income taxes is comprised of the following (in thousands):

	2010	2009	2008
Currently payable:
Federal	$ 490	$ 120	$ 3,660
State	302	(6)	(333)
Foreign	1,674	5,413	5,334

	2,466	5,527	8,661
Deferred:
Federal	532	1,725	2,233
State	(58)	1	106
Foreign	(1,948)	(996)	(96)

	(1,474)	730	2,243

	$ 992	$ 6,257	$10,904

The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands):
	2010	2009
Deferred tax assets:
Retirement plans and employee benefits	$27,228	$23,193
Foreign tax credit carryforwards	828	915
AMT credit carryforward	363	-
Federal tax credits	484	300
State net operating loss and other state credit carryforwards	500	351
Inventory	2,645	2,682
Reserves	1,558	2,118
Research and development capitalization	345	510
Foreign NOL carryforwards	2,058	1,279
Accruals	820	527

	36,829	31,875
Deferred tax liabilities:
Property, plant and equipment	5,519	5,731
Intangibles	5,403	4,929
Other foreign liabilities	308	337

	11,230	10,997

Valuation allowance	(260)	(212)
Total net deferred tax assets	$25,339	$20,666

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2010, the Company incurred operating losses in certain foreign jurisdictions where the loss carryforward period is unlimited.  The Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions (approximately $1,612,000 at June 30, 2010).  This evaluation concluded that it continues to be more likely than not that the net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets related to these foreign jurisdictions in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.  A valuation allowance of $260,000 has been recorded as of June 30, 2010, as management believes that realization of all state tax credits before they expire is unlikely.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

During the third quarter of fiscal 2010, the Company completed and filed its 2009 Federal and State income tax returns.  Subsequently, the Company completed its return-to-provision reconciliation to determine differences between positions taken per the year-end fiscal 2009 book tax provision and the actual positions taken per the 2009 returns.  This reconciliation identified an error in the fiscal 2009 tax provision, which resulted in understating fiscal 2009 earnings by $188,000.  To correct this error, the Company reduced tax expense by $188,000 in the third quarter of fiscal 2010.

During the fourth quarter of fiscal 2010, the Company determined the deferred tax liability surrounding fixed assets at a foreign location was incorrectly recorded.  To correct for this, the Company booked a $392,000 deferred tax liability (additional tax expense) in the fourth quarter.  Of this amount, $458,000 should have been recorded in prior fiscal periods.  In addition, the Company made a correction to the current tax accrual at another foreign location during the fourth quarter.  This correction resulted in a $298,000 tax benefit in the fourth quarter which should have been recorded in prior fiscal periods.

The Company believes that the above errors were not material to the current or any previously issued financial statements.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2010	2009	2008

U.S. federal income tax at 34%	$ 540	$ 6,135	$12,304
Increases (reductions) in tax resulting from:
Foreign tax items	587	219	(200)
Italian tax rate change	-	-	(1,040)
State taxes	160	(267)	(147)
Valuation allowance	48	212	-
Change in prior year estimate	(216)	(52)	(164)
Research and development tax credits	(184)	(300)	(150)
Section 199 deduction	-	(34)	(175)
Other, net	57	344	476
	$ 992	$ 6,257	$10,904

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely.  These earnings relate to ongoing operations and were approximately $6.4 million at June 30, 2010.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

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

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2006 through 2009 for our major operations in the U.S., Italy, Belgium and Japan.  The U.S. Internal Revenue Service is currently auditing our consolidated income tax return for fiscal 2003 through 2006.  Other audits currently underway include those in Italy.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2011.

The Company has approximately $0.8 million of unrecognized tax benefits as of June 30, 2010, which, if recognized would impact the effective tax rate.  The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months.  The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	June 30, 2010	June 30, 2009
Unrecognized tax benefits, beginning of year	$ 797	$ 693
Additions based on tax positions related to the prior year	-	66
Additions based on tax positions related to the current year	116	135
Reductions based on tax positions related to the prior year	-	(97)
Subtractions due to statutes closing	(90)	-
Settlements with taxing authorities	(15)	-
Unrecognized tax benefits, end of year	$ 808	$ 797

The amounts reflected in this reconciliation do not include interest and penalties totaling $112,000.

O.  CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

P.  RESTRUCTURING OF OPERATIONS

During the fourth quarter of fiscal 2009, the Company recorded a pre-tax restructuring charge of $948,000 related to a workforce reduction at its Racine, Canadian and Australian operations.  The charge consisted of severance costs for 22 salaried employees and voluntary early retirement charges for an additional 16 manufacturing employees.  During fiscal 2009, the Company made cash payments of $180,000, resulting in an accrual balance at June 30, 2009 of $767,000.  The remainder of this balance was paid during fiscal 2010, resulting in no accrual balance at June 30, 2010.

During the fourth quarter of fiscal 2007, the Company recorded a pre-tax restructuring charge of $2,652,000 related to a workforce reduction at its Belgian operation that will allow for improved profitability through targeted outsourcing savings and additional focus on core manufacturing processes.  The charge consisted of prepension costs for 32 employees: 29 manufacturing employees and 3 salaried employees.  This charge was adjusted in the fourth quarter of fiscal 2008, resulting in a pre-tax benefit of $373,000, due to final negotiations primarily related to notice period pay.  A further adjustment was made in the fourth quarter of fiscal 2009, resulting in a pre-tax expense of $240,000 related to legally required inflationary adjustments to benefits.  An additional adjustment was made in the fourth quarter of fiscal 2010, resulting in a pre-tax expense of $342,000 primarily related to a Belgian legislation change surrounding the prepension costs and legally required inflationary adjustments.  During fiscal 2010 and 2009, the Company made cash payments of $152,000 and $120,000, respectively.  The exchange impact in fiscal 2010 was to reduce the accrual by $292,000.  Accrued restructuring costs were $2,315,000 and $2,417,000 at June 30, 2010 and 2009, respectively.

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of fiscal 2005 as the Company restructured its Belgian operation to improve future profitability.  The charge consists of prepension costs for 37 employees: 33 manufacturing employees and 4 salaried employees.  An adjustment was made in the fourth quarter of fiscal 2010, resulting in a pre-tax expense of $138,000 primarily related to a Belgian legislation change surrounding the prepension costs and legally required inflationary adjustments.  During fiscal 2010 and 2009, the Company made cash payments of $192,000 and $200,000, respectively.  The exchange impact in fiscal 2010 was to reduce the accrual by $122,000.  Accrued restructuring costs were $945,000 and $1,121,000 at June 30, 2010 and 2009, respectively.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2010, 2009 and 2008 (in thousands)

		-----------Additions----------
	Balance at	Charged to			Balance at
	Beginning	Costs and	Net		end of
Description	of Period	Expenses	Acquired	Deductions(1)	of Period

2010:

Allowance for losses on
accounts receivable	$1,623	$ 412	$ -	$ 243	$1,792

Reserve for inventory
Obsolescence	$5,406	$1,401	$ -	$ 735	$6,072

2009

Allowance for losses on
accounts receivable	$ 1,219	$ 524	$ -	$ 120	$1,623

Reserve for inventory
Obsolescence	$4,311	$2,627	$ -	$ 1,532	$5,406

2008:

Allowance for losses on
accounts receivable	$ 922	$ 391	$ -	$ 94	$1,219

Reserve for inventory
Obsolescence	$4,560	$1,147	$ -	$1,396	$4,311

(1)    Accounts receivable written-off and inventory disposed of during the year and other adjustments (primarily foreign currency translation adjustments).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2010	TWIN DISC, INCORPORATED

By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 13, 2010	By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, Chief Executive Officer and Director

September 13, 2010	By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Operating Officer and Director

September 13, 2010	By: /s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President-Finance, Chief Financial Officer and Treasurer

September 13, 2010	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller (Chief Accounting Officer)

September 13, 2010	Michael Doar, Director
John A. Mellowes, Director
Malcolm F. Moore, Director
David B. Rayburn, Director
Michael C. Smiley, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ THOMAS E. VALENTYN
Thomas E. Valentyn
General Counsel and Secretary (Attorney in Fact)

EXHIBIT INDEX

TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2010

Exhibit	Description	Included Herewith
3a)	Restated Articles of Incorporation of Twin Disc, Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated December 6, 2007). File No. 001-07635.
3b)	Restated Bylaws of Twin Disc, Incorporated, as amended through January 19, 2010 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated January 21, 2010). File No. 001-07635.
4
Description of Shareholder Rights Plan and Form of Rights Agreement dated as of December 20, 2007 by and between the Company and Mellon Investor Services, LLC, as Rights Agent, with Form of Rights Certificate (Incorporated by reference to Item 3.03 and Exhibit 4 of the Company's Form 8-K dated December 20, 2007). File No. 001-07635.

Exhibit 10	Material Contracts	Included Herewith
a)	Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10(g) of the Company's Form 10-K for the year ended June 30, 2004). File No. 001-07635.
b)	The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.
c)
The 1998 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.

d)	The 2004 Stock Incentive Plan as amended (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 20, 2006). File No. 001-07635.
e)	The 2004 Stock Incentive Plan for Non-Employee Directors as amended (Incorporated by reference to Exhibit 99 of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
f)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
g)	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
h)	Form of Performance Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
i)	Form of Performance Stock Unit Award Grant Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
j)	Form of Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
k)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 5, 2009). File No. 001-07635.
l)	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 5, 2009). File No. 001-07635.
m)	Form of Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 5, 2009). File No. 001-07635.
n)
Form of Performance Stock Award Grant Agreement for targeted award of performance shares on July 29, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

o)
Form of Performance Stock Unit Award Agreement for targeted award of performance stock units on July 29, 2010 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

p)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 29, 2010 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.
q)
Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

r)	Pension Promise Agreement between Twin Disc International, S.A. and Henri Claude Fabry (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.
s)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.3, 10.4 and 10.5 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
t)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
u)
Loan Agreement By and Between M&I Marshall & Ilsley Bank and Twin Disc, Incorporated Dated as of December 19, 2002 and Amendments No. 1 through No. 6 to Loan Agreement (Incorporated by reference to Exhibits 10.1 through 10.7 of the Company’s Form 10-Q for the quarter ended March 26, 2010).  File No. 001-07635.

v)	Note Agreement for $25,000,000 of 6.05% Senior Notes due April 10, 2016 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated April 12, 2006). File No. 001-07635.
w)	Amendment 1 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10p of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
x)	Amendment 2 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10q of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
y)	Amendment 3 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10w of the Company’s Forms 10-K and 10-K/A for the year ended June 30, 2009). File No. 001-07635
z)	Amendment 4 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10x of the Company’s Forms 10-K and 10-K/A for the year ended June 30, 2009). File No. 001-07635

Exhibit	Description	Included Herewith
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X