Form 10-Q
period 2010-11-03
TWIN DISC INC
filed 2010-11-03
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 24, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                No  √

At October 29, 2010, the registrant had 11,338,694 shares of its common stock outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	September 24,	June 30,
	2010	2010
Assets
Current assets:
Cash	$23,114	$19,022
Trade accounts receivable, net	46,918	43,014
Inventories, net	77,458	72,799
Deferred income taxes	5,597	5,224
Other	8,087	7,391
Total current assets	161,174	147,450

Property, plant and equipment, net	59,361	58,243
Goodwill, net	16,813	16,440
Deferred income taxes	22,633	24,029
Intangible assets, net	6,342	6,268
Other assets	6,845	6,626

Total assets	$273,168	$259,056

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,987	$3,920
Accounts payable	26,894	23,842
Accrued liabilities	33,932	35,545
Total current liabilities	64,813	63,307

Long-term debt	28,852	27,211
Accrued retirement benefits	72,394	72,833
Deferred income taxes	3,914	3,914
Other long-term	3,500	2,472

Total liabilities	173,473	169,737

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	9,664	10,667
Retained earnings	149,302	147,438
Accumulated other comprehensive loss	(34,140)	(42,048)
	124,826	116,057
Less treasury stock, at cost (1,786,462 and 1,901,242 shares, respectively)	25,933	27,597

Total Twin Disc shareholders' equity	98,893	88,460

Noncontrolling interest	802	859

Total equity	99,695	89,319

Total liabilities and equity	$273,168	$259,056

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended
	September 24,	September 25,
	2010	2009

Net sales	$61,395	$47,057
Cost of goods sold	41,372	37,310
Gross Profit	20,023	9,747

Marketing, engineering and administrative expenses	14,777	12,778
Earnings (loss) from operations	5,246	(3,031)

Interest expense	439	619
Other expense, net	554	60
	993	679

Earnings (loss) before income taxes and noncontrolling interest	4,253	(3,710)
Income taxes	1,556	(1,398)

Net earnings (loss)	2,697	(2,312)
Less: Net earnings attributable to noncontrolling interest, net of tax	(41)	(92)

Net earnings (loss) attributable to Twin Disc	$2,656	$(2,404)

Dividends per share	$0.0700	$0.0700

Earnings per share data:
Basic earnings (loss) per share attributable to Twin Disc common shareholders	$0.24	$(0.22)
Diluted earnings (loss) per share attributable to Twin Disc common shareholders	$0.24	$(0.22)

Weighted average shares outstanding data:
Basic shares outstanding	10,882	11,137
Dilutive stock awards	218	-

Diluted shares outstanding	11,100	11,137

Comprehensive income:
Net earnings (loss)	$2,697	$(2,312)
Adjustment for amortization of net actuarial loss and prior service cost, net of tax	553	447
Foreign currency translation adjustment	7,395	2,928
Comprehensive income	10,645	1,063
Comprehensive income attributable to noncontrolling interest	(41)	(92)

Comprehensive income attributable to Twin Disc	$10,604	$971

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Three Months Ended
	September 24,	September 25,
	2010	2009

Cash flows from operating activities:
Net earnings (loss)	$2,697	$(2,312)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	2,272	2,375
Other non-cash changes, net	1,713	277
Net change in working capital, excluding cash	(2,601)	8,203

Net cash provided by operating activities	4,081	8,543

Cash flows from investing activities:
Acquisitions of fixed assets	(1,247)	(1,031)
Proceeds from sale of fixed assets	49	-
Other, net	(293)	(293)

Net cash used by investing activities	(1,491)	(1,324)

Cash flows from financing activities:
Proceeds from notes payable	18	-
Payments of notes payable	(42)	(874)
Proceeds from (payments of) long-term debt	1,695	(1,394)
Proceeds from exercise of stock options	71	80
Dividends paid to shareholders	(792)	(784)
Dividends paid to noncontrolling interest	(138)	-
Other	132	(500)

Net cash provided (used) by financing activities	944	(3,472)

Effect of exchange rate changes on cash	558	128

Net change in cash	4,092	3,875

Cash:
Beginning of period	19,022	13,266

End of period	$23,114	$17,141

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

In June 2009, the FASB issued an amendment changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  New disclosures will be required regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  This change was effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company) and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued a revision which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets, and requires additional disclosures.  This change was effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company) and did not have a material impact on the Company’s financial statements.

B.	Inventory

The major classes of inventories were as follows (in thousands):

	September 24,	June 30,
	2010	2010
Inventories:
Finished parts	$48,241	$47,051
Work in process	10,146	8,998
Raw materials	19,071	16,750

	$77,458	$72,799

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three month periods ended September 24, 2010 and September 25, 2009 (in thousands):

	Three Months Ended
	September 24,	September 25,
	2010	2009

Reserve balance, beginning of period	$6,061	$8,028
Current period expense	1,707	1,197
Payments or credits to customers	(1,474)	(1,686)
Translation	488	128

Reserve balance, end of period	$6,782	$7,667

D.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.	Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended
	September 24,	September 25,
	2010	2009
Manufacturing segment sales	$50,802	$32,738
Distribution segment sales	28,544	27,952
Inter/Intra segment elimination - manufacturing	(14,468)	(6,407)
Inter/Intra segment elimination - distribution	(3,483)	(7,226)

Net sales	$61,395	$47,057

Manufacturing segment earnings (loss)	$6,453	$(4,174)
Distribution segment earnings	2,033	2,267
Corporate and eliminations	(4,233)	(1,803)

Earnings (loss) before income taxes
and noncontrolling interest	$4,253	$(3,710)

	September 24,	June 30,
Assets	2010	2010

Manufacturing segment assets	$235,819	$217,656
Distribution segment assets	54,987	53,514
Corporate assets and elimination
of inter-company assets	(17,638)	(12,114)

	$273,168	$259,056

F.	Stock-Based Compensation

In the first quarter of fiscal 2011 and 2010, the Company granted a target number of 98,358 and 91,807 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock unit awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 118,030.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the target level.  The performance stock unit awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock unit awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 110,168.  Based upon actual results to date and the probability of achieving the threshold performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2010 at the threshold level.  Previous to the first quarter of fiscal 2011, the Company was not accruing for the performance stock unit awards granted in fiscal 2010 based upon the low probability of achieving the threshold performance levels.  There were 278,665 and 233,065 unvested stock unit awards outstanding at September 24, 2010 and September 25, 2009, respectively.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three months ended September 24, 2010 and September 25, 2009, related to the performance stock unit award grants, approximated $461,000 and $0, respectively.

In the first quarter of fiscal 2011 and 2010, the Company granted a target number of 72,546 and 74,173 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 87,055.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the target level.  The performance stock awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 89,008.  Based upon actual results to date and the probability of achieving the threshold performance levels, the Company is accruing the performance stock awards granted in fiscal 2010 at the threshold level.  Previous to the first quarter of fiscal 2011, the Company was not accruing for the performance stock awards granted in fiscal 2010 based upon the low probability of achieving the threshold performance levels. There were 213,219 and 177,983 unvested stock awards outstanding at September 24, 2010 and September 25, 2009, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three months ended September 24, 2010 and September 25, 2009, related to performance stock awards, approximated $265,000 and $0, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first quarter of fiscal 2011 and 2010, the Company granted 98,780 and 101,923 service based restricted shares, respectively, to employees in each year.  There were 225,203 and 125,623 unvested shares outstanding at September 24, 2010 and September 25, 2009, respectively.  Compensation expense of $193,000 and $96,000 was recognized for the three months ended September 24, 2010 and September 25, 2009, respectively, related to these service-based awards.

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

	Three Months Ended
	September 24,	September 25,
	2010	2009

Pension Benefits:
Service cost	$38	$62
Interest cost	1,556	1,815
Expected return on plan assets	(1,513)	(1,507)
Amortization of prior service cost	-	2
Amortization of transition obligation	-	13
Amortization of net loss	784	656
Net periodic benefit cost	$865	$1,041

Postretirement Benefits:
Service cost	$8	$7
Interest cost	274	337
Amortization of net actuarial loss	111	45
Net periodic benefit cost	$393	$389

The Company expects to contribute $2,206,000 to its pension plans in fiscal 2011.  As of September 24, 2010, $599,000 in contributions have been made.

H.	Income Taxes

The Company has approximately $808,000 of unrecognized tax benefits, excluding related interest and penalties, as of September 24, 2010, which, if recognized, would favorably impact the effective tax rate.  The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months.

There was no change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations, or for other items during the quarter ended September 24, 2010.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2006 through 2009 for the major operations in the U.S., Italy, Belgium, and Japan.  The U.S. Internal Revenue Service is currently auditing the consolidated income tax return for fiscal 2003 through 2007.  Other audits currently underway include those in Italy and Canada.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2011.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions including the first quarter of the fiscal year, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions (approximately $2,037,000 at September 24, 2010).  This evaluation concluded that it continues to be more likely than not that the net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

Due to current year operating income from domestic operations, the Company concluded that it is more likely than not that all state tax credits will be fully realized before they expire.  Therefore the valuation allowance of $260,000 was reversed during the quarter ended September 24, 2010.  The Company will continue to evaluate the realization of state tax credits before expiration.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 24, 2010, total accrued interest and penalties with respect to income taxes was approximately $112,000 that would favorably affect the effective tax rate if recognized.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the three months ended September 24, 2010 were as follows (in thousands):

Balance at June 30, 2010	$16,440
Translation adjustment	373

Balance at September 24, 2010	$16,813

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of September 24, 2010 and June 30, 2010 were as follows (in thousands):

	September 24,	June 30,
	2010	2010
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(7,179)	(6,980)
Translation adjustment	394	211

Total	$4,271	$4,287

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense for the three months ended September 24, 2010 and September 25, 2009 was $199,000 and $199,000, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2011 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2011	$561
2012	748
2013	700
2014	700
2015	413
2016	276

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 24, 2010 and June 30, 2010 are $2,071,000 and $1,981,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at September 24, 2010 and June 30, 2010 consisted of the following (in thousands):

	September 24,	June 30,
	2010	2010

Revolving loan	$10,700	$9,000
10-year unsecured senior notes	21,429	21,429
Other	710	702
Subtotal	32,839	31,131
Less: current maturities and short-term borrowings	(3,987)	(3,920)
Total long-term debt	$28,852	$27,211

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of September 24, 2010, the Company was in compliance with these covenants.  Based on its current projections, including the Company’s results in the first three months of fiscal 2011, the Company believes it will generate sufficient earnings EBITDA levels throughout fiscal 2011 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.69% and 1.00% for September 24, 2010 and June 30, 2010, respectively), plus the current add-on related to the revolving loan agreement (2.50% and 3.00% for September 24, 2010 and June 30, 2010, respectively).   The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $23,406,000 and $22,977,000 at September 24, 2010 and June 30, 2010, respectively.  The Company’s revolving loan agreement approximates fair value at September 24, 2010 and June 30, 2010.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  The Company purchased no shares of its outstanding Common Stock in fiscal 2010 or the first quarter of fiscal 2011.  In the second quarter of fiscal 2009, the Company repurchased 250,000 shares of its outstanding Common Stock at an average price of $7.25 per share for a total cost of $1,812,500.

The following is a reconciliation of the Company’s equity balances for the first fiscal three months of 2010 and 2011 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2009	$13,205	$149,974	($25,935)	($30,256)	$837	$107,825
Net (loss) income		(2,404)			92	(2,312)
Translation adjustments			2,913		15	2,928
Benefit plan adjustments, net of tax			447			447
Cash dividends		(784)				(784)
Compensation expense and
windfall tax benefits	(90)					(90)
Shares (acquired) issued, net	(2,699)			2,462		(237)
Balance-September 25, 2009	$10,416	$146,786	($22,575)	($27,794)	$944	$107,777

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2010	$10,667	$147,438	($42,048)	($27,597)	$859	$89,319
Net income		2,656			41	2,697
Translation adjustments			7,355		40	7,395
Benefit plan adjustments, net of tax			553			553
Cash dividends		(792)			(138)	(930)
Compensation expense and
windfall tax benefits	590					590
Shares (acquired) issued, net	(1,593)			1,664		71
Balance-September 24, 2010	$9,664	$149,302	($34,140)	($25,933)	$802	$99,695

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information.  This discussion should be read in conjunction with our consolidated fiscal 2010 financial statements and related notes.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2010 could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Three Months Ended
	September 24,		September 25,
	2010	%	2009	%
Net sales	$61,395		$47,057
Cost of goods sold	41,372		37,310

Gross profit	20,023	32.6%	9,747	20.7%

Marketing, engineering and
administrative expenses	14,777	24.1%	12,778	27.2%

Earnings (loss) from operations	$5,246	8.5%	$(3,031)	(6.4)%

Comparison of the First Quarter of FY 2011 with the First Quarter of FY 2010

Net sales for the first quarter increased 30.5%, or $14.3 million, to $61.4 million from $47.1 million in the same period a year ago.  Compared to the first quarter of fiscal 2010, on average, the Euro and Asian currencies weakened against the U.S. Dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $0.9 million versus the prior year, before eliminations.  The increase in sales for the fiscal 2011 first quarter was primarily the result of growing demand from customers in the oil and gas market.  Stable demand continues from the airport, rescue and fire fighting (ARFF), land- and marine-based military and commercial marine markets.  Shipments to the mega yacht market remained weak during the fiscal 2011 first quarter.

Sales at our manufacturing segment were up 55.2% versus the same period last year.  As announced previously, in the first quarter of the prior fiscal year, the Company implemented temporary plant shutdowns along with government sponsored layoffs, in addition to normal seasonal actions, to adjust production levels to near term demand, which had a negative impact on volume in the prior year.  All global manufacturing operations were affected by these temporary shutdowns.  In the current fiscal year’s first quarter, our domestic manufacturing operation saw the largest growth, with a nearly 97% increase in sales versus the first fiscal quarter of 2010.  The primary driver for this increase was the sale of transmissions and related products for the oil and gas markets.  The Company’s Belgian and Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets, experienced modest increases compared to the prior fiscal year’s first quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced just over an 8% increase in sales, primarily due to continued growth in the patrol boat market.

Our distribution segment, buoyed by continued growth in Asia and the North American oil and gas markets, experienced an increase of only 2% in sales compared to the first quarter of fiscal 2010.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  This operation saw a nearly 11% increase in sales versus the same period a year ago, and set a new sales record for its first fiscal quarter.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced significant growth in sales due to continued strength in the Canadian oil and gas market.  The Company’s distribution operations in Italy and Australia, which provide boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw decreases in sales due to continued weakness in the global mega yacht market of 17% and 20%, respectively.

The elimination for net inter/intra segment sales increased $4.3 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased nearly 1200 basis points to 32.6% of sales, compared to 20.7% of sales for the same period last year.  Profitability for fiscal 2011’s first quarter was significantly impacted by higher sales volumes (approximately $5 million), improved manufacturing efficiency and absorption, and a more profitable mix (approximately $3 million of business.  The Company also continues to benefit from the cost reduction and avoidance programs announced in the fourth fiscal quarter of 2009.  Gross margin for fiscal 2010’s first quarter was severely impacted by the combination of plant closings for the equivalent of two months at the Company’s European facilities and the closing for one month of the Company’s Racine, Wisconsin manufacturing facilities.  As noted above, the majority of the sales volume increase came at the Company’s domestic manufacturing operation, where the Company’s 8500 series transmission for the oil and gas markets is produced.  The growth in sales of this product was the primary driver of the favorable volume and mix benefits experienced in the quarter.  Partially offsetting the items noted above, total warranty expense increased $0.5 million in the first fiscal quarter, from $1.2 million in fiscal 2010’s first quarter to $1.7 million in fiscal 2011’s first quarter (see Note C of the Notes to the Condensed Consolidated Financial Statements).  The increase in warranty expense can be primarily attributed to an increase in volume.

For the fiscal 2011 first quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 24.1 percent, compared to 27.2 percent for the fiscal 2010 first quarter.  ME&A expenses increased $1,999,000 versus the same period last fiscal year.  The table below summarizes significant changes in certain ME&A expenses for the quarter:

	Three Months Ended		Increase/
$ thousands – (Income)/Expense	Sept. 24, 2010	Sept. 25, 2009	(Decrease)
Stock-Based Compensation	$ 919	$ 94	$ 825
Incentive/Bonus Expense	936	0	936
			1,761
	Foreign Currency Translation		(229)
			1,532
	All Other, Net		467
			$ 1,999

Interest expense of $0.4 million for the quarter was down 29.1% versus last year’s first fiscal quarter.  For both the first quarter of fiscal 2011 and 2010, the interest rate on the Company’s revolving credit facility was 4.0%, which represents the minimum interest rate available on the revolver.  The average balance of the Company’s revolving credit facility decreased nearly 53% and the total interest on the revolver decreased nearly 50% to $0.1 million.  The interest expense on the Company’s $25 million Senior Note decreased 14%, at a fixed rate of 6.05%, to $0.3 million.

Other expense, net of $0.6 million for the quarter was up approximately $0.5 million from the prior year primarily due to exchange losses in the current fiscal year at the Company’s Belgian and Swiss manufacturing operations caused by the weakening of the U.S. Dollar in the first quarter of fiscal 2011.

The effective tax rate for the fiscal 2011 first quarter was 36.6 percent, which is slightly lower than the prior year’s tax rate of 37.7 percent.  The current year rate includes the benefit of the reversal of a $260,000 valuation allowance related to state tax credits due to improved domestic income, which was partially offset by other discrete items in the quarter.  Management anticipates the tax rate for the remainder of the year will remain consistent with the rate experienced in the fiscal 2011 first quarter.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a net deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a net deferred tax asset.  Due to recent operating losses, the Company has evaluated the realizability of the deferred tax assets in all relevant jurisdictions.  This evaluation concluded that it continues to be more likely than not that all net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

Financial Condition, Liquidity and Capital Resources

Comparison between September 24, 2010 and June 30, 2010

As of September 24, 2010, the Company had net working capital of $96.3 million, which represents an increase of $12.2 million, or 14.5%, from the net working capital of $84.1 million as of June 30, 2010.

Cash increased $4.1 million to $23.1 million as of September 24, 2010, versus $19.0 million as of June 30, 2010.  The majority of the cash as of September 24, 2010 are at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $46.9 million were up $3.9 million, or just over 9%, when compared to last fiscal year-end.  The impact of foreign currency translation was to increase accounts receivables by $1.9 million versus June 30, 2010.  The net remaining increase is consistent with the sales volume increase experienced at the end of the quarter at our domestic manufacturing location, as shipping and order activity increased.

Net inventory increased by $4.7 million versus June 30, 2010 to $77.5 million.  The impact of foreign currency translation was to increase net inventory by $3.5 million versus June 30, 2010.  After adjusting for the impact of foreign currency translation, the net increase of $1.2 million primarily came at the Company’s domestic manufacturing location and was driven by increased production volume and order activity.  This was partially offset by lower in transit inventory at the end of the first fiscal quarter compared to the prior fiscal year end.  On a consolidated basis, as of September 24, 2010, the Company’s backlog of orders to be shipped over the next six months approximates $100.0 million, compared to $84.4 million at June 30, 2010 and $62.5 million at September 25, 2009.  The majority of the increase is being experienced at the Company’s domestic manufacturing location.

Net property, plant and equipment (PP&E) increased $1.1 million versus June 30, 2010.  This includes the addition of $1.2 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $2.3 million.  The net remaining increase is due to foreign currency translation effects.  In total, the Company expects to invest between $10 and $15 million in capital assets in fiscal 2011.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2010, the Company spent $4.5 million for capital expenditures, down from $8.9 million and $15.0 million in fiscal years 2009 and 2008, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes at its facilities around the world.

Accounts payable as of September 24, 2010 of $26.9 million were up $3.1 million, or 12.8%, from June 30, 2010.  The impact of foreign currency translation was to increase accounts payable by $0.9 million versus June 30, 2010.  The net remaining increase in accounts payable was consistent with the overall increase in inventory in the quarter as well as the increase in production levels at the Company’s domestic manufacturing operation due to the increase in overall demand for the Company’s oil and gas related products.

Total borrowings and long-term debt as of September 24, 2010 increased by $1.7 million, or roughly 5%, to $32.8 million versus June 30, 2010.  This increase was driven by the overall increase in working capital levels, primarily driven by an increase in inventory and receivables.

Total equity increased $10.4 million, or 12%, to $99.7 million as of September 24, 2010.  Retained earnings increased by $1.9 million.  The net increase in retained earnings included $2.7 million in net earnings for the first fiscal quarter offset by $0.8 million in dividend payments.  Net favorable foreign currency translation of $7.4 million was reported.  The remaining movement of $0.6 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012 and the funded debt to EBITDA maximum was increased from 2.5 to 3.0.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at September 24, 2010, and a maximum total funded debt to EBITDA ratio of 3.0 at September 24, 2010.  As of September 24, 2010, the Company was in compliance with these covenants with a four quarter EBITDA total of $21,419,000 and a funded debt to EBITDA ratio of 1.53.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of September 24, 2010 the minimum equity requirement was $102,766,000 compared to an actual result of $133,678,000 after all required adjustments.  The outstanding balance of $10,700,000 and $9,000,000 at September 24, 2010 and June 30, 2010, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% at September 24, 2010 and June 30, 2010, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $21,428,571 at September 24, 2010 and June 30, 2010, respectively.  Of the outstanding balance, $3,571,000 was classified as a current maturity of long-term debt at September 24, 2010 and June 30, 2010, respectively.  The remaining $17,857,142 is classified as long-term debt.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

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

The Company’s total funded debt as of September 24, 2010 and June 30, 2010 was equal to the total debt reported on the Company’s September 24, 2010 and June 30, 2010 Condensed Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended September 24, 2010:

Four Quarter EBITDA Reconciliation
Net Earnings	$ 5,657,000
Depreciation & Amortization	9,714,000
Interest Expense	2,102,000
Income Taxes	3,946,000
Four Quarter EBITDA	$21,419,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$32,839,000
Divided by: Four Quarter EBITDA	21,419,000
Total Funded Debt to Four Quarter EBITDA	1.53

As of September 24, 2010, the Company was in compliance with all of the covenants described above.  Based on its annual and long range financial plans as well as the recent, significant increase in the Company’s order backlog, the Company does not expect to violate any of its financial covenants in fiscal 2011.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2010 for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $24.3 million of available borrowings on our $35 million revolving loan agreement as of September 24, 2010, and continues to generate enough cash from operations to meet our operating and investing needs.  For the quarter ended September 24, 2010, the Company generated net cash from operating activities of $4.1 million.  As of September 24, 2010, the Company also had cash of $23.1 million, primarily at its overseas operations.  These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2011, the Company expects to contribute $2,206,000 to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2011, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

As of September 24, 2010, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$10,700		$10,700
Long-term debt	$22,139	$3,987	$7,408	$7,142	$3,602
Operating leases	$5,573	$2,694	$2,549	$154	$176
Total obligations	$38,412	$6,681	$20,657	$7,296	$3,778

The table above does not include tax liabilities related to uncertain income tax positions totaling $808,000, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2011 contributions to all defined benefit plans will total $2,206,000.

New Accounting Releases

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

In June 2009, the FASB issued an amendment changing how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  New disclosures will be required regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  This change was effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company) and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued a revision which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” and changes the requirements for derecognizing financial assets, and requires additional disclosures.  This change was effective for the start of the first fiscal year beginning after November 15, 2009 (July 1, 2010 for the Company) and did not have a material impact on the Company’s financial statements.

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

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2010.  There have been no significant changes to those accounting policies subsequent to June 30, 2010.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $35,000,000 revolving loan agreement expiring May 31, 2012, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 24, 2010 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $43,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk - The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $79,000.  These awards were valued based upon the average of the high and low of the Company’s September 24, 2010 stock price of $13.16.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 23% of the Company’s revenues in the three months ended September 24, 2010 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 78% was denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2011 and 2010 was the Euro.  The Company had no outstanding forward exchange contracts at September 24, 2010 or June 30, 2010.

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

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities of the Company sold by the Company during the three months ended September 24, 2010, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2009 – July 30, 2010	0	NA	0	250,000

July 31, 2010 – Aug. 27, 2010	0	NA	0	250,000

Aug. 28, 2010 – Sep. 24, 2010	0	NA	0	250,000

Total	0		0

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 3, 2010	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer