Form 10-Q
period 2011-02-09
TWIN DISC INC
filed 2011-02-09
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2010

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
Yes                                No  √

At January 31, 2011, the registrant had 11,338,694 shares of its common stock outstanding.

Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Unaudited)

	December 31,	June 30,
	2010	2010
Assets
Current assets:
Cash	$26,239	$19,022
Trade accounts receivable, net	42,300	43,014
Inventories, net	87,643	72,799
Deferred income taxes	6,107	5,224
Other	8,554	7,391
Total current assets	170,843	147,450

Property, plant and equipment, net	59,119	58,243
Goodwill, net	17,115	16,440
Deferred income taxes	23,679	24,029
Intangible assets, net	6,362	6,268
Other assets	6,852	6,626

Total assets	$283,970	$259,056

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,974	$3,920
Accounts payable	28,997	23,842
Accrued liabilities	35,289	35,545
Total current liabilities	68,260	63,307

Long-term debt	28,649	27,211
Accrued retirement benefits	71,726	72,833
Deferred income taxes	3,914	3,914
Other long-term	4,588	2,472

Total liabilities	177,137	169,737

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	9,767	10,667
Retained earnings	152,542	147,438
Accumulated other comprehensive loss	(30,783)	(42,048)
	131,526	116,057
Less treasury stock, at cost (1,760,774 and 1,901,242 shares, respectively)	25,560	27,597

Total Twin Disc shareholders' equity	105,966	88,460

Noncontrolling interest	867	859

Total equity	106,833	89,319

Total liabilities and equity	$283,970	$259,056

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands Except Per Share Data, Unaudited)

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 25,	Dec. 31,	Dec. 25,
	2010	2009	2010	2009

Net sales	$75,160	$55,186	$136,555	$102,243
Cost of goods sold	51,403	40,400	92,775	77,710

Gross profit	23,757	14,786	43,780	24,533

Marketing, engineering and administrative expenses	18,639	14,895	33,416	27,673

Earnings (loss) from operations	5,118	(109)	10,364	(3,140)

Interest expense	440	563	879	1,182
Other expense, net	89	137	643	197
	529	700	1,522	1,379

Earnings (loss) before income taxes and noncontrolling interest	4,589	(809)	8,842	(4,519)
Income taxes	529	(300)	2,085	(1,698)

Net earnings (loss)	4,060	(509)	6,757	(2,821)

Less: Net (earnings) loss attributable to noncontrolling interest, net of tax	(26)	19	(67)	(73)

Net earnings (loss) attributable to Twin Disc	$4,034	$(490)	$6,690	$(2,894)

Dividends per share	$0.07	$0.07	$0.14	$0.14

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc common shareholders	$0.36	$(0.04)	$0.59	$(0.26)
Diluted earnings (loss) per share attributable to Twin Disc common shareholders	$0.35	$(0.04)	$0.59	$(0.26)

Weighted average shares outstanding data:
Basic shares outstanding	11,334	11,185	11,291	11,158
Dilutive stock awards	117	-	112	-
Diluted shares outstanding	11,451	11,185	11,403	11,158

Comprehensive income:
Net earnings (loss)	$4,060	$(509)	$6,757	$(2,821)
Adjustment for amortization of net actuarial loss and prior service cost, net of tax	567	470	1,120	917
Foreign currency translation adjustment	2,830	2,987	10,225	5,915
Comprehensive income	7,457	2,948	18,102	4,011
Comprehensive (earnings) loss attributable to noncontrolling interest	(26)	19	(67)	(73)

Comprehensive income attributable to Twin Disc	$7,431	$2,967	$18,035	$3,938

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Unaudited)

	Six Months Ended
	December 31,	December 25,
	2010	2009

Cash flows from operating activities:
Net earnings (loss)	$6,757	$(2,821)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	4,618	4,872
Other non-cash changes, net	3,289	237
Net change in working capital, excluding cash	(6,181)	13,773

Net cash provided by operating activities	8,483	16,061

Cash flows from investing activities:
Acquisitions of fixed assets	(2,915)	(1,664)
Proceeds from sale of fixed assets	53	30
Other, net	(293)	(293)

Net cash used by investing activities	(3,155)	(1,927)

Cash flows from financing activities:
Proceeds from notes payable	19	73
Payments of notes payable	(67)	-
Proceeds from (payments of) long-term debt	1,474	(9,232)
Proceeds from exercise of stock options	107	80
Dividends paid to shareholders	(1,586)	(1,567)
Dividends paid to noncontrolling interest	(139)	(160)
Other	188	(468)

Net cash used by financing activities	(4)	(11,274)

Effect of exchange rate changes on cash	1,893	636

Net change in cash	7,217	3,496

Cash:
Beginning of period	19,022	13,266

End of period	$26,239	$16,762

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

New Accounting Releases

In April 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update providing guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  This update was effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (July 1, 2010 for the Company) and did not have a material impact on the Company’s financial statements.

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	December 31,	June 30,
	2010	2010
Inventories:
Finished parts	$54,578	$47,051
Work in process	12,236	8,998
Raw materials	20,829	16,750

	$87,643	$72,799

C.      Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and six month periods ended December 31, 2010 and December 25, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 25,	Dec. 31,	Dec. 25,
	2010	2009	2010	2009

Reserve balance, beginning of period	$6,782	$7,667	$6,061	$8,028
Current period expense	1,264	1,222	2,971	2,419
Payments or credits to customers	(928)	(1,755)	(2,402)	(3,441)
Translation	(225)	(19)	263	109

Reserve balance, end of period	$6,893	$7,115	$6,893	$7,115

D.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.	Business Segments

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 25,	Dec. 31,	Dec. 25,
	2010	2009	2010	2009

Manufacturing segment sales	$63,527	$46,921	$114,329	$79,659
Distribution segment sales	35,737	23,484	64,281	51,436
Inter/Intra segment elimination - manufacturing	(17,377)	(11,072)	(31,845)	(17,480)
Inter/Intra segment elimination - distribution	(6,727)	(4,147)	(10,210)	(11,372)

Net sales	$75,160	$55,186	$136,555	$102,243

Manufacturing segment earnings (loss)	$7,080	$(222)	$13,533	$(4,396)
Distribution segment earnings	2,802	1,474	4,835	3,741
Corporate and eliminations	(5,293)	(2,061)	(9,526)	(3,864)

Earnings (loss) before income taxes
and noncontrolling interest	$4,589	$(809)	$8,842	$(4,519)

	Dec. 31,	June 30,
Assets	2010	2010

Manufacturing segment assets	$241,507	$217,656
Distribution segment assets	58,918	53,514
Corporate assets and elimination
of inter-company assets	(16,455)	(12,114)

	$283,970	$259,056

F.	Stock-Based Compensation

In the first half of fiscal 2011 and 2010, the Company granted a target number of 98,358 and 91,807 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock unit awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 118,030.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the target level.  The performance stock unit awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock unit awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 110,168.  Based upon actual results to date and the probability of achieving the threshold performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2010 at the threshold level.  Previous to the first quarter of fiscal 2011, the Company was not accruing for the performance stock unit awards granted in fiscal 2010 based upon the low probability of achieving the threshold performance levels.  There were 278,665 and 233,065 unvested stock unit awards outstanding at December 31, 2010 and December 25, 2009, respectively.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and six months ended December 31, 2010, related to the performance stock unit awards, approximated $1,002,000 and $1,463,000, respectively.  There was no compensation expense for the three and six months ended December 25, 2009 due to the low probability of achieving threshold performance levels.

In the first half of fiscal 2011 and 2010, the Company granted a target number of 72,546 and 74,173 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 87,055.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the target level.  The performance stock awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 89,008.  Based upon actual results to date and the probability of achieving the threshold performance levels, the Company is accruing the performance stock awards granted in fiscal 2010 at the threshold level.  Previous to the first quarter of fiscal 2011, the Company was not accruing for the performance stock awards granted in fiscal 2010 based upon the low probability of achieving the threshold performance levels.  There were 213,219 and 177,983 unvested stock awards outstanding at December 31, 2010 and December 25, 2009, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and six months ended December 31, 2010, related to performance stock awards, approximated $126,000 and $391,000, respectively.  There was no compensation expense for the three and six months ended December 25, 2009 due to the low probability of achieving threshold performance levels.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 3 years.  During the first half of fiscal 2011 and 2010, the Company granted 115,265 and 109,123 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 233,691 and 126,423 unvested shares outstanding at December 31, 2010 and December 25, 2009, respectively.  The compensation expense for the three and six months ended December 31, 2010, related to these service-based awards approximated $259,000 and $452,000, respectively. The compensation expense for the three and six months ended December 25, 2009, related to these service-based awards approximated $96,000 and $220,000, respectively.

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

	Three Months Ended		Six Months Ended
	Dec. 31,	Dec. 25,	Dec. 31,	Dec. 25,
	2010	2009	2010	2009

Pension Benefits:
Service cost	$46	$73	$84	$135
Interest cost	1,565	1,832	3,121	3,647
Expected return on plan assets	(1,524)	(1,526)	(3,037)	(3,033)
Amortization of prior service cost	-	4	-	6
Amortization of transition obligation	-	20	-	33
Amortization of net loss	783	657	1,567	1,313
Net periodic benefit cost	$870	$1,060	$1,735	$2,101

Postretirement Benefits:
Service cost	$8	$7	$16	$14
Interest cost	274	336	548	673
Amortization of net actuarial loss	112	46	223	91
Net periodic benefit cost	$394	$389	$787	$778

The Company expects to contribute at least $2,206,000 to its pension plans in fiscal 2011, the minimum required.  As of December 31, 2010, $1,199,000 in contributions have been made.

H.	Income Taxes

The effective tax rate for the first six months of fiscal 2011 is 23.6 percent (11.5 percent for the fiscal 2011 second quarter), which is significantly lower than the prior year’s 37.6 percent (37.1 percent for the fiscal 2010 second quarter).  The second quarter and year to date rate includes a $794,000 benefit due to a favorable adjustment to domestic net deferred tax assets resulting from the increase in the estimated tax rate from 34 percent to 35 percent.  The second quarter and year to date rate also includes the favorable impact of the reinstatement of the R&D credit ($123,000), which was passed into law during the fiscal 2011 second quarter.  The increase in the estimated tax rate in the second quarter was necessitated by the Company’s continued strong results at its domestic manufacturing operations, the location that produces the 8500 series oilfield transmission.

The Company has approximately $928,000 of unrecognized tax benefits, excluding related interest and penalties, as of December 31, 2010, which, if recognized, would favorably impact the effective tax rate.  The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months.

Total unrecognized tax benefits increased in the second quarter due to uncertainties related to the benefits associated with the reinstatement of the extension for the R&D tax credit in the current quarter.  There was no change in the total unrecognized tax benefits due to the settlement of audits or the expiration of statutes of limitations during the quarter ended December 31, 2010.

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

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions including the first half of the fiscal year, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions (approximately $2,219,000 at December 31, 2010).  This evaluation concluded that it continues to be more likely than not that the net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

Due to current year operating income from domestic operations, the Company concluded that it is more likely than not that all state tax credits will be fully realized before they expire.  Therefore the valuation allowance of $260,000 was reversed during the quarter ended September 24, 2010.  The Company will continue to evaluate the realization of state tax credits before expiration.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2010, total accrued interest and penalties with respect to income taxes was approximately $112,000 that would favorably affect the effective tax rate if recognized.

I.      Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the six months ended December 31, 2010 were as follows (in thousands):

Balance at June 30, 2010	$16,440
Translation adjustment	675

Balance at December 31, 2010	$17,115

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of December 31, 2010 and June 30, 2010 were as follows (in thousands):

	December 31,	June 30,
	2010	2010
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(7,381)	(6,980)
Translation adjustment	535	211

Total	$4,210	$4,287

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $202,000 and $401,000 for the three and six months ended December 31, 2010, respectively, and $210,000 and $409,000 for the three and six months ended December 25, 2009, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2011 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2011	$387
2012	774
2013	724
2014	724
2015	427
2016	285

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 31, 2010 and June 30, 2010 are $2,152,000 and $1,981,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at December 31, 2010 and June 30, 2010 consisted of the following (in thousands):

	December 31,	June 30,
	2010	2010

Revolving loan	$10,525	$9,000
10-year unsecured senior notes	21,429	21,429
Other	669	702
Subtotal	32,623	31,131
Less: current maturities and short-term borrowings	(3,974)	(3,920)
Total long-term debt	$28,649	$27,211

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of December 31, 2010, the Company was in compliance with these covenants.  Based on its current projections, including the Company’s results in the first six months of fiscal 2011, the Company believes it will generate sufficient earnings EBITDA levels throughout fiscal 2011 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (1.02% and 1.00% for December 31, 2010 and June 30, 2010, respectively), plus the current add-on related to the revolving loan agreement (2.25% and 3.00% for December 31, 2010 and June 30, 2010, respectively).   The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $23,219,000 and $22,977,000 at December 31, 2010 and June 30, 2010, respectively.  The Company’s revolving loan agreement approximates fair value at December 31, 2010 and June 30, 2010.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  The Company purchased no shares of its outstanding Common Stock in fiscal 2010 or the first half of fiscal 2011.

The following is a reconciliation of the Company’s equity balances for the first fiscal six months of 2010 and 2011 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2009	$13,205	$149,974	($25,935)	($30,256)	$837	$107,825
Net (loss) income		(2,894)			73	(2,821)
Translation adjustments			5,843		72	5,915
Benefit plan adjustments, net of tax			917			917
Cash dividends		(1,567)			(160)	(1,727)
Compensation expense and
windfall tax benefits	66					66
Shares (acquired) issued, net	(2,803)			2,566		(237)
Balance-December 25, 2009	$10,468	$145,513	($19,175)	($27,690)	$822	$109,938

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2010	$10,667	$147,438	($42,048)	($27,597)	$859	$89,319
Net income		6,690			67	6,757
Translation adjustments			10,145		80	10,225
Benefit plan adjustments, net of tax			1,120			1,120
Cash dividends		(1,586)			(139)	(1,725)
Compensation expense and
windfall tax benefits	1,030					1,030
Shares (acquired) issued, net	(1,930)			2,037		107
Balance-December 31, 2010	$9,767	$152,542	($30,783)	($25,560)	$867	$106,833

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

Results of Operations

(In thousands)
	Three Months Ended				Six Months Ended
	December 31,		December 25,		December 31,		December 25,
	2010	%	2009	%	2010	%	2009	%

Net sales	$75,160		$55,186		$136,555		$102,243
Cost of goods sold	51,403		40,400		92,775		77,710

Gross profit	23,757	31.6%	14,786	26.8%	43,780	32.1%	24,533	24.0%

Marketing, engineering and
administrative expenses	18,639	24.8	14,895	27.0	33,416	24.5	27,673	27.1

Earnings from operations	$5,118	6.8	$(109)	(0.2)	$10,364	7.6	$(3,140)	(3.1)

Comparison of the Second Quarter of FY 2011 with the Second Quarter of FY 2010

Net sales for the second quarter increased 36.2%, or $20.0 million, to $75.2 million from $55.2 million in the same period a year ago.  Compared to the second quarter of fiscal 2010, on average, the Euro weakened and Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $0.5 million versus the prior year, before eliminations.  The increase in sales for the fiscal 2011 second quarter was primarily the result of growing demand from customers in the oil and gas market.  Stable demand continues from the airport, rescue and fire fighting (ARFF), land- and marine-based military and commercial marine markets.  Shipments to the mega yacht market remained weak during the fiscal 2011 second quarter.

Sales at our manufacturing segment were up 35.4% versus the same period last year.  Compared to the second quarter of fiscal 2010, on average, the Euro weakened against the U.S. Dollar.  The net translation effect of this on foreign manufacturing operations was to decrease revenues for the manufacturing segment by approximately $1.2 million versus the prior year, before eliminations.  In the current fiscal year’s second quarter, our domestic manufacturing operation saw the largest growth, with a nearly 60% increase in sales versus the second fiscal quarter of 2010.  The primary driver for this increase was the sale of transmissions and related products for the oil and gas markets as well as increased aftermarket shipments.  The Company’s Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets, experienced modest increases compared to the prior fiscal year’s second quarter.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the Global mega yacht market, saw an 8% decline in sales versus the prior fiscal year’s second quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 14% decrease in sales, primarily due to timing of shipments to the patrol boat and mega yacht markets.

Our distribution segment, buoyed by continued growth in Asia and the North American oil and gas markets, experienced an increase of 52% in sales compared to the second quarter of fiscal 2010.  Compared to the second quarter of fiscal 2010, on average, the Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $1.7 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  This operation saw an over 11% increase in sales versus the same period a year ago, and set a new sales record for its second fiscal quarter.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced significant growth in sales due to continued strength in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a 5% decrease in sales due to continued weakness in the global mega yacht market.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of nearly 70%, due to improved market conditions, including sales of component parts for the Company’s new Express Joystick System®.

The elimination for net inter/intra segment sales increased $8.9 million, including an unfavorable exchange impact of $1.0 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased nearly 480 basis points to 31.6% of sales, compared to 26.8% of sales for the same period last year.  Gross profit for fiscal 2011’s second quarter was significantly impacted by higher sales volumes (approximately $8.8 million) and a more profitable mix related to the Company’s oil and gas transmission business (approximately $1.6 million), offset by costs associated with reinstating the Company’s hourly incentive plan, and unfavorable geographic and other product mix.  The Company also continues to benefit from the cost reduction and avoidance programs announced in the fourth fiscal quarter of 2009.  As noted above, the majority of the sales volume increase came at the Company’s domestic manufacturing operation, where the Company’s 8500 series transmission for the oil and gas markets is produced.  The growth in sales of this product was the primary driver of the favorable volume and mix benefits experienced in the quarter.  Also favorably impacting gross profit as a percentage of sales, total warranty expense remained relatively flat at $1.3 million in fiscal 2011’s second quarter, despite a 36.2% increase in sales year-over-year.

For the fiscal 2011 second quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 24.8 percent, compared to 27.0 percent for the fiscal 2010 second quarter.  ME&A expenses increased $3.7 million versus the same period last fiscal year.  The table below summarizes significant changes in certain ME&A expenses for the quarter:

	Three Months Ended		Increase/
$ thousands – (Income)/Expense	Dec. 31, 2010	Dec. 25, 2009	(Decrease)
Stock-Based Compensation	$ 1,388	$ 168	$ 1,220
Domestic Incentive/Bonus Exp.	964	0	964
			2,184
	Foreign Currency Translation		(160)
			2,024
	All Other, Net		1,720
			$ 3,744

The net remaining increase in ME&A expenses of $1.7 million was primarily driven by higher salary and benefit costs, increased travel, higher project related expenses and a continued emphasis on the Company’s product development program.

Interest expense of $0.4 million for the quarter was down 21.8% versus last year’s second fiscal quarter.  For both the second quarter of fiscal 2011 and 2010, the interest rate on the Company’s revolving credit facility was 4.0%, which represents the minimum interest rate available on the revolver.  The average balance of the Company’s revolving credit facility decreased nearly 40% and the total interest on the revolver decreased over 30% to $0.1 million.  The interest expense on the Company’s $25 million Senior Note decreased 14%, at a fixed rate of 6.05%, to $0.3 million.

The effective tax rate for the first six months of fiscal 2011 is 23.6 percent (11.5 percent for the fiscal 2011 second quarter), which is significantly lower than the prior year’s 37.6 percent (37.1 percent for the fiscal 2010 second quarter).  The second quarter and year to date rate includes a $794,000 benefit due to a favorable adjustment to domestic net deferred tax assets resulting from the increase in the estimated tax rate from 34 percent to 35 percent.  The second quarter and year to date rate also includes the favorable impact of the reinstatement of the R&D credit ($123,000), which was passed into law during the fiscal 2011 second quarter.  The increase in the estimated tax rate in the second quarter was necessitated by the Company’s continued strong results at its domestic manufacturing operations, the location that produces the 8500 series oilfield transmission.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions including the first half of the fiscal year, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions (approximately $2,219,000 at December 31, 2010).  This evaluation concluded that it continues to be more likely than not that the net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

Comparison of the First Six Months of FY 2011 with the First Six Months of FY 2010

Net sales for the first six months of fiscal 2011 increased 33.6%, or $34.4 million, to $136.6 million from $102.2 million in the same period a year ago.  Compared to the first six months of fiscal 2010, on average, the Euro weakened and Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $1.4 million versus the prior year, before eliminations.  The increase in sales for the fiscal 2011 first half was primarily the result of growing demand from customers in the oil and gas market.  Stable demand continues from the airport, rescue and fire fighting (ARFF), land- and marine-based military and commercial marine markets.  Shipments to the mega yacht market remained weak during the fiscal 2011 first half.

Sales at our manufacturing segment were up 43.5% versus the same period last year.  Compared to the first six months of fiscal 2010, on average, the Euro weakened again the U.S. Dollar.  The net translation effect of this on foreign manufacturing operations was to decrease revenues for the manufacturing segment by approximately $2.3 million versus the prior year, before eliminations.  In the current fiscal year’s first six months, our domestic manufacturing operation saw the largest growth, with a 74% increase in sales versus the first six months of fiscal 2010.  The primary driver for this increase was the sale of transmissions and related products for the oil and gas markets as well as increased aftermarket shipments.  The Company’s Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets, experienced modest increases compared to the prior fiscal year’s first six months.  The Company’s Belgian manufacturing operation which also continued to be adversely impacted by the softness in the Global mega yacht market saw a 4% decline in sales versus the prior fiscal year’s first six months.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 2% decrease in sales, primarily due to timing of shipments to the patrol boat and mega yacht markets in the second fiscal quarter.

Our distribution segment, buoyed by continued growth in Asia and the North American oil and gas markets, experienced an increase of 25% in sales compared to the first six months of fiscal 2010.  Compared to the first six months of fiscal 2010, on average, the Asian currencies strengthened again the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $2.8 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  This operation saw an 11% increase in sales versus the same period a year ago, and set a new sales record for its first six months.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a more than tripling of its sales due to continued strength in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a decrease in sales of 10% due to continued weakness in the global mega yacht market.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of over 18%, due to improving market conditions, including sales of components parts for the Company’s new Express Joystick System® that were shipped in the second quarter of fiscal 2011.

The elimination for net inter/intra segment sales increased $13.2 million, including an unfavorable exchange movement of $1.9 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased nearly 810 basis points to 32.1% of sales, compared to 24.0% of sales for the same period last year.  Gross profit for fiscal 2011’s first six months was significantly impacted by higher sales volumes (approximately $14.0 million) and a more profitable mix related to the Company’s oil and gas transmission business (approximately $4.0 million).  The Company also continues to benefit from the cost reduction and avoidance programs announced in the fourth fiscal quarter of 2009.  As noted above, the majority of the sales volume increase came at the Company’s domestic manufacturing operation, where the Company’s 8500 series transmission for the oil and gas markets is produced.  The growth in sales of this product was the primary driver of the favorable volume and mix benefits experienced in the first six months.  Also favorably impacting gross profit as a percentage of sales, total warranty expense increased $0.6 million, or 23%, to $3.0 million in the first six months of fiscal 2011 compared to the same period a year ago, despite a 36.2% increase in sales year-over-year.

For the first six months of fiscal 2011, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 24.5 percent, compared to 27.1 percent for the first six months of fiscal 2010.  ME&A expenses increased $5.7 million versus the same period last fiscal year.  The table below summarizes significant changes in certain ME&A expenses for the quarter:

	Six Months Ended		Increase/
$ thousands – (Income)/Expense	Dec. 31, 2010	Dec. 25, 2009	(Decrease)
Stock-Based Compensation	$ 2,306	$ 262	$ 2,044
Domestic Incentive/Bonus Exp.	1,900	0	1,900
			3,944
	Foreign Currency Translation		(389)
			3,555
	All Other, Net		2,188
			$ 5,743

The net remaining increase in ME&A expenses of $2.2 million was primarily driven by higher salary and benefit costs, increased travel, higher project related expenses and a continued emphasis on the Company’s product development program.

Interest expense of $0.9 million for the first six months was down 25.6% versus last fiscal year’s first six months.  For both the first six months of fiscal 2011 and 2010, the interest rate on the Company’s revolving credit facility was 4.0%, which represents the minimum interest rate available on the revolver.  The average balance of the Company’s revolving credit facility decreased nearly 47% and the total interest on the revolver decreased over 40% to $0.2 million.  The interest expense on the Company’s $25 million Senior Note decreased 14%, at a fixed rate of 6.05%, to $0.6 million.

The effective tax rate for the first six months of fiscal 2011 is 23.6 percent (11.5 percent for the fiscal 2011 second quarter), which is significantly lower than the prior year’s 37.6 percent (37.1 percent for the fiscal 2010 second quarter).  The second quarter and year to date rate includes a $794,000 benefit due to a favorable adjustment to domestic net deferred tax assets resulting from the increase in the estimated tax rate from 34 percent to 35 percent.  The second quarter and year to date rate also includes the favorable impact of the reinstatement of the R&D credit ($123,000), which was passed into law during the fiscal 2011 second quarter.  The increase in the estimated tax rate in the second quarter was necessitated by the Company’s continued strong results at its domestic manufacturing operations, the location that produces the 8500 series oilfield transmission.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions including the first half of the fiscal year, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions (approximately $2,219,000 at December 31, 2010).  This evaluation concluded that it continues to be more likely than not that the net deferred tax assets will be realized, and no valuation allowance is warranted.  The Company will continue to evaluate the realizability of its net deferred tax assets in the future, and will establish a valuation allowance in the event that it becomes more likely than not that all or a portion of a net deferred tax asset will not be realized.

Financial Condition, Liquidity and Capital Resources

Comparison between December 31, 2010 and June 30, 2010

As of December 31, 2010, the Company had net working capital of $102.6 million, which represents an increase of $18.5 million, or 21.9%, from the net working capital of $84.1 million as of June 30, 2010.  The primary driver of the net increase in net working capital was a $14.8 million, or 20.4%, increase in inventories.

Cash increased $7.2 million to $26.2 million as of December 31, 2010, versus $19.0 million as of June 30, 2010.  The majority of the cash as of December 31, 2010 is at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $42.3 million were down $0.7 million, or just under 2%, when compared to last fiscal year-end.  The impact of foreign currency translation was to increase accounts receivables by $2.4 million versus June 30, 2010.  Adjusted for the impact of foreign currency movements, the net remaining decrease is consistent with the sales volume shift across the Company’s global operations and management’s continued focus on monitoring customer receivables.

Net inventory increased by $14.8 million versus June 30, 2010 to $87.6 million.  The impact of foreign currency translation was to increase net inventory by $4.8 million versus June 30, 2010.  After adjusting for the impact of foreign currency translation, the net increase of $9.9 million primarily came at the Company’s domestic manufacturing and Canadian distribution operations and was driven by increased production volume and order activity due to the increase in overall demand for the Company’s oil and gas related products.  On a consolidated basis, as of December 31, 2010, the Company’s backlog of orders to be shipped over the next six months approximates $118.8 million, compared to $84.4 million at June 30, 2010 and $70.0 million at December 25, 2009.  The majority of the increase is being experienced at the Company’s domestic manufacturing location.

Net property, plant and equipment (PP&E) increased $0.9 million versus June 30, 2010.  This includes the addition of $2.9 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $4.2 million.  The net remaining increase is due to foreign currency translation effects.  In total, the Company expects to invest between $14 and $16 million in capital assets in fiscal 2011.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2010, the Company spent $4.5 million for capital expenditures, down from $8.9 million and $15.0 million in fiscal years 2009 and 2008, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes at its facilities around the world.

Accounts payable as of December 31, 2010 of $29.0 million were up $5.1 million, or 21.6%, from June 30, 2010.  The impact of foreign currency translation was to increase accounts payable by $1.7 million versus June 30, 2010.  The net remaining increase in accounts payable was consistent with the overall increase in inventory in the quarter as well as the increase in production levels at the Company’s domestic manufacturing operation due to the increase in overall demand for the Company’s oil and gas related products.

Total borrowings and long-term debt as of December 31, 2010 increased by $1.5 million, or roughly 5%, to $32.6 million versus June 30, 2010.  This net increase was driven by the overall increase in working capital levels, primarily driven by an increase in inventory, partially offset by cash provided by operating activities.

Total equity increased $17.5 million, or 20%, to $106.8 million as of December 31, 2010.  Retained earnings increased by $5.1 million.  The net increase in retained earnings included $6.7 million in net earnings for the first fiscal half offset by $1.6 million in dividend payments.  Net favorable foreign currency translation of $10.2 million was reported.  The remaining movement of $1.1 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012 and the funded debt to EBITDA maximum was increased from 2.5 to 3.0.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at December 31, 2010, and a maximum total funded debt to EBITDA ratio of 3.0 at December 31, 2010.  As of December 31, 2010, the Company was in compliance with these covenants with a four quarter EBITDA total of $26,498,000 and a funded debt to EBITDA ratio of 1.23.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of December 31, 2010, the minimum equity requirement was $104,178,000 (after a $34,000,000 pension adjustment) compared to an actual result of $139,966,000 after all required adjustments.  The outstanding balance of $10,525,000 and $9,000,000 at December 31, 2010 and June 30, 2010, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% at December 31, 2010 and June 30, 2010.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $21,428,571 at December 31, 2010 and June 30, 2010.  Of the outstanding balance, $3,571,000 was classified as a current maturity of long-term debt at December 31, 2010 and June 30, 2010.  The remaining $17,857,142 is classified as long-term debt.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

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

The Company’s total funded debt as of December 31, 2010 and June 30, 2010 was equal to the total debt reported on the Company’s December 31, 2010 and June 30, 2010 Condensed Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended December 31, 2010:

Four Quarter EBITDA Reconciliation
Net Earnings	$10,181,000
Depreciation & Amortization	9,563,000
Interest Expense	1,979,000
Income Taxes	4,775,000
Four Quarter EBITDA	$26,498,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$32,623,000
Divided by: Four Quarter EBITDA	26,498,000
Total Funded Debt to Four Quarter EBITDA	1.23

As of December 31, 2010, the Company was in compliance with all of the covenants described above.  Based on its annual and long range financial plans as well as the recent, significant increase in the Company’s order backlog, the Company does not expect to violate any of its financial covenants in fiscal 2011 and 2012.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2010 for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $24.5 million of available borrowings on our $35 million revolving loan agreement as of December 31, 2010, and continues to generate enough cash from operations to meet our operating and investing needs.  For the six months ended December 31, 2010, the Company generated net cash from operating activities of $8.5 million.  As of December 31, 2010, the Company also had cash of $26.2 million, primarily at its overseas operations.  These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2011, the Company expects to contribute $2,206,000 to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2011, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

As of December 31, 2010, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$10,525		$10,525
Long-term debt	$22,098	$3,974	$7,381	$7,142	$3,601
Operating leases	$5,573	$2,694	$2,549	$154	$176
Total obligations	$38,196	$6,668	$20,455	$7,296	$3,777

The table above does not include tax liabilities related to uncertain income tax positions totaling $928,000, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2011 contributions to all defined benefit plans will total $2,206,000, the minimum contributions required.

New Accounting Releases

In April 2010, the Financial Accounting Standards Board (“FASB”) issued a standards update providing guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  This update was effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (July 1, 2010 for the Company) and did not have a material impact on the Company’s financial statements.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $35,000,000 revolving loan agreement expiring May 31, 2012, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 31, 2010 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $42,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk - The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $50,000 as of December 31, 2010.  These awards were valued based upon the average of the high and low of the Company’s December 31, 2010 stock price of $29.43.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 24% of the Company’s revenues in the six months ended December 31, 2010 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 80% was denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2011 and 2010 was the Euro.  The Company had no outstanding forward exchange contracts at December 31, 2010 or June 30, 2010.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

There were no securities of the Company sold by the Company during the six months ended December 31, 2010, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sep. 25, 2010 – Oct. 29, 2010	0	NA	0	250,000

Oct. 30, 2010 – Nov. 26, 2010	0	NA	0	250,000

Nov. 27, 2010 – Dec. 31, 2010	0	NA	0	250,000

Total	0		0

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 9, 2011	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer