Form 10-Q
period 2011-05-04
TWIN DISC INC
filed 2011-05-04
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 25, 2011

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
Yes                                No  √

At April 29, 2011, the registrant had 11,355,894 shares of its common stock outstanding.

Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)
	March 25,	June 30,
	2011	2010
Assets
Current assets:
Cash	$18,499	$19,022
Trade accounts receivable, net	55,416	43,014
Inventories, net	93,311	72,799
Deferred income taxes	6,212	5,224
Other	9,275	7,391
Total current assets	182,713	147,450

Property, plant and equipment, net	59,396	58,243
Goodwill, net	17,476	16,440
Deferred income taxes	21,868	24,029
Intangible assets, net	6,400	6,268
Other assets	6,774	6,626

Total assets	$294,627	$259,056

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,973	$3,920
Accounts payable	32,238	23,842
Accrued liabilities	35,336	35,545
Total current liabilities	71,547	63,307

Long-term debt	26,831	27,211
Accrued retirement benefits	70,857	72,833
Deferred income taxes	4,225	3,914
Other long-term	5,054	2,472

Total liabilities	178,514	169,737

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	10,170	10,667
Retained earnings	156,182	147,438
Accumulated other comprehensive loss	(25,722)	(42,048)
	140,630	116,057
Less treasury stock, at cost (1,750,774 and 1,901,242 shares, respectively)	25,415	27,597

Total Twin Disc shareholders' equity	115,215	88,460

Noncontrolling interest	898	859

Total equity	116,113	89,319

Total liabilities and equity	$294,627	$259,056

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 25,	Mar. 26,	Mar. 25,	Mar. 26,
	2011	2010	2011	2010

Net sales	$76,471	$60,977	$213,026	$163,220
Cost of goods sold	48,689	44,472	141,464	122,182

Gross profit	27,782	16,505	71,562	41,038

Marketing, engineering and administrative expenses	17,054	14,555	50,470	42,228

Earnings (loss) from operations	10,728	1,950	21,092	(1,190)

Interest expense	430	639	1,309	1,821
Other expense (income), net	193	(433)	836	(236)
	623	206	2,145	1,585

Earnings (loss) before income taxes and noncontrolling interest	10,105	1,744	18,947	(2,775)
Income taxes	5,563	244	7,648	(1,454)

Net earnings (loss)	4,542	1,500	11,299	(1,321)

Less: Net loss (earnings) attributable to noncontrolling interest, net of tax	6	(49)	(61)	(122)

Net earnings (loss) attributable to Twin Disc	$4,548	$1,451	$11,238	$(1,443)

Dividends per share	$0.08	$0.07	$0.22	$0.21

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc common shareholders	$0.40	$0.13	$0.99	$(0.13)
Diluted earnings (loss) per share attributable to Twin Disc common shareholders	$0.40	$0.13	$0.98	$(0.13)

Weighted average shares outstanding data:
Basic shares outstanding	11,344	11,065	11,308	11,062
Dilutive stock awards	130	85	117	-
Diluted shares outstanding	11,474	11,150	11,425	11,062

Comprehensive income (loss):
Net earnings (loss)	$4,542	$1,500	$11,299	$(1,321)
Adjustment for amortization of net actuarial loss and prior service cost, net of tax	545	488	1,665	1,405
Foreign currency translation adjustment	4,551	(7,124)	14,776	(1,209)
Comprehensive income (loss)	9,638	(5,136)	27,740	(1,125)
Comprehensive loss (income) attributable to noncontrolling interest	6	(49)	(61)	(122)

Comprehensive income (loss) attributable to Twin Disc	$9,644	$(5,185)	$27,679	$(1,247)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 25,	March 26,
	2011	2010

Cash flows from operating activities:
Net earnings (loss)	$11,299	$(1,321)
Adjustments to reconcile net earnings (loss) to
net cash provided by operating activities:
Depreciation and amortization	6,983	7,338
Other non-cash changes, net	5,537	270
Net change in working capital, excluding cash	(19,753)	16,827

Net cash provided by operating activities	4,066	23,114

Cash flows from investing activities:
Acquisitions of fixed assets	(4,099)	(2,791)
Proceeds from sale of fixed assets	58	30
Other, net	(293)	(293)

Net cash used by investing activities	(4,334)	(3,054)

Cash flows from financing activities:
Proceeds from notes payable	19	89
Payments of notes payable	(82)	(531)
Payments of long-term debt	(352)	(15,244)
Proceeds from exercise of stock options	203	80
Dividends paid to shareholders	(2,494)	(2,352)
Dividends paid to noncontrolling interest	(137)	(160)
Other	223	(466)

Net cash used by financing activities	(2,620)	(18,584)

Effect of exchange rate changes on cash	2,365	(209)

Net change in cash	(523)	1,267

Cash:
Beginning of period	19,022	13,266

End of period	$18,499	$14,533

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	March 25,	June 30,
	2011	2010
Inventories:
Finished parts	$54,549	$47,051
Work in process	16,306	8,998
Raw materials	22,456	16,750

	$93,311	$72,799

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and nine month periods ended March 25, 2011 and March 26, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 25,	Mar. 26,	Mar. 25,	Mar. 26,
	2011	2010	2011	2010

Reserve balance, beginning of period	$6,893	$7,115	$6,061	$8,028
Current period expense	291	414	3,262	2,833
Payments or credits to customers	(1,306)	(819)	(3,708)	(4,260)
Translation	130	(238)	393	(129)

Reserve balance, end of period	$6,008	$6,472	$6,008	$6,472

D.	Contingencies

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

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 25,	Mar. 26,	Mar. 25,	Mar. 26,
	2011	2010	2011	2010

Manufacturing segment sales	$67,253	$50,249	$181,582	$129,908
Distribution segment sales	29,195	24,165	93,476	75,601
Inter/Intra segment elimination - manufacturing	(17,179)	(10,338)	(49,024)	(27,818)
Inter/Intra segment elimination - distribution	(2,798)	(3,099)	(13,008)	(14,471)

Net sales	$76,471	$60,977	$213,026	$163,220

Manufacturing segment earnings (loss)	$11,844	$1,861	$25,377	$(2,535)
Distribution segment earnings	2,286	1,939	7,121	5,680
Corporate and eliminations	(4,025)	(2,056)	(13,551)	(5,920)

Earnings (loss) before income taxes
and noncontrolling interest	$10,105	$1,744	$18,947	$(2,775)

	Mar. 25,	June 30,
Assets	2011	2010

Manufacturing segment assets	$256,913	$217,656
Distribution segment assets	55,279	53,514
Corporate assets and elimination
of inter-company assets	(17,565)	(12,114)

	$294,627	$259,056

F.	Stock-Based Compensation

In the first nine months of fiscal 2011 and 2010, the Company granted a target number of 98,358 and 91,807 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock unit awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 118,030.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the target level.  The performance stock unit awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock unit awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 110,168.  Based upon actual results to date and the probability of achieving the threshold performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2010 at the threshold level.  Previous to the first quarter of fiscal 2011, the Company was not accruing for the performance stock unit awards granted in fiscal 2010 based upon the low probability of achieving the threshold performance levels.  There were 278,665 and 233,065 unvested stock unit awards outstanding at March 25, 2011 and March 26, 2010, respectively.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and nine months ended March 25, 2011, related to the performance stock unit awards, approximated $567,000 and $2,030,000, respectively.  There was no compensation expense for the three and nine months ended March 26, 2010 due to the low probability of achieving threshold performance levels.

In the first nine months of fiscal 2011 and 2010, the Company granted a target number of 72,546 and 74,173 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 87,055.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the target level.  The performance stock awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 89,008.  Based upon actual results to date and the probability of achieving the threshold performance levels, the Company is accruing the performance stock awards granted in fiscal 2010 at the threshold level.  Previous to the first quarter of fiscal 2011, the Company was not accruing for the performance stock awards granted in fiscal 2010 based upon the low probability of achieving the threshold performance levels.  There were 213,219 and 177,983 unvested stock awards outstanding at March 25, 2011 and March 26, 2010, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and nine months ended March 25, 2011, related to performance stock awards, approximated $126,000 and $517,000, respectively.  There was no compensation expense for the three and nine months ended March 26, 2010 due to the low probability of achieving threshold performance levels.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  In the first nine months of fiscal 2011 and 2010, the Company granted 119,268 and 109,123 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 237,691 and 126,423 unvested shares outstanding at March 25, 2011 and March 26, 2010, respectively.  The compensation expense for the three and nine months ended March 25, 2011, related to these service-based awards approximated $289,000 and $741,000, respectively.  The compensation expense for the three and nine months ended March 26, 2010, related to these service-based awards approximated $121,000 and $341,000, respectively.

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

	Three Months Ended		Nine Months Ended
	Mar. 25,	Mar. 26,	Mar. 25,	Mar. 26,
	2011	2010	2011	2010

Pension Benefits:
Service cost	$46	$70	$130	$205
Interest cost	1,566	1,829	4,687	5,476
Expected return on plan assets	(1,525)	(1,521)	(4,562)	(4,554)
Amortization of prior service cost	-	3	-	9
Amortization of transition obligation	-	18	-	51
Amortization of net loss	783	656	2,350	1,969
Net periodic benefit cost	$870	$1,055	$2,605	$3,156

Postretirement Benefits:
Service cost	$8	$7	$24	$21
Interest cost	274	336	822	1,010
Amortization of net actuarial loss	111	46	334	136
Net periodic benefit cost	$393	$389	$1,180	$1,167

The Company expects to contribute approximately $9,503,000 to its pension plans in fiscal 2011, which includes a discretionary contribution of $7,200,000 that was made at the beginning of the fourth fiscal quarter.  As of March 25, 2011, $1,668,000 in contributions have been made.

H.	Income Taxes

The effective tax rate for the first nine months of fiscal 2011 is 40.4 percent (55.1 percent for the fiscal 2011 third quarter), which is significantly lower than the prior year’s 52.4 percent (14.0 percent for the fiscal 2010 third quarter).  The fiscal 2011 year to date rate includes a $794,000 benefit due to a favorable adjustment to domestic net deferred tax assets resulting from the increase in the estimated tax rate from 34 percent to 35 percent in the second fiscal quarter.  The fiscal 2011 year to date rate also includes the favorable impact of the reinstatement of the R&D credit ($147,000), which was passed into law during the fiscal 2011 second quarter.  The increase in the estimated tax rate was necessitated by the Company’s continued strong results at its domestic manufacturing operations, the location that produces the 8500 series oilfield transmission.  The fiscal 2011 third quarter and year to date rate also include the recording of a valuation allowance of approximately $2,400,000 at one of the Company’s foreign jurisdictions.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions including the first nine months of the fiscal year, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance was necessary.

Due to current year operating income from domestic operations, the Company concluded that it is more likely than not that all state tax credits will be fully realized before they expire.  Therefore the valuation allowance of $260,000 was reversed during the quarter ended September 24, 2010.  The Company will continue to evaluate the realization of state tax credits before expiration.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of March 25, 2011, total accrued interest and penalties with respect to income taxes was approximately $142,000 that would favorably affect the effective tax rate if recognized.

The Company has approximately $941,000 of unrecognized tax benefits, excluding related interest and penalties, as of March 25, 2011, which, if recognized, would favorably impact the effective tax rate. The Company does not anticipate that the net amount of unrecognized tax benefits will change significantly during the next twelve months.

There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended March 25, 2011.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2006 through 2010 for the major operations in the U.S., Italy, Belgium, and Japan.  The U.S. Internal Revenue Service is currently auditing the consolidated income tax return for fiscal 2003 through 2007.  Other audits currently underway include those in Italy and Canada.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2011.

I.      Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the nine months ended March 25, 2011 were as follows (in thousands):

Balance at June 30, 2010	$16,440
Translation adjustment	1,036

Balance at March 25, 2011	$17,476

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of March 25, 2011 and June 30, 2010 were as follows (in thousands):

	March 25,	June 30,
	2011	2010
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(7,562)	(6,980)
Translation adjustment	663	211

Total	$4,157	$4,287

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $182,000 and $583,000 for the three and nine months ended March 25, 2011, respectively, and $199,000 and $608,000 for the three and nine months ended March 26, 2010, respectively. Estimated intangible amortization expense for the remainder of fiscal 2011 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2011	$217
2012	808
2013	754
2014	754
2015	440
2016	293

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 25, 2011 and June 30, 2010 are $2,243,000 and $1,981,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at March 25, 2011 and June 30, 2010 consisted of the following (in thousands):

	March 25,	June 30,
	2011	2010

Revolving loan	$8,800	$9,000
10-year unsecured senior notes	21,429	21,429
Other	575	702
Subtotal	30,804	31,131
Less: current maturities and short-term borrowings	(3,973)	(3,920)
Total long-term debt	$26,831	$27,211

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of March 25, 2011, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (1.26% and 1.00% for March 25, 2011 and June 30, 2010, respectively), plus the current add-on related to the revolving loan agreement (2.00% and 3.00% for March 25, 2011 and June 30, 2010, respectively).  The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $23,089,000 and $22,977,000 at March 25, 2011 and June 30, 2010, respectively.  The Company’s revolving loan agreement approximates fair value at March 25, 2011 and June 30, 2010.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  The Company purchased no shares of its outstanding Common Stock in fiscal 2010 or the first nine months of fiscal 2011.

The following is a reconciliation of the Company’s equity balances for the first fiscal nine months of 2010 and 2011 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2009	$13,205	$149,974	($25,935)	($30,256)	$837	$107,825
Net (loss) income		(1,443)			122	(1,321)
Translation adjustments			(1,269)		60	(1,209)
Benefit plan adjustments, net of tax			1,405			1,405
Cash dividends		(2,352)			(160)	(2,512)
Compensation expense and
windfall tax benefits	190					190
Shares (acquired) issued, net	(2,803)			2,566		(237)
Balance-March 26, 2010	$10,592	$146,179	($25,799)	($27,690)	$859	$104,141

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2010	$10,667	$147,438	($42,048)	($27,597)	$859	$89,319
Net income		11,238			61	11,299
Translation adjustments			14,661		115	14,776
Benefit plan adjustments, net of tax			1,665			1,665
Cash dividends		(2,494)			(137)	(2,631)
Compensation expense and
windfall tax benefits	1,482					1,482
Shares (acquired) issued, net	(1,979)			2,182		203
Balance-March 25, 2011	$10,170	$156,182	($25,722)	($25,415)	$898	$116,113

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

Results of Operations

(In thousands)
	Three Months Ended				Nine Months Ended
	March 25,		March 26,		March 25,		March 26,
	2011	%	2010	%	2011	%	2010	%

Net sales	$76,471		$60,977		$213,026		$163,220
Cost of goods sold	48,689		44,472		141,464		122,182

Gross profit	27,782	36.3%	16,505	27.1%	71,562	33.6%	41,038	25.1%

Marketing, engineering and
administrative expenses	17,054	22.3	14,555	23.9	50,470	23.7	42,228	25.9

Earnings from operations	$10,728	14.0	$1,950	3.2	$21,092	9.9	$(1,190)	(0.7)

Comparison of the Third Quarter of FY 2011 with the Third Quarter of FY 2010

Net sales for the third quarter increased 25.4%, or $15.5 million, to $76.5 million from $61.0 million in the same period a year ago.  Compared to the third quarter of fiscal 2010, on average, the Euro and Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign operations was to increase revenues by approximately $0.7 million versus the prior year, before eliminations.  The increase in sales for the fiscal 2011 third quarter was primarily the result of growing demand from customers in the oil and gas market.  In addition, the Company experienced modest growth from the sale of aftermarket service and parts.  Stable demand continues from the airport rescue and fire fighting (ARFF), land- and marine-based military, pleasure craft and commercial marine markets.

Sales at our manufacturing segment were up 33.8% versus the same period last year.  Compared to the third quarter of fiscal 2010, on average, the Euro strengthened against the U.S. Dollar.  The net translation effect of this on foreign manufacturing operations was to increase revenues for the manufacturing segment by approximately $0.2 million versus the prior year, before eliminations.  In the current fiscal year’s third quarter, our domestic manufacturing operation saw the largest growth, with a nearly 44% increase in sales versus the third fiscal quarter of 2010.  The primary driver for this increase was the sale of transmissions and related products for the oil and gas markets as well as increased aftermarket shipments.  The Company’s Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets, continued to experience modest increases, with a nearly 20% increase in sales compared to the prior fiscal year’s third quarter.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, saw a 17% increase in sales versus the prior fiscal year’s third quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a nearly 5% increase in sales.

Our distribution segment, buoyed by continued growth in Asia and the North American oil and gas markets, experienced an increase of 21% in sales compared to the third quarter of fiscal 2010.  Compared to the third quarter of fiscal 2010, on average, the Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $1.8 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore experienced some softness in demand for marine transmission products for use in various commercial applications.  This operation saw a 10% decrease in sales versus the prior fiscal year’s third quarter record levels.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced more than a doubling of its sales due to continued strength in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a nearly 23% decrease in sales due to continued weakness in the global mega yacht market.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of nearly 50%, due to improved market conditions, including sales of component parts for the Company’s new Express Joystick System®.

The elimination for net inter/intra segment sales increased $6.5 million, including an unfavorable exchange impact of $1.3 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased nearly 920 basis points to 36.3% of sales, compared to 27.1% of sales for the same period last year.  Gross profit for fiscal 2011’s third quarter was significantly impacted by higher sales volumes (approximately $6.6 million) and a more profitable mix related to the Company’s oil and gas transmission business (approximately $1.5 million) and domestic aftermarket sales (approximately $0.3 million), along with improved manufacturing efficiencies.  The Company also continues to benefit from the cost reduction and avoidance programs announced in the fourth fiscal quarter of 2009.  As noted above, the majority of the sales volume increase came at the Company’s domestic manufacturing operation, where the Company’s 8500 series transmission for the oil and gas market is produced.  The growth in sales of this product was the primary driver of the favorable volume and mix benefits experienced in the quarter.  Also favorably impacting gross profit as a percentage of sales, total warranty expense decreased over $0.1 million in fiscal 2011’s third quarter to $0.3 million, despite a 25.4% increase in sales year-over-year.  This decrease was primarily driven by a favorable warranty adjustment of approximately $0.6 million in the third fiscal quarter due to a change in estimate.

For the fiscal 2011 third quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 22.3 percent, compared to 23.9 percent for the fiscal 2010 third quarter.  ME&A expenses increased $2.5 million versus the same period last fiscal year.  The table below summarizes significant changes in certain ME&A expenses for the quarter:

	Three Months Ended		Increase/
$ thousands – (Income)/Expense	March 25, 2011	March 26, 2010	(Decrease)
Stock-Based Compensation	$ 982	$ 122	$ 860
Domestic Incentive/Bonus Exp.	974	0	974
			1,834
	Foreign Currency Translation		254
			2,088
	All Other, Net		411
			$ 2,499

The net remaining increase in ME&A expenses of $0.4 million was primarily driven by higher salary and benefit costs, increased travel, higher project related expenses and a continued emphasis on the Company’s product development program.

Interest expense of $0.4 million for the quarter was down nearly 33% versus last year’s third fiscal quarter.  For both the third quarter of fiscal 2011 and 2010, the interest rate on the Company’s revolving credit facility was 4.0%, which represents the minimum interest rate available on the revolver.  The average balance of the Company’s revolving credit facility decreased nearly 27% and the total interest on the revolver decreased over 30% to $0.1 million.  The interest expense on the Company’s $25 million Senior Note decreased 14%, at a fixed rate of 6.05%, to $0.3 million.

The effective tax rate for the first nine months of fiscal 2011 is 40.4 percent (55.1 percent for the fiscal 2011 third quarter), which is significantly lower than the prior year’s 52.4 percent (14.0 percent for the fiscal 2010 third quarter).  The fiscal 2011 year to date rate includes a $794,000 benefit due to a favorable adjustment to domestic net deferred tax assets resulting from the increase in the estimated tax rate from 34 percent to 35 percent in the second fiscal quarter.  The fiscal 2011 year to date rate also includes the favorable impact of the reinstatement of the R&D credit ($147,000), which was passed into law during the fiscal 2011 second quarter.  The increase in the estimated tax rate was necessitated by the Company’s continued strong results at its domestic manufacturing operations, the location that produces the 8500 series oilfield transmission.  The fiscal 2011 third quarter and year to date rate also include the recording of a valuation allowance of approximately $2,400,000 at one of the Company’s foreign jurisdictions.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions including the first nine months of the fiscal year, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance was necessary.

Comparison of the First Nine Months of FY 2011 with the First Nine Months of FY 2010

Net sales for the first nine months of fiscal 2011 increased 30.5%, or $49.8 million, to $213.0 million from $163.2 million in the same period a year ago.  Compared to the first nine months of fiscal 2010, on average, the Euro weakened and Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $0.8 million versus the prior year, before eliminations.  The increase in sales for the fiscal 2011 first nine months was primarily the result of growing demand from customers in the oil and gas market.  In addition, the Company experienced modest growth from the sale of aftermarket service and parts.  Stable demand continues from the airport rescue and fire fighting (ARFF), land- and marine-based military, pleasure craft and commercial marine markets.

Sales at our manufacturing segment were up nearly 40% versus the same period last year.  Compared to the first nine months of fiscal 2010, on average, the Euro weakened again the U.S. Dollar.  The net translation effect of this on foreign manufacturing operations was to decrease revenues for the manufacturing segment by approximately $2.2 million versus the prior year, before eliminations.  In the current fiscal year’s first nine months, our domestic manufacturing operation saw the largest growth, with a 61.4% increase in sales versus the first nine months of fiscal 2010.  The primary driver for this increase was the sale of transmissions and related products for the oil and gas markets as well as increased aftermarket shipments.  The Company’s Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets, continued to experience modest increases, with a nearly 16% increase in sales compared to the prior fiscal year’s first nine months.  The Company’s Belgian manufacturing operation which also continued to be adversely impacted by the softness in the global mega yacht market saw a 3% increase in sales versus the prior fiscal year’s first nine months.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced flat sales compared to the prior fiscal year’s first nine months.

Our distribution segment, buoyed by continued growth in Asia and the North American oil and gas markets, experienced an increase of 24% in sales compared to the first nine months of fiscal 2010.  Compared to the first nine months of fiscal 2010, on average, the Asian currencies strengthened again the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $4.6 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  This operation saw a 4% increase in sales versus the same period a year ago, and set a new sales record for its first nine months.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced nearly a tripling of its sales due to continued strength in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a decrease in sales of 14% due to continued weakness in the global mega yacht market.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of nearly 28%, due to improving market conditions, including sales of components parts for the Company’s new Express Joystick System® that were shipped in the second and third quarters of fiscal 2011.

The elimination for net inter/intra segment sales increased $19.7 million, including an unfavorable exchange movement of $3.1 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased nearly 850 basis points to 33.6% of sales, compared to 25.1% of sales for the same period last year.  Gross profit for fiscal 2011’s first nine months was significantly impacted by higher sales volumes (approximately $20.6 million) and a more profitable mix related to the Company’s oil and gas transmission business (approximately $5.5 million) and domestic aftermarket sales (approximately $0.9 million), along with improved manufacturing efficiencies.  The Company also continues to benefit from the cost reduction and avoidance programs announced in the fourth fiscal quarter of 2009.  As noted above, the majority of the sales volume increase came at the Company’s domestic manufacturing operation, where the Company’s 8500 series transmission for the oil and gas market is produced.  The growth in sales of this product was the primary driver of the favorable volume and mix benefits experienced in the first nine months.  Also favorably impacting gross profit as a percentage of sales, total warranty expense increased $0.4 million, or 15%, to $3.3 million in the first nine months of fiscal 2011 compared to the same period a year ago, despite a 30.5% increase in sales year-over-year.

For the first nine months of fiscal 2011, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 23.7 percent, compared to 25.9 percent for the first nine months of fiscal 2010.  ME&A expenses increased $8.2 million versus the same period last fiscal year.  The table below summarizes significant changes in certain ME&A expenses for the quarter:

	Nine Months Ended		Increase/
$ thousands – (Income)/Expense	March 25, 2011	March 26, 2010	(Decrease)
Stock-Based Compensation	$ 3,288	$ 384	$ 2,904
Domestic Incentive/Bonus Exp.	2,874	0	2,874
			5,778
	Foreign Currency Translation		(135)
			5,643
	All Other, Net		2,599
			$ 8,242

The net remaining increase in ME&A expenses of $2.6 million was primarily driven by higher salary and benefit costs, increased travel, higher project related expenses and a continued emphasis on the Company’s product development program.

Interest expense of $1.3 million for the first nine months was down 28.1% versus last fiscal year’s first nine months.  For both the first nine months of fiscal 2011 and 2010, the interest rate on the Company’s revolving credit facility was 4.0%, which represents the minimum interest rate available on the revolver.  The average balance of the Company’s revolving credit facility decreased nearly 43% and the total interest on the revolver decreased nearly 40% to $0.3 million.  The interest expense on the Company’s $25 million Senior Note decreased 14%, at a fixed rate of 6.05%, to $1.0 million.

The effective tax rate for the first nine months of fiscal 2011 is 40.4 percent (55.1 percent for the fiscal 2011 third quarter), which is significantly lower than the prior year’s 52.4 percent (14.0 percent for the fiscal 2010 third quarter).  The fiscal 2011 year to date rate includes a $794,000 benefit due to a favorable adjustment to domestic net deferred tax assets resulting from the increase in the estimated tax rate from 34 percent to 35 percent in the second fiscal quarter.  The fiscal 2011 year to date rate also includes the favorable impact of the reinstatement of the R&D credit ($147,000), which was passed into law during the fiscal 2011 second quarter.  The increase in the estimated tax rate was necessitated by the Company’s continued strong results at its domestic manufacturing operations, the location that produces the 8500 series oilfield transmission.  The fiscal 2011 third quarter and year to date rate also include the recording of a valuation allowance of approximately $2,400,000 at one of the Company’s foreign jurisdictions.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions including the first nine months of the fiscal year, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance was necessary.

Financial Condition, Liquidity and Capital Resources

Comparison between March 25, 2011 and June 30, 2010

As of March 25, 2011, the Company had net working capital of $111.2 million, which represents an increase of $27.1 million, or 32.2%, from the net working capital of $84.1 million as of June 30, 2010.  The primary driver of the net increase in net working capital was a $20.5 million, or 28.2%, increase in inventories.

Cash decreased $0.5 million to $18.5 million as of March 25, 2011, versus $19.0 million as of June 30, 2010.  The majority of the cash as of March 25, 2011 is at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $55.4 million were up $12.4 million, or just under 29%, when compared to last fiscal year-end.  The impact of foreign currency translation was to increase accounts receivables by $4.0 million versus June 30, 2010.  Adjusted for the impact of foreign currency movements, the net remaining increase is consistent with the sales volume increase, particularly at the end of the third fiscal quarter, at the Company’s domestic manufacturing operations, and management’s continued focus on monitoring customer receivables.

Net inventory increased by $20.5 million versus June 30, 2010 to $93.3 million.  The impact of foreign currency translation was to increase net inventory by $6.7 million versus June 30, 2010.  After adjusting for the impact of foreign currency translation, the net increase of $13.8 million primarily came at the Company’s domestic manufacturing and Canadian distribution operations and was driven by increased production volume and order activity due to the increase in overall demand for the Company’s oil and gas related products.  On a consolidated basis, as of March 25, 2011, the Company’s backlog of orders to be shipped over the next six months approximates $140.2 million, compared to $84.4 million at June 30, 2010 and $72.8 million at March 26, 2010.  The majority of the increase is being experienced at the Company’s domestic manufacturing location.

Net property, plant and equipment (PP&E) increased $1.2 million versus June 30, 2010.  This includes the addition of $4.1 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $6.4 million.  The net remaining increase of $3.5 million is due to foreign currency translation effects.  In total, the Company expects to invest between $10 and $12 million in capital assets in fiscal 2011.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2010, the Company spent $4.5 million for capital expenditures, down from $8.9 million and $15.0 million in fiscal years 2009 and 2008, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes at its facilities around the world.

Accounts payable as of March 25, 2011 of $32.2 million were up $8.4 million, or 35.2%, from June 30, 2010.  The impact of foreign currency translation was to increase accounts payable by $2.1 million versus June 30, 2010.  The net remaining increase in accounts payable was consistent with the overall increase in inventory in the quarter as well as the increase in production levels at the Company’s domestic manufacturing operation due to the increase in overall demand for the Company’s oil and gas related products.

Total borrowings and long-term debt as of March 25, 2011 decreased by $0.3 million, or roughly 1%, to $30.8 million versus June 30, 2010.  This net decrease was driven by the overall increase in working capital levels, primarily driven by an increase in inventory, more than offset by cash provided by operating activities.

Total equity increased $26.8 million, or 30%, to $116.1 million as of March 25, 2011.  Retained earnings increased by $8.7 million.  The net increase in retained earnings included $11.3 million in net earnings for the first fiscal nine months offset by $2.5 million in dividend payments.  Net favorable foreign currency translation of $14.8 million was reported.  The remaining movement of $1.7 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  In September 2004, the revolving loan agreement was amended to increase the commitment to $35,000,000 and the termination date of the agreement was extended to October 31, 2007.  During the first quarter of fiscal 2007, the term was extended by an additional two years to October 31, 2009.  An additional amendment was agreed to in the first quarter of fiscal 2008 to extend the term by an additional year to October 31, 2010, and eliminate the covenants limiting capital expenditures and restricted payments (dividend payments and stock repurchases).  During the fourth quarter of fiscal 2009, the term was further extended to May 31, 2012 and the funded debt to EBITDA maximum was increased from 2.5 to 3.0.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at March 25, 2011, and a maximum total funded debt to EBITDA ratio of 3.0 at March 25, 2011.  As of March 25, 2011, the Company was in compliance with these covenants with a four quarter EBITDA total of $34,604,000 and a funded debt to EBITDA ratio of 0.89.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of March 25, 2011, the minimum equity requirement was $105,770,000 (after a $34,000,000 pension adjustment) compared to an actual result of $149,215,000 after all required adjustments.  The outstanding balance of $8,800,000 and $9,000,000 at March 25, 2011 and June 30, 2010, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On,” between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  The rate was 4.0% at March 25, 2011 and June 30, 2010.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $21,428,571 at March 25, 2011 and June 30, 2010.  Of the outstanding balance, $3,571,000 was classified as a current maturity of long-term debt at March 25, 2011 and June 30, 2010.  The remaining $17,857,142 is classified as long-term debt.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

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

The Company’s total funded debt as of March 25, 2011 and June 30, 2010 was equal to the total debt reported on the Company’s March 25, 2011 and June 30, 2010 Condensed Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended March 25, 2011:

Four Quarter EBITDA Reconciliation
Net Earnings	$13,278,000
Depreciation & Amortization	9,462,000
Interest Expense	1,770,000
Income Taxes	10,094,000
Four Quarter EBITDA	$34,604,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$30,804,000
Divided by: Four Quarter EBITDA	34,604,000
Total Funded Debt to Four Quarter EBITDA	0.89

As of March 25, 2011, the Company was in compliance with all of the covenants described above.  Based on its annual and long range financial plans as well as the recent, significant increase in the Company’s order backlog, the Company does not expect to violate any of its financial covenants in fiscal 2011 and 2012.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2010 for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $26.2 million of available borrowings on our $35 million revolving loan agreement as of March 25, 2011, and continues to generate enough cash from operations to meet our near term operating and investing needs.  For the nine months ended March 25, 2011, the Company generated net cash from operating activities of $4.1 million.  As of March 25, 2011, the Company also had cash of $18.5 million, primarily at its overseas operations.  These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2011, the Company expects to contribute $9.5 million to its defined benefit pension plans, the minimum contributions required plus a discretionary contribution of $7.2 million that was made at the beginning of the fourth fiscal quarter.  If the Company elects to make additional voluntary contributions in fiscal 2011, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

As of March 25, 2011, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$8,800		$8,800
Long-term debt	$22,004	$3,973	$7,286	$7,142	$3,603
Operating leases	$5,573	$2,694	$2,549	$154	$176
Total obligations	$36,377	$6,667	$18,635	$7,296	$3,779

The table above does not include tax liabilities related to uncertain income tax positions totaling $941,000, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2011 contributions to all defined benefit plans will total $9,503,000, which includes a discretionary contribution of $7,200,000 that was made at the beginning of the fourth fiscal quarter.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $35,000,000 revolving loan agreement expiring May 31, 2012, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 2% and 3.5%, depending on the Company’s Total Funded Debt to EBITDA ratio, subject to a minimum interest rate of 4%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 25, 2011 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $35,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk - The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $64,000 as of March 25, 2011.  These awards were valued based upon the average of the high and low of the Company’s March 25, 2011 stock price of $31.49.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 22% of the Company’s revenues in the nine months ended March 25, 2011 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 71% was denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2011 and 2010 was the Euro.  The Company had no outstanding forward exchange contracts at March 25, 2011 or June 30, 2010.

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

Item 1A.                      Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2010 Annual Report on Form 10-K.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the six months ended December 31, 2010, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Jan. 1, 2011 – Jan. 28, 2011	0	NA	0	250,000

Jan. 29, 2011 – Feb. 25, 2011	0	NA	0	250,000

Feb. 26, 2011 – Mar. 25, 2011	0	NA	0	250,000

Total	0		0

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 4, 2011	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer