Form 10-K
TWIN DISC INC
filed 2011-09-13
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
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
YES  [   ]  NO  [ √ ]

At December 31, 2010, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $248,814,593.  Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 18, 2011, the registrant had 11,419,701 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers.  The Company also competes for business with parts manufacturing divisions of some of its major customers.  Primary competitive factors for the Company’s products are performance, price, service and availability. The Company’s top ten customers accounted for approximately 43% of the Company's consolidated net sales during the year ended June 30, 2011.  There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2011.

Unfilled open orders for the next six months of $146,899,000 at June 30, 2011 compares to $84,419,000 at June 30, 2010.  The Company saw an increase in orders by oil and gas customers for its 8500 series transmission as higher oil and gas prices have driven demand for new high-horsepower rigs.  Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog.  However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate.  Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,475,000, $2,347,000 and $2,636,000 in fiscal 2011, 2010 and 2009, respectively.  Total engineering and development costs were $8,776,000, $7,885,000 and $9,142,000 in fiscal 2011, 2010 and 2009, respectively.

The Company’s development of its 7500 series transmission is in the final testing phase, and initial shipment of production units has begun.  The 7500 series transmission is specifically designed for oil and gas high-pressure pumping applications, and is expected to offer significant advantages in those applications over the Company’s current product mix.  For example, the 7500 series transmission will be considerably lighter than the Company’s 8500 series transmission, and will be able to fit within the frame rails of on-road fracturing rigs so that the rigs won’t need special permits to move from one field to another.  It is also designed to work in a range of 1500 to 2500 horsepower, which is a larger market than the 2500 to 3000 horsepower application market for the Company’s 8500 series transmission.

In fiscal 2011, the Company completed the development and introduced the Express Joystick System (EJS®) to the marine market.  The EJS smoothly and simultaneously actuates and controls engines, transmissions and thrusters to allow for effortless movement of the boat in any direction.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2011 was 941.

A summary of financial data by segment and geographic area for the years ended June 30, 2011, 2010 and 2009 appears in Note J to the consolidated financial statements.

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

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling, and are thus dependent upon the strength of those markets and oil prices. In recent years, the Company has seen a significant growth in the sales of its products that are used in oil and energy related markets.  The growth in these markets has been spurred by the rise in oil prices and the global demand for oil.  In addition, there has been a substantial increase in capital investment by companies in these markets.  In fiscal 2009, a significant decrease in oil prices, the demand for oil and capital investment in the oil and energy markets had an adverse effect on the sales of these products and ultimately on the Company’s profitability.  While this market has recovered to historically high levels in fiscal 2011, the cyclical nature of the global oil and gas market presents the ongoing possibility of a severe cutback in demand, which would create a significant adverse effect on the sales of these products and ultimately on the Company’s profitability.

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

In the event of an increase in the global demand for steel, the Company could be adversely affected if it experiences shortages of raw castings and forgings used in the manufacturing of its products. With the continued development of certain developing economies, in particular China and India, the global demand for steel has risen significantly in recent years.  The Company selects its suppliers based on a number of criteria, and we expect that they will be able to support our growing needs.  However, there can be no assurance that a significant increase in demand, capacity constraints or other issues experienced by the Company’s suppliers will not result in shortages or delays in their supply of raw materials to the Company.  If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates which would adversely affect our sales, profitability and relationships with our customers.

If the Company were to lose business with any key customers, the Company’s business would be adversely affected.  Although there were no customers that accounted for 10% or more of consolidated net sales in fiscal 2011, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition.  Sales to customers outside the United States approximated 59% of our consolidated net sales for fiscal 2011.  We have international manufacturing operations in Belgium, Italy and Switzerland.  In addition, we have international distribution operations in Singapore, China, Australia, Japan, Italy and Canada.  Our international sales and operations are subject to a number of risks, including:

Þ	currency exchange rate fluctuations
Þ	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds
Þ	problems with the transportation or delivery of our products
Þ	issues arising from cultural or language differences and labor unrest
Þ	longer payment cycles and greater difficulty in collecting accounts receivables
Þ	compliance with trade and other laws in a variety of jurisdictions
Þ	changes in tax law

These factors could adversely affect our business, results of operations or financial condition.

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand.  The majority of the Company’s manufacturing, based on fiscal 2011’s sales, came from its two facilities in Racine, Wisconsin.  If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected.  Interruptions in production would increase costs and reduce sales.  Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition.  The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss.  However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations.  Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers.  If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Any failure to meet our debt obligations and satisfy financial covenants could adversely affect our business and financial condition.  Beginning in 2008 and continuing into 2010, general worldwide economic conditions experienced a downturn due to the combined effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  While some recovery has been seen in 2011, these conditions made it difficult for customers, vendors and the Company to accurately forecast and plan future business activities, and cause U.S. and foreign businesses to slow spending on products, which delay and lengthen sales cycles.  These conditions led to declining revenues in several of the Company’s divisions in fiscal 2009 and 2010.  The Company’s amended revolving credit facility and senior notes agreements require it to maintain specified quarterly financial covenants such as a minimum consolidated net worth amount, a minimum EBITDA, as defined, for the most recent four fiscal quarters of $11,000,000 and a funded debt to EBITDA ratio of 3.0 or less.  At June 30, 2011, the Company was in compliance with these financial covenants.  Based on its annual financial plan, the Company believes that it will generate sufficient EBITDA levels throughout fiscal 2012 in order to maintain compliance with its financial covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment.  If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing.  Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Manufacturing Segment
The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, two in Decima, Italy and one in Novazzano, Switzerland.  The aggregate floor space of these six plants approximates 847,000 square feet.  One of the Racine facilities includes office space, which includes the Company's corporate headquarters.  The Company leases additional manufacturing, assembly and office facilities in Italy (Limite sull’Arno) and India (outsourcing office in Chennai).

Distribution Segment
The Company also has operations in the following locations, all of which are leased and are used for sales offices, warehousing and light assembly or product service:

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

Item 3.  Legal Proceedings

Twin Disc is a defendant in several product liability or related claims of which the ultimate outcome and liability to the Company, if any, are not presently determinable.  Management believes that the final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or statement of cash flows.

Item 4.  Reserved

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 2011.

Name	Age	Position
Michael E. Batten	71	Chairman and Chief Executive Officer
John H. Batten	46	President and Chief Operating Officer
Christopher J. Eperjesy	43	Vice President – Finance, Chief Financial Officer and Treasurer
James E. Feiertag	54	Executive Vice President
Henri-Claude Fabry	65	Vice President - International Distribution
Dean J. Bratel	47	Vice President - Engineering
Denise L. Wilcox	54	Vice President - Human Resources
Jeffrey S. Knutson	46	Corporate Controller
Thomas E. Valentyn	52	General Counsel and Secretary

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

Henri Claude Fabry, Vice President – International Distribution.  Mr. Fabry was appointed to his current position in January 2009, after serving as Vice President – Global Distribution since 2001.  Mr. Fabry joined Twin Disc in 1997 as Director, Marketing and Sales of the Belgian subsidiary.

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

PART  II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN.  The price information below represents the high and low sales prices from July 1, 2009 through June 30, 2011:

	Fiscal Year Ended 6/30/11			Fiscal Year Ended 6/30/10
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$13.95	$10.52	$0.07	$15.23	$6.21	$0.07
Second Quarter	30.25	12.68	0.07	14.77	9.12	0.07
Third Quarter	35.10	25.24	0.08	13.17	8.77	0.07
Fourth Quarter	39.43	29.22	0.08	14.92	11.35	0.07

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report.  As of August 18, 2011, shareholders of record numbered 699. The closing price of Twin Disc common stock as of August 18, 2011 was $32.55.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 26, 2011 – April 29, 2011	0	NA	0	250,000
April 30, 2011 – May 27, 2011	0	NA	0	250,000
May 28, 2011 - June 30, 2011	0	NA	0	250,000
Total	0

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 were purchased during the second quarter of fiscal 2009.

Performance Graph

The following table compares total shareholder return over the last 5 fiscal years to the Standard & Poor’s 500 Machinery (Industrial) Index and the Russell 2000 index.  The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers.  The Russell 2000 Index consists of a broad range of 2,000 companies.  The Company believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate.  Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2006 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Return
Twin Disc, Inc.; S&P Machinery; and Russell 2000

400
375
350
325
300
275
250
225
200
175
150
125
100
75
50
25
6/30/2006
6/30/2007
6/30/2008
6/30/2009
6/30/2010
6/30/2011
100.00
100.00
237.21
126.56
116.44
139.69
110.95
106.05
79.70
67.94
47.31
96.82
97.39
80.88
278.64
151.83
133.02
Twin Disc
S&P Machinery
Russell 2000

Item 6.  Selected Financial Data

Financial Highlights
(in thousands, except per share amounts)

Fiscal Years Ended June 30,
Statement of Operations Data:	2011	2010	2009	2008	2007
Net sales	$310,393	$227,534	$295,618	$331,694	$317,200
Net earnings attributable to Twin Disc	18,830	597	11,502	24,252	21,852
Basic earnings per share attributable to Twin Disc common shareholders	1.66	0.05	1.04	2.15	1.88
Diluted earnings per share attributable to Twin Disc common shareholders	1.64	0.05	1.03	2.13	1.84
Dividends per share	0.30	0.28	0.28	0.265	0.205

Balance Sheet Data (at end of period):
Total assets	$309,120	$259,056	$290,008	$304,628	$267,184
Total long-term debt	25,784	27,211	46,348	48,227	42,152

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

Results of Operations

(In thousands)

	2011	%	2010	%	2009	%
Net sales	$310,393		$227,534		$295,618
Cost of goods sold	202,710		167,069		214,175

Gross profit	107,683	34.7	60,465	26.6	81,443	27.6

Marketing, engineering and administrative expenses	72,713	23.4	56,886	25.0	60,470	20.5
Restructuring of operations	254	0.1	494	0.2	1,188	0.4

Earnings from operations	$34,716	11.2	$3,085	1.4	$19,785	6.7

Fiscal 2011 Compared to Fiscal 2010

Net Sales

Net sales increased $82.9 million, or 36.4%, in fiscal 2011.  The year-over-year movement in foreign exchange rates resulted in a net favorable translation effect on sales of $3.2 million in fiscal 2011 compared to fiscal 2010.

In fiscal 2011, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were higher by $84.3 million, or 46.0%, than in the prior fiscal year.  Year-over-year changes in foreign exchange rates had a net favorable impact on sales of $0.7 million.  In fiscal 2011, our domestic manufacturing operation saw the largest growth, with a 63.8% increase in sales versus fiscal 2010.  The primary driver for this increase was the sale of transmissions and related products for the oil and gas markets as well as increased aftermarket shipments.  The Company’s Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets in fiscal 2009 and 2010, experienced some growth, with a 28.2% increase in sales compared to the prior fiscal year, after an extended period of decline in the second half of fiscal 2009 and throughout fiscal 2010.  The Company’s Belgian manufacturing operation saw an 11.8% increase in sales versus the prior year, although it continued to be adversely impacted by the softness in the global mega yacht market.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 10.1% increase in sales compared to the prior fiscal year, primarily due to the impact of the strengthening Swiss Franc compared to the US Dollar.

Our distribution segment, buoyed by continued growth in Asia and the North American oil and gas markets, experienced an increase of $27.2 million, or 26.9%, in sales in fiscal 2011 compared to fiscal 2010.  Compared to fiscal 2010, on average, the Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $7.8 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  This operation saw a 7.6% increase in sales versus the same period a year ago, and set a new sales record.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced nearly a tripling of its sales due to strength in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a decrease in sales of 23.6% due to continued weakness in the Italian mega yacht market.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of 26.1%, due to improving market conditions, including sales of components parts for the Company’s new Express Joystick System® that were shipped in fiscal 2011.

Net sales for the Company’s largest product market, marine transmission and propulsion systems, were up 9% compared to the prior fiscal year.  Sales of the Company’s boat management systems manufactured at our Italian operation and servicing the global mega yacht market, were up approximately 12% versus the prior fiscal year.  The Company saw modest recovery across most of the marine product markets it serves.  In the off-highway transmission market, the year-over-year increase of just over 124% can be attributed primarily to increased sales of the 8500 series transmission system for the oil and gas markets.  Sales of transmission systems for the military market were up slightly over the prior fiscal year.  Vehicular transmissions for the airport rescue and fire fighting (ARFF) and agricultural tractor markets were down versus fiscal 2010, however, the year-end backlog was up versus the prior fiscal year end.  The increase experienced in the Company’s industrial products of roughly 10% was due to increased sales into the agriculture, mining and general industrial markets, primarily in the North American and Italian markets, as well as increased activity related to oil field markets.

The elimination for net intra-segment and inter-segment sales increased $28.6 million, or 50.1%, from $57.2 million in fiscal 2010 to $85.8 million in fiscal 2011.  Year-over-year changes in foreign exchange rates had a net unfavorable impact of $5.2 million on net intra-segment and inter-segment sales.

Gross Profit

In fiscal 2011, gross profit increased $47.2 million, or 78.1%, to $107.7 million.  Gross profit as a percentage of sales increased 810 basis points in fiscal 2011 to 34.7%, compared to 26.6% in fiscal 2010.  The table below summarizes the gross profit trend by quarter for fiscal years 2011 and 2010:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2011	$20.0	$23.8	$27.8	$36.1	$107.7
2010	$ 9.7	$14.8	$16.5	$19.5	$ 60.5

% of Sales:
2011	32.6%	31.6%	36.3%	37.1%	34.7%
2010	20.7%	26.8%	27.1%	30.2%	26.6%

There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2011.  Gross margin for the year was favorably impacted by higher volumes, improved product mix, the absence of extended shutdowns in the first half of the fiscal year at the Company’s domestic and European manufacturing operations, which occurred in fiscal 2010, and a decrease in expenses related to the Company’s defined benefit plans.  In addition, warranty expense as a percentage of sales decreased from 1.63%, or $3.7 million, in fiscal 2010 to 1.27%, or $3.9 million, in fiscal 2011 (for additional information on the Company’s warranty expense, see Note F of the Notes to the Consolidated Financial Statements).  The Company estimates the net favorable impact of higher volumes on gross margin in fiscal 2011 was approximately $36 million.  The favorable shift in product mix related to the Company’s oil and gas transmission business had an estimated impact of $7 million.  The decrease in warranty expense as a percentage of sales can be attributed to an increase in volume and an overall reduction in specific warranty campaigns that were experienced in fiscal 2010.  In addition, the year-over-year movement in foreign exchange rates, primarily driven by movements in the Euro and Asian currencies, resulted in a net favorable translation effect on gross profit of $1.9 million in fiscal 2011 compared to fiscal 2010.  Partially offsetting the above favorable items, the Company reinstituted its annual incentive plan in fiscal 2011.  Approximately $1.5 million of the expense associated with the plan was recorded in cost of goods sold in fiscal 2011 compared to $0 in fiscal 2010.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses increased $15.8 million, or 27.8%, in fiscal 2011 versus fiscal 2010.  Despite a significant increase in sales, and an increase in compensation related costs, as a percentage of sales, ME&A expenses decreased by 160 basis points to 23.4% in fiscal 2011, compared to 25.0% in fiscal 2010.  The table below summarizes significant changes in certain ME&A expenses for the fiscal year:

	Fiscal Year Ended		Increase/
$ thousands – (Income)/Expense	June 30, 2011	June 30, 2010	(Decrease)
Stock-Based Compensation	$ 6,148	$ 507	$ 5,641
Incentive/Bonus Expense	4,964	-	4,964
			10,605
	Foreign Currency Translation		1,015
			11,620
	All Other, Net		4,207
			$ 15,827

The net remaining increase in ME&A expenses for the year of $4,207,000 was primarily driven by the restoration of salary and wage reductions effected in fiscal 2010, higher benefit costs, increased travel, higher project related expenses and a continued emphasis on the Company’s product development program.  As announced in June 2009, the Company implemented various measures which included a reduction of annual base salaries of the Company’s salaried employees including all executive officers, removal of the fiscal 2010 bonus/incentive plan, changes to several benefit programs, an across-the-board reduction of marketing, advertising, travel and entertainment expenses, and staff reductions and layoffs.  The significant increase in stock-based compensation versus the prior year ($5,641,000) was driven by the accrual for performance-based awards granted in fiscal 2011, a catch-up accrual for performance-based awards granted in fiscal 2010 and the impact of the significant increase in the Company’s stock price (+340%) on the cash-based performance stock unit awards.  The Company began accruing the performance-based awards granted in fiscal 2009 and 2010 at the maximum payout level in fiscal 2011 due to the strong improvement in operating results.  No accrual was recorded for performance awards in fiscal 2010 due to the shortfall against performance targets, resulting in the required “catch-up” accrual for the fiscal 2010 awards.  For additional information on the Company’s stock-based compensation, see Note K of the Notes to the Consolidated Financial Statements.

Restructuring of Operations

During the fourth quarter of fiscal 2009, the Company recorded a pre-tax restructuring charge of $948,000 related to a workforce reduction at its Racine, Canadian and Australian operations.  The charge consisted of severance costs for 22 salaried employees and voluntary early retirement charges for an additional 16 manufacturing employees.  During fiscal 2009, the Company made cash payments of $180,000, resulting in an accrual balance at June 30, 2009 of $767,000.  The remainder of this balance was paid during fiscal 2010, resulting in no accrual balance at June 30, 2010 or 2011.

During the fourth quarter of fiscal 2007, the Company recorded a pre-tax restructuring charge of $2,652,000 related to a workforce reduction at its Belgian operation that will allow for improved profitability through targeted outsourcing savings and additional focus on core manufacturing processes.  The charge consisted of prepension costs for 32 employees: 29 manufacturing employees and 3 salaried employees.  This charge was adjusted in the fourth quarter of fiscal 2008, resulting in a pre-tax benefit of $373,000, due to final negotiations primarily related to notice period pay.  Further adjustments were made in the fourth quarter of fiscal 2009 (resulting in a pre-tax expense of $240,000 related to legally required inflationary adjustments to benefits) and fiscal 2010 (resulting in a pre-tax expense of $342,000 primarily related to a Belgian legislation change surrounding the prepension costs and legally required inflationary adjustments).  An additional adjustment was made during the fourth quarter of fiscal 2011, resulting in pre-tax expense of $187,000 related to the annual legally required inflationary adjustments to benefits.  During fiscal 2011 and 2010, the Company made cash payments of $252,000 and $152,000, respectively.  The exchange impact in fiscal 2011 was to increase the accrual by $413,000.  Accrued restructuring costs were $2,663,000 and $2,315,000 at June 30, 2011 and 2010, respectively.

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of fiscal 2005 as the Company restructured its Belgian operation to improve future profitability.  The charge consists of prepension costs for 37 employees: 33 manufacturing employees and 4 salaried employees.  An adjustment was made in the fourth quarter of fiscal 2010, resulting in a pre-tax expense of $138,000 primarily related to a Belgian legislation change surrounding the prepension costs and legally required inflationary adjustments.  An additional adjustment was made in the fourth quarter of fiscal 2011, resulting in pre-tax expense of $58,000 related to the annual legally required inflationary adjustments to benefits.  During fiscal 2011 and 2010, the Company made cash payments of $220,000 and $192,000, respectively.  The exchange impact in fiscal 2011 was to increase the accrual by $161,000.  Accrued restructuring costs were $944,000 and $945,000 at June 30, 2011 and 2010, respectively.

Interest Expense

Interest expense decreased by $0.5 million, or 24.7%, in fiscal 2011.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased $0.2 million from $0.6 million in fiscal 2010 to $0.4 million in fiscal 2011.  This decrease can be attributed to an overall decrease in the average borrowings year-over-year.  The average borrowing on the revolver, computed monthly, decreased to $9.9 million in fiscal 2011, compared to $14.4 million in fiscal 2010.  The interest rate on the revolver remained flat at 4.00%, the rate floor, for the first eleven months of the fiscal year.  In the fourth fiscal quarter of fiscal 2011, the Company entered into an amended revolver agreement that eliminated the rate floor.  As of June 30, 2011, the rate on the revolver was 2.09%.  Interest expense for the Company’s $25 million Senior Notes, which carry a fixed interest rate of 6.05%, decreased by $0.2 million to $1.2 million in fiscal 2011.

Income Taxes

The effective tax rate for fiscal 2011 of 40.8 percent is significantly lower than the prior year rate of 57.6 percent.  As announced in the third fiscal quarter, the current year rate was unfavorably impacted by the recording of a valuation allowance against the net deferred tax asset at one of the Company’s foreign jurisdictions, resulting in additional tax expense of approximately $1,613,000 related to the reversal of the fiscal 2010 ending deferred tax asset, along with the absence of a tax benefit on the current year losses in this jurisdiction.  This unfavorable item was partially offset by a $794,000 benefit due to a favorable adjustment to the domestic net deferred tax asset resulting from the increase in the domestic estimated tax rate from 34.0 percent to 35.0 percent during fiscal 2011.  The current year also includes the favorable impact of the reinstatement of the R&D credit, which was passed into law during the second fiscal quarter.  The annualized effective rate before 2011 discrete items is 33.3 percent.  The prior year rate was relatively high due to the impact of permanent deferred items, which remained relatively constant but had a greater impact on the rate due to the low base of earnings.

Order Rates

As of June 30, 2011, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $146.9 million, or approximately 74% higher than the six-month backlog of $84.4 million as of June 30, 2010.  The improvement in backlog is a result of increased orders by oil and gas customers for the Company’s 8500 series transmission as stable oil and gas prices have driven demand for new high-horsepower rigs.  With oil and gas prices remaining firm, the Company is optimistic demand for these transmissions will continue.  In addition, the Company has begun to accept orders and has shipped initial units of its new 7500 series transmission for the oil and gas market.   In the second half of fiscal 2011, the Company also saw modest growth in the six-month backlog for most of its marine and industrial products.

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

There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2010.  Gross margin for the year was unfavorably impacted by lower volumes, extended shutdowns in the first half of the fiscal year at the Company’s domestic and European manufacturing operations, and an increase in expenses related to the Company’s defined benefit plans.  The Company estimates the net unfavorable impact of lower volumes on gross margin in fiscal 2010 was approximately $27 million.  On June 3, 2009 the Company announced it would freeze future accruals under the domestic defined benefit pension plans effective August 1, 2009.  This resulted in a curtailment gain of $1.7 million recorded in the fourth quarter of fiscal 2009.  Of this amount, $1.2 million was recorded as income in cost of goods sold, with the remainder recorded in ME&A expenses.  As a result, there was a net increase in the defined benefit pension expense recorded in cost of goods sold of $2.8 million, from a net benefit of $(0.5) million in fiscal 2009 to a net expense of $2.3 million in fiscal 2010 (see Note M of the Notes to the Consolidated Financial Statements).  The net impact of this change was to decrease gross profit as a percentage of sales by nearly 120 basis points.  The above were partially offset by a favorable shift in product mix, primarily related to oilfield products in the second half of the fiscal year (estimated impact was $0.7 million), selective pricing actions, and lower warranty expenses.  Total warranty expense decreased over $2.7 million in the current fiscal year, from $6.4 million in fiscal 2009 to $3.7 million in fiscal 2010 (see Note F of the Notes to the Consolidated Financial Statements).  The decrease in warranty expense can be attributed to a decrease in volume and an overall reduction in specific warranty campaigns that were experienced in fiscal 2009.  The net impact of this change was to increase gross profit as a percentage of sales by nearly 50 basis points.  In addition, the year-over-year movement in foreign exchange rates, primarily driven by movements in the Euro and Asian currencies, resulted in a net favorable translation effect on gross profit of $1.2 million in fiscal 2010, compared to fiscal 2009.

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

Liquidity and Capital Resources

Fiscal Years 2011, 2010 and 2009

The net cash provided by operating activities in fiscal 2011 totaled $13.9 million, a decrease of $21.3 million, or 61%, versus fiscal 2010.  The net decrease was driven by a net increase in working capital, primarily due to increases in net inventories and trade accounts receivable balances, partially offset by a net increase in trade accounts payable and net earnings of $18.2 million.  The majority of the net increase in inventory came at the Company’s North American manufacturing and distribution operations.  This increase was driven by strong demand for the Company’s 8500 series transmission for the oil and gas market as well as a build-up of inventory in anticipation of the demand for the Company’s new 7500 series transmission.  Net inventory as a percentage of the six-month backlog decreased from 86.2% as of June 30, 2010 to 67.4% as of June 30, 2011.  The increase in trade accounts receivable was a result of higher sales in the second half of fiscal 2011 compared to the same period in fiscal 2010.

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

The net cash used for investing activities in fiscal 2011 of $12.0 million consisted primarily of capital expenditures for machinery and equipment at our domestic and Belgian manufacturing operations.  In fiscal 2011, the Company spent $12.0 million for capital expenditures, up from $4.5 million and $8.9 million in fiscal years 2010 and 2009, respectively.

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

In fiscal 2011, the net cash used by financing activities of $4.2 million consisted primarily of payments on long-term debt of $1.4 million and dividends paid to shareholders of the Company of $3.4 million.

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

Future Liquidity and Capital Resources

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth amount, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at June 30, 2011, and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2011.  As of June 30, 2011, the Company was in compliance with these covenants with a four quarter EBITDA total of $43,517,000 and a funded debt to EBITDA ratio of 0.68.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of June 30, 2011, the minimum equity requirement was $108,427,000 compared to an actual result of $171,085,000 after all required adjustments.  The outstanding balance under the revolving loan agreement of $11,300,000 and $9,000,000 at June 30, 2011 and June 30, 2010, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 2.09% and 4.0% at June 30, 2011 and 2010, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $17,857,143 and $21,428,571 at June 30, 2011 and 2010, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at June 30, 2011 and 2010, respectively.  The remaining $14,287,714 and $17,857,142 is classified as long-term debt as of June 30, 2011 and 2010, respectively.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

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

The Company’s total funded debt as of June 30, 2011 and June 30, 2010 was equal to the total debt reported on the Company’s June 30, 2011 and June 30, 2010 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended June 30, 2011:

Four Quarter EBITDA Reconciliation
Net Earnings Attributable to Twin Disc	$18,830,000
Depreciation & Amortization	9,904,000
Interest Expense	1,719,000
Income Taxes	13,064,000
Four Quarter EBITDA	$43,517,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$29,699,000
Divided by: Four Quarter EBITDA	43,517,000
Total Funded Debt to Four Quarter EBITDA	0.68

As of June 30, 2011, the Company was in compliance with all of the covenants described above.  As of June 30, 2011, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $146.9 million, or approximately 74% higher than the six-month backlog of $84.4 million as of June 30, 2010.  In light of the increasing order backlog and overall improving business trends in some of the Company’s key product markets, in particular the global land-based oil & gas transmission market, the Company does not expect to violate any of its financial covenants in fiscal 2012.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to continue to improve in fiscal 2012.  Please see the factors discussed under Item 1A, Risk Factors, of this Form 10-K for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $28.7 million of available borrowings on our $40 million revolving loan agreement as of June 30, 2011, and continues to generate enough cash from operations to meet our operating and investing needs.  For the years ended June 30, 2011 and June 30, 2010, respectively, the Company generated net cash from operating activities of $13.9 million and $35.1 million, respectively.  As of June 30, 2011, the Company also had cash of $20.2 million, primarily at its overseas operations.  These funds, with some restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2012, the Company expects to contribute $3,728,000 to its defined benefit plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2012, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital increased $27.1 million, or 32.2%, in fiscal 2011, and the current ratio remained flat at 2.3 at June 30, 2011 and June 30, 2010, respectively.  The increase in net working capital was primarily driven by an increase in accounts receivable and inventories as a result of a significant increase in sales and orders in fiscal 2011, partially offset by an increase in trade accounts payable.

Twin Disc expects capital expenditures to be between $15 and $20 million in fiscal 2012.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as expanding capacity at facilities around the world.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and potential access to debt markets will be adequate to fund Twin Disc’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements, other than operating leases, as of June 30, 2011 and 2010.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Revolving loan borrowing	$11,300	$ -	$ -	$11,300	$ -
Long-term debt	$18,399	$ 3,915	$ 7,310	$ 7,143	$ 31
Operating leases	$ 5,954	$ 2,920	$ 2,666	$ 368	$ -

The table above does not include tax liabilities for unrecognized tax benefits totaling $853,000, excluding related interest and penalties, as the timing of their resolution cannot be estimated.  See Note N of the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2012 contributions to all defined benefit plans will total $3,728,000.

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

Goodwill

In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that an impairment might exist.  The Company performs impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions or third party valuations.  The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value.  The impairment testing performed by the Company at June 30, 2011 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying value, including goodwill and as such, no impairment existed at that time.  While the Company believes its judgments and assumptions were reasonable, different assumptions, economic factors and/or market indicators could change the estimated fair values of the Company’s reporting units and, therefore, impairment charges could be required in the future.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage.  Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date.  The approach used to determine the annual assumptions are as follows:

•
Discount rate – based on the Hewitt Top Quartile Yield Curve at June 30, 2011 as applied to the expected payouts from the pension plans.  This yield curve is made up of Corporate Bonds rated AA or better.

•
Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

•	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
•	Retirement and Mortality Rates – based upon the Generational Mortality Table for fiscal 2009, 2010 and 2011.
•	Health Care Cost Trend Rates – developed based upon historical cost data, near-term outlook and an assessment of likely long-term trends.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company’s policy is to remit earnings from foreign subsidiaries only to the extent any resultant foreign taxes are creditable in the United States.  Accordingly, the Company does not currently provide for additional United States and foreign income taxes which would become payable upon repatriation of undistributed earnings of certain foreign subsidiaries.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2011, the Company concluded that it was more likely than not that certain net deferred tax assets in foreign jurisdictions would not be realized, resulting in the recording of a valuation allowance totaling $2,751,000.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standards update that will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the Company’s fiscal 2013).  This standards update is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued a standards update which represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement.  This collective effort has resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  This update is to be applied prospectively effective for interim and annual periods beginning after December 15, 2011 (the Company’s third fiscal quarter of 2012).  This standards update is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued a standards update providing guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  This update was effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (July 1, 2010 for the Company) and did not have a material impact on the Company’s financial statements.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the LIBOR interest rate.  The Company currently has a $40 million revolving loan agreement, which is due to expire on May 31, 2015.   In accordance with the loan agreement as amended, the Company borrows at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2011 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $24,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.  Direct material cost as a percent of total cost of goods sold was 53.4% for fiscal 2011.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately twenty two percent of the Company’s revenues in the year ended June 30, 2011 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately seventy two percent was denominated in Euros with the balance comprised of Japanese Yen, Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations and Comprehensive (Loss) Income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2011 and 2010 was the Euro.  At June 30, 2011 and 2010, the Company had no outstanding forward exchange contracts.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$61,395	$75,160	$76,471	$97,367	$310,393
Gross profit	20,023	23,757	27,782	36,121	107,683
Net earnings attributable
to Twin Disc	2,656	4,034	4,548	7,592	18,830
Basic earnings per share
attributable to Twin Disc
common shareholders	0.24	0.36	0.40	0.67	1.66
Diluted earnings per share
attributable to Twin Disc
common shareholders	0.24	0.35	0.40	0.66	1.64
Dividends per share	0.07	0.07	0.08	0.08	0.30

2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$47,057	$55,186	$60,977	$64,314	$227,534
Gross profit	9,747	14,786	16,505	19,427	60,465
Net (loss) earnings attributable
to Twin Disc	(2,404)	(490)	1,451	2,040	597
Basic (loss) earnings per share
attributable to Twin Disc
common shareholders	(0.22)	(0.04)	0.13	0.18	0.05
Diluted (loss) earnings per share
attributable to Twin Disc
common shareholders	(0.22)	(0.04)	0.13	0.18	0.05
Dividends per share	0.07	0.07	0.07	0.07	0.28

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of June 30, 2011, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2011, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b). Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which is incorporated into this report by reference.  The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Selection of Nominees for the Board” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which is incorporated into this report by reference.  There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Executive Compensation," "Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 2011, is incorporated into this report by reference.  Discussion in the Proxy Statement under the captions “Compensation Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 2011 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 21, 2011, which incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011, which is incorporated into this report by reference.

Item 14.  Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 21, 2011 under the heading “Fees to Independent Registered Public Accounting Firm.”

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

(a)(3) Exhibits.  See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets as of June 30, 2011 and 2010	32

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years
ended June 30, 2011, 2010 and 2009	33

Consolidated Statements of Cash Flows for the years
ended June 30, 2011, 2010 and 2009	34

Consolidated Statements of Changes in Equity
for the years ended June 30, 2011, 2010 and 2009	35

Notes to Consolidated Financial Statements	36-57

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	58

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2011 and June 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United Sates of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9(a). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 13, 2011

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and 2010
(In thousands, except share amounts)

	2011	2010

ASSETS
Current assets:
Cash	$20,167	$19,022
Trade accounts receivable, net	61,007	43,014
Inventories, net	99,139	72,799
Deferred income taxes	5,765	5,224
Other	9,090	7,391

Total current assets	195,168	147,450

Property, plant and equipment, net	65,791	58,243
Goodwill, net	17,871	16,440
Deferred income taxes	16,480	24,029
Intangible assets, net	6,439	6,268
Other assets	7,371	6,626

	$309,120	$259,056

LIABILITIES and EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,915	$3,920
Accounts payable	38,372	23,842
Accrued liabilities	41,673	35,545

Total current liabilities	83,960	63,307

Long-term debt	25,784	27,211
Accrued retirement benefits	50,063	72,833
Deferred income taxes	4,170	3,914
Other long-term liabilities	7,089	2,472

	171,066	169,737
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000;
issued: none; no par value	-	-
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	10,863	10,667
Retained earnings	162,857	147,438
Accumulated other comprehensive loss	(11,383)	(42,048)

	162,337	116,057
Less treasury stock, at cost (1,739,574 and 1,901,242 shares, respectively)	25,252	27,597

Total Twin Disc shareholders' equity	137,085	88,460

Noncontrolling interest	969	859

Total equity	138,054	89,319

	$309,120	$259,056
The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
For the years ended June 30, 2011, 2010 and 2009
(In thousands, except per share data)

	2011	2010	2009
Net sales	$310,393	$227,534	$295,618
Cost of goods sold	202,710	167,069	214,175

Gross profit	107,683	60,465	81,443

Marketing, engineering and administrative expenses	72,713	56,886	60,470
Restructuring of operations	254	494	1,188

Earnings from operations	34,716	3,085	19,785

Other income (expense):
Interest income	98	84	207
Interest expense	(1,719)	(2,282)	(2,487)
Other, net	(1,066)	835	540
	(2,687)	(1,363)	(1,740)

Earnings before income taxes and noncontrolling interest	32,029	1,722	18,045

Income taxes	13,064	992	6,257

Net earnings	18,965	730	11,788

Less: Net earnings attributable to noncontrolling interest	(135)	(133)	(286)

Net earnings attributable to Twin Disc	$18,830	$597	$11,502

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$1.66	$0.05	$1.04
Diluted earnings per share attributable to Twin Disc common shareholders	1.64	0.05	1.03

Weighted average shares outstanding data:
Basic shares outstanding	11,319	11,063	11,097
Dilutive stock awards	144	96	97

Diluted shares outstanding	11,463	11,159	11,194

Comprehensive income (loss):
Net earnings	$18,965	$730	$11,788
Foreign currency translation adjustment	19,272	(9,650)	(10,458)
Benefit plan adjustments, net	11,506	(6,414)	(17,908)
Comprehensive income (loss)	49,743	(15,334)	(16,578)
Comprehensive earnings attributable to noncontrolling interest	(135)	(133)	(286)

Comprehensive income (loss) attributable to Twin Disc	$49,608	$(15,467)	$(16,864)

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2011, 2010 and 2009
(In thousands)
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$18,965	$730	$11,788
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	9,904	9,817	9,774
Loss on sale of plant assets	120	261	17
Restructuring of operations	254	494	1,188
Stock compensation expense (benefit)	6,148	507	(2,481)
Provision (benefit) for deferred income taxes	1,354	(1,474)	730
Changes in operating assets and liabilities:
Trade accounts receivable, net	(13,605)	8,181	9,568
Inventories, net	(17,258)	16,338	(1,282)
Other assets	(1,736)	1,177	1,200
Accounts payable	11,839	(191)	(10,890)
Accrued liabilities	6,459	(3,779)	(6,314)
Accrued/prepaid retirement benefits	(8,584)	3,055	(1,692)

Net cash provided by operating activities	13,860	35,116	11,606

Cash flows from investing activities:
Proceeds from sale of plant assets	296	148	20
Capital expenditures	(12,028)	(4,456)	(8,895)
Other, net	(293)	(293)	1,111

Net cash used by investing activities	(12,025)	(4,601)	(7,764)

Cash flows from financing activities:
Proceeds from notes payable	84	86	-
Payments of notes payable	(83)	(690)	(1,653)
(Payment of) proceeds from long-term debt	(1,405)	(18,950)	2,787
Proceeds from exercise of stock options	322	108	110
Acquisition of treasury stock	-	-	(1,813)
Dividends paid to shareholders	(3,411)	(3,133)	(3,105)
Dividends paid to noncontrolling interest	(138)	(160)	(143)
Other	453	(449)	(428)

Net cash used by financing activities	(4,178)	(23,188)	(4,245)

Effect of exchange rate changes on cash	3,488	(1,571)	(778)

Net change in cash	1,145	5,756	(1,181)

Cash:
Beginning of year	19,022	13,266	14,447

End of year	$20,167	$19,022	$13,266

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,520	$2,092	$2,699
Income taxes	10,453	2,832	7,009

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended June 30, 2011, 2010 and 2009
(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2008	$14,693	$142,361	$2,446	($29,854)	$679	$130,325
Net earnings		11,502			286	11,788
Translation adjustments			(10,473)		15	(10,458)
Benefit plan adjustments, net of tax			(17,908)			(17,908)
Adjustment for the change in
measurement date due to the
adoption of SFAS No. 158		(784)				(784)
Cash dividends		(3,105)			(143)	(3,248)
Compensation expense and windfall
tax benefits	840					840
Shares (acquired) issued, net	(2,328)			(402)		(2,730)
Balance at June 30, 2009	13,205	149,974	(25,935)	(30,256)	837	107,825
Net earnings		597			133	730
Translation adjustments			(9,699)		49	(9,650)
Benefit plan adjustments, net of tax			(6,414)			(6,414)
Cash dividends		(3,133)			(160)	(3,293)
Compensation expense and windfall
tax benefits	329					329
Shares (acquired) issued, net	(2,867)			2,659		(208)
Balance at June 30, 2010	10,667	147,438	(42,048)	(27,597)	859	89,319
Net earnings		18,830			135	18,965
Translation adjustments			19,159		113	19,272
Benefit plan adjustments, net of tax			11,506			11,506
Cash dividends		(3,411)			(138)	(3,549)
Compensation expense and windfall
tax benefits	2,219					2,219
Shares (acquired) issued, net	(2,023)			2,345		322
Balance at June 30, 2011	$10,863	$162,857	($11,383)	($25,252)	$969	$138,054

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.  SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

Consolidation Principles--The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly and partially owned domestic and foreign subsidiaries.  Certain foreign subsidiaries are included based on fiscal years ending May 31, to facilitate prompt reporting of consolidated accounts.  The Company also has a noncontrolling interest in a Japanese joint venture, which is consolidated based upon a fiscal year ending March 31.  All significant intercompany transactions have been eliminated.

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses.  The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is included in equity.  Gains and losses from foreign currency transactions are included in earnings.  Included in other income (expense) are foreign currency transaction losses (gains) of $1,141,000, ($571,000) and ($328,000) in fiscal 2011, 2010 and 2009, respectively.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $2,093,000 and $1,792,000 at June 30, 2011 and 2010, respectively.  The Company records an allowance for doubtful accounts provision for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable but not yet clearly associated with a specific customer.  The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions.  The current conditions in the global credit markets may reduce a customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain.  While the Company believes current allowances for doubtful accounts are adequate, it is possible that the adverse impact of the global credit crisis may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and short term borrowings approximate fair value because of the immediate short-term maturity of these financial instruments.  The fair value of the Company’s 6.05% Senior Notes due April 10, 2016 was approximately $19,589,000 and $22,977,000 at June 30, 2011 and 2010, respectively.  The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.81% and 1.00% for fiscal 2011 and 2010, respectively), plus the current add-on related to the Company’s revolving loan agreement (2.00% and 3.00% for fiscal 2011 and 2010, respectively) resulting in a total rate of 2.81% and 4.00% for fiscal 2011 and 2010, respectively.  See Note G, “Debt” for the related book value of this debt instrument.  The Company’s revolving loan agreement approximates fair value at June 30, 2011.

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

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in other income (expense) as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2011 and 2010 was the Euro.  At June 30, 2011 and 2010, the Company had no outstanding forward exchange contracts.

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

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  For property, plant and equipment and other long-lived assets, excluding indefinite-lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists.  If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

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

Goodwill and Other Intangibles-- Goodwill and other indefinite-lived intangible assets, primarily tradenames, are tested for impairment at least annually on the last day of the Company’s fiscal year and more frequently if an event occurs which indicates the asset may be impaired in accordance with the ASC Topic 360-10, “Intangibles – Goodwill and Other.”  If applicable, goodwill and other indefinite-lived intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit.

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

Impairment of goodwill is measured according to a two step approach.  In the first step, the fair value of a reporting unit, as defined, is compared to the carrying value of the reporting unit, including goodwill.  The fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary.  For purposes of the June 30, 2011 impairment analysis, the Company has utilized discounted cash flow analyses.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step, the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Based upon the goodwill impairment review completed at the end of fiscal 2011, which incorporates management’s best estimates of economic and market conditions over the projected period and a weighted-average cost of capital that reflects current market conditions, the fair value of goodwill in each reporting unit exceeded the carrying value and therefore goodwill was not impaired.

The fair value of the Company’s other intangible assets with indefinite lives, primarily tradenames, is estimated using the relief-from-royalty method, which requires assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate.  The Company completed the impairment testing of indefinite-lived intangibles as of June 30, 2011 and concluded there were no impairments.

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

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the extent of the market affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While the Company believes the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  See Note F for activity in the warranty reserve for fiscal 2011 and 2010.

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

Stock-Based Compensation--At June 30, 2011, the Company has several stock-based compensation plans, which are described more fully in Note K, “Stock-Based Compensation.”  The Company accounts for these plans under the recognition and measurement provisions of ASC Topic 718-10, “Compensation-Stock Compensation.”

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a standards update that will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the Company’s fiscal 2013).  This standards update is not expected to have a material impact on the Company’s financial statements.

In May 2011, the FASB issued a standards update which represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement.  This collective effort has resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  This update is to be applied prospectively effective for interim and annual periods beginning after December 15, 2011 (the Company’s third fiscal quarter of 2012).  This standards update is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued a standards update providing guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition.  Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive.  This update was effective for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (July 1, 2010 for the Company) and did not have a material impact on the Company’s financial statements.

B.  INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

	2011	2010
Finished parts	$56,074	$47,051
Work-in-process	18,561	8,998
Raw materials	24,504	16,750

	$99,139	$72,799

Inventories stated on a LIFO basis represent approximately 32% and 22% of total inventories at June 30, 2011 and 2010, respectively.  The approximate current cost of the LIFO inventories exceeded the LIFO cost by $23,020,000 and $24,617,000 at June 30, 2011 and 2010, respectively.

C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

	2011	2010
Land	$ 4,445	$ 3,557
Buildings	42,279	38,512
Machinery and equipment	139,526	123,629

	186,250	165,698
Less: accumulated depreciation	120,459	107,455

	$ 65,791	$ 58,243

Depreciation expense for the years ended June 30, 2011, 2010 and 2009 was $9,110,000, $9,021,000 and $8,766,000, respectively.

D. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2011 and 2010 were as follows (in thousands):

Balance at June 30, 2009	$17,509

Translation adjustment	(1,069)

Balance at June 30, 2010	16,440
Translation adjustment	1,431

Balance at June 30, 2011	$17,871

At June 30, the following acquired intangible assets have defined useful lives and are subject to amortization (in thousands):

	2011	2010

Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056

Accumulated amortization	(7,774)	(6,980)
Translation adjustment	817	211

Total	$ 4,099	$ 4,287

The weighted average remaining useful life of the intangible assets included in the table above is approximately 6 years.

Intangible amortization expense for the years ended June 30, 2011, 2010 and 2009 was $794,000, $796,000 and $1,008,000, respectively.  Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2012	$ 845
2013	786
2014	786
2015	455
2016	302
Thereafter	925

$4,099

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2011 and 2010 are $2,340,000 and $1,981,000, respectively.  These assets are comprised of acquired tradenames.

E.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

	2011	2010
Salaries and wages	$13,976	$ 6,067
Retirement benefits	4,483	6,090
Warranty	4,503	4,829
Customer advances/deferred revenue	7,566	8,240
Accrued income tax	4,350	1,691
Other	6,795	8,628

	$41,673	$35,545

F.  WARRANTY

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

	2011	2010

Reserve balance, July 1	$6,061	$8,028
Current period expense	3,927	3,703
Payments or credits to customers	(4,440)	(5,266)
Translation	474	(404)

Reserve balance, June 30	$6,022	$6,061

The current portion of the warranty accrual ($4,503,000) is reflected in accrued liabilities, while the long-term portion ($1,519,000) is included in other long-term liabilities on the Consolidated Balance Sheets.

G.  DEBT

Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements.  These lines of credit may be withdrawn at the option of the banks.  The following is aggregate borrowing information at June 30 (in thousands):

	2011	2010

Available credit lines	$2,733	$7,716
Unused credit lines	2,733	7,716

Outstanding credit lines	-	-
Notes payable-other	-	-

Total notes payable	$ 0	$ 0

Weighted-average interest
rates on credit lines	4.5%	4.5%

Long-term Debt:

Long-term debt consisted of the following at June 30 (in thousands):

	2011	2010

Revolving loan agreement	$11,300	$ 9,000
10-year unsecured senior notes	17,857	21,429
Secured long-term debt	84	23
Capital lease obligations	19	61
Other long-term debt	439	618

Subtotal	29,699	31,131
Less: current maturities	(3,915)	(3,920)

Total long-term debt	$25,784	$27,211

The Company has a revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”).  During the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 from $35,000,000 and the term was extended to May 31, 2015.  The outstanding balance of $11,300,000 and $9,000,000 at June 30, 2011 and 2010, respectively, is classified as long-term debt.  In accordance with the loan agreement, as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s total funded debt to EBITDA ratio.  The rate was 2.09% and 4.0% at June 30, 2011 and 2010, respectively.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth amount, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of June 30, 2011, the Company was in compliance with these covenants.  Based on its annual financial plan, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2012 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.  As of June 30, 2011, the Company was in compliance with these covenants.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
2012	$ 3,915
2013	3,687
2014	3,623
2015	14,871
2016	3,572
Thereafter	31
$29,699

H.  LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
2012	$ 2,920
2013	1,972
2014	694
2015	362
2016	6
Thereafter	0
$ 5,954

Total rent expense for operating leases approximated $4,103,000, $3,989,000 and $4,136,000 in fiscal 2011, 2010 and 2009, respectively.

I.  SHAREHOLDERS' EQUITY

At June 30, 2011 and 2010, treasury stock consisted of 1,739,574 and 1,901,242 shares of common stock, respectively.  The Company issued 161,668 shares of treasury stock in fiscal 2011, to fulfill its obligations under the stock option plans and restricted stock grants.  The difference between the cost of treasury shares and the option price is recorded in common stock.

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  In fiscal 2009, the Company purchased 250,000 shares of its outstanding common stock at an average price of $7.25 per share for a total cost of $1,812,500.

Cash dividends per share were $0.30, $0.28 and $0.28 in fiscal 2011, 2010 and 2009, respectively.

Effective June 30, 2008, the Company’s Board of Directors established a Shareholder Rights Plan and distributed to shareholders one preferred stock purchase right (a “Right’) for each outstanding share of common stock.  Under certain circumstances, a Right can be exercised to purchase one four-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $125, subject to certain anti-dilution adjustments.  The Rights will become exercisable on the earlier of: (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire from shareholders, beneficial ownership of 15% or more of the outstanding Company’s common stock (or 30% or more in the case of any person or group which currently owns 15% or more of the shares or who shall become the beneficial owner of 15% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an affiliate or an associate of such existing holder or by succeeding such a person as trustee of a trust existing on the Record Date ("Existing Holder")) or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding Common Stock (or 30% or more for an Existing Holder), as such periods may be extended pursuant to the Rights Agreement.  In the event that any person or group becomes an Acquiring Person, each holder of a Right shall thereafter have the right to receive, upon exercise, in lieu of Preferred Stock, common stock of the Company having a value equal to two times the exercise price of the Right.  However, Rights are not exercisable as described in this paragraph until such time as the Rights are no longer redeemable by the Company as set forth below.  Notwithstanding any of the foregoing, if any person becomes an Acquiring Person all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by an Acquiring Person will become null and void.

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

The components of accumulated other comprehensive loss included in equity as of June 30, 2011 and 2010 are as follows (in thousands):

	2011	2010
Translation adjustments	$ 28,097	$ 8,938
Benefit plan adjustments, net of income taxes
of $22,635 and $28,672, respectively	(39,480)	(50,986)
Accumulated other comprehensive loss	$(11,383)	$(42,048)

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

Information about the Company's segments is summarized as follows (in thousands):

	Manufacturing	Distribution	Total

2011

Net sales	$267,630	$128,559	$396,189
Intra-segment sales	12,712	13,289	26,001
Inter-segment sales	56,159	3,636	59,795
Interest income	856	34	890
Interest expense	4,168	66	4,234
Income taxes	18,565	3,233	21,798
Depreciation and amortization	7,605	834	8,439
Net earnings	25,983	6,759	32,742
Assets	271,454	54,028	325,482
Expenditures for segment assets	11,293	334	11,627

2010

Net sales	$183,369	$101,337	$284,706
Intra-segment sales	10,752	12,990	23,742
Inter-segment sales	29,715	3,715	33,430
Interest income	979	21	1,000
Interest expense	4,795	75	4,870
Income taxes	1,475	2,412	3,887
Depreciation and amortization	7,537	873	8,410
Net earnings	400	5,079	5,479
Assets	217,656	53,514	271,170
Expenditures for segment assets	3,714	234	3,948

2009

Net sales	$265,852	$112,323	$378,175
Intra-segment sales	27,001	15,906	42,907
Inter-segment sales	34,003	5,647	39,650
Interest income	1,113	94	1,207
Interest expense	5,669	90	5,759
Income taxes	5,920	3,595	9,515
Depreciation and amortization	7,531	899	8,430
Net earnings	16,602	6,438	23,040
Assets	236,923	61,052	297,975
Expenditures for segment assets	8,267	606	8,873

The following is a reconciliation of reportable segment net sales, net earnings and assets to the Company’s consolidated totals (in thousands):

	2011	2010	2009
Net sales:
Total net sales from reportable segments	$396,189	$284,706	$378,175
Elimination of inter-company sales	(85,796)	(57,172)	(82,557)
Total consolidated net sales	$310,393	$227,534	$295,618

Net earnings attributable to Twin Disc:
Total net earnings from
reportable segments	$ 32,742	$ 5,479	$ 23,040
Other corporate expenses	(13,912)	(4,882)	(11,538)

Total consolidated net earnings
attributable to Twin Disc	$ 18,830	$ 597	$ 11,502

Assets
Total assets for reportable segments	$325,482	$271,170
Corporate assets	(16,362)	(12,114)

Total consolidated assets	$309,120	$259,056

Other significant items (in thousands):

	Segment		Consolidated
	Totals	Adjustments	Totals
2011
Interest income	$ 890	$ (792)	$ 98
Interest expense	4,234	(2,515)	1,719
Income taxes	21,798	(8,734)	13,064
Depreciation and amortization	8,439	1,465	9,904
Expenditures for segment assets	11,627	401	12,028

2010
Interest income	$ 1,000	$ (916)	$ 84
Interest expense	4,870	(2,588)	2,282
Income taxes	3,887	(2,895)	992
Depreciation and amortization	8,410	1,407	9,817
Expenditures for segment assets	3,948	508	4,456

2009
Interest income	$ 1,207	$ (1,000)	$ 207
Interest expense	5,759	(3,272)	2,487
Income taxes	9,515	(3,258)	6,257
Depreciation and amortization	8,430	1,344	9,774
Expenditures for segment assets	8,873	22	8,895

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):

	2011	2010	2009
Net sales
United States Canada	$127,469 44,659	$ 79,301 13,600	$114,540 17,921
Italy	32,063	30,244	47,676
Other countries	106,202	104,389	115,481

Total	$310,393	$227,534	$295,618

Net sales by geographic region are based on product shipment destination.

	2011	2010
Long-lived assets
United States	$ 48,077	$ 42,810
Belgium	8,761	7,785
Switzerland	9,574	7,449
Italy	6,137	6,257
Other countries	613	568

Total	$ 73,162	$ 64,869

There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2011 or fiscal 2010.  One customer, Sewart Supply, Inc. (a distributor of Twin Disc), accounted for approximately 10% of consolidated net sales in fiscal 2009.

K.  STOCK-BASED COMPENSATION

During fiscal 2011, the Company adopted the Twin Disc, Incorporated 2010 Stock Incentive Plan for Non-Employee Directors (the “Directors’ Plan”), a plan to grant non-employee directors equity based awards up to 250,000 shares of common stock, and the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), a plan under which officers and key employees may be granted equity based awards up to 650,000 shares of common stock.  The Directors’ Plan may grant options to purchase shares of common stock, at the discretion of the board, to non-employee directors who are elected or reelected to the board, or who continue to serve on the board.  Such options carry an exercise price equal to the fair market value of the Company’s common stock as of the date of grant, vest immediately, and expire ten years after the date of grant.  Options granted under the Incentive Plan are determined to be non-qualified or incentive stock options as of the date of grant, and may carry a vesting schedule.  For options under the Incentive Plan that are intended to qualify as incentive stock options, if the optionee owns more than 10% of the total combined voting power of the Company’s stock, the price will not be less than 110% of the grant date fair market value and the options expire five years after the date of grant.  There were no incentive options granted to a greater than 10% shareholder during the years presented. There were no options outstanding under the Directors’ Plan and the Incentive Plan as of June 30, 2011.

The Company has 26,400 non-qualified stock options outstanding as of June 30, 2011 under the Twin Disc, Incorporated 2004 Stock Incentive Plan for Non-Employee Directors.  There were no options outstanding under the Twin Disc, Incorporate 2004 Stock Incentive Plan.  Both of these 2004 plans were terminated during 2010, except options then outstanding will remain so until exercised or until they expire.

The Company has 8,200 incentive stock options and 69,000 non-qualified stock options outstanding at June 30, 2011 under the Twin Disc, Incorporated 1998 Incentive Compensation plan and the 1998 Stock Option Plan for Non-employee Directors.  The 1998 plans were terminated during 2004, except that options then outstanding will remain so until exercised or until they expire.

Shares available for future options as of June 30 were as follows:

	2011	2010
2010 Long-Term Incentive Compensation Plan	650,000	-
2010 Stock Incentive Plan for Non-employee Directors	233,512	-
2004 Stock Incentive Plan	-	242,232
2004 Stock Incentive Plan for Non-employee Directors	-	57,600

Stock option transactions under the plans during 2011 were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2011	Price	Life (years)	Value

Non-qualified stock options:
Options outstanding
at beginning of year	141,000	$ 6.99
Granted	-	-
Canceled/expired	(3,200)	5.57
Exercised	(42,400)	7.59

Options outstanding at June 30	95,400	$ 6.76	3.17	$3,054,599

Options exercisable at June 30	95,400	$ 6.76	3.17	$3,054,599

Options price range
($3.25 - $4.98)

Number of shares	69,000

Weighted average price	$ 3.61

Weighted average remaining life	1.83 years

Options price range
($5.73 - $7.19)

Number of shares	3,600

Weighted average price	$ 6.23

Weighted average remaining life	4.00 years

Options price range
($10.01 - $27.55)

Number of shares	22,800

Weighted average price	$ 16.37

Weighted average remaining life	7.11 years

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2011	Price	Life (years)	Value

Incentive stock options:
Options outstanding
at beginning of year	15,800	$ 4.06
Granted	-	-
Canceled/expired	(7,600)	4.38
Exercised	-	-

Options outstanding at June 30	8,200	$ 3.76	1.00	$287,144

Options exercisable at June 30	8,200	$ 3.76	1.00	$287,144

Options price range
($3.76 - $4.98)

Number of shares	8,200

Weighted average price	$ 3.76

Weighted average remaining life	1.00 years

The Company accounts for stock-based compensation in accordance with ASC Topic 718-10, “Compensation – Stock Compensation.”  In addition, the Company computes its windfall tax pool using the shortcut method.  ASC Topic 718-10 requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method.  All options were 100% vested at the adoption of this statement.

During fiscal 2011, 2010 and 2009, 0, 7,200 and 7,200 non-qualified stock options were granted, respectively.  As a result, compensation cost of $0, $44,000 and $31,000 has been recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) for fiscal 2011, 2010 and 2009, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2011, 2010 and 2009 was approximately $630,000, $89,000 and $155,000, respectively.

In fiscal 2011, 2010 and 2009, the Company granted a target number of 98,358, 91,807 and 88,500 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock unit awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 118,030.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the maximum level.  The performance stock unit awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock unit awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 110,168.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2010 at the maximum level.  The performance stock unit awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock unit awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 106,200.  Based upon actual results to date, the Company did not accrue for the performance stock unit awards granted in fiscal 2009. There were 316,698, 233,065 and 141,258 unvested performance stock unit awards outstanding at June 30, 2011, 2010 and 2009, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2011 was $11.02.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense (income) for the year ended June 30, 2011, 2010 and 2009 related to the performance stock unit awards, approximated $4,246,000, $0 and $(852,000), respectively.  At June 30, 2011, the Company had $4,603,000 of unrecognized compensation expense related to the unvested shares that are ultimately expected to vest based upon the probability of achieving threshold performance levels.  The total fair value of performance stock unit awards vested in fiscal 2011, 2010 and 2009 was $0, $0 and $496,000, respectively.  The performance stock unit awards are cash based, and are thus recorded as a liability on the Company’s Consolidated Balance Sheets.  As of June 30, 2011, these awards are included in “Other long-term liabilities” due to the performance periods all exceeding one year.

In fiscal 2011, 2010 and 2009, the Company granted a target number of 72,546, 74,173 and 66,500 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 87,055.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock awards granted in fiscal 2011 at the maximum level.  The performance stock awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 89,008.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock awards granted in fiscal 2010 at the maximum level.  The performance stock awards granted in fiscal 2009 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2011.  The performance stock awards granted in fiscal 2009 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 79,800. Based upon actual results to date, the Company did not accrue for the performance stock awards granted in fiscal 2009.   There were 242,563, 177,983 and 103,810 unvested performance stock awards outstanding at June 30, 2011, 2010 and 2009, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the year ended June 30, 2011, 2010 and 2009, related to performance stock awards, approximated $876,000, $0 and $31,000, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2011 was $10.74.  At June 30, 2011, the Company had $1,048,000 of unrecognized compensation expense related to the unvested shares that are ultimately expected to vest based upon the probability of achieving threshold performance levels.  The total fair value of performance stock awards vested in fiscal 2011, 2010 and 2009 was $0, $0 and $496,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During fiscal 2011, 2010 and 2009, the Company granted 119,268, 109,123 and 17,700 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 237,691, 126,423 and 23,700 unvested shares outstanding at June 30, 2011, 2010 and 2009, respectively.  Compensation expense of $1,026,000, $463,000 and $208,000 was recognized during the year ended June 30, 2011, 2010 and 2009, respectively, related to these service-based awards.  The total fair value of restricted stock grants vested in fiscal 2011, 2010 and 2009 was $133,000, $138,000 and $138,000, respectively.  As of June 30, 2011, the Company had $1,361,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

L.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,475,000, $2,347,000 and $2,636,000 in fiscal 2011, 2010 and 2009, respectively.  Total engineering and development costs were $8,776,000, $7,885,000 and $9,142,000 in fiscal 2011, 2010 and 2009, respectively.

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

In addition to providing pension benefits, the Company provides other postretirement benefits, including healthcare and life insurance benefits for certain domestic retirees.  All employees retiring after December 31, 1992, and electing to continue healthcare coverage through the Company's group plan, are required to pay 100% of the premium cost.

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2011 and 2010 was June 30.  The Company was required to adopt the year end measurement date for its pension and postretirement benefit plans in fiscal 2009 using the prospective method.  Prior to fiscal 2009, the measurement date was March 31.  The adoption of the change in measurement date requirement in fiscal 2009 resulted in a $784,000 charge to retained earnings, net of tax.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations as of June 30 (in thousands):
			Other
	Pension		Postretirement
	Benefits		Benefits
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of year	$125,857	$115,572	$ 22,834	$ 21,985
Service cost	198	292	32	28
Interest cost	6,324	7,282	1,096	1,347
Actuarial loss (gain)	4,523	11,740	(1,038)	1,937
Benefits paid	(10,388)	(9,029)	(2,353)	(2,463)

Benefit obligation, end of year	$126,514	$ 125,857	$ 20,571	$ 22,834

Change in plan assets:
Fair value of assets, beginning of year	$ 76,391	$ 77,517	$ -	$ -
Actual return on plan assets	21,810	7,075	-	-
Employer contribution	9,717	828	2,353	2,463
Benefits paid	(10,388)	(9,029)	(2,353)	(2,463)

Fair value of assets, end of year	$ 97,530	$ 76,391	$ -	$ -

Funded status	$(28,984)	$(49,466)	$(20,571)	$(22,834)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$ 587	$ 319	$ -	$ -
Current liabilities	(130)	(137)	(3,008)	(2,605)
Noncurrent liabilities	(29,441)	(49,648)	(17,563)	(20,229)

Net amount recognized	$(28,984)	$(49,466)	$(20,571)	$(22,834)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$ -	$ -	$ -	$ -
Prior service cost	-	-	(321)	(760)
Actuarial net loss	34,768	45,250	5,033	6,496

Net amount recognized	$ 34,768	$ 45,250	$ 4,712	$ 5,736

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified domestic defined benefit plans are as follows (in thousands):
		Other
	Pension	Postretirement
	Benefits	Benefits
Actuarial net loss	$2,319	$ 930
Prior service cost	-	(509)

Net amount to be recognized	$2,319	$ 421

The accumulated benefit obligation for all defined benefit pension plans was $126,514,000 and $125,857,000 at June 30, 2011 and 2010, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):
	June 30
	2011	2010
Projected and accumulated benefit obligation	$124,328	$123,072
Fair value of plan assets	94,757	73,287

Components of Net Periodic Benefit Cost (in thousands):
	Pension Benefits
	2011	2010	2009
Service cost	$ 198	$ 292	$ 1,266
Interest cost	6,324	7,282	7,082
Expected return on plan assets	(6,096)	(6,052)	(8,947)
Curtailment benefit	-	-	(1,700)
Settlement loss	23	99	-
Amortization of prior service cost	-	-	(718)
Amortization of transition obligation	-	60	69
Amortization of actuarial net loss	3,118	2,637	3,205

Net periodic benefit cost	$ 3,567	$4,318	$ 257

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

	Other Postretirement Benefits
	2011	2010	2009
Service cost	$ 32	$ 28	$ 38
Interest cost	1,096	1,347	1,297
Amortization of prior service cost	(678)	(678)	(679)
Amortization of actuarial net loss	1,124	859	1,228

Net periodic benefit cost	$1,574	$ 1,556	$ 1,884

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2011 (Pre-tax, thousands):
	Pension	Other Postretirement Benefits
Net (loss) gain	($13,738)	$ 1,038
Amortization of prior service benefit	-	(678)
Amortization of net (loss) gain	(3,110)	1,124
Total recognized in other comprehensive income	($16,848)	$ 1,484
Net periodic benefit cost	3,567	1,574
Total recognized in net periodic benefit cost and
other comprehensive income	($13,281)	$ 3,058

Additional Information

Assumptions (as of June 30, 2011 and 2010)
			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used
to determine benefit obligations
at June 30
	2011	2010	2011	2010
Discount rate	5.16%	5.09%	5.16%	5.09%
Expected return on plan assets	8.50%	8.50%

Weighted average assumptions used
to determine net periodic benefit
cost for years ended June 30

	2011	2010	2009	2011	2010	2009
Discount rate	5.09%	6.60%	6.00%	5.09%	6.60%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	NA	5.00%	5.00%

The assumed weighted-average healthcare cost trend rate was 8.0% in 2011, grading down to 5% in 2017.  A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $490,000 and the service and interest cost by approximately $28,000.  A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $439,000 and the service and interest cost by approximately $25,000.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2011 and 2010 by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2011	2010
Equity securities	65%	66%	69%
Debt securities	25%	25%	21%
Real estate	10%	9%	10%

	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above.  The pension plans held 98,211 shares of Company stock with a fair market value of $3,793,891 (4.1 percent of total plan assets) at June 30, 2011 and 168,211 shares with a fair market value of $1,910,877 (2.6 percent of total plan assets) at June 30, 2010.

The plans have a long-term return assumption of 8.50%.  This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories.

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments

Level II	Unadjusted quoted prices in active markets for similar instruments, or

Unadjusted quoted prices for identical or similar instruments in markets that are not active, or

Other inputs that are observable in the market or can be corroborated by observable market data

Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2011 (in thousands):

	Total	Level I	Level II	Level III
Cash and cash equivalents	$ 893	$ 893	$ -	$ -
Equity securities:
U.S. (a)	31,761	31,761	-	-
International (b)	16,211	10,732	5,479	-
Fixed income (c)	21,816	8,993	12,823	-
Group insurance contracts	5,810	-	-	5,810
Real estate	8,671	-	3,411	5,260
Other (d)	12,368	-	-	12,368
Total	$97,530	$52,379	$21,713	$23,438

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

(d)  Other consists of hedged equity.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2011 (in thousands):
	Annuity
	Contracts	Real Estate	Other
Balance – June 30, 2010	$ 3,104	$ 7,213	$ 7,572
Actual return on plan assets:
Relating to assets still held at reporting date	695	832	796
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements, net	2,011	-	4,000
Transfers in and/or out of Level III	-	(2,785)	-

Balance – June 30, 2011	$ 5,810	$ 5,260	$ 12,368

Cash Flows

Contributions

The Company expects to contribute $3,728,000 to its defined benefit pension plans in fiscal 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other Postretirement Benefits
	Pension	Gross	Part D	Net Benefit
	Benefits	Benefits	Reimbursement	Payments
2012	$ 9,707	$3,008	$ -	$3,008
2013	9,787	2,873	-	2,873
2014	9,564	2,298	-	2,298
2015	9,614	2,180	-	2,180
2016	9,619	2,053	-	2,053
Years 2017- 2021	45,537	8,255	-	8,255

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation.  The total expense under the plans was $2,469,000, $2,111,000 and $1,829,000 in fiscal 2011, 2010 and 2009, respectively.

N.  INCOME TAXES

United States and foreign earnings before income taxes and noncontrolling interest were as follows (in thousands):

	2011	2010	2009

United States	$27,914	$ 4,127	$ 8,747
Foreign	4,115	(2,405)	9,298

	$32,029	$ 1,722	$18,045

The provision (benefit) for income taxes is comprised of the following (in thousands):

	2011	2010	2009
Currently payable:
Federal	$ 8,704	$ 490	$ 120
State	373	302	(6)
Foreign	2,633	1,674	5,413

	11,710	2,466	5,527
Deferred:
Federal	(315)	532	1,725
State	(97)	(58)	1
Foreign	1,766	(1,948)	(996)

	1,354	(1,474)
Total provision (benefit)	$13,064	$ 992	$ 6,257

The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).
	2011	2010
Deferred tax assets:
Retirement plans and employee benefits	$24,387	$27,228
Foreign tax credit carryforwards	-	828
AMT credit carryforwards	-	363
Federal tax credits	-	484
State net operating loss and other state credit carryforwards	240	500
Inventory	3,772	2,645
Reserves	1,810	1,558
Research & development capitalization	186	345
Foreign NOL carryforwards	3,379	2,058
Accruals	306	820
Other assets	124	-

	34,204	36,829
Deferred tax liabilities:
Property, plant and equipment	6,704	5,519
Intangibles	6,313	5,403
Other liabilities	361	308

	13,378	11,230

Valuation allowance	(2,751)	(260)
Total net deferred tax assets	$18,075	$25,339

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2011, the Company incurred operating losses in certain foreign jurisdictions where the loss carryforward period is unlimited.  The Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions and concluded that it is more likely than not that all or a portion of the net deferred tax assets will not be realized, therefore, has established a full valuation allowance of $2,751,000 against the balance.  A valuation allowance of $260,000 recorded at June 30, 2010 related to state tax credits has been reversed during the fiscal year ended June 30, 2011, as management believes that it is more likely than not that all state tax credits will be used before they expire.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

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

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2011	2010	2009

U.S. federal income tax at 35%	$11,163	$540	$6,135
Increases (reductions) in tax resulting from:
Foreign tax items	419	587	219
State taxes	129	160	(267)
Valuation allowance	2,491	48	212
Change in prior year estimate	(157)	(216)	(52)
Research & development tax credits	(387)	(184)	(300)
Section 199 deduction	(735)	-	(34)
Other, net	141	57	344
	$13,064	$992	$6,257

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely.  These earnings relate to ongoing operations and were approximately $6.2 million at June 30, 2011.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2003 through 2010 for our major operations in the U.S., Italy, Belgium and Japan.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2012.

The Company has approximately $0.9 million of unrecognized tax benefits as of June 30, 2011, which, if recognized would impact the effective tax rate.  The Company has negotiated a proposed audit settlement in the U.S. for fiscal years 2003 through 2007.  The Company does anticipate that upon final settlement, the net amount of unrecognized tax benefits will decrease by approximately $0.4 million during the next twelve months.  The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits (in thousands):

	June 30, 2011	June 30, 2010
Unrecognized tax benefits, beginning of year	$ 808	$ 797
Additions based on tax positions related to the prior year	6	-
Additions based on tax positions related to the current year	136	116
Reductions based on tax positions related to the prior year	-	-
Subtractions due to statutes closing	(60)	(90)
Settlements with taxing authorities	(37)	(15)
Unrecognized tax benefits, end of year	$ 853	$808

The amounts reflected in this reconciliation do not include interest and penalties totaling $136,000.

O.  CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, are not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

P.  RESTRUCTURING OF OPERATIONS

During the fourth quarter of fiscal 2009, the Company recorded a pre-tax restructuring charge of $948,000 related to a workforce reduction at its Racine, Canadian and Australian operations.  The charge consisted of severance costs for 22 salaried employees and voluntary early retirement charges for an additional 16 manufacturing employees.  During fiscal 2009, the Company made cash payments of $180,000, resulting in an accrual balance at June 30, 2009 of $767,000.  The remainder of this balance was paid during fiscal 2010, resulting in no accrual balance at June 30, 2010 or 2011.

During the fourth quarter of fiscal 2007, the Company recorded a pre-tax restructuring charge of $2,652,000 related to a workforce reduction at its Belgian operation that will allow for improved profitability through targeted outsourcing savings and additional focus on core manufacturing processes.  The charge consisted of prepension costs for 32 employees: 29 manufacturing employees and 3 salaried employees.  This charge was adjusted in the fourth quarter of fiscal 2008, resulting in a pre-tax benefit of $373,000, due to final negotiations primarily related to notice period pay.  Further adjustments were made in the fourth quarter of fiscal 2009 (resulting in a pre-tax expense of $240,000 related to legally required inflationary adjustments to benefits) and fiscal 2010 (resulting in a pre-tax expense of $342,000 primarily related to a Belgian legislation change surrounding the prepension costs and legally required inflationary adjustments).  An additional adjustment was made during the fourth quarter of fiscal 2011, resulting in pre-tax expense of $187,000 related to the annual legally required inflationary adjustments to benefits.  During fiscal 2011 and 2010, the Company made cash payments of $252,000 and $152,000, respectively.  The exchange impact in fiscal 2011 was to increase the accrual by $413,000.  Accrued restructuring costs were $2,663,000 and $2,315,000 at June 30, 2011 and 2010, respectively.

The Company recorded a restructuring charge of $2,076,000 in the fourth quarter of fiscal 2005 as the Company restructured its Belgian operation to improve future profitability.  The charge consists of prepension costs for 37 employees: 33 manufacturing employees and 4 salaried employees.  An adjustment was made in the fourth quarter of fiscal 2010, resulting in a pre-tax expense of $138,000 primarily related to a Belgian legislation change surrounding the prepension costs and legally required inflationary adjustments.  An additional adjustment was made in the fourth quarter of fiscal 2011, resulting in pre-tax expense of $58,000 related to the annual legally required inflationary adjustments to benefits.  During fiscal 2011 and 2010, the Company made cash payments of $220,000 and $192,000, respectively.  The exchange impact in fiscal 2011 was to increase the accrual by $161,000.  Accrued restructuring costs were $944,000 and $945,000 at June 30, 2011 and 2010, respectively.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2011, 2010 and 2009 (in thousands)

		-----------Additions----------
	Balance at	Charged to			Balance at
	Beginning	Costs and	Net		End of
Description	of Period	Expenses	Acquired	Deductions(1)	Period

2011:

Allowance for losses on
accounts receivable	$1,792	$1,078	$ -	$ 777	$2,093

Reserve for inventory
obsolescence	$6,072	$2,157	$ -	$2,010	$6,219

Deferred tax valuation
allowance	$ 260	$2,751	$ -	$ 260	$2,751

2010:

Allowance for losses on
accounts receivable	$ 1,623	$ 412	$ -	$ 243	$1,792

Reserve for inventory
obsolescence	$5,406	$1,401	$ -	$ 735	$6,072

Deferred tax valuation
allowance	$ 212	$ 48	$ -	$ -	$ 260

2009:

Allowance for losses on
accounts receivable	$ 1,219	$ 524	$ -	$ 120	$1,623

Reserve for inventory
obsolescence	$ 4,311	$2,627	$ -	$1,532	$5,406

Deferred tax valuation
allowance	$ -	$ 212	$ -	$ -	$ 212

(1)  Amounts primarily represent accounts receivable written-off and inventory disposed of during the year, along withother adjustments (primarily foreign currency translation adjustments).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2011	TWIN DISC, INCORPORATED

By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 13, 2011	By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, Chief Executive Officer and Director

September 13, 2011	By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Operating Officer and Director

September 13, 2011	By: /s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President-Finance, Chief Financial Officer and Treasurer

September 13, 2011	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller (Chief Accounting Officer)

September 13, 2011	Michael Doar, Director
Malcolm F. Moore, Director
David B. Rayburn, Director
Michael C. Smiley, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ THOMAS E. VALENTYN
Thomas E. Valentyn
General Counsel and Secretary (Attorney in Fact)

EXHIBIT INDEX

TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2011

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

Exhibit 10	Material Contracts	Included Herewith
a)	Director Tenure and Retirement Policy.	X
b)	The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.
c)
The 1998 Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.

d)	The 2004 Stock Incentive Plan as amended (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 20, 2006). File No. 001-07635.
e)	The 2004 Stock Incentive Plan for Non-Employee Directors as amended (Incorporated by reference to Exhibit 99 of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
f)	The 2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on October 15, 2010). File No. 001-07635.
g)
The 2010 Stock Incentive Plan for Non-Employee Directors (Incorporated by reference to Appendix B of the Proxy Statement for the Annual Meeting of Shareholders held on October 15, 2010). File No. 001-07635.

h)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
i)	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
j)	Form of Performance Stock Award Grant Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
k)	Form of Performance Stock Unit Award Grant Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
l)	Form of Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 30, 2008). File No. 001-07635.
m)	Form of Performance Stock Award Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 5, 2009). File No. 001-07635.
n)	Form of Performance Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 5, 2009). File No. 001-07635.
o)	Form of Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 5, 2009). File No. 001-07635.
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

r)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 29, 2010 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.
s)
Form of Performance Stock Award Grant Agreement for targeted award of performance shares on July 28, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 3, 2011). File No. 001-07635.

t)
Form of Performance Stock Unit Award Agreement for targeted award of performance stock units on July 28, 2011 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 3, 2011). File No. 001-07635.

u)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 28, 2011 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 3, 2011). File No. 001-07635.
v)
Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

w)	Pension Promise Agreement between Twin Disc International, S.A. and Henri Claude Fabry (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.
x)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.3, 10.4 and 10.5 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
y)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
z)	Amended and Restated Loan Agreement for $40,000,000 Revolving Credit Dated May 13, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K Dated May 13, 2011). File No. 001-07635.
aa)	Note Agreement for $25,000,000 of 6.05% Senior Notes due April 10, 2016 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated April 12, 2006). File No. 001-07635.
bb)	Amendment 1 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10p of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
cc)	Amendment 2 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10q of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
dd)	Amendment 3 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10w of the Company’s Forms 10-K and 10-K/A for the year ended June 30, 2009). File No. 001-07635.
ee)	Amendment 4 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10x of the Company’s Forms 10-K and 10-K/A for the year ended June 30, 2009). File No. 001-07635.
ff)	Amendment 5 to Note Agreement for 6.05% Senior Notes.	X

Exhibit	Description	Included Herewith
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X