Form 10-K/A
TWIN DISC INC
filed 2011-09-19
CIK 100378

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Twin Disc, Incorporated for the fiscal year ended June 30, 2011 as originally filed with the Securities and Exchange Commission on September 13, 2011 (the “Original Filing”).  This Form 10-K/A amends the Original Filing to include the following exhibits, which were listed at Part IV, Item 15 (a)(3) of the Original Filing but not included therewith:

Exhibit 10a)                      Director Tenure and Retirement Policy
Exhibit 10ff)                      Amendment 5 to Note Agreement for 6.05% Senior Notes

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this Form 10-K/A also includes new certifications required by Rule 13a-14(a) of the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31a and 31b.

Paragraphs 3, 4 and 5 of the certifications have been omitted because the amended filing does not contain any financial statements or other financial information and does not contain or amend disclosures pursuant to Item 307 or 308 of Regulation S-K.

This Form 10-K/A does not reflect events occurring after the Original Filing, does not update disclosures contained in the Original Filing and does not modify or amend the Original Filing except as specifically described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 19, 2011	TWIN DISC, INCORPORATED

By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 19, 2011	By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, Chief Executive Officer and Director

September 19, 2011	By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Operating Officer and Director

September 19, 2011	By: /s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President-Finance, Chief Financial Officer and Treasurer

September 19, 2011	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller (Chief Accounting Officer)

September 19, 2011	Michael Doar, Director
Malcolm F. Moore, Director
David B. Rayburn, Director
Michael C. Smiley, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ THOMAS E. VALENTYN
Thomas E. Valentyn
General Counsel and Secretary (Attorney in Fact)