Form 10-Q
period 2012-02-06
TWIN DISC INC
filed 2012-02-08
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 30, 2011

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
Yes                                No  √

At January 27, 2012, the registrant had 11,429,487 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)
	December 30,	June 30,
	2011	2011
Assets
Current assets:
Cash	$18,621	$20,167
Trade accounts receivable, net	56,933	61,007
Inventories, net	114,981	99,139
Deferred income taxes	5,264	5,765
Other	9,632	9,090
Total current assets	205,431	195,168

Property, plant and equipment, net	65,651	65,791
Goodwill, net	17,204	17,871
Deferred income taxes	14,815	16,480
Intangible assets, net	5,624	6,439
Other assets	7,683	7,371

Total assets	$316,408	$309,120

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,843	$3,915
Accounts payable	35,973	38,372
Accrued liabilities	38,056	41,673
Total current liabilities	77,872	83,960

Long-term debt	37,896	25,784
Accrued retirement benefits	46,527	50,063
Deferred income taxes	3,682	4,170
Other long-term liabilities	4,845	7,089

Total liabilities	170,822	171,066

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	11,604	10,863
Retained earnings	176,467	162,857
Accumulated other comprehensive loss	(19,088)	(11,383)
	168,983	162,337
Less treasury stock, at cost (1,669,981 and 1,739,574 shares, respectively)	24,356	25,252

Total Twin Disc shareholders' equity	144,627	137,085

Noncontrolling interest	959	969

Total equity	145,586	138,054

Total liabilities and equity	$316,408	$309,120

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2011	2010	2011	2010

Net sales	$82,941	$75,160	$164,271	$136,555
Cost of goods sold	53,379	51,403	103,941	92,775

Gross profit	29,562	23,757	60,330	43,780

Marketing, engineering and administrative expenses	20,097	18,639	36,006	33,416

Earnings from operations	9,465	5,118	24,324	10,364

Interest expense	381	440	740	879
Other (income) expense, net	(150)	89	(544)	643
	231	529	196	1,522

Earnings before income taxes and noncontrolling interest	9,234	4,589	24,128	8,842
Income taxes	3,368	529	8,627	2,085

Net earnings	5,866	4,060	15,501	6,757

Less: Net earnings attributable to noncontrolling interest, net of tax	(9)	(26)	(63)	(67)

Net earnings attributable to Twin Disc	$5,857	$4,034	$15,438	$6,690

Dividends per share	$0.08	$0.07	$0.16	$0.14

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.51	$0.36	$1.35	$0.59
Diluted earnings per share attributable to Twin Disc common shareholders	$0.51	$0.35	$1.34	$0.59

Weighted average shares outstanding data:
Basic shares outstanding	11,429	11,334	11,411	11,291
Dilutive stock awards	143	117	144	112
Diluted shares outstanding	11,572	11,451	11,555	11,403

Comprehensive income:
Net earnings	$5,866	$4,060	$15,501	$6,757
Foreign currency translation adjustment	(6,258)	2,830	(8,533)	10,225
Benefit plan adjustments, net	411	567	885	1,120
Comprehensive income	19	7,457	7,853	18,102
Comprehensive income attributable to noncontrolling interest	(9)	(26)	(63)	(67)

Comprehensive income attributable to Twin Disc	$10	$7,431	$7,790	$18,035

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	December 30,	December 31,
	2011	2010

Cash flows from operating activities:
Net earnings	$15,501	$6,757
Adjustments to reconcile net earnings to net cash
(used) provided by operating activities:
Depreciation and amortization	5,311	4,618
Other non-cash changes, net	4,291	3,289
Net change in working capital, excluding cash	(28,157)	(6,181)

Net cash (used) provided by operating activities	(3,054)	8,483

Cash flows from investing activities:
Acquisitions of fixed assets	(6,893)	(2,915)
Proceeds from sale of fixed assets	72	53
Other, net	(293)	(293)

Net cash used by investing activities	(7,114)	(3,155)

Cash flows from financing activities:
Proceeds from notes payable	-	19
Payments of notes payable	(52)	(67)
Proceeds from long-term debt, net	12,122	1,474
Proceeds from exercise of stock options	169	107
Dividends paid to shareholders	(1,828)	(1,586)
Dividends paid to noncontrolling interest	(130)	(139)
Other	(185)	188

Net cash provided (used) by financing activities	10,096	(4)

Effect of exchange rate changes on cash	(1,474)	1,893

Net change in cash	(1,546)	7,217

Cash:
Beginning of period	20,167	19,022

End of period	$18,621	$26,239

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

In June 2011, FASB issued a standards update that will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the Company’s fiscal 2013).  This standards update is not expected to have any impact on the Company’s financial statements, as the Company’s reporting is already compliant with this guidance.

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	December 30,	June 30,
	2011	2011
Inventories:
Finished parts	$63,345	$56,074
Work in process	21,121	18,561
Raw materials	30,515	24,504

	$114,981	$99,139

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and six month periods ended December 30, 2011 and December 31, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2011	2010	2011	2010

Reserve balance, beginning of period	$6,583	$6,782	$6,022	$6,061
Current period expense	317	1,264	1,781	2,971
Payments or credits to customers	(906)	(928)	(1,679)	(2,402)
Foreign currency translation	(111)	(225)	(241)	263

Reserve balance, end of period	$5,883	$6,893	$5,883	$6,893

The current portion of the warranty accrual ($4,046,000) is reflected in accrued liabilities, while the long-term portion ($1,837,000) is included in other long-term liabilities on the Consolidated Balance Sheets.

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

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2011	2010	2011	2010

Manufacturing segment sales	$78,044	$63,527	$149,027	$114,329
Distribution segment sales	29,082	35,737	63,177	64,281
Inter/Intra segment elimination - manufacturing	(22,280)	(17,377)	(41,949)	(31,845)
Inter/Intra segment elimination - distribution	(1,905)	(6,727)	(5,984)	(10,210)

Net sales	$82,941	$75,160	$164,271	$136,555

Manufacturing segment net earnings	$8,276	$4,261	$16,920	$8,416
Distribution segment net earnings	1,065	1,966	3,230	3,196
Corporate and eliminations	(3,484)	(2,193)	(4,712)	(4,922)

Net earnings attributable to Twin Disc	$5,857	$4,034	$15,438	$6,690

	Dec. 30,	June 30,
Assets	2011	2011

Manufacturing segment assets	$284,893	$271,454
Distribution segment assets	54,043	54,028
Corporate assets and elimination
of inter-company assets	(22,528)	(16,362)

	$316,408	$309,120

F.	Stock-Based Compensation

In the first half of fiscal 2012 and 2011, the Company granted a target number of 15,449 and 98,358 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock unit awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 18,539.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2012 at the target level. The performance stock unit awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock unit awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 118,030.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the maximum level.    There were 243,647 and 278,665 unvested stock unit awards outstanding at December 30, 2011 and December 31, 2010, respectively.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and six months ended December 30, 2011, related to the performance stock unit awards, approximated $2,016,000 and $1,051,000 respectively. The compensation expense for the three and six months ended December 31, 2010, related to the performance stock unit awards, approximated $1,002,000 and $1,463,000, respectively.

In the first half of fiscal 2012 and 2011, the Company granted a target number of 15,335 and 72,546 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 18,402.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2012 at the target level.  The performance stock awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 87,055.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the maximum level.  There were 191,398 and 213,219 unvested stock awards outstanding at December 30, 2011 and December 31, 2010, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and six months ended December 30, 2011, related to performance stock awards, approximated $214,000 and $411,000, respectively.  The compensation expense for the three and six months ended December 31, 2010, related to performance stock awards, approximated $126,000 and $391,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first half of fiscal 2012 and 2011, the Company granted 43,620 and 119,268 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 250,323 and 237,691 unvested shares outstanding at December 30, 2011 and December 31, 2010, respectively.  The compensation expense for the three and six months ended December 31, 2011, related to these service-based awards approximated $364,000 and $706,000, respectively.  The compensation expense for the three and six months ended December 30, 2010, related to these service-based awards approximated $259,000 and $452,000, respectively.

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

	Three Months Ended		Six Months Ended
	Dec. 30,	Dec. 31,	Dec. 30,	Dec. 31,
	2011	2010	2011	2010

Pension Benefits:
Service cost	$53	$46	$99	$84
Interest cost	1,517	1,565	3,027	3,121
Expected return on plan assets	(1,928)	(1,524)	(3,847)	(3,037)
Amortization of net loss	580	783	1,160	1,567
Net periodic benefit cost	$222	$870	$439	$1,735

Postretirement Benefits:
Service cost	$10	$8	$21	$16
Interest cost	247	274	493	548
Amortization of net actuarial loss	105	112	210	223
Net periodic benefit cost	$362	$394	$724	$787

The Company expects to contribute approximately $3,728,000 to its pension plans in fiscal 2012.  As of December 30, 2011, $2,043,000 in contributions have been made.

H.	Income Taxes

The effective tax rate for the first half of fiscal 2012 is 35.8%, which is higher than the prior year’s 23.6%.  The effective tax rate for the fiscal 2012 second quarter was 36.5%, compared to the prior year’s tax rate of 11.5%.  The fiscal 2011 rates included a $794,000 benefit due to a favorable adjustment to the deferred tax asset related to the pension liability resulting from the increase in the estimated tax rate from 34% to 35%.  The prior year also included the favorable impact of the reinstatement of the R&D credit ($0.1 million), which was passed into law during the second fiscal quarter of fiscal 2011.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The impact of the Company’s operations in certain foreign jurisdictions is removed from the overall effective tax rate methodology and recorded discretely based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.

The Company has approximately $649,000 of unrecognized tax benefits, excluding related interest and penalties, as of December 30, 2011, which, if recognized, would favorably impact the effective tax rate.  The Company has negotiated a proposed settlement in the U.S. for fiscal years 2006 and 2007.  The Company does anticipate that upon final settlement, the net amount of unrecognized tax benefits will decrease by approximately $89,000 during the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended December 30, 2011, total accrued interest and penalties with respect to income taxes was approximately $60,000 that would favorably affect the effective tax rate if recognized.

There was a $259,000 decrease in the total unrecognized tax benefit due to the settlement of an IRS audit, but no significant change in the expiration of statutes of limitations or for other items during the quarter ended December 30, 2011.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2006 through 2011 for the major operations in the Italy, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2007.  A Canadian tax audit was closed in the quarter with no adjustment.  Other audits currently underway include fiscal 2010 in the U.S. and fiscal 2002 through 2009 in Wisconsin for income tax.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2012.

I.      Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the six months ended December 30, 2011 were as follows (in thousands):

Balance at June 30, 2011	$17,871
Translation adjustment	(667)

Balance at December 30, 2011	$17,204

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of December 30, 2011 and June 30, 2011 were as follows (in thousands):

	December 30,	June 30,
	2011	2011
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(8,191)	(7,774)
Foreign currency translation	593	817

Total	$3,458	$4,099

The weighted average remaining useful life of the intangible assets included in the table above is approximately 6 years.

Intangible amortization expense was $201,000 and $417,000 for the three and six months ended December 30, 2011, respectively, and $202,000 and $401,000 for the three and six months ended December 31, 2010, respectively. Estimated intangible amortization expense for the remainder of fiscal 2012 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2012	$408
2013	732
2014	732
2015	426
2016	284
2017	280

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 30, 2011 and June 30, 2011 are $2,166,000 and $2,340,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at December 30, 2011 and June 30, 2011 consisted of the following (in thousands):

	December 30,	June 30,
	2011	2011

Revolving loan	$23,500	$11,300
10-year unsecured senior notes	17,857	17,857
Other	382	542
Subtotal	41,739	29,699
Less: current maturities and short-term borrowings	(3,843)	(3,915)
Total long-term debt	$37,896	$25,784

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of December 30, 2011, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.36% and 0.81% for December 30, 2011 and June 30, 2011, respectively), plus the current add-on related to the revolving loan agreement (2.00% for December 30, 2011 and June 30, 2011, respectively).  The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $19,512,000 and $19,589,000 at December 30, 2011 and June 30, 2011, respectively.  The Company’s revolving loan agreement approximates fair value at December 30, 2011 and June 30, 2011.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  The Company purchased no shares of its outstanding Common Stock in fiscal 2011 or the first six months of fiscal 2012.

The following is a reconciliation of the Company’s equity balances for the first fiscal six months of 2011 and 2012 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2010	$10,667	$147,438	($42,048)	($27,597)	$859	$89,319

Net income		6,690			67	6,757
Translation adjustments			10,145		80	10,225
Benefit plan adjustments, net of tax			1,120			1,120
Cash dividends		(1,586)			(139)	(1,725)
Compensation expense and
windfall tax benefits	1,030					1,030
Shares (acquired) issued, net	(1,930)			2,037		107
Balance-December 31, 2010	$9,767	$152,542	($30,783)	($25,560)	$867	$106,833

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2011	$10,863	$162,857	($11,383)	($25,252)	$969	$138,054
Net income		15,438			63	15,501
Translation adjustments			(8,590)		57	(8,533)
Benefit plan adjustments, net of tax			885			885
Cash dividends		(1,828)			(130)	(1,958)
Compensation expense and
windfall tax benefits	1,653					1,653
Shares (acquired) issued, net	(912)			896		(16)
Balance-December 30, 2011	$11,604	$176,467	($19,088)	($24,356)	$959	$145,586

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

Results of Operations

(In thousands)
	Three Months Ended				Six Months Ended
	December 30,		December 31,		December 30,		December 31,
	2011	%	2010	%	2011	%	2010	%

Net sales	$82,941		$75,160		$164,271		$136,555
Cost of goods sold	53,379		51,403		103,941		92,775

Gross profit	29,562	35.6%	23,757	31.6%	60,330	36.7%	43,780	32.1%

Marketing, engineering and
administrative expenses	20,097	24.2	18,639	24.8	36,006	21.9	33,416	24.5

Earnings from operations	$9,465	11.4	$5,118	6.8	$24,324	14.8	$10,364	7.6

Comparison of the Second Quarter of FY 2012 with the Second Quarter of FY 2011

Net sales for the second quarter increased 10.4%, or $7.8 million, to $82.9 million from $75.2 million in the same period a year ago.  Compared to the second quarter of fiscal 2011, on average, the Euro and Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign operations was to increase revenues by approximately $0.4 million versus the prior year, before eliminations.  The improvement in sales was the result of strong demand from customers in the oil and gas markets as well as growing demand in our aftermarket, industrial and airport rescue and fire fighting (ARFF) markets.  Stable demand continues from the land- and marine-based military markets.  While overall demand from commercial marine markets continued to improve, sales for the quarter were down slightly compared to the prior period as a result of the timing of shipments to customers.  The mega yacht and pleasure craft marine markets showed modest improvements in shipments and order activity in the second quarter versus the same period a year ago, albeit off of depressed levels.

Sales at our manufacturing segment were up 22.9% versus the same period last year.  Compared to the second quarter of fiscal 2011, on average, the Euro strengthened against the U.S. Dollar.  The net translation effect of this on foreign manufacturing operations was to increase revenues for the manufacturing segment by approximately $0.2 million versus the prior year, before eliminations.  In the current fiscal year’s second quarter, our domestic manufacturing operation saw an increase in sales of 23.3% versus the second fiscal quarter of 2011.  The primary driver for this increase was the sale of transmissions and related products for the oil and gas markets as well as increased commercial marine transmission shipments.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a modest 5.8% increase in sales compared to the prior fiscal year’s second quarter.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, saw a 34.8% increase in sales versus the prior fiscal year’s second quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced an over 16% increase in sales.

Our distribution segment experienced a decrease of 18.6% in sales compared to the second quarter of fiscal 2011.  This decrease was primarily a result of the impact of the Japanese tsunami on the Company’s joint venture in Japan, Twin Disc Nico, which declined 73% from the prior year second quarter.  In the summer months, our joint venture partner’s production facility was impacted by power shortages as well as delayed shipments from suppliers. These issues have been substantially resolved.  Compared to the second quarter of fiscal 2011, on average, the Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $0.2 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore continues to experience strong demand for marine transmission products for use in various commercial applications.  This operation saw a nearly 4% increase in shipments versus the prior fiscal year’s record second quarter.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced flat sales versus the prior fiscal year’s record second quarter.  This operation continues to benefit from the strength in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a nearly 50% decrease in sales due to continued weakness in the global mega yacht market as well as customer requests to delay shipments.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in sales of 13%.

The elimination for net inter/intra segment sales increased $0.1 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased 400 basis points to 35.6% of sales, compared to 31.6% of sales for the same period last year.  Gross profit for fiscal 2012’s second quarter was significantly impacted by higher sales volumes (approximately $3.6 million), a more profitable mix related to the Company’s oil and gas transmission business (approximately $1.0 million), and improved manufacturing efficiency and absorption.  The Company also continues to benefit from the cost reduction and avoidance programs announced in the fourth fiscal quarter of 2009.  As noted above, the majority of the sales volume increase came at the Company’s domestic manufacturing operation, where the Company’s 8500 series transmission for the oil and gas markets is produced.  The growth in sales of this product was the primary driver of the favorable volume and mix benefits experienced in the quarter.  Also favorably impacting gross profit as a percentage of sales, total warranty expense decreased over $0.9 million in fiscal 2012’s second quarter to $0.3 million, despite a 10.4% increase in sales year-over-year, due to improved loss rates and a favorable sales mix.

For the fiscal 2012 second quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 24.2%, compared to 24.8 % for the fiscal 2011 second quarter.  ME&A expenses increased $1.5 million versus the same period last fiscal year.  Stock-based compensation expense increased $1.2 million versus the prior year’s second fiscal quarter, primarily driven by the increase in the Company’s stock price in the second quarter of fiscal 2012.  The net remaining $0.3 million increase primarily relates to increased research and development activities, and higher salaries and wages, partially offset by lower pension expense.

Interest expense of $0.4 million for the quarter was down 13.4% versus last year’s second fiscal quarter.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased 8% to $0.1 million in fiscal 2012’s second quarter.  This decrease can be attributed to an overall decrease in the interest rate on the revolver, partially offset by an increase in the average borrowings year-over-year.  The average borrowing on the revolver, computed monthly, increased to $22.0 million in fiscal 2012’s second quarter, compared to $9.2 million in the same period a year ago.  This increase was driven by the overall increase in working capital levels, primarily driven by an increase in inventory and a net decrease in accounts payable.  The interest rate on the revolver decreased from a flat 4.00% in the prior fiscal year’s second quarter to a range of 1.74% to 2.12% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 17%, at a fixed rate of 6.05%, to $0.3 million, due to a lower remaining principal balance.

Other income of $0.2 million for the quarter ended December 30, 2011 improved from other expense of $0.1 million for the comparable period a year ago.  This improvement is due primarily to favorable foreign currency movements of the Euro, Canadian Dollar and Swiss Franc.

The effective tax rate for the fiscal 2012 second quarter was 36.5%, compared to the prior year’s tax rate of 11.5%.  The fiscal 2011 rate included a $0.8 million benefit due to a favorable adjustment to the deferred tax asset related to the pension liability resulting from the increase in the estimated tax rate from 34% to 35%.  The prior year also included the favorable impact of the reinstatement of the R&D credit of $0.1 million, which was passed into law during the second fiscal quarter of fiscal 2011.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.

Comparison of the First Six Months of FY 2012 with the First Six Months of FY 2011

Net sales for the first six months of fiscal 2012 increased 20.3%, or $27.7 million, to a record $164.3 million from $136.6 million in the same period a year ago.  Compared to the first six months of fiscal 2011, on average, the Euro and Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign operations was to increase revenues by approximately $3.1 million versus the prior year, before eliminations.  The increase in sales for the fiscal 2012 first half was primarily the result of growing demand from customers in the oil and gas market as well as growing demand in our aftermarket, industrial and airport rescue and fire fighting (ARFF) markets.  Stable demand continues from the land- and marine-based military and commercial marine markets.  The mega yacht and pleasure craft marine markets showed modest improvements in shipments and order activity in the first half versus the same period a year ago, albeit off of depressed levels.

Sales at our manufacturing segment were up 30.3% versus the same period last year.  Compared to the first six months of fiscal 2011, on average, the Euro and Swiss Franc strengthened against the U.S. Dollar.  The net translation effect of this on foreign manufacturing operations was to increase revenues for the manufacturing segment by approximately $2.0 million versus the prior year, before eliminations.  In the current fiscal year’s first six months, our domestic manufacturing operation saw the largest growth, with a 33% increase in sales versus the first six months of fiscal 2011.  The primary driver for this increase was the sale of transmissions and related products for the oil and gas markets as well as increased aftermarket shipments.  The Company’s Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht and industrial markets, experienced a 19.6% increase compared to the prior fiscal year’s first six months.  Approximately one-third of this increase can be attributed to favorable foreign currency translation, with another one-third of the increase due to increased shipments of industrial products.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the Global mega yacht market, saw a 29% increase in sales versus the prior fiscal year’s first six months, which was at near recent historical lows.   The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 17.4% increase in sales.

Our distribution segment experienced a slight decrease of 1.7% in sales compared to the first six months of fiscal 2011.  Compared to the first six months of fiscal 2011, on average, the Asian currencies strengthened again the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $2.2 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications.  However, this operation saw a 14.4% decrease in sales versus the prior fiscal year’s record first six months.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a nearly 40% increase in sales due to continued strength in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a decrease in sales of 36% due to continued weakness in the global pleasure craft and mega yacht markets.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of nearly 15%, due to improving market conditions, including sales of components parts for the Company’s new Express Joystick System® that were shipped in the first quarter of fiscal 2012.

The elimination for net inter/intra segment sales increased $5.8 million, including an unfavorable exchange movement of $1.1 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased nearly 460 basis points to 36.7% of sales, compared to 32.1% of sales for the same period last year.  Gross profit for fiscal 2012’s first six months was significantly impacted by higher sales volumes (approximately $12.8 million) and a more profitable mix related to the Company’s oil and gas transmission business (approximately $2.1 million).  The Company also continues to benefit from the cost reduction and avoidance programs announced in the fourth fiscal quarter of 2009.  As noted above, the majority of the sales volume increase came at the Company’s domestic manufacturing operation, where the Company’s 8500 series transmission for the oil and gas markets is produced.  The growth in sales of this product was the primary driver of the favorable volume and mix benefits experienced in the first six months.  Also favorably impacting gross profit as a percentage of sales, total warranty expense decreased $1.2 million, or 40%, to $1.8 million in the first six months of fiscal 2012 compared to the same period a year ago, despite a 20.3% increase in sales year-over-year, due to improved loss rates and a favorable sales mix.

Year-to-date, ME&A expenses, as a percentage of sales, were 21.9%, compared to 24.5 % for the fiscal 2011 first six months.  For the fiscal 2012 first half, ME&A expenses increased $2.6 million versus the same period last fiscal year.  Stock based compensation expense in the fiscal 2012 first half of $2.4 million increased $0.1 million versus the same period a year ago.  Year-to-date, movements in foreign exchange rates increased ME&A expenses by $1 million versus the comparable period a year ago.  The net remaining increase of $1.5 million primarily relates to increased research and development activities, and higher salaries and wages, partially offset by lower pension expense.

Interest expense of $0.7 million for the first six months was down 15.9% versus last fiscal year’s first six months. Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased 15% to $0.2 million in fiscal 2012’s first six months versus the same period a year ago.  This decrease can be attributed to an overall decrease in the interest rate on the revolver, partially offset by an increase in the average borrowings year-over-year.  The average borrowing on the revolver, computed monthly, increased to $17.9 million in fiscal 2012’s first six months, compared to $9.2 million in the same period a year ago.  This increase was driven by the overall increase in working capital levels, primarily driven by an increase in inventory and a net decrease in accounts payable.  The interest rate on the revolver decreased from a flat 4.00% in the prior fiscal year’s first half to a range of 1.74% to 2.12% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 17%, at a fixed rate of 6.05%, to $0.5 million, due to a lower remaining principal balance.

The effective tax rate for the first half of fiscal 2012 is 35.8%, which is higher than the prior year’s 23.6%.  The fiscal 2011 rate included a $0.8 million benefit due to a favorable adjustment to the deferred tax asset related to the pension liability resulting from the increase in the estimated tax rate from 34% to 35%.  The prior year also included the favorable impact of the reinstatement of the R&D credit of $0.1 million, which was passed into law during the second fiscal quarter of fiscal 2011.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.

Financial Condition, Liquidity and Capital Resources

Comparison between December 30, 2011 and June 30, 2011

As of December 30, 2011, the Company had net working capital of $127.6 million, which represents an increase of $16.4 million, or 14.7%, from the net working capital of $111.2 million as of June 30, 2011.

Cash decreased $1.6 million to $18.6 million as of December 30, 2011, versus $20.2 million as of June 30, 2011.  The majority of the cash as of December 30, 2011 is at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $56.9 million were down $4.1 million, or 6.7%, when compared to last fiscal year-end.  The impact of foreign currency translation was to decrease accounts receivable by $2.7 million versus June 30, 2011.  The net remaining decrease is consistent with the sales volume decrease versus the fourth quarter of fiscal 2011.  Historically, the fourth fiscal quarter generally is the strongest sales quarter of the fiscal year.

Net inventory increased by $15.8 million versus June 30, 2011 to $115.0 million.  The impact of foreign currency translation was to decrease net inventory by $5.1 million versus June 30, 2011.  After adjusting for the impact of foreign currency translation, the net increase of $20.9 million primarily came at the Company’s domestic manufacturing location and was driven by increased production volume and order activity.  On a consolidated basis, as of December 30, 2011, the Company’s backlog of orders to be shipped over the next six months approximates $148.6 million, compared to $146.9 million at June 30, 2011 and $118.8 million at December 31, 2010.  The majority of the increase is being experienced at the Company’s domestic manufacturing location.  As a percentage of six month backlog, inventory has increased slightly from 67% at June 30, 2011 to 77% at December 30, 2011.  The primary driver of the recent increase in inventory as a percentage of six month backlog is the growth in inventory to support the new 7500 series transmission for the oil and gas markets, as the Company ramps up production over the second half of the fiscal year.

Net property, plant and equipment (PP&E) decreased $0.1 million versus June 30, 2011.  This includes the addition of $6.9 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was partially offset by depreciation of $4.9 million.  The net remaining decrease is due to foreign currency translation effects.  In total, the Company expects to invest between $15 and $20 million in capital assets in fiscal 2012.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2011, the Company spent $12.0 million for capital expenditures, up from $4.5 million and $8.9 million in fiscal years 2010 and 2009, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of December 30, 2011 of $36.0 million were down $2.4 million, or 6.3%, from June 30, 2011.  The impact of foreign currency translation was to decrease accounts payable by $1.7 million versus June 30, 2011.  The net remaining decrease in accounts payable was primarily driven by the payment of invoices for capital items acquired in the fourth fiscal quarter of fiscal 2011.

Total borrowings and long-term debt as of December 30, 2011 increased by $12.0 million, or roughly 41%, to $41.7 million versus June 30, 2011.  This increase was driven by the overall increase in working capital levels, primarily driven by an increase in inventory and a net decrease in accounts payable.  In addition, the Company made payments for its annual incentive program in the first fiscal quarter of 2012 based on the achievement of fiscal 2011 targets.

Total equity increased $7.5 million, or 5%, to $145.6 million as of December 30, 2011.  Retained earnings increased by $13.6 million.  The net increase in retained earnings included $15.4 million in net earnings attributable to Twin Disc for the first six months offset by $1.8 million in dividend payments.  Net unfavorable foreign currency translation of $8.5 million was reported.  The net remaining movement of $2.4 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans of $0.89 million along with changes in Treasury Stock.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at December 30, 2011, and a maximum total funded debt to EBITDA ratio of 3.0 at December 30, 2011.  As of December 30, 2011, the Company was in compliance with these covenants with a four quarter EBITDA total of $59,361,000 and a funded debt to EBITDA ratio of 0.70.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of December 30, 2011 the minimum equity requirement was $113,830,000 compared to an actual result of $178,627,000 after all required adjustments.  The outstanding balance of $23,500,000 and $11,300,000 at December 30, 2011 and June 30, 2011, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.77% and 2.09% at December 30, 2011 and June 30, 2011, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $17,857,143 at December 30, 2011 and June 30, 2011, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at December 30, 2011 and June 30, 2011, respectively.  The remaining $14,287,714 is classified as long-term debt.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

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

The Company’s total funded debt as of December 30, 2011 and June 30, 2011 was equal to the total debt reported on the Company’s December 30, 2011 and June 30, 2011 Condensed Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended December 30, 2011:

Four Quarter EBITDA Reconciliation
Net Earnings	$27,578,000
Depreciation & Amortization	10,597,000
Interest Expense	1,580,000
Income Taxes	19,606,000
Four Quarter EBITDA	$59,361,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$41,739,000
Divided by: Four Quarter EBITDA	59,361,000
Total Funded Debt to Four Quarter EBITDA	0.70

As of December 30, 2011, the Company was in compliance with all of the covenants described above.  Based on its annual and long range financial plans as well as the recent, significant increase in the Company’s order backlog, the Company does not expect to violate any of its financial covenants over the course of the next year.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2011 for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $16.5 million of available borrowings on our $40 million revolving loan agreement as of December 30, 2011, and expects to continue to generate enough cash from operations to meet our operating and investing needs.  As of December 30, 2011, the Company also had cash of $18.6 million, primarily at its overseas operations.  These funds, with some restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2012, the Company expects to contribute $3,728,000 to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2012, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.  As of December 30, 2011, $2,043,000 in contributions have been made.

As of December 30, 2011, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$23,500		$23,500
Long-term debt	$18,239	$3,843	$7,226	$7,143	$27
Operating leases	$5,954	$2,920	$2,666	$368
Total obligations	$47,693	$6,763	$33,392	$7,511	$27

The table above does not include tax liabilities related to uncertain income tax positions totaling $649,000, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2012 contributions to all defined benefit plans will total $3,728,000.  As of December 30, 2011, $2,043,000 in contributions have been made.

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

In June 2011, FASB issued a standards update that will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the Company’s fiscal 2013).  This standards update is not expected to have any impact on the Company’s financial statements, as the Company’s reporting is already compliant with this guidance.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $40,000,000 revolving loan agreement expiring May 31, 2015, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 30, 2011 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $42,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk - The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $172,000 as of December 30, 2011.  These awards were valued based upon the average of the high and low of the Company’s December 30, 2011 stock price of $36.70.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 20% of the Company’s revenues in the six months ended December 30, 2011 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 70% was denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2012 and 2011 was the Euro.  The Company had no outstanding forward exchange contracts at December 30, 2011 or June 30, 2011.

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

(b)           Changes in Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  During the first quarter of fiscal 2012, the Company implemented a new enterprise resource planning (ERP) system at its Belgian manufacturing operation.  As a result of the implementation, the Company initiated a process to review and redesign, as necessary, the controls impacted by the new ERP system, which was substantially completed by the end of the second fiscal quarter.  Further testing and validation of the revised controls will continue through the third quarter.  Despite the process to review, redesign and test controls, as necessary, management believes adequate disclosure controls and procedures remained in place during the quarter covered by this report.

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

There were no securities of the Company sold by the Company during the six months ended December 30, 2011, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Oct. 1, 2011 – Oct. 28, 2011	0	NA	0	250,000

Oct. 29, 2011 – Nov. 25, 2011	0	NA	0	250,000

Nov. 26, 2011 – Dec. 30, 2011	0	NA	0	250,000

Total	0		0

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 8, 2012	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer