Form 10-Q
period 2012-05-09
TWIN DISC INC
filed 2012-05-09
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 30, 2012

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
Yes                                No  √

At April 27, 2012, the registrant had 11,429,487 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)
	March 30,	June 30,
	2012	2011
Assets
Current assets:
Cash	$17,628	$20,167
Trade accounts receivable, net	67,675	61,007
Inventories, net	117,749	99,139
Deferred income taxes	5,942	5,765
Other	9,523	9,090
Total current assets	218,517	195,168

Property, plant and equipment, net	67,161	65,791
Goodwill, net	17,332	17,871
Deferred income taxes	9,159	16,480
Intangible assets, net	5,514	6,439
Other assets	7,678	7,371

Total assets	$325,361	$309,120

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,789	$3,915
Accounts payable	30,986	38,372
Accrued liabilities	38,637	41,673
Total current liabilities	73,412	83,960

Long-term debt	41,319	25,784
Accrued retirement benefits	45,261	50,063
Deferred income taxes	3,660	4,170
Other long-term liabilities	4,478	7,089

Total liabilities	168,130	171,066

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	12,181	10,863
Retained earnings	184,831	162,857
Accumulated other comprehensive loss	(16,430)	(11,383)
	180,582	162,337
Less treasury stock, at cost (1,669,981 and 1,739,574 shares, respectively)	24,356	25,252

Total Twin Disc shareholders' equity	156,226	137,085

Noncontrolling interest	1,005	969

Total equity	157,231	138,054

Total liabilities and equity	$325,361	$309,120

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 30,	Mar. 25,	Mar. 30,	Mar. 25,
	2012	2011	2012	2011

Net sales	$95,490	$76,471	$259,761	$213,026
Cost of goods sold	62,434	48,689	166,375	141,464

Gross profit	33,056	27,782	93,386	71,562

Marketing, engineering and administrative expenses	17,746	17,054	53,752	50,470

Earnings from operations	15,310	10,728	39,634	21,092

Interest expense	389	430	1,129	1,309
Other expense (income), net	71	193	(473)	836
	460	623	656	2,145

Earnings before income taxes and noncontrolling interest	14,850	10,105	38,978	18,947
Income taxes	5,412	5,563	14,039	7,648

Net earnings	9,438	4,542	24,939	11,299

Less: Net (earnings) loss attributable to noncontrolling interest, net of tax	(45)	6	(108)	(61)

Net earnings attributable to Twin Disc	$9,393	$4,548	$24,831	$11,238

Dividends per share	$0.09	$0.08	$0.25	$0.22

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.82	$0.40	$2.18	$0.99
Diluted earnings per share attributable to Twin Disc common shareholders	$0.81	$0.40	$2.15	$0.98

Weighted average shares outstanding data:
Basic shares outstanding	11,426	11,344	11,410	11,308
Dilutive stock awards	146	130	145	117
Diluted shares outstanding	11,572	11,474	11,555	11,425

Comprehensive income:
Net earnings	$9,438	$4,542	$24,939	$11,299
Foreign currency translation adjustment	2,241	4,551	(6,292)	14,776
Prior service credit, net	(80)	(107)	(240)	(321)
Net actuarial loss, net	498	652	1,543	1,986
Comprehensive income	12,097	9,638	19,950	27,740
Comprehensive (income) loss attributable to noncontrolling interest	(45)	6	(108)	(61)

Comprehensive income attributable to Twin Disc	$12,052	$9,644	$19,842	$27,679

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 30,	March 25,
	2012	2011

Cash flows from operating activities:
Net earnings	$24,939	$11,299
Adjustments to reconcile net earnings to net cash
(used) provided by operating activities:
Depreciation and amortization	8,010	6,983
Other non-cash changes, net	4,557	5,537
Net change in working capital, excluding cash	(41,315)	(19,753)

Net cash (used) provided by operating activities	(3,809)	4,066

Cash flows from investing activities:
Capital expenditures	(10,560)	(4,099)
Proceeds from sale of fixed assets	95	58
Other, net	(293)	(293)

Net cash used by investing activities	(10,758)	(4,334)

Cash flows from financing activities:
Proceeds from notes payable	-	19
Payments of notes payable	(109)	(82)
Proceeds (payments) of long-term debt, net	15,543	(352)
Proceeds from exercise of stock options	169	203
Dividends paid to shareholders	(2,857)	(2,494)
Dividends paid to noncontrolling interest	(130)	(137)
Other	350	223

Net cash provided (used) by financing activities	12,966	(2,620)

Effect of exchange rate changes on cash	(938)	2,365

Net change in cash	(2,539)	(523)

Cash:
Beginning of period	20,167	19,022

End of period	$17,628	$18,499

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

Revision of Prior Period Financial Statements

In the third quarter of the fiscal 2012, the Company identified a prior period error in their first and second quarter 2012 condensed consolidated financial statements related to the cash flow statement classification of the windfall tax benefit related to stock-based compensation.  The windfall tax benefit in the first and second quarter of fiscal 2012 was reflected in operating activities rather than financing activities in the condensed consolidated cash flow statement.  There was no impact of the error on the statement of operations.  In evaluating whether the Company's previously issued condensed consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification ("ASC") Topic 250, Accounting Changes and Error Corrections and ASC Topic 250-10-S99-1, Assessing Materiality.  The Company concluded this error was not material individually or in the aggregate to any of the prior period reporting periods.  The revision for the correction is reflected in the financial information herein and will be reflected in future filings containing affected financial information.  The impact of these revisions on the Condensed Consolidated Statements of Cash Flows for previously filed 2012 Form 10-Q's is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September30, 2011		December 30, 2011
	As Reported	As Revised	As Reported	As Revised
Cash flows from operating activities:
Other non-cash changes, net	$2,950	$2,505	$4,291	$3,756
Net cash used by operating activities	(1,196)	(1,641)	(3,054)	(3,589)

Cash flows from financing activities:
Other	(183)	262	(185)	350
Net cash provided by financing activities	10,051	10,496	10,096	10,631

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

In May 2011, the FASB issued a standards update which represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement.  This collective effort has resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  This update is to be applied prospectively effective for interim and annual periods beginning after December 15, 2011 (the Company’s third fiscal quarter of 2012).  This standards update did not have a material impact on the Company’s financial statements.

B.	Inventory

The major classes of inventories were as follows (in thousands):

	March 30,	June 30,
	2012	2011
Inventories:
Finished parts	$63,697	$56,074
Work in process	22,769	18,561
Raw materials	31,283	24,504

	$117,749	$99,139

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and nine month periods ended March 30, 2012 and March 25, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 30,	Mar. 25,	Mar. 30,	Mar. 25,
	2012	2011	2012	2011

Reserve balance, beginning of period	$5,883	$6,893	$6,022	$6,061
Current period expense	1,044	291	2,825	3,262
Payments or credits to customers	(1,077)	(1,306)	(2,756)	(3,708)
Foreign currency translation	52	130	(189)	393

Reserve balance, end of period	$5,902	$6,008	$5,902	$6,008

The current portion of the warranty accrual ($4,016,000) is reflected in accrued liabilities, while the long-term portion ($1,886,000) is included in other long-term liabilities on the Consolidated Balance Sheets.

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

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 30,	Mar. 25,	Mar. 30,	Mar. 25,
	2012	2011	2012	2011

Manufacturing segment sales	$86,659	$67,253	$235,686	$181,582
Distribution segment sales	30,990	29,195	94,166	93,476
Inter/Intra segment elimination - manufacturing	(20,068)	(17,179)	(62,017)	(49,024)
Inter/Intra segment elimination - distribution	(2,091)	(2,798)	(8,074)	(13,008)

Net sales	$95,490	$76,471	$259,761	$213,026

Manufacturing segment net earnings	$9,441	$4,965	$26,360	$13,381
Distribution segment net earnings	2,058	1,567	5,287	4,763
Corporate and eliminations	(2,106)	(1,984)	(6,816)	(6,906)

Net earnings attributable to Twin Disc	$9,393	$4,548	$24,831	$11,238

	Mar. 30,	June 30,
Assets	2012	2011

Manufacturing segment assets	$292,905	$271,454
Distribution segment assets	57,826	54,028
Corporate assets and elimination
of inter-company assets	(25,370)	(16,362)

	$325,361	$309,120

F.	Stock-Based Compensation

In the first nine months of fiscal 2012 and 2011, the Company granted a target number of 15,449 and 98,358 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock unit awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 18,539.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2012 at the target level.  The performance stock unit awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock unit awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 118,030.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the maximum level.  There were 243,647 and 278,665 unvested stock unit awards outstanding at March 30, 2012 and March 25, 2011, respectively.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation (income) expense for the three and nine months ended March 30, 2012, related to the performance stock unit awards, approximated $(963,000) and $88,000 respectively. The compensation expense for the three and nine months ended March 25, 2011, related to the performance stock unit awards, approximated $567,000 and $2,030,000, respectively.

In the first nine months of fiscal 2012 and 2011, the Company granted a target number of 15,335 and 72,546 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 18,402.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock awards granted in fiscal 2012 at the target level.  The performance stock awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 87,055.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock awards granted in fiscal 2011 at the maximum level.  There were 191,398 and 213,219 unvested stock awards outstanding at March 30, 2012 and March 25, 2011, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and nine months ended March 30, 2012, related to performance stock awards, approximated $214,000 and $625,000, respectively.  The compensation expense for the three and nine months ended March 25, 2011, related to performance stock awards, approximated $126,000 and $517,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first nine months of fiscal 2012 and 2011, the Company granted 43,620 and 119,268 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 250,323 and 237,691 unvested shares outstanding at March 30, 2012 and March 25, 2011, respectively.  The compensation expense for the three and nine months ended March 30, 2012, related to these service-based awards approximated $364,000 and $1,070,000, respectively. The compensation expense for the three and nine months ended March 25, 2011, related to these service-based awards approximated $289,000 and $741,000, respectively.

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

	Three Months Ended		Nine Months Ended
	Mar. 30,	Mar. 25,	Mar. 30,	Mar. 25,
	2012	2011	2012	2011

Pension Benefits:
Service cost	$53	$46	$152	$130
Interest cost	1,516	1,566	4,543	4,687
Expected return on plan assets	(1,927)	(1,525)	(5,775)	(4,562)
Amortization of net loss	580	783	1,740	2,350
Net periodic benefit cost	$222	$870	$660	$2,605

Postretirement Benefits:
Service cost	$10	$8	$31	$24
Interest cost	245	274	738	822
Amortization of net actuarial loss	106	111	316	334
Net periodic benefit cost	$361	$393	$1,085	$1,180

The Company expects to contribute approximately $3,728,000 to its pension plans in fiscal 2012.  As of March 30, 2012, $2,722,000 in contributions have been made.

H.	Income Taxes

The effective tax rate for the first nine months of fiscal 2012 is 36.0%, which is lower than the prior year’s 40.5%.  The effective tax rate for the fiscal 2012 third quarter was 36.5%, compared to the prior year’s tax rate of 55.0%.  The fiscal 2011 rates included a $794,000 benefit due to a favorable adjustment to the deferred tax asset in the prior year second quarter related to the pension liability resulting from the increase in the estimated tax rate from 34% to 35%.  The fiscal 2011 rates included the recording of a valuation allowance against the net deferred tax assets of certain foreign jurisdictions in the prior year third quarter.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.

During the third quarter of fiscal 2012, the Company completed and filed its 2011 Federal and State income tax returns.  Subsequently, the Company completed its return-to-provision reconciliation to determine differences between positions taken per the year-end fiscal 2011 book tax provision and the actual positions taken per the 2011 returns.  This reconciliation identified an error in the fiscal 2011 tax provision, which resulted in overstating fiscal 2011 earnings by $608,000.  To correct this error, the Company increased tax expense by $608,000 in the third quarter of fiscal 2012.  This adjustment was effectively offset by normal provision to return adjustments in the quarter, resulting in a minimal impact on the effective tax rate.

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

The Company has approximately $560,000 of unrecognized tax benefits, excluding related interest and penalties, as of March 30, 2012, which, if recognized, would favorably impact the effective tax rate.  The Company finalized the settlement of a U.S. income tax audit for fiscal years 2006 and 2007 during the quarter, resulting in a decrease of $89,000 in the net amount of unrecognized tax benefits.  The Company does not anticipate any material changes to this amount during the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the quarter ended March 30, 2012, total accrued interest and penalties with respect to income taxes was approximately $41,000 that would favorably affect the effective tax rate if recognized.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2006 through 2011 for the major operations in the Italy, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2007.  Audits currently underway include fiscal 2010 through 2011 in Belgium, fiscal 2010 in the U.S. and fiscal 2002 through 2009 in Wisconsin for income tax.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2012.

I.      Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the nine months ended March 30, 2012 were as follows (in thousands):

Balance at June 30, 2011	$17,871
Translation adjustment	(539)

Balance at March 30, 2012	$17,332

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of March 30, 2012 and June 30, 2011 were as follows (in thousands):

	March 30,	June 30,
	2012	2011
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(8,388)	(7,774)
Foreign currency translation	640	817

Total	$3,308	$4,099

The weighted average remaining useful life of the intangible assets included in the table above is approximately 6 years.

Intangible amortization expense was $197,000 and $614,000 for the three and nine months ended March 30, 2012, respectively, and $182,000 and $583,000 for the three and nine months ended March 25, 2011, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2012 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2012	$200
2013	745
2014	745
2015	432
2016	288
2017	284

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 30, 2012 and June 30, 2011 are $2,206,000 and $2,340,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at March 30, 2012 and June 30, 2011 consisted of the following (in thousands):

	March 30,	June 30,
	2012	2011

Revolving loan	$26,950	$11,300
10-year unsecured senior notes	17,857	17,857
Other	301	542
Subtotal	45,108	29,699
Less: current maturities and short-term borrowings	(3,789)	(3,915)
Total long-term debt	$41,319	$25,784

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of March 30, 2012, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.51% and 0.81% for March 30, 2012 and June 30, 2011, respectively), plus the current add-on related to the revolving loan agreement (1.50% for March 30, 2012 and 2.00% for June 30, 2011, respectively).  The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $19,299,000 and $19,589,000 at March 30, 2012 and June 30, 2011, respectively.  The Company’s revolving loan agreement approximates fair value at March 30, 2012 and June 30, 2011.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  The Company purchased no shares of its outstanding Common Stock in fiscal 2011 or the first nine months of fiscal 2012.

The following is a reconciliation of the Company’s equity balances for the first fiscal nine months of 2011 and 2012 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2010	$10,667	$147,438	($42,048)	($27,597)	$859	$89,319

Net income		11,238			61	11,299
Translation adjustments			14,661		115	14,776
Benefit plan adjustments, net of tax			1,665			1,665
Cash dividends		(2,494)			(137)	(2,631)
Compensation expense and
windfall tax benefits	1,482					1,482
Shares (acquired) issued, net	(1,979)			2,182		203
Balance-March 25, 2011	$10,170	$156,182	($25,722)	($25,415)	$898	$116,113

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2011	$10,863	$162,857	($11,383)	($25,252)	$969	$138,054
Net income		24,831			108	24,939
Translation adjustments			(6,350)		58	(6,292)
Benefit plan adjustments, net of tax			1,303			1,303
Cash dividends		(2,857)			(130)	(2,987)
Compensation expense and
windfall tax benefits	2,230					2,230
Shares (acquired) issued, net	(912)			896		(16)
Balance-March 30, 2012	$12,181	$184,831	($16,430)	($24,356)	$1,005	$157,231

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

Results of Operations

(In thousands)
	Three Months Ended				Nine Months Ended
	March 30,		March 25,		March 30,		March 25,
	2012	%	2011	%	2012	%	2011	%

Net sales	$95,490		$76,471		$259,761		$213,026
Cost of goods sold	62,434		48,689		166,375		141,464

Gross profit	33,056	34.6%	27,782	36.3%	93,386	36.0%	71,562	33.6%

Marketing, engineering and
administrative expenses	17,746	18.6	17,054	22.3	53,752	20.7	50,470	23.7

Earnings from operations	$15,310	16.0	$10,728	14.0	$39,634	15.3	$21,092	9.9

Comparison of the Third Quarter of FY 2012 with the Third Quarter of FY 2011

Net sales for the third quarter increased 24.9%, or $19.0 million, to $95.5 million from $76.5 million in the same period a year ago.  Compared to the third quarter of fiscal 2011, on average, the Euro and Asian currencies weakened against the U.S. Dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $0.3 million versus the prior year, before eliminations.  The improvement in sales was the result of strong demand from customers in the oil and gas markets.  Stable to slightly increased sales continued in a majority of the Company’s other markets, including aftermarket, industrial, airport rescue and fire fighting (ARFF), land- and marine-based military, and commercial marine.  Pleasure craft markets continue at depressed levels, largely impacting the Company’s European operations.

Sales at our manufacturing segment were up 28.9%, or $19.4 million, versus the same period last year.  Compared to the third quarter of fiscal 2011, on average, the Euro weakened against the U.S. Dollar.  The net translation effect of this on foreign manufacturing operations was to decrease revenues for the manufacturing segment by approximately $0.5 million versus the prior year, before eliminations.  In the current fiscal year’s third quarter, our domestic manufacturing operation saw the largest growth, with a nearly 39% increase in sales versus the third fiscal quarter of 2011.  The primary drivers for this increase were the sale of transmissions and related products for the oil and gas market, and increased commercial marine transmission shipments.  The Company’s Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht market, experienced decreases, with a nearly 9% decrease in sales compared to the prior fiscal year’s third quarter.  The softness in the European mega yacht market was only partially offset by continued growth in the Company’s industrial product shipments.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, saw a 25% increase in sales versus the prior fiscal year’s third quarter, as this operation continued to improve on its past due backlog.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a nearly 30% decrease in sales, primarily due to the rescheduling of customer shipments.

Our distribution segment, buoyed by continued strength in Asian markets, experienced an increase of 6%, or $1.8 million, in sales compared to the third quarter of fiscal 2011.  Compared to the third quarter of fiscal 2011, on average, the Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $0.3 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore experienced strength in demand for marine transmission products for use in various commercial applications, as well as growth in shipments for land-based transmission products.  This operation saw a 43% increase in sales versus the prior fiscal year’s third quarter record levels.  Third quarter sales for the Singapore operation, which operates as the Company’s master distributor for Asia, represented an all-time quarterly sales record.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease of 23% in its sales, from the prior fiscal year’s record third quarter, due to a slowdown in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a nearly 10% decrease in sales due to continued weakness in the global mega yacht market.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of 15%, due to improved market conditions, including sales of component parts for the Company’s new Express Joystick System®.

The elimination for net inter/intra segment sales increased $2.2 million accounting for the remainder of the net change in sales versus the same period last year.  This increase represents an increase in shipments from the domestic manufacturing operation to the distribution operation in Singapore to support the growing oilfield market demand in Southeast Asia.

Gross profit as a percentage of sales decreased 170 basis points to 34.6% of sales, compared to 36.3% of sales for the same period last year.  Gross profit for fiscal 2012’s third quarter was significantly impacted by higher sales volumes (approximately $9.6 million) partially offset by an unfavorable mix ($4.3 million) driven by a higher concentration of lower-margin marine unit shipments in the quarter.  The Company also continues to benefit from the cost reduction and avoidance programs announced in the fourth fiscal quarter of 2009.  As noted above, the majority of the sales volume increase came at the Company’s domestic manufacturing operation, where the Company’s 8500 and 7500 series transmissions for the oil and gas markets are produced.  The growth in sales of these products was the primary driver of the favorable volume and mix benefits experienced in the quarter.  Unfavorably impacting gross profit as a percentage of sales was total warranty expense which increased almost $0.8 million in fiscal 2012’s third quarter to $1.0 million.

For the fiscal 2012 third quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 18.6 percent, compared to 22.3 percent for the fiscal 2011 third quarter.  ME&A expenses increased $0.7 million versus the same period last fiscal year.  The table below summarizes significant changes in certain ME&A expenses for the quarter:

	Three Months Ended		Increase/
$ thousands – (Income)/Expense	March 30, 2012	March 25, 2011	(Decrease)
Stock-Based Compensation	$ (385)	$ 982	$ (1,367)
Severance Charges	330	0	330
			(1,037)
	Foreign Currency Translation		(59)
			(1,096)
	All Other, Net		1,788
			$ 692

The net remaining increase in ME&A expenses of $1.8 million was primarily driven by higher salary and benefit costs, increased travel, higher project related expenses and a continued emphasis on the Company’s product development program.

Interest expense of $0.4 million for the quarter was down nearly 10% versus last year’s third fiscal quarter.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) increased 23% to $0.1 million in fiscal 2012’s third quarter.  This increase can be attributed to an increase in the average borrowings year-over-year, partially offset by an overall decrease in the interest rate on the revolver.  The average borrowing on the revolver, computed monthly, increased to $24.6 million in fiscal 2012’s third quarter, compared to $8.7 million in the same period a year ago.  The interest rate on the revolver decreased from a flat 4.00% in the prior fiscal year’s third quarter to a range of 1.74% to 1.80% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 17%, at a fixed rate of 6.05%, to $0.3 million, due to a lower remaining principal balance.

Other expense of $0.1 million for the quarter ended March 30, 2012 improved from other expense of $0.2 million for the comparable period a year ago.  The improvement is due primarily to favorable foreign currency movements of the Euro, Canadian Dollar and Swiss Franc.

The effective tax rate for the first nine months of fiscal 2012 is 36.0%, which is lower than the prior year’s 40.5%.  The effective tax rate for the fiscal 2012 third quarter was 36.5%, compared to the prior year’s tax rate of 55.0%.  The fiscal 2011 rates included a $794,000 benefit due to a favorable adjustment to the deferred tax asset in the prior year second quarter related to the pension liability resulting from the increase in the estimated tax rate from 34% to 35%.  The fiscal 2011 rates included the recording of a valuation allowance against the net deferred tax assets of certain foreign jurisdictions in the prior year third quarter.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.

Comparison of the First Nine Months of FY 2012 with the First Nine Months of FY 2011

Net sales for the first nine months of fiscal 2012 increased 21.9%, or $46.7 million, to $259.8 million from $213.0 million in the same period a year ago.  Compared to the first nine months of fiscal 2011, on average, the Euro and Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign operations was to increase revenues by approximately $2.8 million versus the prior year, before eliminations.  The improvement in sales was the result of strong demand from customers in the oil and gas markets.  Stable to slightly increased sales continued in a majority of the Company’s other markets, including aftermarket, industrial, airport rescue and fire fighting (ARFF), land- and marine-based military, and commercial marine.  Pleasure craft markets continue at depressed levels largely impacting the Company’s European operations.

Sales at our manufacturing segment were up nearly 30%, or $54.1 million, versus the same period last year.  Compared to the first nine months of fiscal 2011, on average, the Euro strengthened against the U.S. Dollar.  The net translation effect of this on foreign manufacturing operations was to increase revenues for the manufacturing segment by approximately $1.5 million versus the prior year, before eliminations.  In the current fiscal year’s first nine months, our domestic manufacturing operation saw the largest growth, with a 35.1% increase in sales versus the first nine months of fiscal 2011.  The primary drivers for this increase were the sale of transmissions and related products for the oil and gas market as well as increased commercial marine transmission and industrial product shipments.  The Company’s Italian manufacturing operations, which were adversely impacted by the softness in the European mega yacht market, experienced increases, with a nearly 9% increase in sales compared to the prior fiscal year’s first nine months.  The softness in the European mega yacht market was more than offset by continued growth in the Company’s industrial product shipments into European markets.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, saw a 27% increase in sales versus the prior fiscal year’s first nine months, as this operation continued to improve on its past due backlog.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced an increase of just over 3% compared to the prior fiscal year’s first nine months.

Our distribution segment, buoyed by continued sales in Asia and the North American oil and gas markets, experienced a modest increase of 1% in sales compared to the first nine months of fiscal 2011.  Compared to the first nine months of fiscal 2011, on average, the Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $2.5 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications as well as land-based transmissions for Asian oil and gas markets.  This operation saw a 2% increase in sales versus the same period a year ago, and set a new sales record for its first nine months.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced over a 14% increase in sales due to continued strength in the Canadian oil and gas market, and set a news sales record for its first nine months.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a decrease in sales of nearly 30% due to continued weakness in the global mega yacht market.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of nearly 15%, due to improving market conditions, including sales of components parts for the Company’s new Express Joystick System® that were shipped in the second and third quarters of fiscal 2012.

The elimination for net inter/intra segment sales increased $8.1 million, including an unfavorable exchange movement of $1.2 million, accounting for the remainder of the net change in sales versus the same period last year.  This increase was primarily the result of increased shipments from the domestic manufacturing operation to the distribution operation in Singapore to support the growth in the oilfield market in Southeast Asia.

Gross profit as a percentage of sales increased 240 basis points to 36.0% of sales, compared to 33.6% of sales for the same period last year.  Gross profit for fiscal 2012’s first nine months was significantly impacted by higher sales volumes (approximately $22.3 million) partially offset by a slightly unfavorable mix impact ($0.5 million).  The Company also continues to benefit from the cost reduction and avoidance programs announced in the fourth fiscal quarter of 2009.  As noted above, the majority of the sales volume increase came at the Company’s domestic manufacturing operation, where the Company’s 8500 and 7500 series transmissions for the oil and gas markets are produced.  The growth in sales of these products was the primary driver of the favorable volume and mix benefits experienced in the first nine months.  Also favorably impacting gross profit as a percentage of sales, total warranty expense decreased $0.4 million, or 13%, to $2.8 million in the first nine months of fiscal 2012 compared to the same period a year ago, despite a 21.9% increase in sales year-over-year.

 For the first nine months of fiscal 2012, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 20.7 percent, compared to 23.7 percent for the first nine months of fiscal 2011.  ME&A expenses increased $3.3 million versus the same period last fiscal year.  The table below summarizes significant changes in certain ME&A expenses for the quarter:

	Nine Months Ended		Increase/
$ thousands – (Income)/Expense	March 30, 2012	March 25, 2011	(Decrease)
Stock-Based Compensation	$ 2,022	$ 3,288	$ (1,266)
Severance Charges	330	0	330
			(936)
	Foreign Currency Translation		927
			(9)
	All Other, Net		3,291
			$ 3,282

The net remaining increase in ME&A expenses of $3.3 million was primarily driven by higher salary and benefit costs, increased travel, higher project related expenses and a continued emphasis on the Company’s product development program.

Interest expense of $1.1 million for the first nine months was down 13.8% versus last fiscal year’s first nine months.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased 3% to $0.3 million in fiscal 2012’s first nine months versus the same period a year ago.  This decrease can be attributed to an overall decrease in the interest rate on the revolver, partially offset by an increase in the average borrowings year-over-year.  The average borrowing on the revolver, computed monthly, increased to $20.0 million in fiscal 2012’s first nine months, compared to $8.8 million in the same period a year ago.  The interest rate on the revolver decreased from a flat 4.00% in the prior fiscal year’s first nine months to a range of 1.74% to 2.12% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 17%, at a fixed rate of 6.05%, to $0.8 million, due to a lower remaining principal balance.

For the first nine months of fiscal 2012, other income was $0.5 million, compared to other expense of $0.8 million for the same period last year.  The improvement is due primarily to favorable foreign currency movements of the Euro, Canadian Dollar and Swiss Franc.

The effective tax rate for the first nine months of fiscal 2012 is 36.0%, which is lower than the prior year’s 40.5%.  The effective tax rate for the fiscal 2012 third quarter was 36.5%, compared to the prior year’s tax rate of 55.0%.  The fiscal 2011 rates included a $794,000 benefit due to a favorable adjustment to the deferred tax asset in the prior year second quarter related to the pension liability resulting from the increase in the estimated tax rate from 34% to 35%.  The fiscal 2011 rates included the recording of a valuation allowance against the net deferred tax assets of certain foreign jurisdictions in the prior year third quarter.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  Due to recent operating losses in certain foreign jurisdictions, the Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.

Financial Condition, Liquidity and Capital Resources

Comparison between March 30, 2012 and June 30, 2011

As of March 30, 2012, the Company had net working capital of $145.1 million, which represents an increase of $33.9 million, or 30.5%, from the net working capital of $111.2 million as of June 30, 2011.  The primary drivers of the net increase in net working capital were an $18.6 million, or 18.8%, increase in inventories, a $6.7 million, or 10.9%, increase in accounts receivables and a $7.4 million, or a 19.2%, decrease in accounts payable.

Cash decreased $2.6 million to $17.6 million as of March 30, 2012, versus $20.2 million as of June 30, 2011.  The majority of the cash as of March 30, 2012 is at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $67.7 million were up $6.7 million, or just under 11%, when compared to last fiscal year-end.  The impact of foreign currency translation was to decrease accounts receivables by $1.9 million versus June 30, 2011.  Adjusted for the impact of foreign currency movements, the net remaining increase is consistent with the sales volume increase, particularly at the end of the third fiscal quarter, at the Company’s domestic manufacturing operations, and management’s continued focus on monitoring customer receivables.

Net inventory increased by $18.6 million versus June 30, 2011 to $117.7 million.  The impact of foreign currency translation was to decrease net inventory by $3.8 million versus June 30, 2011.  After adjusting for the impact of foreign currency translation, the net increase of $22.4 million primarily came at the Company’s domestic manufacturing and Canadian distribution operations and was driven by increased production volume and order activity due to the increase in overall demand for the Company’s oil and gas related products.  On a consolidated basis, as of March 30, 2012, the Company’s backlog of orders to be shipped over the next six months approximates $131.4 million, compared to $146.9 million at June 30, 2011 and $140.2 million at March 25, 2011.  As a percentage of six month backlog, inventory has increased from 67% at June 30, 2011 to 90% at March 30, 2012.  The primary driver of the recent increase in inventory as a percentage of six month backlog is the growth in inventory to support the oil and gas markets, including ramping up production for the new 7500 series transmission released into production in the first half of the fiscal year.  The Company expects inventory levels to come down in the fourth fiscal quarter.

Net property, plant and equipment (PP&E) increased $1.4 million versus June 30, 2011.  This includes the addition of $10.6 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was partially offset by depreciation of $7.4 million.  The net remaining decrease of $1.8 million is due to foreign currency translation effects and disposals.  In total, the Company expects to invest between $15 and $20 million in capital assets in both fiscal 2012 and 2013.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2011, the Company spent $12.0 million for capital expenditures, up from $4.5 million and $8.9 million in fiscal years 2010 and 2009, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of March 30, 2012 of $31.0 million were down $7.4 million, or 19.2%, from June 30, 2011.  The impact of foreign currency translation was to decrease accounts payable by $1.0 million versus June 30, 2011.  The net remaining decrease in accounts payable was consistent with the overall decrease in inventory at the end of the third quarter, a $2.3 million decrease from the end of January to the end of March, versus an increase inventory at the end of the prior fiscal year end, a $3.5 million increase from the end of April 2011 to the end of June 2011.

Total borrowings and long-term debt as of March 30, 2012 increased by $15.4 million, or 52%, to $45.1 million versus June 30, 2011.  This net increase was driven by the overall increase in working capital levels, primarily driven by an increase in inventory and accounts receivable and a reduction in accounts payable. In addition, the Company made payments for its annual incentive program in the first fiscal quarter of 2012 based on the achievement of fiscal 2011 targets.

Total equity increased $19.2 million, or 14%, to $157.2 million as of March 30, 2012.  Retained earnings increased by $22.0 million.  The net increase in retained earnings included $24.8 million in net earnings attributable to Twin Disc for the first nine months offset by $2.9 million in dividend payments.  Net unfavorable foreign currency translation of $6.3 million was reported.  The net remaining movement of $3.6 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans of $1.3 million and the impact of stock based compensation programs on common and treasury stock.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at March 30, 2012, and a maximum total funded debt to EBITDA ratio of 3.0 at March 30, 2012.  As of March 30, 2012, the Company was in compliance with these covenants with a four quarter EBITDA total of $64,348,000 and a funded debt to EBITDA ratio of 0.70.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of March 30, 2012 the minimum equity requirement was $117,118,000 compared to an actual result of $190,226,000 after all required adjustments.  The outstanding balance of $26,950,000 and $11,300,000 at March 30, 2012 and June 30, 2011, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.74% and 2.09% at March 30, 2012 and June 30, 2011, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $17,857,143 at March 30, 2012 and June 30, 2011, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at March 30, 2012 and June 30, 2011, respectively.  The remaining $14,287,714 is classified as long-term debt.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

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

The Company’s total funded debt as of March 30, 2012 and June 30, 2011 was equal to the total debt reported on the Company’s March 30, 2012 and June 30, 2011 Condensed Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended March 30, 2012:

Four Quarter EBITDA Reconciliation
Net Earnings	$32,423,000
Depreciation & Amortization	10,931,000
Interest Expense	1,539,000
Income Taxes	19,455,000
Four Quarter EBITDA	$64,348,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$45,108,000
Divided by: Four Quarter EBITDA	64,348,000
Total Funded Debt to Four Quarter EBITDA	0.70

As of March 30, 2012, the Company was in compliance with all of the covenants described above.  Based on its annual and long range financial plans as well as in the historically high level of the Company’s order backlog, the Company does not expect to violate any of its financial covenants over the course of the next year.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2011 for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $13.1 million of available borrowings on our $40 million revolving loan agreement as of March 30, 2012, and expects to continue to generate enough cash from operations to meet our operating and investing needs.  As of March 30, 2012, the Company also had cash of $17.6 million, primarily at its overseas operations.  These funds, with some restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2012, the Company expects to contribute $3,728,000 to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2012, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.  As of March 30, 2012, $2,722,000 in contributions have been made.

As of March 30, 2012, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$26,950		$26,950
Long-term debt	$18,158	$3,789	$7,198	$7,143	$28
Operating leases	$5,954	$2,920	$2,666	$368
Total obligations	$51,062	$6,709	$36,814	$7,511	$28

The table above does not include tax liabilities related to uncertain income tax positions totaling $560,000, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2012 contributions to all defined benefit plans will total $3,728,000.  As of March 30, 2012, $2,722,000 in contributions have been made.

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

In May 2011, the FASB issued a standards update which represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement.  This collective effort has resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  This update is to be applied prospectively effective for interim and annual periods beginning after December 15, 2011 (the Company’s third fiscal quarter of 2012).  This standards update did not have a material impact on the Company’s financial statements.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $40,000,000 revolving loan agreement expiring May 31, 2015, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 30, 2012 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $47,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk - The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $172,000 as of March 30, 2012.  These awards were valued based upon the average of the high and low of the Company’s March 30, 2012 stock price of $26.63.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 20% of the Company’s revenues in the nine months ended March 30, 2012 were denominated in currencies other than the U.S. Dollar.  Of that total, approximately 70% was denominated in Euros with the balance composed of Japanese Yen, the Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2012 and 2011 was the Euro.  The Company had no outstanding forward exchange contracts at March 30, 2012 or June 30, 2011.

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

(b)           Changes in Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  During the first quarter of fiscal 2012, the Company implemented a new enterprise resource planning (ERP) system at its Belgian manufacturing operation.  As a result of the implementation, the Company initiated a process to review and redesign, as necessary, the controls impacted by the new ERP system, which was substantially completed by the end of the second fiscal quarter.  Further testing and validation of the revised controls continued through the third quarter and will continue into the fourth quarter.  Despite the process to review, redesign and test controls, as necessary, management believes adequate disclosure controls and procedures remained in place during the quarter covered by this report.

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

There were no securities of the Company sold by the Company during the nine months ended March 30, 2012, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Dec. 31, 2011 – Jan. 27, 2012	0	NA	0	250,000

Jan. 28, 2012 – Feb. 24, 2012	0	NA	0	250,000

Feb. 25, 2012 – Mar. 30, 2012	0	NA	0	250,000

Total	0		0

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 9, 2012	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer