Form 10-Q/A
period 2012-05-10
TWIN DISC INC
filed 2012-05-10
CIK 100378

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Twin Disc, Incorporated for the quarterly period ended March 30, 2012, filed with the Securities and Exchange Commission on May 9, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in Extensible Business Reporting Language (“XBRL”).  Due to unanticipated technical difficulties, Exhibit 101 was not furnished with the original filing of the Form 10-Q.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

Item 6.                      Exhibits

31a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Linkbase

101.CAL	XBRL Calculation Linkbase

101.LAB	XBRL Label Linkbase

101.PRE	XBRL Presentation Linkbase

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: May 10, 2012	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer