Form 10-K
TWIN DISC INC
filed 2012-09-13
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2012
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
YES  [√ ]  NO  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)YES  [√ ]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [ √ ].

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
YES  [   ]  NO  [ √ ]

At December 30, 2011, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $313,655,596.  Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 17, 2012, the registrant had 11,404,246 shares of its common stock outstanding.

As permitted by Securities and Exchange Commission regulations, the Interactive Data File for this Annual Report on Form 10-K will be filed within the 30-day grace period for the first financial statements required to include detailed tagging of notes to the financial statements and financial statement schedules.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TWIN DISC, INC. - FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2012

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers.  The Company also competes for business with parts manufacturing divisions of some of its major customers.  Primary competitive factors for the Company’s products are performance, price, service and availability. The Company’s top ten customers accounted for approximately 49% of the Company's consolidated net sales during the year ended June 30, 2012.  There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2012.

Unfilled open orders for the next six months of $98,746,000 at June 30, 2012 compares to $146,899,000 at June 30, 2011.  The Company saw a decline in orders by oil and gas customers for its 8500 series transmission as current demand has softened for new high-horsepower rigs due to the North American natural gas supply overhang and lower prices.  In addition, the Company has begun to accept orders and has shipped initial units of its new 7500 series transmission for the oil and gas market.  Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog.  However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate.  Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,657,000, $2,475,000 and $2,347,000 in fiscal 2012, 2011 and 2010, respectively.  Total engineering and development costs were $9,508,000, $8,776,000 and $7,885,000 in fiscal 2012, 2011 and 2010, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2012 was 1,029.

A summary of financial data by segment and geographic area for the years ended June 30, 2012, 2011 and 2010 appears in Note J to the consolidated financial statements.

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

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling, and are thus dependent upon the strength of those markets and oil prices. In recent years, the Company has seen a significant growth in the sales of its products that are used in oil and energy related markets.  The growth in these markets has been spurred by the rise in oil prices and the global demand for oil.  In addition, there has been a substantial increase in capital investment by companies in these markets.  In fiscal 2009, a significant decrease in oil prices, the demand for oil and capital investment in the oil and energy markets had an adverse effect on the sales of these products and ultimately on the Company’s profitability.  While this market has recovered to historically high levels in fiscal 2011 and 2012, the cyclical nature of the global oil and gas market presents the ongoing possibility of a severe cutback in demand, which would create a significant adverse effect on the sales of these products and ultimately on the Company’s profitability.

Many of the Company’s product markets are cyclical in nature or are otherwise sensitive to volatile or variable factors.  A downturn or weakness in overall economic activity or fluctuations in those other factors could have a material adverse effect on the Company’s overall financial performance.  Historically, sales of many of the products that the Company manufactures and sells have been subject to cyclical variations caused by changes in general economic conditions and other factors.  In particular, the Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government and industrial markets.  The demand for the products may be impacted by the strength of the economy generally, governmental spending and appropriations, including security and defense outlays, fuel prices, interest rates, as well as many other factors.  Adverse economic and other conditions may cause the Company's customers to forego or otherwise postpone purchases in favor of repairing existing equipment.

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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected.  Although there were no customers that accounted for 10% or more of consolidated net sales in fiscal 2012, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition.  Sales to customers outside the United States approximated 53% of our consolidated net sales for fiscal 2012.  We have international manufacturing operations in Belgium, Italy and Switzerland.  In addition, we have international distribution operations in Singapore, China, Australia, Japan,

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

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand.  The majority of the Company’s manufacturing, based on fiscal 2012’s sales, came from its two facilities in Racine, Wisconsin.  If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected.  Interruptions in production would increase costs and reduce sales.  Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition.  The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss.  However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations.  Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers.  If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Any failure to meet our debt obligations and satisfy financial covenants could adversely affect our business and financial condition.  Beginning in 2008 and continuing into 2010, general worldwide economic conditions experienced a downturn due to the combined effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  While some recovery has been seen in 2011and 2012, these conditions made it difficult for customers, vendors and the Company to accurately forecast and plan future business activities, and cause U.S. and foreign businesses to slow spending on products, which delay and lengthen sales cycles.  These conditions led to declining revenues in several of the Company’s divisions in fiscal 2009 and 2010.  The Company’s amended revolving credit facility and senior notes agreements require it to maintain specified quarterly financial covenants such as a minimum consolidated net worth amount, a minimum EBITDA, as defined, for the most recent four fiscal quarters of $11,000,000 and a funded debt to EBITDA ratio of 3.0 or less.  At June 30, 2012, the Company was in compliance with these financial covenants.  Based on its annual financial plan, the Company believes that it will generate sufficient EBITDA levels throughout fiscal 2013 in order to maintain compliance with its financial covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment.  If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing.  Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

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

Distribution Segment
The Company also has operations in the following locations, all of which are leased and are used for sales offices, warehousing and light assembly or product service:

Jacksonville, Florida, U.S.A.	Burnaby, British Columbia, Canada

Medley, Florida, U.S.A.	Limite sull’Arno, Italy

Tampa, Florida, U.S.A.	Brisbane, Queensland, Australia

Coburg, Oregon, U.S.A.	Perth, Western Australia, Australia

Kent, Washington, U.S.A.	Singapore

Chesapeake, Virginia, U.S.A.	Shanghai, China

Rock Hill, South Carolina, U.S.A.	Guangzhou, China

Edmonton, Alberta, Canada

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 19, 2012.

Name	Age	Position
Michael E. Batten	72	Chairman and Chief Executive Officer
John H. Batten	47	President and Chief Operating Officer
Christopher J. Eperjesy	44	Vice President – Finance, Chief Financial Officer and Treasurer
James E. Feiertag	55	Executive Vice President
Dean J. Bratel	48	Vice President - Engineering
Henri-Claude Fabry	66	Vice President - International Distribution

Denise L. Wilcox	55	Vice President - Human Resources
Jeffrey S. Knutson	47	Corporate Controller
Thomas E. Valentyn	53	General Counsel and Secretary

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

PART  II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN.  The price information below represents the high and low sales prices from July 1, 2010 through June 30, 2012:

	Fiscal Year Ended 6/30/12			Fiscal Year Ended 6/30/11
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$42.82	$25.72	$0.08	$13.95	$10.52	$0.07
Second Quarter	47.39	23.08	0.08	30.25	12.68	0.07
Third Quarter	40.51	26.00	0.09	35.10	25.24	0.08
Fourth Quarter	26.97	16.55	0.09	39.43	29.22	0.08

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report.  As of August 17, 2012, shareholders of record numbered 651. The closing price of Twin Disc common stock as of August 17, 2012 was $19.95.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

March 31, 2012 – April 27, 2012	0	NA	0	250,000

April 28, 2012 – May 25, 2012	0	NA	0	250,000

May 26, 2012 - June 30, 2012	125,000	19.40	125,000	125,000

Total	125,000	19.40	125,000	125,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 were purchased during the second quarter of fiscal 2009.  An additional 125,000 shares were purchased in open market transactions during the fourth quarter of fiscal 2012.  On July 27, 2012, the Board of Directors authorized the purchase of up to an additional 375,000 shares of Common Stock at market values.  This authorization has no expiration.

Performance Graph

The following table compares total shareholder return over the last 5 fiscal years to the Standard & Poor’s 500 Machinery (Industrial) Index and the Russell 2000 index.  The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers.  The Russell 2000 Index consists of a broad range of 2,000 companies.  The Company believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate.  Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2007 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Return
Twin Disc, Inc.; S&P Machinery; and Russell 2000

150
125
100
75
50
25
0
100.00
100.00
95.29
83.80
58.89
62.97
58.34
19.94
83.64
76.50
34.10
130.39
117.46
105.11
114.58
102.92
56.90
6/30/2007
6/30/2008
6/30/2009
6/30/2010
6/30/2011
6/30/2012
Twin Disc
S&P Machinery
Russell 2000

Item 6.  Selected Financial Data

Financial Highlights
(in thousands, except per share amounts)

Fiscal Years Ended June 30,

Statement of Operations Data:	2012	2011	2010	2009	2008

Net sales	$355,870	$310,393	$227,534	$295,618	$331,694

Net earnings attributable to Twin Disc	26,112	18,830	597	11,502	24,252

Basic earnings per share attributable to Twin Disc common shareholders	2.29	1.66	0.05	1.04	2.15

Diluted earnings per share attributable to Twin Disc common shareholders	2.26	1.64	0.05	1.03	2.13

Dividends per share	0.34	0.30	0.28	0.28	0.265

Balance Sheet Data (at end of period):
Total assets	$303,832	$309,120	$259,056	$290,008	$304,628
Total long-term debt	28,401	25,784	27,211	46,348	48,227

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

Results of Operations

(In thousands)

	2012	%	2011	%	2010	%
Net sales	$355,870		$310,393		$227,534
Cost of goods sold	234,238		202,710		167,069

Gross profit	121,632	34.2	107,683	34.7	60,465	26.6

Marketing, engineering and administrative expenses*	73,091	20.5	72,967	23.5	57,380	25.2
Impairment charge	3,670	1.0	-	0.0	-	0.0

Earnings from operations	$44,871	12.6	$34,716	11.2	$3,085	1.4

*   Certain amounts in the fiscal 2011 and 2010 figures have been reclassified to conform to the fiscal 2012 presentation.  See Note A for further discussion.

Fiscal 2012 Compared to Fiscal 2011

Net Sales

Net sales increased $45.5 million, or 14.7%, in fiscal 2012.  The year-over-year movement in foreign exchange rates resulted in a net favorable translation effect on sales of $0.4 million in fiscal 2012 compared to fiscal 2011.

In fiscal 2012, sales for our worldwide manufacturing operations, before eliminating intra-segment and inter-segment sales, were higher by $57.5 million, or 21.5%, than in the prior fiscal year.  Year-over-year changes in foreign exchange rates had a net unfavorable impact on sales of $0.6 million.  In fiscal 2012, our domestic manufacturing operation saw continued growth, with a 25.9% increase in sales versus fiscal 2011.  The primary driver for this increase was the sale of transmissions and related products for the North American and Asian oil and gas markets as well as increased commercial marine transmission shipments.  The Company’s Italian manufacturing operations, which continued to be adversely impacted by the softness in the European mega yacht market in fiscal 2012, experienced a 4.1% decrease in sales compared to the prior fiscal year.  The Company’s Belgian manufacturing operation saw a 28.4% increase in sales versus the prior year, although it continued to be adversely impacted by the softness in the global mega yacht market.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 10.7% decrease in sales compared to the prior fiscal year, primarily due to the impact of continued softness in the global mega yacht market as well as the timing of shipments for the patrol boat market.

Our distribution segment, buoyed by strong demand in Asia and the global oil and gas markets, experienced a slight increase of $0.9 million, or 0.7%, in sales in fiscal 2012 compared to fiscal 2011’s record results.  Compared to fiscal 2011, on average, the Asian currencies strengthened against the U.S. Dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $1.5 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore continued to experience strong demand for marine transmission products for use in various commercial applications as well as growing demand in the Asia pressure pumping market.  This operation saw a 3.2% increase in sales versus the same period a year ago, and set a new sales record.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a 1% decline from fiscal 2011’s record levels, and continued to benefit from the strength in the Canadian oil and gas market through most of fiscal 2012.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw an increase in sales of 41.3% after several years of decline due to continued weakness in the Italian mega yacht market. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of 6.3%, due to improving market conditions, including sales of components parts for the Company’s new Express Joystick System® that were shipped in fiscal 2012.  The Company’s joint venture in Japan, which sells large marine transmissions for commercial applications throughout Asia, experienced a decrease of nearly 25% in sales in fiscal 2012 compared to fiscal 2011.  As reported in the Company’s second fiscal quarter’s results, this decrease was primarily a result of the impact of the Japanese tsunami on this operation, as our joint venture partner’s production facility was impacted by power shortages as well as delayed shipments from suppliers.  These issues were substantially resolved in the second fiscal quarter.

Net sales for the Company’s largest product market, marine transmission and propulsion systems, were up 8% compared to the prior fiscal year.  The majority of the growth was experienced in the second half of fiscal 2012 as the Company experienced increased demand in the global commercial marine market, which more than offset continued weakness in the global pleasure craft market.  Sales of the Company’s boat management systems manufactured at our Italian operation and servicing the global mega yacht market, were down approximately 14% versus the prior fiscal year, as the European mega yacht market continued to experience softness in demand.  In the off-highway transmission market, the year-over-year increase of just over 20% can be attributed primarily to increased sales of the 8500 and 7500 series transmission systems for the oil and gas markets.  In addition, sales of transmission systems for the military market and vehicular transmissions were up double-digit percentages versus the prior fiscal year.  The increase experienced in the Company’s industrial products of roughly 34% was due to increased sales into the agriculture, mining and general industrial markets, primarily in the North American and Italian markets, as well as increased activity related to oil field markets.

Geographically, sales to the U.S. and Canada represented roughly 59% of consolidated sales for fiscal 2012 compared to 55% in fiscal 2011.  This growth was primarily driven by the strength of the North American pressure pumping market through the first three fiscal quarters of fiscal 2012 as well as growing demand in the U.S. gulf region for commercial marine transmission systems in the second half of the fiscal year.   Fiscal 2012 proved to be a milestone year for our global sales, as Asia became our second largest end market, surpassing Europe.  In particular, the Company experienced triple-digit growth in sales to the Chinese market.   See Note J for more information on the Company’s business segments and foreign operations.

The elimination for net intra-segment and inter-segment sales increased $12.9 million, or 15.1%, from $85.8 million in fiscal 2011 to $98.7 million in fiscal 2012.  Year-over-year changes in foreign exchange rates had a net unfavorable impact of $0.5 million on net intra-segment and inter-segment sales.

Gross Profit

In fiscal 2012, gross profit increased $13.9 million, or 13.0%, to $121.6 million.  Gross profit as a percentage of sales decreased 50 basis points in fiscal 2012 to 34.2%, compared to 34.7% in fiscal 2011.  The table below summarizes the gross profit trend by quarter for fiscal years 2012 and 2011:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2012	$30.8	$29.6	$33.1	$28.2	$121.6
2011	$20.0	$23.8	$27.8	$36.1	$107.7

% of Sales:
2012	37.8%	35.6%	34.6%	29.4%	34.2%
2011	32.6%	31.6%	36.3%	37.1%	34.7%

There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2012.  Gross margin for the year was favorably impacted by higher volumes, favorable product mix and lower domestic pension expense, partially offset by higher material costs and surcharges, and unfavorable manufacturing absorption primarily in the fiscal fourth quarter.  The Company estimates the net favorable impact of higher volumes on gross margin in fiscal 2012 was approximately $21.7 million.  The favorable shift in product mix related to the Company’s oil and gas transmission business had an estimated impact of $2.0 million.  Domestic pension expense included in cost of goods sold decreased from $1.9 million in fiscal 2011 to $0.2 million in fiscal 2012.  In addition, warranty expense as a percentage of sales decreased from 1.27% in fiscal 2011 to 1.02% in fiscal 2012 (for additional information on the Company’s warranty expense, see Note F of the Notes to the Consolidated Financial Statements).  The decrease in warranty expense as a percentage of sales can be attributed to an increase in volume and an overall reduction in specific warranty campaigns.  In addition, the year-over-year movement in foreign exchange rates, primarily driven by movements in the Euro and Asian currencies, resulted in a net favorable translation effect on gross profit of $0.8 million in fiscal 2012 compared to fiscal 2011.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses remained relatively flat at $73.1 million in fiscal 2012.  As a percentage of sales, ME&A expenses decreased by 300 basis points to 20.5% in fiscal 2012, compared to 23.5% in fiscal 2011.  The table below summarizes significant changes in certain ME&A expenses for the fiscal year:

	Fiscal Year Ended		Increase/
$ thousands – (Income)/Expense	June 30, 2012	June 30, 2011	(Decrease)
Stock-Based Compensation	$ 1,642	$ 6,148	$ (4,506)
Severance Domestic Pension Expense Incentive/Bonus Expense	684 121 5,013	- 975 4,964	684 (854) 49
			(4,627)
	Foreign Currency Translation		342
			(4,285)
	All Other, Net		4,409
			$ 124

The net remaining increase in ME&A expenses for the year of $4.4 million was primarily driven by wage inflation and additional headcount, higher benefit costs, increased travel, higher project related expenses and a continued emphasis on the Company’s product development program.

Impairment Charge

The Company conducted its annual assessment for goodwill impairment in the fourth quarter of fiscal 2012 by applying a fair value based test using discounted cash flow analyses, in accordance with ASC 350-10, “Intangibles – Goodwill and Other.”  The result of this assessment identified that one of the Company’s reporting units goodwill was fully impaired, necessitating a charge of $3.7 million.  The impairment was due to a declining outlook in the global pleasure craft/megayacht market, the continued weakened European economy and few signs of significant near-term recovery in the markets served by this reporting unit.  These factors were identified as the Company conducted its annual budget review process during the fourth fiscal quarter, and the Company concluded that the impairment charge was necessary in connection with the preparation of the year end financial statements during the fourth fiscal quarter.  This impairment charge was not deductible for tax purposes.  The fair value of the goodwill for the remaining reporting units exceeds the respective carrying values.

Interest Expense

Interest expense decreased by $0.2 million, or 14.2%, in fiscal 2012.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) remained relatively flat at $0.4 million in fiscal 2012.  The average borrowing on the revolver, computed monthly, increased to $20.4 million in fiscal 2012, compared to $9.9 million in fiscal 2011.  In fiscal 2011, the interest rate on the revolver remained flat at 4.00%, the rate floor, for the first eleven months of the fiscal year.  In the fourth fiscal quarter of fiscal 2011, the Company entered into an amended revolver agreement that eliminated the rate floor.  As of June 30, 2012, the rate on the revolver was 1.74%.  Interest expense for the Company’s $25 million Senior Notes, which carry a fixed interest rate of 6.05%, decreased by $0.2 million to $1.0 million in fiscal 2012 due to a lower average outstanding balance during the fiscal year.

Other, Net

For the fiscal 2012 full year, Other, net improved by $2.3 million to a current year income due primarily to favorable exchange movements relative to the Euro, Swiss Franc, Canadian Dollar and Japanese Yen.

Income Taxes

The effective tax rate for the fourth quarter of fiscal 2012 was 76.3 percent, significantly higher than the prior year fourth quarter rate of 41.4 percent.  The primary factor increasing the fiscal 2012 rate was the impact of a non deductible impairment charge of $3.7 million, which increased the effective rate by approximately 32 percentage points.  The remaining rate increase was due to a combination of reduced foreign tax credits, elimination of the R&D tax credit and additional impact of the valuation allowance related to the Company’s Belgian facility.  The effective tax rate for fiscal 2012 was 41.2 percent, slightly higher than the prior year rate of 40.8 percent.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2012, the Company continued to incur operating losses in certain foreign jurisdictions where the loss carryforward period is unlimited.  The Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions and concluded that based primarily upon continuing losses in these jurisdictions and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.  Therefore, the Company recorded an additional valuation allowance of $1.1 million.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Order Rates

As of June 30, 2012, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $98.7 million, or approximately 33% lower than the six-month backlog of $146.9 million as of June 30, 2011.  The decrease in backlog is primarily a result of decreased orders by North American oil and gas customers for the Company’s 8500 series transmission as rig operators adjust to the natural gas supply overhang and lower prices.   In fiscal 2012, the Company began to accept orders and ship units of its new 7500 series transmission for the oil and gas market.  Partially offsetting the slowdown in the North American pressure pumping market, the Company saw modest growth in the six-month backlog for commercial marine transmissions for both the U.S. Gulf Region and Asia.

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

Liquidity and Capital Resources

Fiscal Years 2012, 2011 and 2010

The net cash provided by operating activities in fiscal 2012 totaled $14.4 million, an increase of $0.6 million, or 4%, versus fiscal 2011.  The slight increase was driven by a 39% increase in net earnings to $26.1 million largely offset by an increase in working capital.  Adjusted for the impact of foreign currency translation, net inventory increased $9.6 million.  The majority of the net increase in inventory came at the Company’s North American manufacturing and distribution operations.  This increase was driven by strong demand for the Company’s commercial marine transmissions as well as inventory to serve the Company’s North American and Asian oil and gas markets.  Net inventory as a percentage of the six-month backlog increased from 67.4% as of June 30, 2011 to 104.5% as of June 30, 2012.  The increase in trade accounts receivable was a result of higher sales in the second half of fiscal 2012 compared to the same period in fiscal 2011, $191.6 million versus $173.9 million, respectively.  The decrease in trade accounts payable was due to a reduction in purchasing activity related to significant decrease in inventory in the fourth quarter of fiscal 2012 ($14.6 million) compared to an increase in inventory in the fourth quarter of fiscal 2011 ($5.8 million).

The net cash provided by operating activities in fiscal 2011 totaled $13.9 million, a decrease of $21.3 million, or 61%, versus fiscal 2010.  The net decrease was driven by a net increase in working capital, primarily due to increases in net inventories and trade accounts receivable balances, partially offset by a net increase in trade accounts payable and an increase in net earnings of $18.2 million.  The majority of the net increase in inventory came at the Company’s North American manufacturing and distribution operations.  This increase was driven by strong demand for the Company’s 8500 series transmission for the oil and gas market as well as a build-up of inventory in anticipation of the demand for the Company’s new 7500 series transmission.  Net inventory as a percentage of the six-month backlog decreased from 86.2% as of June 30, 2010 to 67.4% as of June 30, 2011.  The increase in trade accounts receivable was a result of higher sales in the second half of fiscal 2011 compared to the same period in fiscal 2010.

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

The net cash used for investing activities in fiscal 2012 of $13.9 million consisted primarily of capital expenditures for machinery and equipment at our US and Belgian manufacturing operations.  In fiscal 2012, the Company spent $13.7 million for capital expenditures, up from $12.0 million and $4.5 million in fiscal years 2011 and 2010, respectively.

The net cash used for investing activities in fiscal 2011 of $12.0 million consisted primarily of capital expenditures for machinery and equipment at our US and Belgian manufacturing operations.  In fiscal 2011, the Company spent $12.0 million for capital expenditures, up from $4.5 million and $8.9 million in fiscal years 2010 and 2009, respectively.

The net cash used for investing activities in fiscal 2010 of $4.6 million consisted primarily of capital expenditures for machinery and equipment at our US and Belgian manufacturing operations, and the continuation of the global implementation of a new ERP system started in fiscal 2007.  In fiscal 2010, the Company spent $4.5 million for capital expenditures, down from $8.9 million and $15.0 million in fiscal years 2009 and 2008, respectively.  The software costs associated with the new ERP have been substantially paid for and were capitalized in fiscal years 2007 and 2008.

In fiscal 2012, the net cash used by financing activities of $3.5 million consisted primarily of the acquisition of treasury stock of $2.4 million, under a Board authorized stock repurchase program, and dividends paid to shareholders of the Company of $3.9 million, partially offset by proceeds from long-term debt of $2.6 million.  On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  In fiscal 2012, the Company purchased 125,000 shares of its outstanding common stock at an average price of $19.40 per share for a total cost of $2.4 million.

In fiscal 2011, the net cash used by financing activities of $4.2 million consisted primarily of payments on long-term debt of $1.4 million and dividends paid to shareholders of the Company of $3.4 million.

In fiscal 2010, the net cash used by financing activities of $23.2 million consisted primarily of payments on long-term debt and dividends paid to shareholders of the Company.

Future Liquidity and Capital Resources

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth amount, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at June 30, 2012, and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2012.  As of June 30, 2012, the Company was in compliance with these covenants with a four quarter EBITDA total of $56,789,000 and a funded debt to EBITDA ratio of 0.57.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of June 30, 2012, the minimum equity requirement was $117,468,000 compared to an actual result of $169,983,000 after all required adjustments.  The outstanding balance under the revolving loan agreement of $17,550,000 and $11,300,000 at June 30, 2012 and June 30, 2011, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company can borrow at LIBOR plus an additional “Add-On,”

between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.74% and 2.09% at June 30, 2012 and 2011, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $14,285,714 and $17,857,143 at June 30, 2012 and 2011, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at June 30, 2012 and 2011, respectively.  The remaining $10,714,286 and $14,285,714 is classified as long-term debt as of June 30, 2012 and 2011, respectively.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, as defined in the Note Agreement, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

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

The Company’s total funded debt as of June 30, 2012 and June 30, 2011 was equal to the total debt reported on the Company’s June 30, 2012 and June 30, 2011 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended June 30, 2012:

Four Quarter EBITDA Reconciliation
Net Earnings Attributable to Twin Disc	$26,112,000
Depreciation & Amortization	10,756,000
Interest Expense	1,475,000
Income Taxes	18,446,000
Four Quarter EBITDA	$56,789,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$32,145,000
Divided by: Four Quarter EBITDA	56,789,000
Total Funded Debt to Four Quarter EBITDA	0.57

As of June 30, 2012, the Company was in compliance with all of the covenants described above.  As of June 30, 2012, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $98.7 million, or approximately 33% lower than the six-month backlog of $146.9 million as of June 30, 2011.  In spite of the decrease in order backlog driven primarily by the recent decline in the North American oil and gas market, as rig operators adjust to the natural gas supply overhang and lower prices, the Company does not expect to violate any of its financial covenants in fiscal 2013.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to decrease in fiscal 2013.  Please see the factors discussed under Item 1A, Risk Factors, of this Form 10-K for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $22.5 million of available borrowings on our $40 million revolving loan agreement as of June 30, 2012, and expects to generate enough cash from operations to meet our operating and investing needs.  For the years ended June 30, 2012 and June 30, 2011, respectively, the Company generated net cash from operating activities of $14.4 million and $13.9 million, respectively.  As of June 30, 2012, the Company also had cash of $15.7 million, primarily at its overseas operations.  These funds, with some restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2013, the Company expects to contribute $6.5 million to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2013, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital increased $19.0 million, or 17.1%, in fiscal 2012, and the current ratio increased from 2.3 at June 30, 2011 to 2.9 at June 30, 2012.  The increase in net working capital was primarily driven by an increase in accounts receivable and inventories as a result of a significant increase in sales and orders in fiscal 2012, as well as a decrease in trade accounts payable due to the significant reduction in inventory in the fourth fiscal quarter of 2012.

Twin Disc expects capital expenditures to be between $15 and $20 million in fiscal 2013.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as expanding capacity at facilities around the world.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and potential access to debt markets will be adequate to fund Twin Disc’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements, other than operating leases, as of June 30, 2012 and 2011.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years

Revolving loan borrowing	$17,550	$ -	$ 17,550	$ -	$ -

Long-term debt	$14,595	$ 3,744	$ 7,253	$ 3,571	$ 27

Operating leases	$ 6,981	$ 3,120	$ 2,705	$ 1,156	$ -

The table above does not include accrued interest of approximately $230,000 related to the revolving loan borrowing.  The table above also does not include tax liabilities for unrecognized tax benefits totaling $560,000, excluding related interest and penalties, as the timing of their resolution cannot be estimated.  See Note N of the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to oversee the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2012 contributions to all defined benefit plans will total $6,479,000.  As part of the pension funding provisions contained in the Surface Transportation Extension Act of 2012 passed by Congress in June 2012, Twin Disc, Inc.'s fiscal 2013 pension contributions are projected to be reduced to $4 million from $6 million, pending a final interest rate to be issued by the IRS.

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

Goodwill

In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that an impairment might exist.  The Company performs impairment reviews for its four reporting units using a fair-value method based on management’s judgments and assumptions or third party valuations.  The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value.  Based upon the goodwill impairment review completed at the end of fiscal 2012, it was determined that the goodwill for one of the Company’s reporting units was fully impaired.  The fair value for each of the remaining reporting units at June 30, 2012 significantly exceeded the carrying value and therefore goodwill was not impaired.  See Note D for additional discussion of the fiscal 2012 impairment charge.

In determining the fair value of our reporting units, management is required to make estimates of future operating results, including growth rates, and a weighted-average cost of capital that reflects current market conditions, among others.  Our development of future operating results incorporate management's best estimates of current and future economic and market conditions which are derived from a review of past results, current results and approved business plans.  Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. While the Company believes its judgments and assumptions were reasonable, different assumptions, economic factors and/or market indicators could materially change the estimated fair values of the Company’s reporting units and, therefore, impairment charges could be required in the future.

The following assumptions are key to our discounted cash flow model;

Business Projections – We make assumptions about the level of sales for each fiscal year including expected growth, if any.  This assumption drives our planning for volumes, mix, and pricing.  We also make assumptions about our cost levels (e.g., capacity utilization, cost performance, etc.).  These assumptions are key inputs for developing our cash flow projections.  These projections are derived using our internal business plans that are reviewed annually during the annual budget process;

Discount Rates – When measuring a possible impairment, future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant.  The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage.  Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date.  The approach used to determine the annual assumptions are as follows:

•
Discount rate – based on the Hewitt Top Quartile Yield Curve at June 30, 2012 as applied to the expected payouts from the pension plans.  This yield curve is made up of Corporate Bonds rated AA or better.

•
Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

•	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
•	Retirement and Mortality Rates – based upon the Generational Mortality Table for fiscal 2010, 2011 and 2012.
•	Health Care Cost Trend Rates – developed based upon historical cost data, near-term outlook and an assessment of likely long-term trends.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2012, the Company concluded that it was more likely than not that certain net deferred tax assets in foreign jurisdictions would not be realized, resulting in the recording of a valuation allowance totaling $3,811,000.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the company’s financial results.

In September 2011, the FASB issued a standards update that is intended to simplify how entities test goodwill for impairment.  This update permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Accounting Standards Codification (“ASC”) Topic 350 “Intangibles-Goodwill and Other.”  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (the Company’s fiscal 2013).  This standards update is not expected to have a material impact on the Company’s financial statements.

In June 2011, FASB issued a standards update that will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the Company’s fiscal 2013).  This standards update is not expected to have any impact on the Company’s financial statements.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the LIBOR interest rate.  The Company currently has a $40 million revolving loan agreement, which is due to expire on May 31, 2015.   In accordance with the loan agreement as amended, the Company borrows at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2012 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $31,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.  Direct material cost as a percent of total cost of goods sold was 53.8% for fiscal 2012.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately nineteen percent of the Company’s revenues in the year ended June 30, 2012 were denominated in currencies other than the

U.S. Dollar.  Of that total, approximately seventy three percent was denominated in Euros with the balance comprised of Japanese Yen, Swiss Franc and the Australian and Singapore Dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations and Comprehensive (Loss) Income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2012 and 2011 was the Euro.  At June 30, 2012 and 2011, the Company had no outstanding forward exchange contracts.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2012	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$81,330	$82,941	$95,490	$96,109	$355,870
Gross profit	30,768	29,562	33,056	28,246	121,632
Net earnings attributable
to Twin Disc	9,581	5,857	9,393	1,281	26,112
Basic earnings per share
attributable to Twin Disc
common shareholders	0.84	0.51	0.82	0.11	2.29
Diluted earnings per share
attributable to Twin Disc
common shareholders	0.83	0.51	0.81	0.11	2.26
Dividends per share	0.08	0.08	0.09	0.09	0.34

2011	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$61,395	$75,160	$76,471	$97,367	$310,393
Gross profit	20,023	23,757	27,782	36,121	107,683
Net earnings attributable
to Twin Disc	2,656	4,034	4,548	7,592	18,830
Basic earnings per share
attributable to Twin Disc
common shareholders	0.24	0.36	0.40	0.67	1.66
Diluted earnings per share
attributable to Twin Disc
common shareholders	0.24	0.35	0.40	0.66	1.64
Dividends per share	0.07	0.07	0.08	0.08	0.30

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this annual report and has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2012, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b).  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which is incorporated into this report by reference.  The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Selection of Nominees for the Board” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which is incorporated into this report by reference.  There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Executive Compensation," "Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 19, 2012, is incorporated into this report by reference.  Discussion in the Proxy Statement under the captions “Compensation Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 19, 2012 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 19, 2012, which incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012, which is incorporated into this report by reference.

Item 14.  Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2012 under the heading “Fees to Independent Registered Public Accounting Firm.”

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

(a)(3) Exhibits.  See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	33

Consolidated Balance Sheets as of June 30, 2012 and 2011	34

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years
ended June 30, 2012, 2011 and 2010	35

Consolidated Statements of Cash Flows for the years
ended June 30, 2012, 2011 and 2010	36

Consolidated Statements of Changes in Equity
for the years ended June 30, 2012, 2011 and 2010	37

Notes to Consolidated Financial Statements	38-59

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	59

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United Sates of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(a). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 13, 2012

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and 2011
(In thousands, except share amounts)

	2012	2011

ASSETS
Current assets:
Cash	$15,701	$20,167
Trade accounts receivable, net	63,438	61,007
Inventories, net	103,178	99,139
Deferred income taxes	3,745	3,346
Other	11,099	11,509

Total current assets	197,161	195,168

Property, plant and equipment, net	66,356	65,791
Goodwill, net	13,116	17,871
Deferred income taxes	14,335	16,480
Intangible assets, net	4,996	6,439
Other assets	7,868	7,371

	$303,832	$309,120

LIABILITIES and EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,744	$3,915
Accounts payable	23,550	38,372
Accrued liabilities	39,331	41,673

Total current liabilities	66,625	83,960

Long-term debt	28,401	25,784
Accrued retirement benefits	64,009	50,063
Deferred income taxes	3,340	4,170
Other long-term liabilities	4,171	7,089

	166,546	171,066
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000;
issued: none; no par value	-	-
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	12,759	10,863
Retained earnings	185,083	162,857
Accumulated other comprehensive loss	(34,797)	(11,383)

	163,045	162,337
Less treasury stock, at cost (1,794,981 and 1,739,574 shares, respectively)	26,781	25,252

Total Twin Disc shareholders' equity	136,264	137,085

Noncontrolling interest	1,022	969

Total equity	137,286	138,054

	$303,832	$309,120
The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS and COMPREHENSIVE INCOME (LOSS)
For the years ended June 30, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010
Net sales	$355,870	$310,393	$227,534
Cost of goods sold	234,238	202,710	167,069

Gross profit	121,632	107,683	60,465

Marketing, engineering and administrative expenses	73,091	72,967	57,380
Impairment charge	3,670	-	-

Earnings from operations	44,871	34,716	3,085

Other income (expense):
Interest income	95	98	84
Interest expense	(1,475)	(1,719)	(2,282)
Other, net	1,265	(1,066)	835
	(115)	(2,687)	(1,363)

Earnings before income taxes and noncontrolling interest	44,756	32,029	1,722

Income taxes	18,446	13,064	992

Net earnings	26,310	18,965	730

Less: Net earnings attributable to noncontrolling interest	(198)	(135)	(133)

Net earnings attributable to Twin Disc	$26,112	$18,830	$597

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$2.29	$1.66	$0.05
Diluted earnings per share attributable to Twin Disc common shareholders	2.26	1.64	0.05

Weighted average shares outstanding data:
Basic shares outstanding	11,410	11,319	11,063
Dilutive stock awards	146	144	96

Diluted shares outstanding	11,556	11,463	11,159

Comprehensive income (loss):
Net earnings	$26,310	$18,965	$730
Foreign currency translation adjustment	(11,738)	19,272	(9,650)
Benefit plan adjustments, net	(11,690)	11,506	(6,414)
Comprehensive income (loss)	2,882	49,743	(15,334)
Comprehensive earnings attributable to noncontrolling interest	(198)	(135)	(133)

Comprehensive income (loss) attributable to Twin Disc	$2,684	$49,608	$(15,467)

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2012, 2011 and 2010
(In thousands)
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$26,310	$18,965	$730
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	10,756	9,904	9,817
Loss on sale of plant assets	315	120	261
Impairment charge	3,670	-	-
Stock compensation expense	1,642	6,148	507
Provision (benefit) for deferred income taxes	7,486	1,354	(1,474)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(5,982)	(13,605)	8,181
Inventories, net	(9,563)	(17,258)	16,338
Other assets	(915)	(1,736)	1,177
Accounts payable	(13,279)	11,839	(191)
Accrued liabilities	(2,273)	6,713	(3,285)
Accrued/prepaid retirement benefits	(3,723)	(8,584)	3,055

Net cash provided by operating activities	14,444	13,860	35,116

Cash flows from investing activities:
Proceeds from sale of plant assets	116	296	148
Capital expenditures	(13,733)	(12,028)	(4,456)
Other, net	(293)	(293)	(293)

Net cash used by investing activities	(13,910)	(12,025)	(4,601)

Cash flows from financing activities:
Proceeds from notes payable	3	84	86
Payments of notes payable	(145)	(83)	(690)
Proceeds from (payments of) long-term debt	2,590	(1,405)	(18,950)
Proceeds from exercise of stock options	169	322	108
Acquisition of treasury stock	(2,425)	-	-
Dividends paid to shareholders	(3,886)	(3,411)	(3,133)
Dividends paid to noncontrolling interest	(131)	(138)	(160)
Excess tax benefits from stock compensation	535	317	(131)
Other	(184)	136	(318)

Net cash used by financing activities	(3,474)	(4,178)	(23,188)

Effect of exchange rate changes on cash	(1,526)	3,488	(1,571)

Net change in cash	(4,466)	1,145	5,756

Cash:
Beginning of year	20,167	19,022	13,266

End of year	$15,701	$20,167	$19,022

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,507	$1,520	$2,092
Income taxes	13,629	10,453	2,832

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended June 30, 2012, 2011 and 2010
(In thousands)

	Twin Disc, Inc. Shareholders’ Equity

			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2009	$13,205	$149,974	($25,935)	($30,256)	$837	$107,825
Net earnings		597			133	730
Translation adjustments			(9,699)		49	(9,650)
Benefit plan adjustments, net of tax			(6,414)			(6,414)
Cash dividends		(3,133)			(160)	(3,293)
Compensation expense and windfall
tax benefits	329					329
Shares (acquired) issued, net	(2,867)			2,659		(208)

Balance at June 30, 2010	10,667	147,438	(42,048)	(27,597)	859	89,319
Net earnings		18,830			135	18,965
Translation adjustments			19,159		113	19,272
Benefit plan adjustments, net of tax			11,506			11,506
Cash dividends		(3,411)			(138)	(3,549)
Compensation expense and windfall
tax benefits	2,219					2,219
Shares (acquired) issued, net	(2,023)			2,345		322

Balance at June 30, 2011	10,863	162,857	(11,383)	(25,252)	969	138,054

Net earnings		26,112			198	26,310
Translation adjustments			(11,724)		(14)	(11,738)
Benefit plan adjustments, net of tax			(11,690)			(11,690)
Cash dividends		(3,886)			(131)	(4,017)
Compensation expense and windfall
tax benefits	2,808					2,808
Shares (acquired) issued, net	(912)			(1,529)		(2,441)

Balance at June 30, 2012	$12,759	$185,083	($34,797)	($26,781)	$1,022	$137,286

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses.  The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is included in equity.  Gains and losses from foreign currency transactions are included in earnings.  Included in other income (expense) are foreign currency transaction (gains) losses of ($1,103,000), $1,141,000 and ($571,000) in fiscal 2012, 2011 and 2010, respectively.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $2,194,000 and $2,093,000 at June 30, 2012 and 2011, respectively.  The Company records an allowance for doubtful accounts provision for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable but not yet clearly associated with a specific customer.  The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions.  Various factors may adversely impact our customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain.  While the Company believes current allowances for doubtful accounts are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and short term borrowings approximate fair value because of the immediate short-term maturity of these financial instruments.  The fair value of the Company’s 6.05% Senior Notes due April 10, 2016 was approximately $15,768,000 and $19,589,000 at June 30, 2012 and 2011, respectively.  The fair value of the Senior Notes is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.41% and 0.81% for fiscal 2012 and 2011, respectively), plus the current add-on related to the Company’s revolving loan agreement (1.50% and 2.00% for fiscal 2012 and 2011, respectively) resulting in a total rate of 1.91% and 2.81% for fiscal 2012 and 2011, respectively.  See Note G, “Debt” for the related book value of this debt instrument.  The Company’s revolving loan agreement approximates fair value at June 30, 2012.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy, as described in Note M.

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

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in other income (expense) as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2012 and 2011 was the Euro.  At June 30, 2012 and 2011, the Company had no outstanding forward exchange contracts.

Inventories--Inventories are valued at the lower of cost or market.  Cost has been determined by the last-in, first-out (LIFO) method for the majority of inventories located in the United States, and by the first-in, first-out (FIFO) method for all other inventories.  Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends, among others, when evaluating the adequacy of the reserve for excess and obsolete inventory.

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

Goodwill and Other Intangibles-- Goodwill and other indefinite-lived intangible assets, primarily tradenames, are tested for impairment at least annually on the last day of the Company’s fiscal year and more frequently if an event occurs which indicates the asset may be impaired in accordance with the ASC Topic 350-10, “Intangibles – Goodwill and Other.”  If applicable, goodwill and other indefinite-lived intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit.

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

Impairment of goodwill is measured according to a two step approach.  In the first step, the fair value of a reporting unit, as defined, is compared to the carrying value of the reporting unit, including goodwill.  The fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary.  For purposes of the June 30, 2012 impairment analysis, the Company has utilized discounted cash flow analyses.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step, the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Based upon the goodwill impairment review completed in conjunction with the preparation of the annual financial statements at the end of fiscal 2012, which incorporates management’s best estimates of economic and market conditions over the projected period and a weighted-average cost of capital that reflects current market conditions, it was determined that the goodwill for one of the Company’s reporting units was fully impaired.  The fair value of goodwill for each of the remaining reporting units exceeded the carrying value and therefore goodwill was not impaired.  See Note D for additional discussion of the fiscal 2012 impairment charge.

The fair value of the Company’s other intangible assets with indefinite lives, primarily tradenames, is estimated using the relief-from-royalty method, which requires assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate.  The Company completed the impairment testing of indefinite-lived intangibles as of June 30, 2012 and concluded there were no impairments.

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

Reclassification--Certain amounts in the 2011 and 2010 consolidated statements of operations have been reclassified to conform to the presentation in the fiscal 2012 financial statements.  Specifically, the amounts identified as restructuring for the years ended June 30, 2011 and 2010 ($254,000 and $494,000, respectively) have been reclassified into the Marketing, engineering and administrative expenses line item.  These same amounts were reclassified from the Restructuring of operations line to the Accrued liabilities line within the operating section of the consolidated statement of cash flows.  In addition, $2,419,000 has been reclassified from the current portion of Deferred income taxes to Other current assets on the fiscal 2011 consolidated balance sheets.  Finally, the amounts classified as Excess tax benefits from stock compensation on the consolidated statement of cash flows for fiscal 2011 and 2010 ($317,000 and ($131,000), respectively) have been reclassified from Other financing activities.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the company’s financial results.

In September 2011, the FASB issued a standards update that is intended to simplify how entities test goodwill for impairment.  This update permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC Topic 350, “Intangibles-Goodwill and Other.”  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (the Company’s fiscal 2013).  This standards update is not expected to have a material impact on the Company’s financial statements.

In June 2011, FASB issued a standards update that will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (the Company’s fiscal 2013).  This standards update is not expected to have any impact on the Company’s financial statements.

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

B.  INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

	2012	2011
Finished parts	$ 62,909	$ 56,074
Work-in-process	16,608	18,561
Raw materials	23,661	24,504

	$103,178	$ 99,139

Inventories stated on a LIFO basis represent approximately 33% and 32% of total inventories at June 30, 2012 and 2011, respectively.  The approximate current cost of the LIFO inventories exceeded the LIFO cost by $23,970,000 and $23,020,000 at June 30, 2012 and 2011, respectively.  The Company reserves for inventory obsolescence of $6,728,000 and $6,219,000 at June 30, 2012 and 2011, respectively.

C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

	2012	2011
Land	$ 4,195	$ 4,445
Buildings	42,470	42,279
Machinery and equipment	139,908	139,526

	186,573	186,250
Less: accumulated depreciation	120,217	120,459

	$ 66,356	$ 65,791

Depreciation expense for the years ended June 30, 2012, 2011 and 2010 was $9,947,000, $9,110,000 and $9,021,000, respectively.

D. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2012 and 2011 were as follows (in thousands):

Balance at June 30, 2010	$16,440

Translation adjustment	1,431

Balance at June 30, 2011	17,871
Impairment charge	(3,670)
Translation adjustment	(1,085)

Balance at June 30, 2012	$13,116

The Company conducted its annual assessment for goodwill impairment in the fourth quarter of fiscal 2012 by applying a fair value based test using discounted cash flow analyses, in accordance with ASC 350-10, “Intangibles – Goodwill and Other.”  The result of this assessment identified that one of the Company’s reporting units goodwill was fully impaired, necessitating a non-cash charge of $3,670,000.  The impairment was due to a declining outlook in the global pleasure craft/megayacht market, the weakened European economy, few signs of significant near-term recovery in the markets served by this reporting unit and the heightened economic risk profile of this Italian reporting unit as of June 30, 2012.  These factors were identified as the Company conducted its annual budget review process during the fourth fiscal quarter, and the Company concluded that the impairment charge was necessary in connection with the preparation of the year end financial statements.  The fair value of the goodwill for the remaining reporting units exceeds the respective carrying values.

At June 30, the following acquired intangible assets have defined useful lives and are subject to amortization (in thousands):

	2012	2011

Licensing agreements	$ 3,015	$ 3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056

Accumulated amortization	(8,583)	(7,774)
Translation adjustment	469	817

Total	$ 2,942	$ 4,099

The weighted average remaining useful life of the intangible assets included in the table above is approximately 6 years.

Intangible amortization expense for the years ended June 30, 2012, 2011 and 2010 was $809,000, $794,000 and $796,000, respectively.  Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2013	$ 699
2014	699
2015	407
2016	272
2017	268
Thereafter	597

$2,942

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2012 and 2011 are $2,054,000 and $2,340,000, respectively.  These assets are comprised of acquired tradenames.

E.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):
	2012	2011
Salaries and wages	$16,190	$13,976
Retirement benefits	4,163	4,483
Warranty	3,764	4,503
Customer advances/deferred revenue	4,206	7,566
Accrued income tax	584	4,350
Other	10,424	6,795

	$39,331	$41,673

F.  WARRANTY

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

	2012	2011

Reserve balance, July 1	$6,022	$6,061
Current period expense	3,633	3,927
Payments or credits to customers	(3,623)	(4,440)
Translation	(287)	474

Reserve balance, June 30	$5,745	$6,022

The current portion of the warranty accrual ($3,764,000 and $4,503,000 for fiscal 2012 and 2011, respectively) is reflected in accrued liabilities, while the long-term portion ($1,981,000 and $1,519,000 for fiscal 2012 and 2011, respectively) is included in other long-term liabilities on the Consolidated Balance Sheets.

G.  DEBT

Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements.  These lines of credit may be withdrawn at the option of the banks.  The following is aggregate borrowing information at June 30 (in thousands):

	2012	2011

Available credit lines	$3,495	$2,733
Unused credit lines	3,495	2,733

Outstanding credit lines	-	-
Notes payable-other	-	-

Total notes payable	$ 0	$ 0

Weighted-average interest
rates on credit lines	2.9%	4.5%

Long-term Debt:

Long-term debt consisted of the following at June 30 (in thousands):

	2012	2011

Revolving loan agreement	$17,550	$11,300
10-year unsecured senior notes	14,286	17,857
Secured long-term debt	66	84
Capital lease obligations	7	19
Other long-term debt	236	439

Subtotal	32,145	29,699
Less: current maturities	(3,744)	(3,915)

Total long-term debt	$28,401	$25,784

The Company has a revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”).  During the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 from $35,000,000 and the term was extended to May 31, 2015.  The outstanding balance of $17,550,000 and $11,300,000 at June 30, 2012 and 2011, respectively, is classified as long-term debt.  In accordance with the loan agreement, as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s total funded debt to EBITDA ratio.  The rate was 1.74% and 2.09% at June 30, 2012 and 2011, respectively.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth amount, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of June 30, 2012, the Company was in compliance with these covenants.  Based on its annual financial plan, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2013 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, as defined in the Note Agreement, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.  As of June 30, 2012, the Company was in compliance with these covenants.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
2013	$ 3,744
2014	3,682
2015	21,121
2016	3,571
2017	-
Thereafter	27
$32,145

H.  LEASE COMMITMENTS

Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
2013	$ 3,120
2014	1,609
2015	1,096
2016	596
2017	560
Thereafter	0
$ 6,981

Total rent expense for operating leases approximated $3,657,000, $4,103,000 and $3,989,000 in fiscal 2012, 2011 and 2010, respectively.

I.  SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2012, 2011 and 2010 was 11,304,487, 11,359,894 and 11,198,226, respectively.  At June 30, 2012 and 2011, treasury stock consisted of 1,794,981 and 1,739,574 shares of common stock, respectively.  The Company issued 69,593 and 161,668 shares of treasury stock in fiscal 2012 and 2011, respectively, to fulfill its obligations under the stock option plans and restricted stock grants.  The difference between the cost of treasury shares and the option price is recorded in common stock.

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  In fiscal 2012, the Company purchased 125,000 shares of its outstanding common stock at an average price of $19.40 per share for a total cost of $2,425,000.  In fiscal 2009, the Company purchased 250,000 shares of its outstanding common stock at an average price of $7.25 per share for a total cost of $1,812,500.  On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values.  This authorization has no expiration.

Cash dividends per share were $0.34, $0.30 and $0.28 in fiscal 2012, 2011 and 2010, respectively.

Effective June 30, 2008, the Company’s Board of Directors established a Shareholder Rights Plan and distributed to shareholders one preferred stock purchase right (a “Right’) for each outstanding share of common stock.  This Shareholder Rights Plan was amended on May 1, 2012.  Under certain circumstances, a Right can be exercised to purchase one four-hundredth of a share of Series A Junior Preferred Stock at an exercise price of $125, subject to certain anti-dilution adjustments.  The Rights will become exercisable on the earlier of: (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire from shareholders, beneficial ownership of 20% or more of the outstanding Company’s common stock (or 30% or more in the case of any person or group which currently owns 20% or more of the shares or who shall become the beneficial owner of 20% or more of the shares as a result of any transfer by reason of the death of or by gift from any other person who is an affiliate or an associate of such existing holder or by succeeding such a person as trustee of a trust existing on the Record Date ("Existing Holder")) or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding Common Stock (or 30% or more for an Existing Holder), as such periods may be extended pursuant to the Rights Agreement.  In the event that any person or group becomes an Acquiring Person, each holder of a Right shall thereafter have the right to receive, upon exercise, in lieu of Preferred Stock, common stock of the Company having a value equal to two times the exercise price of the Right.  However, Rights are not exercisable as described in this paragraph until such time as the Rights are no longer redeemable by the Company as set forth below.  Notwithstanding any of the foregoing, if any person becomes an Acquiring Person all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by an Acquiring Person will become null and void.

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

The components of accumulated other comprehensive loss included in equity as of June 30, 2012 and 2011 are as follows (in thousands):

	2012	2011
Translation adjustments	$ 16,373	$ 28,097
Benefit plan adjustments, net of income taxes
of $29,404 and $22,635, respectively	(51,170)	(39,480)
Accumulated other comprehensive loss	$(34,797)	$(11,383)

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

Information about the Company's segments is summarized as follows (in thousands):

	Manufacturing	Distribution	Total
2012

Net sales	$325,174	$129,411	$454,585
Intra-segment sales	16,189	7,672	23,861
Inter-segment sales	71,134	3,720	74,854
Interest income	688	39	727
Interest expense	3,798	64	3,862
Income taxes	20,075	2,460	22,535
Depreciation and amortization	8,373	871	9,244
Net earnings	28,941	7,196	36,137
Assets	272,098	58,275	330,373
Expenditures for segment assets	11,821	1,158	12,979

2011

Net sales	$267,630	$128,559	$396,189
Intra-segment sales	12,712	13,289	26,001
Inter-segment sales	56,159	3,636	59,795
Interest income	856	34	890
Interest expense	4,168	66	4,234
Income taxes	18,565	3,233	21,798
Depreciation and amortization	7,605	834	8,439
Net earnings	25,983	6,759	32,742
Assets	271,454	54,028	325,482
Expenditures for segment assets	11,293	334	11,627

2010

Net sales	$183,369	$101,337	$284,706
Intra-segment sales	10,752	12,990	23,742
Inter-segment sales	29,715	3,715	33,430
Interest income	979	21	1,000
Interest expense	4,795	75	4,870
Income taxes	1,475	2,412	3,887
Depreciation and amortization	7,537	873	8,410
Net earnings	400	5,079	5,479
Assets	217,656	53,514	271,170
Expenditures for segment assets	3,714	234	3,948

The following is a reconciliation of reportable segment net sales, net earnings and assets to the Company’s consolidated totals (in thousands):

	2012	2011	2010
Net sales:
Total net sales from reportable segments	$454,585	$396,189	$284,706
Elimination of inter-company sales	(98,715)	(85,796)	(57,172)
Total consolidated net sales	$355,870	$310,393	$227,534

Net earnings attributable to Twin Disc:
Total net earnings from
reportable segments	$ 36,137	$ 32,742	$ 5,479
Other corporate expenses	(10,025)	(13,912)	(4,882)

Total consolidated net earnings
attributable to Twin Disc	$ 26,112	$ 18,830	$ 597

Assets
Total assets for reportable segments	$330,373	$325,482
Corporate assets and eliminations	(26,541)	(16,362)

Total consolidated assets	$303,832	$309,120

Other significant items (in thousands):

	Segment		Consolidated
	Totals	Adjustments	Totals
2012
Interest income	$ 727	$ (632)	$ 95
Interest expense	3,862	(2,387)	1,475
Income taxes	22,535	(4,089)	18,446
Depreciation and amortization	9,244	1,512	10,756
Expenditures for segment assets	12,979	754	13,733

2011
Interest income	$ 890	$ (792)	$ 98
Interest expense	4,234	(2,515)	1,719
Income taxes	21,798	(8,734)	13,064
Depreciation and amortization	8,439	1,465	9,904
Expenditures for segment assets	11,627	401	12,028

2010
Interest income	$ 1,000	$ (916)	$ 84
Interest expense	4,870	(2,588)	2,282
Income taxes	3,887	(2,895)	992
Depreciation and amortization	8,410	1,407	9,817
Expenditures for segment assets	3,948	508	4,456

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):

	2012	2011	2010
Net sales
United States	$165,658	$127,469	$ 79,301
Canada	44,889	44,659	13,600
Italy	27,075	32,063	30,244
Other countries	118,248	106,202	104,389

Total	$355,870	$310,393	$227,534

Net sales by geographic region are based on product shipment destination.

	2012	2011
Long-lived assets
United States	$ 53,083	$ 48,077
Belgium	7,372	8,761
Switzerland	8,278	9,574
Italy	4,438	6,137
Other countries	1,053	613

Total	$ 74,224	$ 73,162

There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2012, 2011 or fiscal 2010.

K.  STOCK-BASED COMPENSATION

During fiscal 2011, the Company adopted the Twin Disc, Incorporated 2010 Stock Incentive Plan for Non-Employee Directors (the “Directors’ Plan”), a plan to grant non-employee directors equity based awards up to 250,000 shares of common stock, and the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), a plan under which officers and key employees may be granted equity based awards up to 650,000 shares of common stock.  The Directors’ Plan may grant options to purchase shares of common stock, at the discretion of the board, to non-employee directors who are elected or reelected to the board, or who continue to serve on the board.  Such options carry an exercise price equal to the fair market value of the Company’s common stock as of the date of grant, vest immediately, and expire ten years after the date of grant.  Options granted under the Incentive Plan are determined to be non-qualified or incentive stock options as of the date of grant, and may carry a vesting schedule.  For options under the Incentive Plan that are intended to qualify as incentive stock options, if the optionee owns more than 10% of the total combined voting power of the Company’s stock, the price will not be less than 110% of the grant date fair market value and the options expire five years after the date of grant.  There were no incentive options granted to a greater than 10% shareholder during the years presented. There were no options outstanding under the Directors’ Plan and the Incentive Plan as of June 30, 2012 and 2011.

The Company has 21,600 non-qualified stock options outstanding as of June 30, 2012 under the Twin Disc, Incorporated Plan for Non-Employee Directors and Twin Disc, Incorporated 2004 Stock Incentive Plan.  The 2004 plans were terminated during 2010, except options then outstanding will remain so until exercised or until they expire.

The Company has 44,000 non-qualified stock options outstanding at June 30, 2012 under the Twin Disc, Incorporated 1998 Incentive Compensation plan and the 1998 Stock Option Plan for Non-employee Directors.  The 1998 plans were terminated during 2004, except that options then outstanding will remain so until exercised or until they expire.

Shares available for future options as of June 30 were as follows:

	2012	2011
2010 Long-Term Incentive Compensation Plan	600,831	650,000
2010 Stock Incentive Plan for Non-employee Directors	223,726	233,512

Stock option transactions under the plans during 2012 were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2012	Price	Life (years)	Value

Non-qualified stock options:
Options outstanding
at beginning of year	95,400	$ 6.76
Granted	-	-
Canceled/expired	-	-
Exercised	(29,800)	5.58

Options outstanding at June 30	65,600	$ 7.30	2.63	$784,062

Options exercisable at June 30	65,600	$ 7.30	2.63	$784,062

Options price range
($3.25 - $4.98)

Number of shares	44,000

Weighted average price	$ 3.58

Weighted average remaining life	1.00 years

Options price range
($5.73 - $7.19)

Number of shares	2,400

Weighted average price	$ 6.23

Weighted average remaining life	3.00 years

Options price range
($10.01 - $27.55)

Number of shares	19,200

Weighted average price	$ 15.96

Weighted average remaining life	6.31 years

		Weighted	Weighted Average	Aggregate
	Average	Remaining Contractual	Intrinsic
	2012	Price	Life (years)	Value

Incentive stock options:
Options outstanding
at beginning of year	8,200	$ 3.76
Granted	-	-
Canceled/expired	(7,400)	3.76
Exercised	(800)	3.76

Options outstanding at June 30	-	$ -	0.00	$0

Options exercisable at June 30	-	$ -	0.00	$0

Options price range
($3.76 - $4.98)

Number of shares	-

Weighted average price	$ -

Weighted average remaining life	0 years

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

During fiscal 2012, 2011 and 2010, 0, 0 and 7,200 non-qualified stock options were granted, respectively.  As a result, compensation cost of $0, $0 and $44,000 has been recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income for fiscal 2012, 2011 and 2010, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2012, 2011 and 2010 was approximately $1,002,000, $630,000 and $89,000, respectively.

In fiscal 2012, 2011 and 2010, the Company granted a target number of 15,449, 98,358 and 91,807 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock unit awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 18,539.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2012 at the target level. The performance stock unit awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock unit awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 118,030.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2011 at the maximum level.  The performance stock unit awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock unit awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 110,168.  Based upon actual results to date, the Company is accruing the performance stock unit awards granted in fiscal 2010 at the maximum level.  There were 133,479, 316,698 and 233,065 unvested performance stock unit awards outstanding at June 30, 2012, 2011 and 2010, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2012 was $15.79.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation (income) expense for the year ended June 30, 2012, 2011 and 2010 related to the performance stock unit award grants, approximated $(631,000), $4,246,000 and $0, respectively.  At June 30, 2012, the Company had $958,000 of unrecognized compensation expense related to the unvested shares that are ultimately expected to vest based upon the probability of achieving threshold performance levels.  The total fair value of performance stock unit awards vested in fiscal 2012, 2011 and 2010 was $2,068,000, $0 and $0, respectively.  The performance stock unit awards are cash based, and are thus recorded as a liability on the Company’s Consolidated Balance Sheets.  As of June 30, 2012, these awards are included in “Accrued liabilities” ($2,068,000) and “Other long-term liabilities” ($1,547,000) due to a portion of the awards having performance periods ending in less than one year, with the others all exceeding one year. As of June 30, 2011, these awards were included in “Other long-term liabilities” ($4,246,000) due to the performance periods all exceeding one year.

In fiscal 2012, 2011 and 2010, the Company granted a target number of 15,335, 72,546 and 74,173 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 18,402.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock awards granted in fiscal 2012 at the target level. The performance stock awards granted in fiscal 2011 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2013.  The performance stock awards granted in fiscal 2011 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 87,055.  Based upon actual results to date and the probability of achieving the maximum performance levels, the Company is accruing the performance stock awards granted in fiscal 2011 at the maximum level.  The performance stock awards granted in fiscal 2010 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2012.  The performance stock awards granted in fiscal 2010 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 89,008.  Based upon actual results to date, the Company is accruing the performance stock awards granted in fiscal 2010 at the maximum level.  There were 102,391, 242,563 and 177,983 unvested performance stock awards outstanding at June 30, 2012, 2011 and 2010, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the year ended June 30, 2012, 2011 and 2010, related to performance stock awards, approximated $838,000, $876,000 and $0, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2012 was $16.60.  At June 30, 2012, the Company had $778,000 of unrecognized compensation expense related to the unvested shares that are ultimately expected to vest based upon the probability of achieving threshold performance levels.  The total fair value of performance stock awards vested in fiscal 2012, 2011 and 2010 was $1,671,000, $0 and $0, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During fiscal 2012, 2011 and 2010, the Company granted 43,620 119,268 and 109,123 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 250,323, 237,691 and 126,423 unvested shares outstanding at June 30, 2012, 2011 and 2010, respectively.  Compensation expense of $1,435,000, $1,026,000 and $463,000 was recognized during the year ended June 30, 2012, 2011 and 2010, respectively, related to these service-based awards.  The total fair value of restricted stock grants vested in fiscal 2012, 2011 and 2010 was $977,000, $133,000 and $138,000, respectively.  As of June 30, 2012, the Company had $1,451,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

L.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,657,000, $2,475,000 and $2,347,000 in fiscal 2012, 2011 and 2010, respectively.  Total engineering and development costs were $9,508,000, $8,776,000 and $7,885,000 in fiscal 2012, 2011 and 2010, respectively.

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

On June 3, 2009, the Company announced it would freeze future accruals under the domestic defined benefit pension plans effective August 1, 2009.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2012 and 2011 was June 30.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations as of June 30 (in thousands):
			Other
	Pension		Postretirement
	Benefits		Benefits
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation, beginning of year	$126,514	$125,857	$ 20,571	$ 22,834
Service cost	292	198	41	32
Interest cost	6,231	6,324	985	1,096
Actuarial loss (gain)	9,082	4,523	161	(1,038)
Contributions by plan participants	182	-	-	-
Benefits paid	(9,040)	(10,388)	(2,113)	(2,353)

Benefit obligation, end of year	$133,261	$ 126,514	$ 19,645	$ 20,571

Change in plan assets:
Fair value of assets, beginning of year	$ 97,530	$ 76,391	$ -	$ -
Actual return on plan assets	(4,077)	21,810	-	-
Employer contribution	4,180	9,717	2,113	2,353
Contributions by plan participants	182	-	-	-
Benefits paid	(9,040)	(10,388)	(2,113)	(2,353)

Fair value of assets, end of year	$ 88,775	$ 97,530	$ -	$ -

Funded status	$(44,486)	$(28,984)	$(19,645)	$(20,571)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$ 411	$ 587	$ -	$ -
Accrued liabilities - current	(113)	(130)	(2,862)	(3,008)
Accrued retirement benefits - noncurrent	(44,784)	(29,441)	(16,783)	(17,563)

Net amount recognized	$(44,486)	$(28,984)	$(19,645)	$(20,571)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Prior service cost	$ -	$ -	$ -	$ (321)
Net transition obligation	369	-	-	-
Actuarial net loss	46,163	34,768	4,549	5,033

Net amount recognized	$ 46,532	$ 34,768	$ 4,549	$ 4,712

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified domestic defined benefit and other postretirement benefit plans are as follows (in thousands):
		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$ 35	$ -
Actuarial net loss	3,380	792

Net amount to be recognized	$3,415	$ 792

The accumulated benefit obligation for all defined benefit pension plans was approximately $133,261,000 and $126,514,000 at June 30, 2012 and 2011, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):
	June 30
	2012	2011
Projected and accumulated benefit obligation	$131,369	$124,328
Fair value of plan assets	86,472	94,757

Components of Net Periodic Benefit Cost (in thousands):
	Pension Benefits
	2012	2011	2010
Service cost	$ 292	$ 198	$ 292
Interest cost	6,231	6,324	7,282
Expected return on plan assets	(7,766)	(6,096)	(6,052)
Settlement loss	11	23	99
Amortization of transition obligation	34	-	60
Amortization of actuarial net loss	2,319	3,118	2,637

Net periodic benefit cost	$ 1,121	$3,567	$4,318

	Other Postretirement Benefits
	2012	2011	2010
Service cost	$ 41	$ 32	$ 28
Interest cost	985	1,096	1,347
Amortization of prior service cost	(508)	(678)	(678)
Amortization of actuarial net loss	929	1,124	859

Net periodic benefit cost	$1,447	$ 1,574	$ 1,556

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2012 (Pre-tax, in thousands):
	Pension	Other Postretirement Benefits
Net (loss) gain	$21,183	$ (161)
Amortization of prior service benefit	-	(509)
Amortization of transition asset	(34)	-
Amortization of net (loss) gain	(2,330)	929
Total recognized in other comprehensive income	$18,819	$ 259
Net periodic benefit cost	1,121	1,447
Total recognized in net periodic benefit cost and
other comprehensive income	$ 19,940	$ 1,706

Additional Information

Assumptions (as of June 30, 2012 and 2011)
			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used
to determine benefit obligations
at June 30
	2012	2011	2012	2011
Discount rate	4.20%	5.16%	4.20%	5.16%
Expected return on plan assets	7.50%	8.50%

Weighted average assumptions used
to determine net periodic benefit
cost for years ended June 30

				Other
	Pension Benefits			Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.16%	5.09%	6.60%	5.16%	5.09%	6.60%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	NA	NA	5.00%

The assumed weighted-average healthcare cost trend rate was 7.5% in 2012, grading down to 5% in 2017.  A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $468,000 and the service and interest cost by approximately $25,000.  A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $419,000 and the service and interest cost by approximately $23,000.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2012 and 2011 by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2012	2011
Equity securities	65%	64%	66%
Debt securities	25%	25%	25%
Real estate	10%	11%	9%

	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above.  The pension plans held 98,211 shares of Company stock with a fair market value of $1,815,921 (2.2 percent of total plan assets) at June 30, 2012 and 98,211 shares with a fair market value of $3,793,891 (4.1 percent of total plan assets) at June 30, 2011.

The plans have a long-term return assumption of 7.50%.  This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories.

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments

Level II	Unadjusted quoted prices in active markets for similar instruments, or

Unadjusted quoted prices for identical or similar instruments in markets that are not active, or

Other inputs that are observable in the market or can be corroborated by observable market data

Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2012 (in thousands):

	Total	Level I	Level II	Level III
Cash and cash equivalents	$ 748	$ 748	$ -	$ -
Equity securities:
U.S. (a)	27,549	27,549	-	-
International (b)	13,348	8,747	4,601	-
Fixed income (c)	20,652	6,876	13,776	-
Annuity contracts	5,333	-	-	5,333
Real estate	9,157	-	3,833	5,324
Other (d)	11,988	-	-	11,988
Total	$88,775	$43,920	$22,210	$22,645

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

(d)  Other consists of hedged equity.

The following table presents a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2012 (in thousands):
	Annuity
	Contracts	Real Estate	Other
Balance – June 30, 2011	$ 5,810	$ 5,260	$12,368
Actual return on plan assets:
Relating to assets still held at reporting date	(681)	334	(380)
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements, net	204	-	-
Transfers in and/or out of Level III	-	(270)	-

Balance – June 30, 2012	$ 5,333	$ 5,324	$ 11,988

Cash Flows

Contributions

The Company expects to contribute $6,479,000 to its defined benefit pension plans in fiscal 2013.  As part of the pension funding provisions contained in the Surface Transportation Extension Act of 2012 passed by Congress in June 2012, Twin Disc, Inc.'s fiscal 2013 pension contributions are projected to be reduced to $4 million from $6 million, pending a final interest rate to be issued by the IRS.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other Postretirement Benefits
	Pension	Gross	Part D	Net Benefit
	Benefits	Benefits	Reimbursement	Payments
2013	$10,248	$2,862	$ -	$2,862
2014	9,514	2,298	-	2,298
2015	9,494	2,180	-	2,180
2016	9,376	2,053	-	2,053
2017	9,045	1,923	-	1,923
Years 2018- 2022	44,148	7,595	-	7,595

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation.  The total expense under the plans was $2,411,000, $2,469,000 and $2,111,000 in fiscal 2012, 2011 and 2010, respectively.

N.  INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows (in thousands):

	2012	2011	2010

United States	$43,335	$27,914	$4,127
Foreign	1,421	4,115	(2,405)

	$44,756	$32,029	$1,722

The provision (benefit) for income taxes is comprised of the following (in thousands):

	2012	2011	2010
Currently payable:
Federal	$ 7,241	$ 8,704	$ 490
State	188	373	302
Foreign	3,531	2,633	1,674

	10,960	11,710	2,466
Deferred:
Federal	7,653	(315)	532
State	662	(97)	(58)
Foreign	(829)	1,766	(1,948)

	7,486	1,354	(1,474)
	$18,446	$13,064	$ 992

The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).

	2012	2011
Deferred tax assets:
Retirement plans and employee benefits	$25,316	$24,387
State net operating loss and other state credit carryforwards	14	240
Inventory	1,283	1,353
Reserves	2,016	1,810
Research & development capitalization	63	186
Foreign NOL carryforwards	4,359	3,379
Accruals	543	306
Other assets	96	124

	33,690	31,785
Deferred tax liabilities:
Property, plant and equipment	8,780	6,704
Intangibles	5,869	6,313
Other liabilities	490	361

	15,139	13,378

Valuation allowance	(3,811)	(2,751)

Total net deferred tax assets	$ 14,740	$ 15,656

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2012, the Company continued to incur operating losses in certain foreign jurisdictions where the loss carryforward period is unlimited.  The Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions and concluded that based primarily upon continuing losses in these jurisdictions and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.  Therefore, the Company recorded an additional valuation allowance of $1,060,000 in fiscal 2012.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

During fiscal 2010, the Company identified and recorded three out-of-period tax errors that related to prior fiscal periods.  Recording these out-of-period tax errors in fiscal 2010 reduced total income tax expense by $28,000.  The Company believes these tax errors were not material to the 2010 or any previously issued financial statements.  In addition, these errors do not impact the fiscal 2011 or 2012 consolidated financial statements.

During the third quarter of fiscal 2012, the Company completed and filed its 2011 Federal and State income tax returns.  Subsequently, the Company completed its return-to-provision reconciliation to determine differences between positions taken per the year-end fiscal 2011 book tax provision and the actual positions taken per the 2011 returns.  This reconciliation identified an error in the fiscal 2011 tax provision, which resulted in overstating fiscal 2011 earnings by $608,000.  To correct this error, the Company increased tax expense by $608,000 in the third quarter of fiscal 2012. This adjustment was effectively offset by normal provision to return adjustments in the quarter, resulting in a minimal impact on the effective tax rate.  The Company believes this tax error was not material to the 2012 or any previously issued financial statements.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2012	2011	2010

U.S. federal income tax at 35%	$15,595	$11,163	$540
Increases (reductions) in tax resulting from:
Foreign tax items	869	419	587
State taxes	797	129	160
Valuation allowance	1,060	2,491	48
Change in prior year estimate	96	(157)	(216)
Research & development tax credits	(215)	(387)	(184)
Section 199 deduction	(908)	(735)	-
Goodwill impairment	1,292	-	-
Other, net	(140)	141	57
	$18,446	$13,064	$992

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely.  The Company reaffirms its position that these earnings remain permanently reinvested, and has no plans to repatriate funds to the U.S. for the foreseeable future.  These earnings relate to ongoing operations and were approximately $8.1 million at June 30, 2012.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2008 through 2012 for our major operations in the U.S., Italy, Belgium and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2008, but currently fiscal 2010 and 2011 are under audit.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2013.

The Company has approximately $560,000 of unrecognized tax benefits as of June 30, 2012, which, if recognized would impact the effective tax rate.  The company has settled the IRS audit for fiscal years 2003 through 2007, resulting in a decrease of approximately $350,000.  The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits (in thousands):

	June 30, 2012	June 30, 2011

Unrecognized tax benefits, beginning of year	$ 853	$ 808
Additions based on tax positions related to the prior year	-	6
Additions based on tax positions related to the current year	107	136
Reductions based on tax positions related to the prior year	-	-
Subtractions due to statutes closing	(50)	(60)
Settlements with taxing authorities	(350)	(37)

Unrecognized tax benefits, end of year	$ 560	$ 853

As of June 30, 2012 and 2011, the amounts accrued for interest and penalties totaled $41,000 and $136,000, respectively, and are not included in the reconciliation above.

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

TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2012, 2011 and 2010 (in thousands)

		-----------Additions----------
	Balance at	Charged to			Balance at
	Beginning	Costs and	Net		End of
Description	of Period	Expenses	Acquired	Deductions(1)	Period

2012:

Allowance for losses on
accounts receivable	$2,093	$ 549	$ -	$ 448	$2,194

Deferred tax valuation
allowance	$2,751	$1,060	$ -	$ -	$3,811

2011:

Allowance for losses on
accounts receivable	$1,792	$1,078	$ -	$ 777	$2,093

Deferred tax valuation
allowance	$ 260	$2,751	$ -	$ 260	$2,751

2010:

Allowance for losses on
accounts receivable	$ 1,623	$ 412	$ -	$ 243	$1,792

Deferred tax valuation
allowance	$ 212	$ 48	$ -	$ -	$ 260

(1)  Amounts primarily represent accounts receivable written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2012	TWIN DISC, INCORPORATED

By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 13, 2012	By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman, Chief Executive Officer and Director

September 13, 2012	By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Operating Officer and Director

September 13, 2012	By: /s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President-Finance, Chief Financial Officer and Treasurer

September 13, 2012	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller (Chief Accounting Officer)

September 13, 2012	Michael Doar, Director
Malcolm F. Moore, Director
David B. Rayburn, Director
Michael C. Smiley, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ THOMAS E. VALENTYN
Thomas E. Valentyn
General Counsel and Secretary (Attorney in Fact)

EXHIBIT INDEX

TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2012

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
4a)
Description of Shareholder Rights Plan and Form of Rights Agreement dated as of December 20, 2007 by and between the Company and Mellon Investor Services, LLC, as Rights Agent, with Form of Rights Certificate (Incorporated by reference to Item 3.03 and Exhibit 4 of the Company's Form 8-K dated December 20, 2007). File No. 001-07635.

4b)
First Amendment to Rights Agreement, effective as of May 1, 2012, between Twin Disc, Incorporated and Computershare Shareowner Services, LLC (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K dated May 1, 2012). File No. 001-07635.

Exhibit 10	Material Contracts	Included Herewith
a)	Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10a of the Company’s Form 10-K/A filed September 19, 2011 for the year ended June 30, 2011). File No. 001-07635.
b)	The 1998 Incentive Compensation Plan (Incorporated by reference to Exhibit A of the Proxy Statement for the Annual Meeting of Shareholders held on October 16, 1998). File No. 001-07635.
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
n)
Form of Performance Stock Award Grant Agreement for award of performance shares on July 29, 2010 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

o)
Form of Performance Stock Unit Award Agreement for award of performance stock units on July 29, 2010 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

p)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 29, 2010 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.
q)
Form of Performance Stock Award Grant Agreement for award of performance shares on July 28, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 3, 2011). File No. 001-07635.

r)
Form of Performance Stock Unit Award Agreement for award of performance stock units on July 28, 2011 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 3, 2011). File No. 001-07635.

s)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 28, 2011 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 3, 2011). File No. 001-07635.
t)
Form of Performance Stock Award Grant Agreement for award of performance shares on July 26, 2012 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 1, 2012). File No. 001-07635.

u)
Form of Performance Stock Unit Award Agreement for award of performance stock units on July 26, 2012 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 1, 2012). File No. 001-07635.

v)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 26, 2012 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 1, 2012). File No. 001-07635.
w)
Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

x)	Pension Promise Agreement between Twin Disc International, S.A. and Henri Claude Fabry (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.
y)	Management Agreement between Twin Disc International S.A. and H. Claude Fabry (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 1, 2012). File No. 001-07635.
z)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.3, 10.4 and 10.5 of the Company’s Form 8-K dated August 2, 2007). File No. 001-07635.
aa)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
bb)	Amended and Restated Loan Agreement for $40,000,000 Revolving Credit Dated May 13, 2011 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K Dated May 13, 2011). File No. 001-07635.
cc)	Note Agreement for $25,000,000 of 6.05% Senior Notes due April 10, 2016 (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated April 12, 2006). File No. 001-07635.
dd)	Amendment 1 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10p of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
ee)	Amendment 2 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10q of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
ff)	Amendment 3 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10w of the Company’s Forms 10-K and 10-K/A for the year ended June 30, 2009). File No. 001-07635.
gg)	Amendment 4 to Note Agreement for 6.05% Senior Notes (Incorporated by reference to Exhibit 10x of the Company’s Forms 10-K and 10-K/A for the year ended June 30, 2009). File No. 001-07635.
hh)	Amendment 5 to Note Agreement for 6.05% Senior Notes. (Incorporated by reference to Exhibit 10ff of the Company’s Form 10-K for the year ended June 30, 2011). File No. 001-07635.

Exhibit	Description	Included Herewith
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X