Form 10-K/A
TWIN DISC INC
filed 2012-10-09
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Twin Disc, Incorporated for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 13, 2012, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in Extensible Business Reporting Language (“XBRL”).

As permitted by Securities and Exchange Commission regulations, the Interactive Data File for the Form 10-K is being filed within the 30-day grace period for the first financial statements required to include detailed tagging of notes to the financial statements and financial statement schedules.

No other changes have been made to the Form 10-K.  This Form 10-K/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

Item 6.                      Exhibits

101.INS	XBRL Instance Document

101.SCH	XBRL Schema

101.CAL	XBRL Calculation Linkbase

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase

101.PRE	XBRL Presentation Linkbase

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: October 9, 2012	/s/ THOMAS E. VALENTYN
Thomas E. Valentyn
General Counsel and Secretary