Form 10-Q
period 2012-11-07
TWIN DISC INC
filed 2012-11-07
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 28, 2012

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
Yes                                No  √

At October 29, 2012, the registrant had 11,428,484 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)
	September 28,	June 30,
	2012	2012
Assets
Current assets:
Cash	$21,493	$15,701
Trade accounts receivable, net	47,115	63,438
Inventories, net	112,811	103,178
Deferred income taxes	3,870	3,745
Other	11,050	11,099
Total current assets	196,339	197,161

Property, plant and equipment, net	65,315	66,356
Goodwill, net	13,135	13,116
Deferred income taxes	12,377	14,335
Intangible assets, net	4,840	4,996
Other assets	8,093	7,868

Total assets	$300,099	$303,832

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,656	$3,744
Accounts payable	25,923	23,550
Accrued liabilities	29,845	39,331
Total current liabilities	59,424	66,625

Long-term debt	35,338	28,401
Accrued retirement benefits	60,315	64,009
Deferred income taxes	3,235	3,340
Other long-term liabilities	2,200	4,171

Total liabilities	160,512	166,546

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	11,929	12,759
Retained earnings	185,308	185,083
Accumulated other comprehensive loss	(32,903)	(34,797)
	164,334	163,045
Less treasury stock, at cost (1,689,722 and 1,794,981 shares, respectively)	25,638	26,781

Total Twin Disc shareholders' equity	138,696	136,264

Noncontrolling interest	891	1,022

Total equity	139,587	137,286

Total liabilities and equity	$300,099	$303,832

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended
	September 28,	September 30,
	2012	2011

Net sales	$68,793	$81,330
Cost of goods sold	49,377	50,562
Gross profit	19,416	30,768

Marketing, engineering and administrative expenses	16,620	15,909
Earnings from operations	2,796	14,859

Interest expense	306	359
Other expense (income), net	127	(394)
	433	(35)

Earnings before income taxes and noncontrolling interest	2,363	14,894
Income taxes	1,077	5,259

Net earnings	1,286	9,635
Less: Net earnings attributable to noncontrolling interest, net of tax	(35)	(54)

Net earnings attributable to Twin Disc	$1,251	$9,581

Dividends per share	$0.09	$0.08

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.11	$0.84
Diluted earnings per share attributable to Twin Disc common shareholders	$0.11	$0.83

Weighted average shares outstanding data:
Basic shares outstanding	11,368	11,396
Dilutive stock awards	78	145

Diluted shares outstanding	11,446	11,541

Net earnings	$1,286	$9,635
Other comprehensive income (loss), net:
Benefit plan adjustments, net of income taxes of $384 and $272, respectively	668	474
Foreign currency translation adjustment	1,264	(2,275)
Other comprehensive income (loss), net	1,932	(1,801)
Comprehensive income	3,218	7,834
Less: comprehensive income attributable to noncontrolling interest	(35)	(54)

Comprehensive income attributable to Twin Disc	$3,183	$7,780

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	September 28,	September 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$1,286	$9,635
Adjustments to reconcile net earnings to net cash
(used) provided by operating activities:
Depreciation and amortization	2,632	2,573
Other non-cash changes, net	2,223	2,505
Net change in working capital, excluding cash	(4,059)	(16,354)

Net cash provided (used) by operating activities	2,082	(1,641)

Cash flows from investing activities:
Acquisitions of fixed assets	(1,337)	(3,587)
Proceeds from sale of fixed assets	31	-
Other, net	(293)	(293)

Net cash used by investing activities	(1,599)	(3,880)

Cash flows from financing activities:
Payments of notes payable	(88)	(53)
Proceeds from long-term debt, net	6,935	11,164
Proceeds from exercise of stock options	129	169
Dividends paid to shareholders	(1,026)	(914)
Dividends paid to noncontrolling interest	(204)	(132)
Excess tax benefits from stock compensation	1,316	445
Other	(1,700)	(183)

Net cash provided by financing activities	5,362	10,496

Effect of exchange rate changes on cash	(53)	(444)

Net change in cash	5,792	4,531

Cash:
Beginning of period	15,701	20,167

End of period	$21,493	$24,698

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

Revision of Prior Period Financial Statements

In the third quarter of fiscal 2012, the Company identified a prior period error in their first and second quarter 2012 condensed consolidated financial statements related to the cash flow statement classification of the excess tax benefit related to stock-based compensation.  The excess tax benefit in the first and second quarter of fiscal 2012 was reflected in operating activities rather than financing activities in the condensed consolidated cash flow statement.  There was no impact of the error on the statement of comprehensive income.  In evaluating whether the Company's previously issued condensed consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification ("ASC") Topic 250, Accounting Changes and Error Corrections and ASC Topic 250-10-S99-1, Assessing Materiality.  The Company concluded this error was not material individually or in the aggregate to any of the prior period reporting periods.  The revision for the correction is reflected in the financial information herein and will be reflected in future filings containing affected financial information.  The impact of these revisions on the Condensed Consolidated Statements of Cash Flows for previously filed 2012 Form 10-Q's is as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30, 2011		December 30, 2011
	As Reported	As Revised	As Reported	As Revised
Cash flows from operating activities:
Other non-cash changes, net	$2,950	$2,505	$4,291	$3,756
Net cash used by operating activities	(1,196)	(1,641)	(3,054)	(3,589)

Cash flows from financing activities:
Excess tax benefits from stock compensation	-	445	-	535
Net cash provided by financing activities	10,051	10,496	10,096	10,631

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

In June 2011, FASB issued a standards update that will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for this quarter.  This standards update did not have a material impact on the Company’s financial statements.

B.	Inventory

The major classes of inventories were as follows (in thousands):

	September 28,	June 30,
	2012	2012
Inventories:
Finished parts	$69,727	$62,909
Work in process	16,219	16,608
Raw materials	26,865	23,661

	$112,811	$103,178

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three month periods ended September 28, 2012 and September 30, 2011 (in thousands):

	Three Months Ended
	Sept. 28,	Sept. 30,
	2012	2011

Reserve balance, beginning of period	$5,745	$6,022
Current period expense	881	1,464
Payments or credits to customers	(1,185)	(773)
Translation	21	(130)

Reserve balance, end of period	$5,462	$6,583

The current portion of the warranty accrual ($4,088,000) is reflected in accrued liabilities, while the long-term portion ($1,374,000) is included in other long-term liabilities on the Consolidated Balance Sheets.

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

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended
	Sept. 28,	Sept. 30,
	2012	2011

Manufacturing segment sales	$58,282	$70,983
Distribution segment sales	31,003	34,094
Inter/Intra segment elimination - manufacturing	(15,558)	(19,670)
Inter/Intra segment elimination - distribution	(4,934)	(4,077)

Net sales	$68,793	$81,330

Manufacturing segment net earnings	$2,854	$8,802
Distribution segment net earnings	1,152	2,006
Corporate and eliminations	(2,755)	(1,227)

Net earnings attributable to Twin Disc	$1,251	$9,581

	Sept. 28,	June 30,
Assets	2012	2012

Manufacturing segment assets	$277,548	$272,098
Distribution segment assets	60,945	58,275
Corporate assets and elimination
of inter-company assets	(38,394)	(26,541)

	$300,099	$303,832

F.	Stock-Based Compensation

In the first quarter of fiscal 2013 and 2012, the Company granted a target number of 28,255 and 15,449 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock unit awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 33,906.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2013 at the target level. The performance stock unit awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock unit awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 18,539.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock unit awards granted in fiscal 2012 at the target level.  There were 161,734 and 243,647 unvested stock unit awards outstanding at September 28, 2012 and September 30, 2011, respectively.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense (income) for the three months ended September 28, 2012 and September 30, 2011, related to the performance stock unit award grants, approximated $178,000 and $(965,000), respectively.

In the first quarter of fiscal 2013 and 2012, the Company granted a target number of 28,535 and 15,335 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 34,242.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock awards granted in fiscal 2013 at the target level. The performance stock awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 18,402.  Based upon actual results to date and the probability of achieving the targeted performance levels, the Company is accruing the performance stock awards granted in fiscal 2012 at the target level.  There were 130,926 and 191,398 unvested stock awards outstanding at September 28, 2012 and September 30, 2011, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three months ended September 28, 2012 and September 30, 2011, related to performance stock awards, approximated $179,000 and $197,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first quarter of fiscal 2013 and 2012, the Company granted 64,991 and 33,834 service based restricted shares, respectively, to employees in each year.  There were 213,391 and 261,025 unvested shares outstanding at September 28, 2012 and September 30, 2011, respectively.  Compensation expense of $388,000 and $342,000 was recognized for the three months ended September 28, 2012 and September 30, 2011, respectively.

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

	Three Months Ended
	Sept. 28,	Sept. 30,
	2012	2011

Pension Benefits:
Service cost	$44	$46
Interest cost	1,308	1,510
Expected return on plan assets	(1,571)	(1,919)
Amortization of net loss	834	580
Net periodic benefit cost	$615	$217

Postretirement Benefits:
Service cost	$8	$11
Interest cost	192	246
Amortization of net actuarial loss	198	105
Net periodic benefit cost	$398	$362

The Company expects to contribute approximately $4,440,000 to its pension plans in fiscal 2013.  As of September 28, 2012, $3,491,000 in contributions have been made.

H.	Income Taxes

The effective tax rate for the first three months of fiscal 2013 is 45.6%, which is higher than the prior year’s 35.3%.  The most significant factors impacting changes in the effective tax rate for the three months ended September 28, 2012 were the magnified impact of the valuation allowance on a reduced earnings base, decreased domestic sales which were offset by a limited Section 199 credit, the expiration of the credit for research and development activities and a change in the mixture of foreign and domestic earnings resulting in increased net foreign earnings.

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

The Company has approximately $635,000 of unrecognized tax benefits, including related interest and penalties, as of September 28, 2012, which, if recognized, would favorably impact the effective tax rate. During the first quarter, the Company negotiated an audit settlement in the U.S. for fiscal years 2010 and 2012.  Based on this, an additional $45,000 reserve has been added.  The Company anticipates that upon final settlement, the net amount of unrecognized tax benefits will decrease by approximately $323,000 during the next three months.

There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 28, 2012.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2007 through 2011 for the major operations in Italy, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2008.   The state of Wisconsin income tax audit remains ongoing for fiscal years 2001 through 2009.  The Company has not been notified of any other tax examinations covering open periods.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2013.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the three months ended September 28, 2012 were as follows (in thousands):

Gross balance at June 30, 2012	$16,786
Accumulated impairment losses	(3,670)
Net balance at June 30, 2012	$13,116

Translation adjustment	$19
Gross balance at September 28, 2012	$16,805
Accumulated impairment losses	(3,670)
Net balance at September 28, 2012	$13,135

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of September 28, 2012 and June 30, 2012 were as follows (in thousands):

	September 28,	June 30,
	2012	2012
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(8,771)	(8,583)
Foreign currency translation	492	469

Total	$2,777	$2,942

The weighted average remaining useful life of the intangible assets included in the table above is approximately 6 years.

Intangible amortization expense was $188,000 and $216,000 for the three months ended September 28, 2012, and September 30, 2011, respectively. Estimated intangible amortization expense for the remainder of fiscal 2013 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2013	$526
2014	702
2015	408
2016	273
2017	269
2018	269

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 28, 2012 and June 30, 2012 are $2,063,000 and $2,054,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at September 28, 2012 and June 30, 2012 consisted of the following (in thousands):

	September 28,	June 30,
	2012	2012

Revolving loan	$24,450	$17,550
10-year unsecured senior notes	14,286	14,286
Other	258	309
Subtotal	38,994	32,145
Less: current maturities and short-term borrowings	(3,656)	(3,744)
Total long-term debt	$35,338	$28,401

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of September 28, 2012, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.31% and 0.41% for September 28, 2012 and June 30, 2012, respectively), plus the current add-on related to the revolving loan agreement (1.50% for September 28, 2012 and June 30, 2012).   The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $15,658,000 and $15,768,000 at September 28, 2012 and June 30, 2012, respectively.  The Company’s revolving loan agreement approximates fair value at September 28, 2012 and June 30, 2012.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  The Company purchased 125,000 shares of its outstanding Common Stock in fiscal 2012 and no shares in the first three months of fiscal 2013.  On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values.  This authorization has no expiration.

The following is a reconciliation of the Company’s equity balances for the first fiscal three months of 2012 and 2013 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2011	$10,863	$162,857	($11,383)	($25,252)	$969	$138,054

Net income		9,581			54	9,635
Translation adjustments			(2,291)		16	(2,275)
Benefit plan adjustments, net of tax			474			474
Cash dividends		(914)			(132)	(1,046)
Compensation expense and
windfall tax benefits	985					985
Shares (acquired) issued, net	(769)			753		(16)
Balance-September 30, 2011	$11,079	$171,524	($13,200)	($24,499)	$907	$145,811

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2012	$12,759	$185,083	($34,797)	($26,781)	$1,022	$137,286
Net income		1,251			35	1,286
Translation adjustments			1,226		38	1,264
Benefit plan adjustments, net of tax			668			668
Cash dividends		(1,026)			(204)	(1,230)
Compensation expense and
windfall tax benefits	1,883					1,883
Shares (acquired) issued, net	(2,713)			1,143		(1,570)
Balance-September 28, 2012	$11,929	$185,308	($32,903)	($25,638)	$891	$139,587

Item 2.                      Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information.  This discussion should be read in conjunction with our consolidated fiscal 2012 financial statements and related notes.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2012 could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Three Months Ended
	September 28,		September 30,
	2012	%	2011	%
Net sales	$68,793		$81,330
Cost of goods sold	49,377		50,562

Gross profit	19,416	28.2%	30,768	37.8%

Marketing, engineering and
administrative expenses	16,620	24.2%	15,909	19.6%

Earnings from operations	$2,796	4.1%	$14,859	18.3%

Comparison of the First Quarter of FY 2013 with the First Quarter of FY 2012

Net sales for the first quarter decreased 15.4%, or $12.5 million, to $68.8 million from a record $81.3 million in the same period a year ago.  Compared to the first quarter of fiscal 2012, on average, the euro and Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $2.1 million versus the prior year, before eliminations.  The decrease in sales was primarily the result of lower demand from customers in the pressure pumping sector of the North American oil and gas market.  Offsetting the weakness in this market was higher demand from customers in the North American and Asian commercial marine markets.  Sales to customers serving the global mega yacht market remained at historical lows in the quarter, while demand remained steady for equipment used in the industrial, airport rescue and fire fighting (ARFF), and military markets.

Sales at our manufacturing segment were down 17.9%, or $12.7 million, versus the same period last year.  Compared to the first quarter of fiscal 2012, on average, the euro weakened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to decrease revenues for the manufacturing segment by approximately $2.0 million versus the prior year, before eliminations.  In the current fiscal year’s first quarter, our domestic manufacturing operation experienced a 23% decrease in sales versus the first fiscal quarter of 2012.  The primary driver for this decrease was lower sales of pressure pumping transmissions for the North American oil and gas markets.  Partially offsetting this was increased shipments of marine transmission systems for the North American and Asian commercial marine markets.   The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a 32% decrease in sales compared to the prior fiscal year’s first quarter.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, saw a 26% increase in sales versus the prior fiscal year’s first quarter, primarily driven by increased activity in the global commercial marine and patrol boat markets.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 23% decrease in sales, primarily due to the timing of shipments for the global patrol boat and Italian mega yacht markets.

Our distribution segment, buoyed somewhat by continued growth in the Asian commercial marine, and oil and gas markets, experienced a decrease of 9%, or $3.1 million, in sales compared to the first quarter of fiscal 2012.  Compared to the first quarter of fiscal 2012, on average, the Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $0.3 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore, which continues to experience strong demand for marine transmission products for use in various commercial applications and pressure pumping transmissions for the Chinese oil and gas market, saw an 81% increase in sales compared to the prior fiscal year’s first quarter.  This operation acts as the Company’s master distributor for Asia and continues to achieve record results as the Company’s products gain greater acceptance in the market.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a sharp decline in sales of nearly 66% due to weakness in the Canadian oil and gas market as rig operators continued to adjust to the North American natural gas supply overhang and lower prices.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw flat sales due to continued weakness in the global mega yacht market.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in sales of over 29% from the prior year’s strong first quarter, due to continued softness in the Australian mega yacht market.

The elimination for net inter/intra segment sales decreased $3.3 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 960 basis points to 28.2% of sales, compared to a record 37.8% of sales for the same period last year. Gross profit for fiscal 2013’s first quarter was significantly impacted by lower sales volumes, primarily due to lower shipments to the Company’s North American pressure pumping transmission customers (approximately $6.3 million), a less profitable mix of business related to the Company’s oil and gas transmission business (approximately $1.7 million), and unfavorable manufacturing efficiency and absorption due to lower volumes. Partially offsetting these was a decrease in warranty expenses from $1.5 million in fiscal 2012’s first quarter to $0.9 million in fiscal 2013’s first quarter, as well as a decrease in incentive compensation expense booked to cost of goods sold by $0.3 million.

Marketing, engineering, and administrative (ME&A) expenses of $16.6 million were up $0.7 million compared to last year’s first fiscal quarter.  As a percentage of sales, ME&A expenses increased to 24.2% of sales versus 19.6% of sales in the first quarter of fiscal 2012.  Compared to the first quarter of fiscal 2012, the U.S. dollar strengthened against the euro and Asian currencies.  The net translation effect of this was to decrease ME&A expenses by approximately $0.6 million versus the prior year, before eliminations.  The table below summarizes significant changes in certain ME&A Expenses for the first fiscal quarter:

	Three Months Ended		Increase/
$ thousands – (Income)/Expense	Sept. 28, 2012	Sept. 30, 2011	(Decrease)
Domestic Bonus/Incentive Exp.	$ -	$ 877	$ (877)
Stock Based Compensation Exp.	745	(188)	933
			$ 56
	Foreign Currency Translation		(646)
			$ (590)
	All Other, Net		1,301
			$ 711

The net remaining $1.3 million increase primarily relates to increased research and development activities, wage inflation and additional headcount, primarily in the Company’s growing Asian operations.

Interest expense of $0.3 million for the quarter was down 14.8% versus last year’s first fiscal quarter.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) remained flat at $0.1 million in fiscal 2013’s first quarter.  The average borrowing on the revolver, computed monthly, increased to $18.2 million in fiscal 2013’s first quarter, compared to $15.0 million in the same period a year ago.  The interest rate on the revolver decreased from a range of 2.09% to 2.12% in the prior fiscal year’s first quarter to a range of 1.73% to 1.75% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 20%, at a fixed rate of 6.05%, to $0.2 million, due to a lower remaining principal balance.

For the quarter ended September 28, 2012, the Company recorded other expense of $0.1 million, compared to other income of $0.4 million for the quarter ended September 30, 2011.  The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro, Canadian dollar, Japanese yen and Swiss franc.

The effective tax rate for the first three months of fiscal 2013 is 45.6%, which is higher than the prior year’s 35.3%.  The most significant factors impacting changes in the effective tax rate for the three months ended September 28, 2012 were the magnified impact of the valuation allowance on a reduced earnings base, decreased domestic sales which were offset by a limited Section 199 credit, the expiration of the credit for research and development activities and a change in the mixture of foreign and domestic earnings resulting in increased net foreign earnings.

Financial Condition, Liquidity and Capital Resources

Comparison between September 28, 2012 and June 30, 2012

As of September 28, 2012, the Company had net working capital of $136.9 million, which represents an increase of $6.4 million, or 4.9%, from the net working capital of $130.5 million as of June 30, 2012.

Cash increased $5.8 million to $21.5 million as of September 28, 2012, versus $15.7 million as of June 30, 2012.  The majority of the cash as of September 28, 2012 is at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $47.1 million were down $16.3 million, or just under 26%, when compared to last fiscal year-end.  The impact of foreign currency translation was to increase accounts receivable by $0.3 million versus June 30, 2012.  The net remaining decrease is consistent with the sales volume decrease of just over 28% from the fourth quarter of fiscal 2012 compared to the first fiscal quarter of fiscal 2013.

Net inventory increased by $9.6 million versus June 30, 2012 to $112.8 million.  The impact of foreign currency translation was to increase net inventory by $1.0 million versus June 30, 2012.  After adjusting for the impact of foreign currency translation, the net increase of $8.6 million primarily came at the Company’s domestic manufacturing and Asian distribution locations, and was primarily driven by an elevated level of oil and gas transmissions inventory that has yet to work its way through sales.  On a consolidated basis, as of September 28, 2012, the Company’s backlog of orders to be shipped over the next six months approximates $82.4 million, compared to $98.7 million at June 30, 2012 and $164.5 million at September 30, 2011.  The majority of the decrease is being experienced at the Company’s domestic manufacturing location due to lower demand from customers in the pressure pumping sector of the North American oil and gas market.  As a percentage of six month backlog, inventory has increased from 104% at June 30, 2012 to 137% at September 28, 2012.

Net property, plant and equipment (PP&E) decreased $1.0 million versus June 30, 2012.  This includes the addition of $1.3 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was partially offset by depreciation of $2.5 million.  The net remaining increase is due to foreign currency translation effects.  In total, the Company expects to invest between $10 and $15 million in capital assets in fiscal 2013.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as expanding capacities at facilities around the world.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2012, the Company spent $13.7 million for capital expenditures.  In fiscal 2011, the Company spent $12.0 million for capital expenditures, up from $4.5 million and $8.9 million in fiscal years 2010 and 2009, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of September 28, 2012 of $25.9 million were up $2.4 million, or 10.1%, from June 30, 2012.  The impact of foreign currency translation was to increase accounts payable by $0.3 million versus June 30, 2012.  The net remaining increase in accounts payable was consistent with the increase in inventory levels experienced in the quarter.

Total borrowings and long-term debt as of September 28, 2012 increased by $6.8 million, or roughly 21%, to $39.0 million versus June 30, 2012.  This increase was driven by the overall increase in working capital levels, primarily driven by an increase in inventory and a net decrease in accrued liabilities.  In addition, the Company made payments for its annual incentive program in the first fiscal quarter of 2013 based on the achievement of fiscal 2012 targets.

Total equity increased $2.3 million, or 2%, to $139.6 million as of September 28, 2012.  Retained earnings increased by $0.2 million.  The net increase in retained earnings included $1.3 million in net earnings for the first fiscal quarter offset by $1.0 million in dividend payments.  Net favorable foreign currency translation of $1.3 million was reported.  The net remaining movement of $0.7 million represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000, and a maximum total funded debt to EBITDA ratio of 3.0.  As of September 28, 2012, the Company was in compliance with these covenants with a four quarter EBITDA total of $44,283,000 and a funded debt to EBITDA ratio of 0.88.   The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of September 28, 2012, the minimum equity requirement was $118,004,000 compared to an actual result of $172,696,000 after all required adjustments.    The outstanding balance of $24,450,000 and $17,550,000 at September 28, 2012 and June 30, 2012, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.73% and 1.74% at September 28, 2012 and June 30, 2012, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $14,285,714 at September 28, 2012 and June 30, 2012, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at September 28, 2012 and June 30, 2012, respectively.  The remaining $10,714,286 is classified as long-term debt. The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

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

The Company’s total funded debt as of September 28, 2012 and June 30, 2012 was equal to the total debt reported on the Company’s September 28, 2012 and June 30, 2012 Condensed Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended September 28, 2012:

Four Quarter EBITDA Reconciliation
Net Earnings	$17,782,000
Depreciation & Amortization	10,815,000
Interest Expense	1,422,000
Income Taxes	14,264,000
Four Quarter EBITDA	$44,283,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$38,994,000
Divided by: Four Quarter EBITDA	44,283,000
Total Funded Debt to Four Quarter EBITDA	0.88

As of September 28, 2012, the Company was in compliance with all of the covenants described above.   As of September 28, 2012, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $82.4 million, or approximately 17% lower than the six-month backlog of $98.7 million as of June 30, 2012.  In spite of the decrease in order backlog driven primarily by the recent decline in the North American oil and gas market, as rig operators adjust to the natural gas supply overhang and lower prices, the Company does not expect to violate any of its financial covenants in fiscal 2013.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to continue to decrease but remain in compliance in fiscal 2013.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2012 for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $15.6 million of available borrowings on our $40 million revolving loan agreement as of September 28, 2012, and expects to continue to generate enough cash from operations to meet our operating and investing needs.  As of September 28, 2012, the Company also had cash of $21.5 million, primarily at its overseas operations.  These funds, with limited restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2013, the Company expects to contribute $4.4 million to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2013, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.  As of September 28, 2012, $3.8 million in contributions have been made.

As of September 28, 2012, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$24,450		$24,450
Long-term debt	$14,544	$3,656	$7,290	$3,572	$26
Operating leases	$5,954	$2,920	$2,666	$368
Total obligations	$44,948	$6,576	$34,406	$3,940	$26

The table above does not include tax liabilities related to uncertain income tax positions totaling $635,000, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2013 contributions to all defined benefit plans will total $4.4 million.  As of September 28, 2012, $3.5 million in contributions have been made.

New Accounting Releases

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

In June 2011, FASB issued a standards update that will allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This standards update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This update is effective for this quarter.  This standards update did not have a material impact on the Company’s financial statements.

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

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2012.  There have been no significant changes to those accounting policies subsequent to June 30, 2012.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $40,000,000 revolving loan agreement expiring May 31, 2015, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 28, 2012 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $42,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk - The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $95,000 as of September 28, 2012.  These awards were valued based upon the average of the high and low of the Company’s September 28, 2012 stock price of $18.08.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 21% of the Company’s revenues in the three months ended September 28, 2012 were denominated in currencies other than the U.S. dollar.  Of that total, approximately 71% was denominated in euros with the balance composed of Japanese yen, the Swiss franc and the Australian and Singapore dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

Derivative financial instruments - The Company has written policies and procedures that place all financial instruments under the direction of the Company corporate treasury and restrict derivative transactions to those intended for hedging purposes.  The use of financial instruments for trading purposes is prohibited.  The Company occasionally uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2013 and 2012 was the euro.  The Company had no outstanding forward exchange contracts at September 28, 2012 or June 30, 2012.

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

Item 1A.                      Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2012 Annual Report on Form 10-K.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the three months ended September 28, 2012, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2012 – July 27, 2012	0	NA	0	500,000

July 28, 2012 – Aug. 31, 2012	0	NA	0	500,000

Sept. 1, 2012 – Sept. 28, 2012	0	NA	0	500,000

Total	0		0	500,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012.  On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values.  This authorization has no expiration.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 7, 2012	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer