Form 10-Q
period 2013-02-06
TWIN DISC INC
filed 2013-02-06
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 28, 2012

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
Yes                                No  √

At January 25, 2013, the registrant had 11,243,484 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)
	December 28,	June 30,
	2012	2012
Assets
Current assets:
Cash	$20,570	$15,701
Trade accounts receivable, net	38,465	63,438
Inventories, net	118,298	103,178
Deferred income taxes	4,555	3,745
Other	11,200	11,099
Total current assets	193,088	197,161

Property, plant and equipment, net	65,737	66,356
Goodwill, net	13,267	13,116
Deferred income taxes	13,109	14,335
Intangible assets, net	4,794	4,996
Other assets	9,581	7,868

Total assets	$299,576	$303,832

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,697	$3,744
Accounts payable	24,367	23,550
Accrued liabilities	32,736	39,331
Total current liabilities	60,800	66,625

Long-term debt	30,297	28,401
Accrued retirement benefits	60,223	64,009
Deferred income taxes	3,816	3,340
Other long-term liabilities	3,291	4,948

Total liabilities	158,427	167,323

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	11,901	12,759
Retained earnings	186,842	184,306
Accumulated other comprehensive loss	(30,143)	(34,797)
	168,600	162,268
Less treasury stock, at cost (1,855,984 and 1,794,981 shares, respectively)	28,423	26,781

Total Twin Disc shareholders' equity	140,177	135,487

Noncontrolling interest	972	1,022

Total equity	141,149	136,509

Total liabilities and equity	$299,576	$303,832

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	Dec. 28,	Dec. 30,	Dec. 28,	Dec. 30,
	2012	2011	2012	2011

Net sales	$72,325	$82,941	$141,118	$164,271
Cost of goods sold	50,014	53,379	99,391	103,941

Gross profit	22,311	29,562	41,727	60,330

Marketing, engineering and administrative expenses	16,770	20,097	33,390	36,006

Earnings from operations	5,541	9,465	8,337	24,324

Interest expense	329	381	635	740
Other (income) expense, net	(22)	(150)	105	(544)
	307	231	740	196

Earnings before income taxes and noncontrolling interest	5,234	9,234	7,597	24,128
Income taxes	1,815	3,385	2,912	8,569

Net earnings	3,419	5,849	4,685	15,559

Less: Net earnings attributable to noncontrolling interest, net of tax	(59)	(9)	(94)	(63)

Net earnings attributable to Twin Disc	$3,360	$5,840	$4,591	$15,496

Dividends per share	$0.09	$0.08	$0.18	$0.16

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.30	$0.51	$0.41	$1.36
Diluted earnings per share attributable to Twin Disc common shareholders	$0.29	$0.50	$0.40	$1.34

Weighted average shares outstanding data:
Basic shares outstanding	11,366	11,429	11,368	11,411
Dilutive stock awards	68	143	73	144
Diluted shares outstanding	11,434	11,572	11,441	11,555

Net earnings	$3,419	$5,849	$4,685	$15,559
Other comprehensive income (loss), net:
Benefit plan adjustments, net of income taxes of $375, $236, $759 and $507,respectively	$652	411	$1,320	885
Foreign currency translation adjustment	2,130	(6,258)	3,394	(8,533)
Other comprehensive income (loss), net	2,782	(5,847)	4,714	(7,648)
Comprehensive income	6,201	2	9,399	7,911
Less: comprehensive income attributable to noncontrolling interest	(59)	(9)	(94)	(63)

Comprehensive income (loss) attributable to Twin Disc	$6,142	$(7)	$9,305	$7,848

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	December 28,	December 30,
	2012	2011

Cash flows from operating activities:
Net earnings	$4,685	$15,559
Adjustments to reconcile net earnings to net cash
(used) provided by operating activities:
Depreciation and amortization	5,345	5,311
Other non-cash changes, net	1,599	3,756
Net change in working capital, excluding cash	463	(28,215)

Net cash provided (used) by operating activities	12,092	(3,589)

Cash flows from investing activities:
Acquisitions of fixed assets	(3,529)	(6,893)
Proceeds from sale of fixed assets	35	72
Other, net	(293)	(293)

Net cash used by investing activities	(3,787)	(7,114)

Cash flows from financing activities:
Proceeds from notes payable	42	-
Payments of notes payable	(93)	(52)
Proceeds from long-term debt, net	1,892	12,122
Proceeds from exercise of stock options	189	169
Dividends paid to shareholders	(2,055)	(1,828)
Dividends paid to noncontrolling interest	(204)	(130)
Acquisition of treasury stock	(3,069)	-
Excess tax benefits from stock compensation	1,276	535
Other	(1,700)	(185)

Net cash (used) provided by financing activities	(3,722)	10,631

Effect of exchange rate changes on cash	286	(1,474)

Net change in cash	4,869	(1,546)

Cash:
Beginning of period	15,701	20,167

End of period	$20,570	$18,621

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

Revision of Prior Period Financial Statements

During the second quarter of fiscal 2013, the Company identified errors related to its reserve for uncertain tax positions that affected prior periods beginning in the year ended June 30, 2007 and subsequent periods through September 28, 2012.   In evaluating whether the Company's previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification ("ASC") Topic 250, Accounting Changes and Error Corrections and ASC Topic 250-10-S99-1, Assessing Materiality.  The Company concluded this error was not material individually or in the aggregate to any of the prior reporting periods.  However, the cumulative error would be material in the year ended June 30, 2013, if the entire correction was recorded in the second quarter of fiscal 2013.  As such, the revision for this correction to the applicable prior periods is reflected in the financial information herein and will be reflected in future filings containing such financial information.  As a result of correcting the errors related to its reserve for uncertain tax positions, net earnings attributable to Twin Disc was decreased by $69,000, $50,000 and $104,000 in 2012, 2011 and 2010, respectively.  The cumulative impact of this error correction prior to fiscal 2011 was to reduce shareholders’ equity at June 30, 2010 by $658,000.  In addition to recording this correcting adjustment, the Company recorded other adjustments to prior period amounts to correct other immaterial out-of-period adjustments related to income taxes, including those that had been previously disclosed.  As a result of correcting these other immaterial out-of-period adjustments, net earnings attributable to Twin Disc was increased by $700,000 in 2012, decreased by $783,000 in 2011, and increased by $83,000 in 2010.  The cumulative impact of these other immaterial out-of-period adjustments prior to fiscal 2011 was to increase shareholders’ equity at June 30, 2010 by $83,000.

In addition, in the third quarter of fiscal 2012, the Company identified a prior period error in their first and second quarter 2012 condensed consolidated financial statements related to the cash flow statement classification of the excess tax benefit related to stock-based compensation.  The excess tax benefit in the first and second quarter of fiscal 2012, in the amount of $445,000 and $90,000, respectively, was reflected in operating activities rather than financing activities in the condensed consolidated cash flow statement.  There was no impact of the error on the condensed consolidated statement of comprehensive income or condensed consolidated balance sheet.  The Company concluded this error was not material individually or in the aggregate to any of the prior periods.  The revision for the correction is reflected in the financial information herein and will be reflected in future filings containing affected financial information.

The impacts of these revisions are shown in the following tables (in ‘000’s):

	As of and for the period ended June 30, 2011			As of and for the period ended September 30, 2011
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Revised consolidated balance sheet amounts

Accrued liabilities	41,673	700	42,373	38,301	608	38,909
Total current liabilities	83,960	700	84,660	77,165	608	77,773
Other long term liabilities	7,089	708	7,797	4,363	725	5,088
Total liabilities	171,066	1,408	172,474	170,619	1,333	171,952
Retained earnings	162,857	(1,408)	161,449	171,524	(1,333)	170,191
Total equity	138,054	(1,408)	136,646	145,811	(1,333)	144,478

Revised consolidated statement of comprehensive income (loss) amounts

Year to date
Income taxes	13,064	833	13,897	5,259	(75)	5,184
Net earnings	18,965	(833)	18,132	9,635	75	9,710
Net earnings attributable to Twin Disc	18,830	(833)	17,997	9,581	75	9,656
Basic earnings per share	1.66	(0.07)	1.59	0.84	0.01	0.85
Diluted earnings per share	1.64	(0.07)	1.57	0.83	0.01	0.84
Comprehensive income (loss)	49,743	(833)	48,910	7,834	75	7,909
Comprehensive income (loss) attributable to Twin Disc	49,608	(833)	48,775	7,780	75	7,855

Revised consolidated statement of cash flows amounts

Net earnings	18,965	(833)	18,132	9,635	75	9,710
Net change in working capital, excluding cash and debt, and other				(16,354)	(75)	(16,429)
Accrued liabilities	6,713	833	7,546
Other non-cash changes, net				2,950	(445)	2,505
Net cash used by operating activities				(1,196)	(445)	(1,641)
Excess tax benefits from stock comp				-	445	445
Net cash provided by financing activities				10,051	445	10,496

	As of and for the period ended December 30, 2011			As of and for the period ended March 30, 2012
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Revised consolidated balance sheet amounts

Accrued liabilities	38,056	608	38,664
Total current liabilities	77,872	608	78,480
Other long term liabilities	4,845	742	5,587	4,478	759	5,237
Total liabilities	170,822	1,350	172,172	168,130	759	168,889
Retained earnings	176,467	(1,350)	175,117	184,831	(759)	184,072
Total equity	145,586	(1,350)	144,236	157,231	(759)	156,472

Revised consolidated statement of comprehensive income (loss) amounts

Year to date
Income taxes	8,627	(58)	8,569	14,039	(649)	13,390
Net earnings	15,501	58	15,559	24,939	649	25,588
Net earnings attributable to Twin Disc	15,438	58	15,496	24,831	649	25,480
Basic earnings per share	1.35	0.01	1.36	2.18	0.05	2.23
Diluted earnings per share	1.34	-	1.34	2.15	0.05	2.20
Comprehensive income (loss)	7,853	58	7,911	19,950	649	20,599
Comprehensive income (loss) attributable to Twin Disc	7,790	58	7,848	19,842	649	20,491

Quarter
Income taxes	3,368	17	3,385	5,412	(591)	4,821
Net earnings	5,866	(17)	5,849	9,438	591	10,029
Near earnings attributable to Twin Disc	5,857	(17)	5,840	9,393	591	9,984
Basic earnings per share	0.51	-	0.51	0.82	0.05	0.87
Diluted earnings per share	0.51	(0.01)	0.50	0.81	0.05	0.86
Comprehensive income (loss)	19	(17)	2	12,097	591	12,688
Comprehensive income (loss) attributable to Twin Disc	10	(17)	(7)	12,052	591	12,643

Revised consolidated statement of cash flows amounts

Net earnings	15,501	58	15,559	24,939	649	25,588
Net change in working capital, excluding cash and debt, and other	(28,157)	(58)	(28,215)	(41,315)	(649)	(41,964)
Accrued liabilities
Other non-cash changes, net	4,291	(535)	3,756
Net cash used by operating activities	(3,054)	(535)	(3,589)
Excess tax benefits from stock comp	-	535	535
Net cash provided by financing activities	10,096	535	10,631

	As of and for the period ended June 30, 2012			As of and for the period ended September 28, 2012
	Reported	Adjustment	Revised	Reported	Adjustment	Revised
Revised consolidated balance sheet amounts

Other long term liabilities	4,171	777	4,948	2,200	797	2,997
Total liabilities	166,546	777	167,323	160,512	797	161,309
Retained earnings	185,083	(777)	184,306	185,308	(797)	184,511
Total equity	137,286	(777)	136,509	139,587	(797)	138,790

Revised consolidated statement of comprehensive income (loss) amounts

Year to date
Income taxes	18,446	(631)	17,815	1,077	20	1,097
Net earnings	26,310	631	26,941	1,286	(20)	1,266
Net earnings attributable to Twin Disc	26,112	631	26,743	1,251	(20)	1,231
Basic earnings per share	2.29	0.05	2.34	0.11	-	0.11
Diluted earnings per share	2.26	0.05	2.31	0.11	-	0.11
Comprehensive income (loss)	2,882	631	3,513	3,218	20	3,238
Comprehensive income (loss) attributable to Twin Disc	2,684	631	3,315	3,183	20	3,203

Quarter
Income taxes	4,407	18	4,425	1,077	20	1,097
Net earnings	1,371	(18)	1,353	1,286	(20)	1,266
Net earnings attributable to Twin Disc	1,281	(18)	1,263	1,251	(20)	1,231
Basic earnings per share	0.11	-	0.11	0.11	-	0.11
Diluted earnings per share	0.11	-	0.11	0.11	-	0.11
Comprehensive income (loss)	(17,068)	(18)	(17,086)	3,218	20	3,238
Comprehensive income (loss) attributable to Twin Disc	(17,158)	(18)	(17,176)	3,183	20	3,203

Revised consolidated statement of cash flows amounts

Net earnings	26,310	631	26,941	1,286	(20)	1,266
Net change in working capital, excluding cash and debt, and other				(4,059)	20	(4,039)
Accrued liabilities	(2,273)	(631)	(2,904)

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	December 28,	June 30,
	2012	2012
Inventories:
Finished parts	$78,710	$62,909
Work in process	13,983	16,608
Raw materials	25,605	23,661

	$118,298	$103,178

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and six month periods ended December 28, 2012 and December 30, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 28,	Dec. 30,	Dec. 28,	Dec. 30,
	2012	2011	2012	2011

Reserve balance, beginning of period	$5,462	$6,583	$5,745	$6,022
Current period expense	1,086	317	1,967	1,781
Payments or credits to customers	(1,066)	(906)	(2,251)	(1,679)
Foreign currency translation	51	(111)	72	(241)

Reserve balance, end of period	$5,533	$5,883	$5,533	$5,883

The current portion of the warranty accrual ($3,812,000) is reflected in accrued liabilities, while the long-term portion ($1,721,000) is included in other long-term liabilities on the Consolidated Balance Sheets.

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

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 28,	Dec. 30,	Dec. 28,	Dec. 30,
	2012	2011	2012	2011

Manufacturing segment sales	$66,914	$78,044	$125,196	$149,027
Distribution segment sales	33,742	29,082	64,745	63,177
Inter/Intra segment elimination - manufacturing	(23,522)	(22,280)	(39,080)	(41,949)
Inter/Intra segment elimination - distribution	(4,809)	(1,905)	(9,743)	(5,984)

Net sales	$72,325	$82,941	$141,118	$164,271

Manufacturing segment net earnings	$5,055	$8,259	$7,889	$16,978
Distribution segment net earnings	1,551	1,065	2,703	3,230
Corporate and eliminations	(3,246)	(3,484)	(6,001)	(4,712)

Net earnings attributable to Twin Disc	$3,360	$5,840	$4,591	$15,496

	Dec. 28,	June 30,
Assets	2012	2012

Manufacturing segment assets	$282,930	$272,098
Distribution segment assets	62,981	58,275
Corporate assets and elimination
of inter-company assets	(46,335)	(26,541)

	$299,576	$303,832

F.	Stock-Based Compensation

In the first half of fiscal 2013 and 2012, the Company granted a target number of 28,255 and 15,449 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock unit awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 33,906.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards. The performance stock unit awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock unit awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 18,539.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2012 and has reversed previously recognized expenses related to these awards. There were 161,734 and 243,647 unvested stock unit awards outstanding at December 28, 2012 and December 30, 2011, respectively.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation (income) expense for the three and six months ended December 28, 2012, related to the performance stock unit awards, approximated $(58,000) and $120,000 respectively. The compensation expense for the three and six months ended December 30, 2011, related to the performance stock unit awards, approximated $2,016,000 and $1,051,000 respectively.

In the first half of fiscal 2013 and 2012, the Company granted a target number of 28,535 and 15,335 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 34,242.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards.  The performance stock awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 18,402.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2012 and has reversed previously recognized expenses related to these awards. There were 130,926 and 191,398 unvested stock awards outstanding at December 28, 2012 and December 30, 2011, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation (income) expense for the three and six months ended December 28, 2012, related to performance stock awards, approximated $(164,000) and $15,000, respectively.  The compensation expense for the three and six months ended December 30, 2011, related to performance stock awards, approximated $214,000 and $411,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first half of fiscal 2013 and 2012, the Company granted 83,729 and 43,620 service-based restricted shares, respectively, to employees and non-employee directors.  There were 220,343 and 250,323 unvested shares outstanding at December 28, 2012 and December 30, 2011, respectively.  The compensation expense for the three and six months ended December 28, 2012, related to these service-based awards approximated $400,000 and $788,000, respectively. The compensation expense for the three and six months ended December 30, 2011, related to these service-based awards approximated $364,000 and $706,000, respectively.

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

	Three Months Ended		Six Months Ended
	Dec. 28,	Dec. 30,	Dec. 28,	Dec. 30,
	2012	2011	2012	2011

Pension Benefits:
Service cost	$49	$53	$93	$99
Interest cost	1,311	1,517	2,619	3,027
Expected return on plan assets	(1,580)	(1,928)	(3,151)	(3,847)
Amortization of net loss	835	580	1,669	1,160
Net periodic benefit cost	$615	$222	$1,230	$439

Postretirement Benefits:
Service cost	$9	$10	$17	$21
Interest cost	191	247	383	493
Amortization of net actuarial loss	197	105	395	210
Net periodic benefit cost	$397	$362	$795	$724

The Company expects to contribute approximately $4,352,000 to its pension plans in fiscal 2013.  As of December 28, 2012, $3,562,000 in contributions have been made.

H.	Income Taxes

For the six months ended December 28, 2012 and December 30, 2011, the Company’s effective income tax rate was 38.3% and 35.5% respectively.  The fiscal 2013 rate reflects the impact of the valuation allowance on a continued reduced earnings base, increased net foreign earnings and additional reserves for uncertain tax positions ($380,000).  Decreased domestic sales were offset by a limited Section 199 deduction.  No research and development tax credit was reflected as it was not extended within the quarter.  The favorable impact of the recently extended research and development tax credit will be recorded in the third fiscal quarter, as it was signed January 2, 2013.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The impact of the Company’s operations in certain foreign jurisdictions is removed from the overall effective tax rate methodology and recorded directly based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.

The Company has approximately $1,500,000 of unrecognized tax benefits, including related interest and penalties, after the revision discussed in footnote A as of December 28, 2012, which, if recognized, would favorably impact the effective tax rate.  The Company finalized an audit settlement in the U.S. for fiscal years 2010 and 2011 which resulted in a decrease in unrecognized tax benefits of $305,000.  Additionally, as a result of an on-going state audit, the Company added an additional reserve of $380,000.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2008 through 2011 for the major operations in Italy, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2011.  The state of Wisconsin income tax audit remains ongoing for the fiscal years 2001 through 2009.  During this quarter the Company was notified by the state of Florida of a tax examination covering open periods.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2013.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the six months ended December 28, 2012 were as follows (in thousands):

Gross balance at June 30, 2012	$16,786
Accumulated impairment losses	(3,670)
Net balance at June 30, 2012	$13,116

Gross balance at June 30, 2012	$16,786
Translation adjustment	151
Gross balance at December 28, 2012	16,937
Accumulated impairment losses	(3,670)
Net balance at December 28, 2012	$13,267

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of December 28, 2012 and June 30, 2012 were as follows (in thousands):

	December 28,	June 30,
	2012	2012
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(8,937)	(8,583)
Foreign currency translation	545	469

Total	$2,664	$2,942

The weighted average remaining useful life of the intangible assets included in the table above is approximately 6 years.

Intangible amortization expense was $166,000 and $354,000 for the three and six months ended December 28, 2012, respectively, and $201,000 and $417,000 for the three and six months ended December 30, 2011, respectively. Estimated intangible amortization expense for the remainder of fiscal 2013 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2013	$376
2014	722
2015	420
2016	280
2017	276
2018	276

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 28, 2012 and June 30, 2012 are $2,130,000 and $2,054,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at December 28, 2012 and June 30, 2012 consisted of the following (in thousands):

	December 28,	June 30,
	2012	2012

Revolving loan	$19,500	$17,550
10-year unsecured senior notes	14,286	14,286
Other	208	309
Subtotal	33,994	32,145
Less: current maturities and short-term borrowings	(3,697)	(3,744)
Total long-term debt	$30,297	$28,401

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of December 28, 2012, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.36% and 0.41% for December 28, 2012 and June 30, 2012, respectively), plus the current add-on related to the revolving loan agreement (1.50% for December 28, 2012 and June 30, 2012).  The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $15,499,000 and $15,768,000 at December 28, 2012 and June 30, 2012, respectively.  The Company’s revolving loan agreement approximates fair value at December 28, 2012 and June 30, 2012.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values.  These authorizations have no expiration.  The Company purchased 125,000 shares of its outstanding Common Stock in the fourth quarter of fiscal 2012 and 185,000 shares in the first six months of fiscal 2013.

The following is a reconciliation of the Company’s equity balances for the first fiscal six months of 2012 and 2013 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2011	$10,863	$161,449	($11,383)	($25,252)	$969	$136,646

Net income		15,496			63	15,559
Translation adjustments			(8,590)		57	(8,533)
Benefit plan adjustments, net of tax			885			885
Cash dividends		(1,828)			(130)	(1,958)
Compensation expense and
windfall tax benefits	1,653					1,653
Shares (acquired) issued, net	(912)			896		(16)
Balance-December 30, 2011	$11,604	$175,117	($19,088)	($24,356)	$959	$144,236

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2012	$12,759	$184,306	($34,797)	($26,781)	$1,022	$136,509
Net income		4,591			94	4,685
Translation adjustments			3,334		60	3,394
Benefit plan adjustments, net of tax			1,320			1,320
Cash dividends		(2,055)			(204)	(2,259)
Compensation expense and
windfall tax benefits	2,079					2,079
Shares (acquired) issued, net	(2,937)			(1,642)		(4,579)
Balance-December 28, 2012	$11,901	$186,842	($30,143)	($28,423)	$972	$141,149

Item 2.                      Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information.  The figures discussed in this review reflect the revision described in Note A.  This discussion should be read in conjunction with our consolidated fiscal 2012 financial statements and related notes.

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

Results of Operations

(In thousands)
	Three Months Ended				Six Months Ended
	December 28,		December 30,		December 28,		December 30,
	2012	%	2011	%	2012	%	2011	%

Net sales	$72,325		$82,941		$141,118		$164,271
Cost of goods sold	50,014		53,379		99,391		103,941

Gross profit	22,311	30.8%	29,562	35.6%	41,727	29.6%	60,330	36.7%

Marketing, engineering and
administrative expenses	16,770	23.2	20,097	24.2	33,390	23.7	36,006	21.9

Earnings from operations	$5,541	7.7	$9,465	11.4	$8,337	5.9	$24,324	14.8

Comparison of the Second Quarter of FY 2013 with the Second Quarter of FY 2012

Net sales for the second quarter decreased 12.8%, or $10.6 million, to $72.3 million from the record $82.9 million in the same period a year ago.  Compared to the second quarter of fiscal 2012, on average, the euro and Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $0.7 million versus the prior year, before eliminations.  The decrease in sales was primarily the result of lower demand from customers in the pressure pumping sector of the North American oil and gas market.  Offsetting weakness in this market was higher demand from customers in the North American and Asian commercial marine markets.  Sales to customers serving the global mega yacht market remained at historical lows in the quarter, while demand remained steady for equipment used in the airport rescue and fire fighting (ARFF), and military markets.

Sales at our manufacturing segment were down 14.3% versus the same period last year.  Compared to the second quarter of fiscal 2012, on average, the euro weakened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to decrease revenues for the manufacturing segment by approximately $0.7 million versus the prior year, before eliminations.  In the current fiscal year’s second quarter, our domestic manufacturing operation saw a decrease in sales of 14.5% versus the second fiscal quarter of 2012.  The primary driver for this decrease was the decrease in shipments of transmissions and related products for the North American oil and gas markets.  This was only partially offset by an increase in commercial marine transmission shipments.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a 16.7% decrease in sales compared to the prior fiscal year’s second quarter.  Nearly a third of this decrease relates to foreign currency translation.  The Company’s Belgian manufacturing operation, which also continues to be adversely impacted by the softness in the global mega yacht market, saw a 14.4% decrease in sales versus the prior fiscal year’s second quarter.  A little more than half of the decrease was driven by foreign exchange translation, as the Euro weakened against the U.S. Dollar compared to the second quarter of fiscal 2012.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced flat sales.

Our distribution segment experienced an increase of 16.0% in sales compared to the second quarter of fiscal 2012.  Compared to the second quarter of fiscal 2012, on average, the Asian currencies strengthened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $0.8 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore continues to experience record demand for marine transmission products for use in various commercial applications.  This operation saw a nearly 50% increase in shipments versus the prior fiscal year’s record second quarter.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of just over 40% versus the prior fiscal year’s record second quarter.  This operation continued to be impacted by the softness in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a 5% decrease in sales due to continued weakness in the global mega yacht market as well as customer requests to delay shipments.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of 7%.

The elimination for net inter/intra segment sales increased $4.1 million, including an unfavorable exchange movement of $0.8 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 480 basis points to 30.8% of sales, compared to 35.6% of sales for the same period last year.  Gross profit for fiscal 2013’s second quarter was significantly impacted by lower sales volumes, primarily due to lower shipments to the Company’s North American pressure pumping transmission customers (approximately $5.4 million), a less profitable mix related to the Company’s oil and gas transmission business (approximately $1.2 million), and unfavorable manufacturing efficiency and absorption due to lower volumes.

For the fiscal 2013 second quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 23.2%, compared to 24.2 % for the fiscal 2012 second quarter.  ME&A expenses decreased $3.3 million versus the same period last fiscal year.  Stock-based compensation expense decreased $2.4 million versus the prior year’s second fiscal quarter.  In addition, the annual bonus expense decreased approximately $1 million versus the prior year’s second fiscal quarter.

Interest expense of $0.3 million for the quarter was down 13.6% versus last year’s second fiscal quarter.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) increased 9% to $0.1 million in fiscal 2013’s second quarter.  This increase can be attributed to an overall increase in the average borrowings year-over-year, partially offset by a lower interest rate on the revolver.  The average borrowing on the revolver, computed monthly, increased to $22.5 million in fiscal 2013’s second quarter, compared to $22.0 million in the same period a year ago.  The interest rate on the revolver decreased from a range of 1.74% to 2.12% in the prior fiscal year’s second quarter to a range of 1.71% to 1.73% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 20%, at a fixed rate of 6.05%, to $0.2 million, due to a lower remaining principal balance.

Other income of $0.0 million for the quarter ended December 28, 2012 decreased from other income of $0.2 million for the comparable period a year ago.  The prior year’s improvement was due primarily to favorable foreign currency movements of the Euro, Canadian Dollar and Swiss Franc.

The effective tax rate for the first half of fiscal 2013 is 38.3 percent, which is slightly higher than the prior year rate of 35.5 percent.  The current year rate is somewhat inflated due to the non-deductibility of the losses in certain foreign jurisdictions during the first half, due to an ongoing valuation allowance determination, on an overall reduced earnings base.  The favorable impact of the recently extended research and development tax credit will be recorded in the third fiscal quarter, as it was signed January 2, 2013.  The Company estimates the favorable impact of this item to be approximately $0.5 million.

Comparison of the First Six Months of FY 2013 with the First Six Months of FY 2012

Net sales for the first six months of fiscal 2013 decreased 14.1%, or $23.2 million, to $141.1 million from a record $164.3 million in the same period a year ago.  Compared to the first six months of fiscal 2012, on average, the euro and Swiss franc weakened against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $2.8 million versus the prior year, before eliminations.  The decrease in sales continued to primarily be driven by lower demand from customers in the pressure pumping sector of the North American oil and gas market.  Offsetting weakness in this market was higher demand from customers in the North American and Asian commercial marine markets.  Sales to customers serving the global mega yacht market remained at historical lows in the first half, while demand remained steady for equipment used in the airport rescue and fire fighting (ARFF), and military markets.

Sales at our manufacturing segment were down 16.0% versus the same period last year.  Compared to the first six months of fiscal 2012, on average, the euro and Swiss franc weakened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to decrease revenues for the manufacturing segment by approximately $2.7 million versus the prior year, before eliminations.  In the current fiscal year’s first six months, our domestic manufacturing operation saw a decrease of nearly 19% in sales versus the first six months of fiscal 2012.  The primary driver for this decrease was the decrease in shipments of transmissions and related products for the North American oil and gas markets.  This was only partially offset by an increase in commercial marine transmission shipments.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a 24.1% decrease compared to the prior fiscal year’s first six months.  Approximately one-third of this decrease can be attributed to unfavorable foreign currency translation, with the majority of the remaining decrease due to continued softness and timing of shipments to the Italian mega yacht market.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, saw a nearly 2% increase in sales versus the prior fiscal year’s first six months.  Adjusted for unfavorable foreign currency translation, the increase would have been closer to 6.5%.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 13.5% decrease in sales.

Our distribution segment experienced a slight increase of 2.5% in sales compared to the first six months of fiscal 2012.  Compared to the first six months of fiscal 2012, on average, the Asian currencies strengthened again the U.S. dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $0.5 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore continued to experience record shipments for marine transmission products for use in various commercial applications.  This operation saw a 62.3% increase in sales versus the prior fiscal year’s record first six months.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a nearly 56% decrease in sales due to continued softness in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw a decrease in sales of 6.7% due to continued weakness in the global pleasure craft and mega yacht markets.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in sales of nearly 12%.

The elimination for net inter/intra segment sales increased $0.1 million, including an unfavorable exchange movement of $0.6 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 710 basis points to 29.6% of sales, compared to 36.7% of sales for the same period last year.  Gross profit for fiscal 2013’s first six months was significantly impacted by lower sales volumes, primarily due to lower shipments to the Company’s North American pressure pumping transmission customers (approximately $11.7 million), a less profitable mix related to the Company’s oil and gas transmission business (approximately $2.9 million), and unfavorable manufacturing efficiency and absorption due to lower volumes.

Year-to-date, ME&A expenses, as a percentage of sales, were 23.7%, compared to 21.9 % for the fiscal 2012 first six months.  For the fiscal 2013 first half, ME&A expenses decreased $2.6 million versus the same period last fiscal year.  Stock based compensation expense in the fiscal 2013 first half of $0.9 million decreased $1.5 million versus the same period a year ago.  In addition, the annual bonus expense decreased approximately $1.9 million versus the prior year’s first six months.  Year-to-date, movements in foreign exchange rates decreased ME&A expenses by $0.8 million versus the comparable period a year ago.  The net remaining increase primarily relates to increased research and development activities, age inflation and additional headcount, partially offset by lower pension expense.

Interest expense of $0.6 million for the first six months was down 14.1% versus last fiscal year’s first six months.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) increased 4% to $0.2 million in fiscal 2013’s first six months versus the same period a year ago.  This increase can be attributed to an overall increase in the average borrowing year-over-year, partially offset by a decrease in the interest rate on the revolver.  The average borrowing on the revolver, computed monthly, increased to $19.7 million in fiscal 2013’s first six months, compared to $17.9 million in the same period a year ago.  The interest rate on the revolver decreased from a range of 1.74% to 2.12% in the prior fiscal year’s first half to a range of 1.71% to 1.75% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 20%, at a fixed rate of 6.05%, to $0.4 million, due to a lower remaining principal balance.

The effective tax rate for the first half of fiscal 2013 is 38.3 percent, which is slightly higher than the prior year rate of 35.5 percent.  The current year rate is somewhat inflated due to the non-deductibility of the losses in certain foreign jurisdictions during the first half, due to an ongoing valuation allowance determination, on an overall reduced earnings base.  The favorable impact of the recently extended research and development tax credit will be recorded in the third fiscal quarter, as it was signed January 2, 2013.  The Company estimates the favorable impact of this item to be approximately $0.5 million.

Financial Condition, Liquidity and Capital Resources

Comparison between December 28, 2012 and June 30, 2012

As of December 28, 2012, the Company had net working capital of $132.3 million, which represents an increase of $1.7 million, or just over 1%, from the net working capital of $130.5 million as of June 30, 2012.

Cash increased $4.9 million to $20.6 million as of December 28, 2012, versus $15.7 million as of June 30, 2012.  The majority of the cash as of December 28, 2012 is at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $38.5 million were down $25.0 million, or nearly 40%, when compared to last fiscal year-end.  The impact of foreign currency translation was to increase accounts receivable by $0.8 million versus June 30, 2012.  The net remaining decrease is consistent with the sales volume decrease versus the fourth quarter of fiscal 2012.  Historically, the fourth fiscal quarter generally is the strongest sales quarter of the fiscal year.

Net inventory increased by $15.1 million versus June 30, 2012 to $118.3 million.  The impact of foreign currency translation was to increase net inventory by $2.1 million versus June 30, 2012.  After adjusting for the impact of foreign currency translation, the net increase of $13.0 million primarily came at the Company’s domestic manufacturing and Asian distribution locations.  The increase was driven primarily by an elevated level of oil and gas transmissions inventory that has yet to work its way through sales as well as increased inventory to meet increased demand from North American and Asian commercial marine markets.  On a consolidated basis, as of December 28, 2012, the Company’s backlog of orders to be shipped over the next six months approximates $68.2 million, compared to $98.7 million at June 30, 2012 and $148.5 million at December 30, 2011.  The majority of the decrease is being experienced at the Company’s domestic manufacturing location due to continued softness in the North American pressure pumping transmission market.  As a percentage of six month backlog, inventory has increased from 104% at June 30, 2012 to 173% at December 28, 2012.

Net property, plant and equipment (PP&E) decreased $0.6 million versus June 30, 2012.  This includes the addition of $3.5 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was partially offset by depreciation of $5.0 million.  The net remaining decrease is due to foreign currency translation effects.  In total, the Company expects to invest approximately $10 million in capital assets in fiscal 2013.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2012, the Company spent $13.7 million for capital expenditures, up from $12.0 million and $4.5 million in fiscal years 2011 and 2010, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of December 28, 2012 of $24.4 million were up $0.8 million, or 3.5%, from June 30, 2012.  The impact of foreign currency translation was to increase accounts payable by $0.7 million versus June 30, 2012.

Total borrowings and long-term debt as of December 28, 2012 increased by $1.8 million, or roughly 6%, to $34.0 million versus June 30, 2012.  This increase was driven by the overall increase in working capital levels, primarily driven by an increase in inventory and a net decrease in accrued liabilities, and the repurchase of $3.1 million (185,000 shares) of the Company’s stock.  These were substantially offset by a nearly $25 million reduction in accounts receivable.  In addition, the Company made payments for its annual incentive program in the first fiscal quarter of 2012 based on the achievement of fiscal 2012 targets.

Total equity increased $4.6 million, or 3%, to $141.1 million as of December 28, 2012.  Retained earnings increased by $2.5 million.  The net increase in retained earnings included $4.6 million in net earnings attributable to Twin Disc for the first six months offset by $2.1 million in dividend payments.  Net favorable foreign currency translation of $3.4 million was reported.  In addition, the adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans was $1.3 million.  The net remaining movement of $2.6 million primarily relates to changes in Treasury Stock, including the repurchase of 185,000 shares of the Company’s stock for $3.1 million in the second fiscal quarter.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at December 28, 2012, and a maximum total funded debt to EBITDA ratio of 3.0 at December 28, 2012.  As of December 28, 2012, the Company was in compliance with these covenants with a four quarter EBITDA total of $40,156,000 and a funded debt to EBITDA ratio of 0.85.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of December 28, 2012 the minimum equity requirement was $119,373,000 compared to an actual result of $174,177,000 after all required adjustments.  The outstanding balance of $19,500,000 and $17,550,000 at December 28, 2012 and June 30, 2012, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.71% and 1.74% at December 28, 2012 and June 30, 2012, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $14,285,714 at December 28, 2012 and June 30, 2012, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at December 28, 2012 and June 30, 2012, respectively.  The remaining $10,714,286 is classified as long-term debt. The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

On November 19, 2012, the Company and its wholly-owned subsidiary Twin Disc International, S.A. entered into a multi-currency revolving Credit Agreement with Wells Fargo Bank, National Association.  Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $15,000,000.  In general, outstanding revolving credit loans (other than foreign currency loans) will bear interest at one of the following rates, as selected by the Company: (1) a “Base Rate,” which is equal to the highest of (i) the prime rate; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1.00%; or (2) a “LIBOR Rate” (which is equal to LIBOR divided by the difference between 1.00 and the Eurodollar Reserve Percentage (as defined in the Credit Agreement)) plus 1.50%.  Outstanding revolving credit loans that are foreign currency loans will bear interest at the LIBOR Rate plus 1.50%, plus an additional “Mandatory Cost,” which is designed to compensate Wells Fargo for the cost of compliance with the requirements of the Bank of England and/or the Financial Services Authority, or the requirements of the European Central Bank.  In addition to principal and interest payments, the Borrowers will be responsible for paying monthly commitment fees equal to .25% of the unused revolving credit commitment.  The Company has the option of making additional prepayments subject to certain limitations.  The Credit Agreement includes financial covenants regarding minimum net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000, and a maximum total funded debt to EBITDA ratio of 3.0:1.  The Credit Agreement also includes certain restrictive covenants that limit, among other things, certain investments, acquisitions and indebtedness.  The Credit Agreement provides that it shall automatically include any covenants or events of default not previously included in the Credit Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  The Credit Agreement also includes customary events of default, including events of default under the M&I agreement or the Prudential Note Agreement.  Following an event of default, Wells Fargo may accelerate all amounts outstanding under any revolving credit notes or the Credit Agreement.  The Credit Agreement is scheduled to expire on May 31, 2015.  As of December 28, 2012, there were no borrowings under the Credit Agreement.

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

The Company’s total funded debt as of December 28, 2012 and June 30, 2012 was equal to the total debt reported on the Company’s December 28, 2012 and June 30, 2012 Condensed Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended December 28, 2012:

Four Quarter EBITDA Reconciliation
Net Earnings	$15,838,000
Depreciation & Amortization	10,790,000
Interest Expense	1,370,000
Income Taxes	12,158,000
Four Quarter EBITDA	$40,156,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$33,994,000
Divided by: Four Quarter EBITDA	40,156,000
Total Funded Debt to Four Quarter EBITDA	0.85

As of December 28, 2012, the Company was in compliance with all of the covenants described above.  As of December 28, 2012, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $68.2 million, or approximately 31% lower than the six-month backlog of $98.7 million as of June 30, 2012.  In spite of the decrease in order backlog driven primarily by the recent decline in the North American oil and gas market, as rig operators adjust to the natural gas supply overhang and lower prices, the Company does not expect to violate any of its financial covenants in fiscal 2013.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to continue to decrease in fiscal 2013.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2012 for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $20.5 million of available borrowings on our $40 million revolving loan agreement as of December 28, 2012 as well as $15 million available under its recently announced multi-currency revolver agreement with Wells Fargo Bank.  The Company expects to continue to generate enough cash from operations to meet our operating and investing needs.  As of December 28, 2012, the Company also had cash of $20.6 million, primarily at its overseas operations.  These funds, with some restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2012, the Company expects to contribute $4.4 million to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2012, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.  As of December 28, 2012, $3.6 million in contributions have been made.

As of December 28, 2012, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$19,500		$19,500
Long-term debt	$14,494	$3,697	$7,197	$3,572	$28
Operating leases	$6,981	$3,120	$2,705	$1,156
Total obligations	$40,975	$6,817	$29,402	$4,728	$28

The table above does not include tax liabilities related to uncertain income tax positions totaling $1.5 million, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2013 contributions to all defined benefit plans will total $4.4 million.  As of December 28, 2012, $3.6 million in contributions have been made.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $40,000,000 revolving loan agreement expiring May 31, 2015, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 28, 2012 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $33,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk - The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $98,000 as of December 28, 2012.  These awards were valued based upon the average of the high and low of the Company’s December 28, 2012 stock price of $17.06.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 21% of the Company’s revenues in the six months ended December 28, 2012 were denominated in currencies other than the U.S. dollar.  Of that total, approximately 70% was denominated in euros with the balance composed of Japanese yen, the Swiss franc and the Australian and Singapore dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2013 and 2012 was the euro.  The Company had no outstanding forward exchange contracts at December 28, 2012 or June 30, 2012.

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

There were no securities of the Company sold by the Company during the six months ended December 28, 2012, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sept. 29, 2012 – Oct. 26, 2012	0	NA	0	500,000

Oct. 27, 2012 – Nov. 30, 2012	85,050	$16.02	85,050	414,950

Dec. 1, 2012 – Dec. 28, 2012	99,950	$17.07	99,950	315,000

Total	185,000	$16.59	185,000	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012.  On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values.  This authorization has no expiration.  During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 6, 2013	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer