Form 10-Q
period 2013-05-08
TWIN DISC INC
filed 2013-05-08
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 29, 2013

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
Yes                                No  √

At April 26, 2013, the registrant had 11,243,484 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)
	March 29,	June 30,
	2013	2012
Assets
Current assets:
Cash	$17,161	$15,701
Trade accounts receivable, net	44,204	63,438
Inventories, net	113,009	103,178
Deferred income taxes	4,797	3,745
Other	10,949	11,099
Total current assets	190,120	197,161

Property, plant and equipment, net	64,299	66,356
Goodwill, net	13,312	13,116
Deferred income taxes	12,753	14,335
Intangible assets, net	4,643	4,996
Other assets	10,002	7,868

Total assets	$295,129	$303,832

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,693	$3,744
Accounts payable	21,165	23,550
Accrued liabilities	32,462	39,331
Total current liabilities	57,320	66,625

Long-term debt	31,009	28,401
Accrued retirement benefits	59,717	64,009
Deferred income taxes	3,767	3,340
Other long-term liabilities	3,485	4,948

Total liabilities	155,298	167,323

Equity
Twin Disc shareholders’ equity:
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	12,401	12,759
Retained earnings	185,074	184,306
Accumulated other comprehensive loss	(30,244)	(34,797)
	167,231	162,268
Less treasury stock, at cost (1,855,984 and 1,794,981 shares, respectively)	28,423	26,781

Total Twin Disc shareholders' equity	138,808	135,487

Noncontrolling interest	1,023	1,022

Total equity	139,831	136,509

Total liabilities and equity	$295,129	$303,832

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	Mar. 29,	Mar. 30,	Mar. 29,	Mar. 30,
	2013	2012	2013	2012

Net sales	$68,232	$95,490	$209,351	$259,761
Cost of goods sold	50,558	62,434	149,949	166,375

Gross profit	17,674	33,056	59,402	93,386

Marketing, engineering and administrative expenses	17,405	17,746	50,795	53,752

Earnings from operations	269	15,310	8,607	39,634

Interest expense	366	389	1,001	1,129
Other (income) expense, net	(129)	71	(24)	(473)
	237	460	977	656

Earnings before income taxes and noncontrolling interest	32	14,850	7,630	38,978
Income taxes	640	4,821	3,552	13,390

Net (loss) earnings	(608)	10,029	4,078	25,588

Less: Net earnings attributable to noncontrolling interest, net of tax	(149)	(45)	(243)	(108)

Net (loss) earnings attributable to Twin Disc	$(757)	$9,984	$3,835	$25,480

Dividends per share	$0.09	$0.09	$0.27	$0.25

(Loss) earnings per share data:
Basic (loss) earnings per share attributable to Twin Disc common shareholders	$(0.07)	$0.87	$0.34	$2.23
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	$(0.07)	$0.86	$0.34	$2.20

Weighted average shares outstanding data:
Basic shares outstanding	11,243	11,426	11,327	11,410
Dilutive stock awards	-	146	73	145
Diluted shares outstanding	11,243	11,572	11,400	11,555

Net (loss) earnings	$(608)	$10,029	$4,078	$25,588
Other comprehensive (loss) income, net:
Benefit plan adjustments, net of income taxes of $376, $240, $1,160 and $747, respectively	$676	418	$1,996	1,303
Foreign currency translation adjustment	(874)	2,241	2,520	(6,292)
Other comprehensive (loss) income, net	(198)	2,659	4,516	(4,989)
Comprehensive (loss) income	(806)	12,688	8,594	20,599
Less: comprehensive income attributable to noncontrolling interest	(149)	(45)	(243)	(108)

Comprehensive (loss) income attributable to Twin Disc	$(955)	$12,643	$8,351	$20,491

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	March 29,	March 30,
	2013	2012

Cash flows from operating activities:
Net earnings	$4,078	$25,588
Adjustments to reconcile net earnings to net cash
provided (used) by operating activities:
Depreciation and amortization	8,025	8,010
Other non-cash changes, net	1,679	4,557
Net change in working capital, excluding cash	(2,980)	(41,964)

Net cash provided (used) by operating activities	10,802	(3,809)

Cash flows from investing activities:
Acquisitions of fixed assets	(5,118)	(10,560)
Proceeds from sale of fixed assets	181	95
Other, net	(232)	(293)

Net cash used by investing activities	(5,169)	(10,758)

Cash flows from financing activities:
Proceeds from notes payable	38	-
Payments of notes payable	(96)	(109)
Proceeds from long-term debt, net	2,605	15,543
Proceeds from exercise of stock options	189	169
Dividends paid to shareholders	(3,067)	(2,857)
Dividends paid to noncontrolling interest	(205)	(130)
Acquisition of treasury stock	(3,069)	-
Excess tax benefits from stock compensation	1,276	535
Other	(1,698)	(185)

Net cash (used) provided by financing activities	(4,027)	12,966

Effect of exchange rate changes on cash	(146)	(938)

Net change in cash	1,460	(2,539)

Cash:
Beginning of period	15,701	20,167

End of period	$17,161	$17,628

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

Revision of Prior Period Financial Statements

During the second quarter of fiscal 2013, the Company identified errors related to its reserve for uncertain tax positions that affected prior periods beginning in the year ended June 30, 2007 and subsequent periods through September 28, 2012.  In evaluating whether the Company's previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification ("ASC") Topic 250, Accounting Changes and Error Corrections and ASC Topic 250-10-S99-1, Assessing Materiality.  The Company concluded this error was not material individually or in the aggregate to any of the prior reporting periods.  However, the cumulative error would be material in the year ended June 30, 2013, if the entire correction was recorded in the second quarter of fiscal 2013.  As such, the revision for this correction to the applicable prior periods is reflected in the financial information herein and will be reflected in future filings containing such financial information.  As a result of correcting the errors related to its reserve for uncertain tax positions, net earnings attributable to Twin Disc was decreased by $69,000, $50,000 and $104,000 in fiscal 2012, 2011 and 2010, respectively.  The cumulative impact of this error correction prior to fiscal 2011 was to reduce shareholders’ equity at June 30, 2010 by $658,000.  In addition to recording this correcting adjustment, the Company recorded other adjustments to prior period amounts to correct other immaterial out-of-period adjustments related to income taxes, including those that had been previously disclosed.  As a result of correcting these other immaterial out-of-period adjustments, net earnings attributable to Twin Disc was increased by $700,000 in fiscal 2012, decreased by $783,000 in fiscal 2011, and increased by $83,000 in fiscal 2010.  The cumulative impact of these other immaterial out-of-period adjustments prior to fiscal 2011 was to increase shareholders’ equity at June 30, 2010 by $83,000.

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

New Accounting Releases

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance designed to improve the transparency in reporting amounts that are reclassified out of accumulated other comprehensive income into net income.  This new guidance will require presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income and a cross-reference to other disclosure currently required for the reclassification items.  The amended guidance is effective for reporting periods beginning after December 15, 2012 (the Company’s third quarter of fiscal 2013).  See Note G for the additional disclosures required by this new guidance.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial results.

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	March 29,	June 30,
	2013	2012
Inventories:
Finished parts	$74,624	$62,909
Work in process	13,399	16,608
Raw materials	24,986	23,661

	$113,009	$103,178

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and nine month periods ended March 29, 2013 and March 30, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 29,	Mar. 30,	Mar. 29,	Mar. 30,
	2013	2012	2013	2012

Reserve balance, beginning of period	$5,533	$5,883	$5,745	$6,022
Current period expense	561	1,044	2,528	2,825
Payments or credits to customers	(706)	(1,077)	(2,957)	(2,756)
Foreign currency translation	(39)	52	33	(189)

Reserve balance, end of period	$5,349	$5,902	$5,349	$5,902

The current portion of the warranty accrual ($3,737,000) is reflected in accrued liabilities, while the long-term portion ($1,612,000) is included in other long-term liabilities on the Consolidated Balance Sheets.

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

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 29,	Mar. 30,	Mar. 29,	Mar. 30,
	2013	2012	2013	2012

Manufacturing segment sales	$56,678	$86,659	$181,874	$235,686
Distribution segment sales	31,237	30,990	95,982	94,166
Inter/Intra segment elimination - manufacturing	(15,124)	(20,068)	(54,203)	(62,017)
Inter/Intra segment elimination - distribution	(4,559)	(2,091)	(14,302)	(8,074)

Net sales	$68,232	$95,490	$209,351	$259,761

Manufacturing segment net (loss) earnings	($75)	$10,032	$7,814	$27,009
Distribution segment net earnings	2,105	2,058	4,808	5,287
Corporate and eliminations	(2,787)	(2,106)	(8,787)	(6,816)

Net (loss) earnings attributable to Twin Disc	($757)	$9,984	$3,835	$25,480

	Mar. 29,	June 30,
Assets	2013	2012

Manufacturing segment assets	$279,562	$272,098
Distribution segment assets	62,275	58,275
Corporate assets and elimination
of inter-company assets	(46,708)	(26,541)

	$295,129	$303,832

F.	Stock-Based Compensation

In the first nine months of fiscal 2013 and 2012, the Company granted a target number of 28,255 and 15,449 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock unit awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 33,906.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  The performance stock unit awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock unit awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 18,539.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2012 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 161,734 and 243,647 unvested performance stock unit awards outstanding at March 29, 2013 and March 30, 2012, respectively.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the performance stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and nine months ended March 29, 2013, related to the performance stock unit awards, approximated $988,000 and $1,108,000 respectively.  The compensation (income) expense for the three and nine months ended March 30, 2012, related to the performance stock unit awards, approximated $(963,000) and $88,000 respectively.

In the first nine months of fiscal 2013 and 2012, the Company granted a target number of 28,535 and 15,335 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 34,242.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  The performance stock awards granted in fiscal 2012 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2014.  The performance stock awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 18,402.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2012 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 130,926 and 191,398 unvested performance stock awards outstanding at March 29, 2013 and March 30, 2012, respectively.  The fair value of the performance stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and nine months ended March 29, 2013, related to performance stock awards, approximated $97,000 and $112,000, respectively.  The compensation expense for the three and nine months ended March 30, 2012, related to performance stock awards, approximated $214,000 and $625,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first nine months of fiscal 2013 and 2012, the Company granted 83,729 and 43,620 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 220,343 and 250,323 unvested shares outstanding at March 29, 2013 and March 30, 2012, respectively.  The compensation expense for the three and nine months ended March 29, 2013, related to these service-based awards approximated $403,000 and $1,191,000, respectively. The compensation expense for the three and nine months ended March 30, 2012, related to these service-based awards approximated $364,000 and $1,070,000, respectively.

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

	Three Months Ended		Nine Months Ended
	Mar. 29,	Mar. 30,	Mar. 29,	Mar. 30,
	2013	2012	2013	2012

Pension Benefits:
Service cost	$88	$53	$257	$152
Interest cost	1,334	1,516	3,996	4,543
Expected return on plan assets	(1,598)	(1,927)	(4,785)	(5,775)
Amortization of transition obligation	9	-	27
Amortization of net loss	845	580	2,536	1,740
Net periodic benefit cost	$678	$222	$2,031	$660

Postretirement Benefits:
Service cost	$8	$10	$25	$31
Interest cost	191	245	574	738
Amortization of net actuarial loss	198	106	594	316
Net periodic benefit cost	$397	$361	$1,193	$1,085

The Company expects to contribute approximately $4,224,000 to its pension plans in fiscal 2013.  As of March 29, 2013, $3,633,000 in contributions have been made.

The Company has reclassified $676,000 (net of $376,000 in taxes) and $1,996,000 (net of $1,160,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three and nine months ended March 29, 2013.  The Company has reclassified $418,000 (net of $240,000 in taxes) and $1,303,000 (net of $747,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three and nine months ended March 30, 2012, respectively.  These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

The third fiscal quarter tax expense on near break-even, pre-tax results primarily relates to a provision to return adjustment related to foreign tax credits of approximately $0.7 million during the third quarter of fiscal 2013 following final settlement of the IRS audit.  During the third quarter of fiscal 2013, the Company completed and filed its 2012 Federal income tax return which reflected all adjustments from the recently finalized federal income tax audit.  As a result of this filing, the Company recorded a provision to return adjustment which reversed the carryforward benefit previously booked for foreign tax credits utilized under the audit period.

The effective tax rate for the first nine months of fiscal 2013 is 46.6%, which is higher than the prior year’s 34.4%.  The fiscal 2013 rate reflects the provision to return adjustment related to foreign tax credits noted above, along with impact of the valuation allowance on a continued reduced earnings base.  Other offsetting items impacting the year to date tax expense include a favorable benefit from the reinstated research and development tax credit, a reduced domestic manufacturing deduction (i.e. Section 199) benefit and an additional reserve for uncertain tax positions for additional state income taxes.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate.  Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.  The impact of the Company’s operations in certain foreign locations is removed from the overall effective tax rate methodology and recorded directly based upon year-to-date results as these operations anticipate net operating losses for the year for which no tax benefit can be recognized.

The Company has approximately $1,800,000 of unrecognized tax benefits, including related interest and penalties, as of March 29, 2013, which if recognized, would favorably impact the effective tax rate.  Based on an internal review by the Company during the third quarter it was determined that additional state income tax reserves may be needed, resulting in an increase to the state reserve of $199,000 for tax and interest.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2008 through 2012 for the major operations in the Italy, Belgium and Japan.  The tax years open to federal examination in the U.S. are for the years subsequent to fiscal 2011.  The state of Wisconsin income tax audit remains ongoing for fiscal years 2001 through 2009.  In the upcoming quarter the Company will commence an income tax audit by the state of Florida covering the period fiscal 2009 through fiscal 2011.  During this quarter the Company was notified and began an audit in Italy.  It is reasonably possible that at least one of these audit cycles  will be completed during fiscal 2013.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the nine months ended March 29, 2013 were as follows (in thousands):

Gross balance at June 30, 2012	$16,786
Accumulated impairment losses	(3,670)
Net balance at June 30, 2012	$13,116

Gross balance at June 30, 2012	$16,786
Translation adjustment	196
Gross balance at March 29, 2013	16,982
Accumulated impairment losses	(3,670)
Net balance at March 29, 2013	$13,312

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of March 29, 2013 and June 30, 2012 were as follows (in thousands):

	March 29,	June 30,
	2013	2012
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Other	5,991	5,991

	11,056	11,056
Accumulated amortization	(9,121)	(8,583)
Foreign currency translation	549	469

Total	$2,484	$2,942

The weighted average remaining useful life of the intangible assets included in the table above is approximately 6 years.

Intangible amortization expense was $184,000 and $538,000 for the three and nine months ended March 29, 2013, respectively, and $197,000 and $614,000 for the three and nine months ended March 30, 2012, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2013 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2013	$213
2014	730
2015	425
2016	284
2017	279
2018	279

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 29, 2013 and June 30, 2012 are $2,159,000 and $2,054,000, respectively.  These assets are comprised of acquired tradenames.

J.	Long-term Debt

Long-term debt at March 29, 2013 and June 30, 2012 consisted of the following (in thousands):

	March 29,	June 30,
	2013	2012

Revolving loan	$20,250	$17,550
10-year unsecured senior notes	14,286	14,286
Other	166	309
Subtotal	34,702	32,145
Less: current maturities and short-term borrowings	(3,693)	(3,744)
Total long-term debt	$31,009	$28,401

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of March 29, 2013, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.36% and 0.41% for March 29, 2013 and June 30, 2012, respectively), plus the current add-on related to the revolving loan agreement (1.50% for March 29, 2013 and June 30, 2012).  The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $15,354,000 and $15,768,000 at March 29, 2013 and June 30, 2012, respectively.  The Company’s revolving loan agreement approximates fair value at March 29, 2013 and June 30, 2012.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

On February 1, 2008, the Board of Directors authorized the purchase of 500,000 shares of Common Stock at market values.  On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values.  These authorizations have no expiration.  The Company purchased 125,000 shares of its outstanding Common Stock in the fourth quarter of fiscal 2012 and 185,000 shares in the first nine months of fiscal 2013.

The following is a reconciliation of the Company’s equity balances for the first fiscal nine months of 2012 and 2013 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2011	$10,863	$161,449	($11,383)	($25,252)	$969	$136,646

Net income		25,480			108	25,588
Translation adjustments			(6,350)		58	(6,292)
Benefit plan adjustments, net of tax			1,303			1,303
Cash dividends		(2,857)			(130)	(2,987)
Compensation expense and
windfall tax benefits	2,230					2,230
Shares (acquired) issued, net	(912)			896		(16)
Balance-March 30, 2012	$12,181	$184,072	($16,430)	($24,356)	$1,005	$156,472

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2012	$12,759	$184,306	($34,797)	($26,781)	$1,022	$136,509
Net income		3,835			243	4,078
Translation adjustments			2,557		(37)	2,520
Benefit plan adjustments, net of tax			1,996			1,996
Cash dividends		(3,067)			(205)	(3,272)
Compensation expense and
windfall tax benefits	2,579					2,579
Shares (acquired) issued, net	(2,937)			(1,642)		(4,579)
Balance-March 29, 2013	$12,401	$185,074	($30,244)	($28,423)	$1,023	$139,831

Item 2.                      Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information.  The figures discussed in this review reflect the revisions described in Note A.  This discussion should be read in conjunction with our consolidated fiscal 2012 financial statements and related notes.

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

Results of Operations

(In thousands)
	Three Months Ended				Nine Months Ended
	March 29,		March 30,		March 29,		March 30,
	2013	%	2012	%	2013	%	2012	%

Net sales	$68,232		$95,490		$209,351		$259,761
Cost of goods sold	50,558		62,434		149,949		166,375

Gross profit	17,674	25.9%	33,056	34.6%	59,402	28.4%	93,386	36.0%

Marketing, engineering and
administrative expenses	17,405	25.5	17,746	18.6	50,795	24.3	53,752	20.7

Earnings from operations	$ 269	0.4	$15,310	16.0	$ 8,607	4.1	$39,634	15.3

Comparison of the Third Quarter of FY 2013 with the Third Quarter of FY 2012

Net sales for the third quarter decreased 28.5%, or $27.3 million, to $68.2 million from the record $95.5 million in the same period a year ago.  Compared to the third quarter of fiscal 2012, on average, the euro and Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $0.4 million versus the prior year, before eliminations.  The decrease in sales was primarily the result of lower demand from customers in the pressure pumping sector of the North American oil and gas market.  Offsetting weakness in this market was higher demand from customers in the North American and Asian commercial marine markets.  Sales to customers serving the global mega yacht market remained at historical lows in the quarter, while demand remained steady for equipment used in the airport rescue and fire fighting (ARFF), and military markets.

Sales at our manufacturing segment were down 34.6% versus the same period last year.  Compared to the third quarter of fiscal 2012, on average, the euro weakened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to decrease revenues for the manufacturing segment by approximately $0.1 million versus the prior year, before eliminations.  In the current fiscal year’s third quarter, our domestic manufacturing operation saw a decrease in sales of 43.8% versus the third fiscal quarter of 2012.  The primary driver for this decrease was the decrease in shipments of transmissions and related products for the North American oil and gas markets.  This was only partially offset by an increase in commercial marine transmission shipments.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced flat sales compared to the prior fiscal year’s third quarter.  The Company’s Belgian manufacturing operation, which also continues to be adversely impacted by the softness in the global mega yacht market as well as the European commercial marine markets, saw a 15.8% decrease in sales versus the prior fiscal year’s third quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced flat sales.

Our distribution segment experienced a slight increase of 1.0% in sales compared to the third quarter of fiscal 2012.  Compared to the third quarter of fiscal 2012, on average, the Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $0.2 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore continues to experience record demand for marine transmission products for use in various commercial applications as well as for pressure pumping transmission for the Chinese oil and gas market.  This operation saw a nearly 17% increase in shipments versus the prior fiscal year’s record third quarter.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of just over 33% versus the prior fiscal year’s record third quarter.  This operation continued to be impacted by the softness in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, remained at historic lows due to continued weakness in the global mega yacht market as well as customer requests to delay shipments.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in sales of 30%.

The elimination for net inter/intra segment sales decreased $2.5 million, including an unfavorable exchange movement of $0.1 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 870 basis points to 25.9% of sales, compared to 34.6% of sales for the same period last year.  Gross profit for fiscal 2013’s third quarter was significantly impacted by lower sales volumes, primarily due to lower shipments to the Company’s North American pressure pumping transmission customers (approximately $13.1 million), a less profitable mix related to the Company’s oil and gas transmission business (approximately $2.7 million), and unfavorable manufacturing efficiency and absorption due to lower volumes.

For the fiscal 2013 third quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 25.5 percent, compared to 18.6 percent for the fiscal 2012 third quarter.  ME&A expenses decreased $0.3 million versus the fiscal 2012 third quarter.  The impact of the increase in the Company’s stock price from $17.06 at the end of the fiscal second quarter to $24.62 at the end of the fiscal third quarter was to increase sequential stock based compensation expense by $0.8 million which contributed to the $1.5 million expense in the quarter.  The table below summarizes significant changes in certain ME&A expenses for the quarter:

	Three Months Ended		Increase/
$ thousands –Expense/(Income)	March 29, 2013	March 30, 2012	(Decrease)
Stock-Based Compensation	$ 1,488	$ (385)	$ 1,873
Incentive/Bonus Expense	74	1,129	(1,055)
			818
	Foreign Currency Translation		(36)
			782
	All Other, Net		(1,123)
			$ (341)

The year-over-year net remaining decrease in ME&A expenses of $1.1 million for the quarter primarily relates to efforts to control global ME&A expenses in light of the current softness in demand experienced in certain of the Company’s markets.

Interest expense of $0.4 million for the quarter was down 5.9% versus last year’s second fiscal quarter.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased 13% to $0.1 million in fiscal 2013’s third quarter.  This decrease can be attributed to an overall decrease in the average borrowings year-over-year and a lower interest rate on the revolver.  The average borrowing on the revolver, computed monthly, decreased to $20.5 million in fiscal 2013’s third quarter, compared to $24.6 million in the same period a year ago.  The interest rate on the revolver decreased from a range of 1.74% to 1.8% in the prior fiscal year’s third quarter to a range of 1.70% to 1.71% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 20%, at a fixed rate of 6.05%, to $0.2 million, due to a lower remaining principal balance.

Other income of $0.1 million for the quarter ended March 29, 2013 improved slightly from other expense of $0.1 million for the comparable period a year ago.  The current year’s improvement was due primarily to favorable foreign currency movements.

The third fiscal quarter tax expense on near break-even, pre-tax results primarily relates to a provision to return adjustment related to foreign tax credits of approximately $0.7 million during the third quarter of fiscal 2013.  During the third quarter of fiscal 2013, the Company completed and filed its 2012 Federal income tax return which reflected all adjustments from the recently finalized federal income tax audit.  As a result of this filing, the Company recorded a provision to return adjustment which reversed the carryforward benefit previously booked for foreign tax credits utilized under the audit period.

Comparison of the First Nine Months of FY 2013 with the First Nine Months of FY 2012

Net sales for the first nine months of fiscal 2013 decreased 19.4%, or $50.4 million, to $209.4 million from a record $259.8 million in the same period a year ago.  Compared to the first nine months of fiscal 2012, on average, the euro and Swiss franc weakened against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $3.3 million versus the prior year, before eliminations.  The decrease in sales continued to primarily be driven by lower demand from customers in the pressure pumping sector of the North American oil and gas market.  Offsetting weakness in this market was higher demand from customers in the North American and Asian commercial marine markets.  Sales to customers serving the global mega yacht market remained at historical lows in the first nine months, while demand remained steady for equipment used in the airport rescue and fire fighting (ARFF), and military markets.

Sales at our manufacturing segment were down 22.8% versus the same period last year.  Compared to the first nine months of fiscal 2012, on average, the euro and Swiss franc weakened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to decrease revenues for the manufacturing segment by approximately $2.8 million versus the prior year, before eliminations.  In the current fiscal year’s first nine months, our domestic manufacturing operation saw a decrease of roughly 28% in sales versus the first nine months of fiscal 2012.  The primary driver for this decrease was the decrease in shipments of transmissions and related products for the North American oil and gas markets.  This was only partially offset by an increase in commercial marine transmission shipments.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a 15.1% decrease compared to the prior fiscal year’s first nine months.  Approximately one-third of this decrease can be attributed to unfavorable foreign currency translation, with the majority of the remaining decrease due to continued softness and timing of shipments to the Italian mega yacht market.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, saw an approximately 5% decrease in sales versus the prior fiscal year’s first nine months.  Approximately two-thirds of this decrease can be attributed to unfavorable foreign currency translation.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 10.9% decrease in sales.

Our distribution segment experienced a slight increase of roughly 2% in sales compared to the first nine months of fiscal 2012.  Compared to the first nine months of fiscal 2012, on average, the Asian currencies strengthened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to increase revenues for the distribution segment by approximately $0.3 million versus the prior year, before eliminations.  The Company’s distribution operations in Singapore continued to experience record shipments for marine transmission products for use in various commercial applications.  This operation saw a 44.6% increase in sales versus the prior fiscal year’s record first nine months.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a nearly 50% decrease in sales due to continued softness in the Canadian oil and gas market.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, continued to experience historic lows due to continued weakness in the global pleasure craft and mega yacht markets.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in sales of just over 18%.

The elimination for net inter/intra segment sales decreased $1.6 million, including an unfavorable exchange movement of $0.7 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 760 basis points to 28.4% of sales, compared to 36.0% of sales for the same period last year.  Gross profit for fiscal 2013’s first nine months was significantly impacted by lower sales volumes, primarily due to lower shipments to the Company’s North American pressure pumping transmission customers (approximately $24.7 million), a less profitable mix related to the Company’s oil and gas transmission business (approximately $5.6 million), and unfavorable manufacturing efficiency and absorption due to lower volumes.

Year-to-date, ME&A expenses, as a percentage of sales, were 24.3 percent, compared to 20.7 percent for the fiscal 2012 first nine months.  For the fiscal 2013 nine-month period, ME&A expenses decreased $3.0 million versus the same period last fiscal year.  The table below summarizes significant changes in certain ME&A expenses for the fiscal year:

	Nine Months Ended		Increase/
$ thousands –Expense/(Income)	March 29, 2013	March 30, 2012	(Decrease)
Stock-Based Compensation	$ 2,412	$ 2,022	$ 390
Incentive/Bonus Expense	203	3,128	(2,925)
			(2,535)
	Foreign Currency Translation		(805)
			(3,340)
	All Other, Net		383
			$ (2,957)

The net remaining year-to-date increase in ME&A expenses for the year primarily relates to increased research and development activities, wage inflation and additional headcount in the first half of the fiscal year, offset by global reductions in ME&A expenses in the third fiscal quarter.

Interest expense of $1.0 million for the first nine months was down 11.3% versus last fiscal year’s first nine months. Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased 2% to $0.3 million in fiscal 2013’s first nine months versus the same period a year ago.  This decrease can be attributed to a decrease in the interest rate on the revolver.  The average borrowing on the revolver, computed monthly, was flat at $20.0 million in fiscal 2013’s first nine months, compared to the same period a year ago.  The interest rate on the revolver decreased from a range of 1.74% to 2.12% in the prior fiscal year’s first nine months to a range of 1.70% to 1.75% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 20%, at a fixed rate of 6.05%, to $0.7 million, due to a lower remaining principal balance.

The effective tax rate for the first nine months of fiscal 2013 is 46.6%, which is higher than the prior year’s 34.4%.  The fiscal 2013 rate reflects the provision to return adjustment related to foreign tax credits noted above, along with impact of the valuation allowance on a continued reduced earnings base and increased net foreign earnings.  Other offsetting items impacting the year to date tax expense include a favorable benefit from the reinstated research and development tax credit, a reduced domestic manufacturing deduction (i.e. Section 199) benefit and an additional reserve for uncertain tax positions for additional state income taxes.

Financial Condition, Liquidity and Capital Resources

Comparison between March 29, 2013 and June 30, 2012

As of March 29, 2013, the Company had net working capital of $132.8 million, which represents an increase of $2.3 million, or 1.7%, from the net working capital of $130.5 million as of June 30, 2012.  The primary drivers of the net increase in net working capital were a $9.8 million, or 9.5%, increase in inventories, a $2.4 million, or a 10.1%, decrease in accounts payable and a $6.9 million, or 17.5%, decrease in accrued liabilities, substantially offset by a $19.2 million, or 30.3%, decrease in accounts receivable.

Cash increased $1.5 million to $17.2 million as of March 29, 2013, versus $15.7 million as of June 30, 2012.  The majority of the cash as of March 29, 2013 is at our overseas operations in Europe and Asia-Pacific.

Trade receivables of $44.2 million were down $19.2 million, or over 30%, when compared to last fiscal year-end.  The impact of foreign currency translation was to increase accounts receivable by $0.7 million versus June 30, 2012.  The net remaining decrease is consistent with the sales volume decrease versus the fourth quarter of fiscal 2012.  Historically, the fourth fiscal quarter generally is the strongest sales quarter of the fiscal year.

Net inventory increased by $9.8 million versus June 30, 2012 to $113.0 million.  Sequentially, when compared to the second fiscal quarter of 2013, net inventory decreased by $5.3 million, or 4.5%.  The impact of foreign currency translation was to increase net inventory by $1.4 million versus June 30, 2012.  After adjusting for the impact of foreign currency translation, the net increase of $8.4 million primarily came at the Company’s domestic manufacturing and Asian distribution locations.  The increase was driven primarily by an elevated level of oil and gas transmissions inventory that has yet to work its way through sales as well as increased inventory to meet increased demand from North American and Asian commercial marine markets.  On a consolidated basis, as of March 29, 2013, the Company’s backlog of orders to be shipped over the next six months approximates $64.9 million, compared to $98.7 million at June 30, 2012 and $131.4 million at March 30, 2012.  The majority of the decrease is being experienced at the Company’s domestic manufacturing location due to continued softness in the North American pressure pumping transmission market.  As a percentage of six month backlog, inventory has increased from 104% at June 30, 2012 to 174% at March 29, 2013.

Net property, plant and equipment (PP&E) decreased $2.1 million versus June 30, 2012 as depreciation outpaced capital expenditures for the year.  This includes the addition of $5.1 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $7.5 million.  The net remaining decrease is due to foreign currency translation effects.  In total, the Company expects to invest up to $10 million in capital assets in fiscal 2013.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2012, the Company spent $13.7 million for capital expenditures, up from $12.0 million and $4.5 million in fiscal years 2011 and 2010, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of March 29, 2013 of $21.2 million were down $2.4 million, or 10.1%, from June 30, 2012.  The impact of foreign currency translation was to increase accounts payable by $0.2 million versus June 30, 2012.  The decrease in accounts payable is consistent with the overall decrease in inventory experienced in the third fiscal quarter.

Total borrowings and long-term debt as of March 29, 2013 increased by $2.6 million, or roughly 8%, to $34.7 million versus June 30, 2012.  This increase was driven by the overall increase in working capital levels, primarily driven by an increase in inventory and a net decrease in accrued liabilities, and the repurchase of $3.1 million (185,000 shares) of the Company’s stock.  These were substantially offset by a nearly $20 million reduction in accounts receivable.  In addition, the Company made payments for its annual incentive program in the first fiscal quarter of 2013 based on the achievement of fiscal 2012 targets.

Total equity increased $3.3 million, or 2.4%, to $139.8 million as of March 29, 2013.  Retained earnings increased by $0.8 million.  The net increase in retained earnings included $3.8 million in net earnings attributable to Twin Disc for the first nine months offset by $3.1 million in dividend payments.  Net favorable foreign currency translation of $2.5 million was reported.  In addition, the adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans was $2.0 million.  The net remaining movement of $2.0 million primarily relates to changes in Treasury Stock, including the repurchase of 185,000 shares of the Company’s stock for $3.1 million in the second fiscal quarter.

In December 2002, the Company entered into a $20,000,000 revolving loan agreement with M&I Marshall & Ilsley Bank (“M&I”), which had an original expiration date of October 31, 2005.  Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at March 29, 2013, and a maximum total funded debt to EBITDA ratio of 3.0 at March 29, 2013.  As of March 29, 2013, the Company was in compliance with these covenants with a four quarter EBITDA total of $25,192,000 and a funded debt to EBITDA ratio of 1.38.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of March 29, 2013 the minimum equity requirement was $119,173,000 compared to an actual result of $172,808,000 after all required adjustments.  The outstanding balance of $20,250,000 and $17,550,000 at March 29, 2013 and June 30, 2012, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.70% and 1.74% at March 29, 2013 and June 30, 2012, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $14,285,714 at March 29, 2013 and June 30, 2012, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at March 29, 2013 and June 30, 2012, respectively.  The remaining $10,714,286 is classified as long-term debt.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

On November 19, 2012, the Company and its wholly-owned subsidiary Twin Disc International, S.A. entered into a multi-currency revolving Credit Agreement with Wells Fargo Bank, National Association.  Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $15,000,000.  In general, outstanding revolving credit loans (other than foreign currency loans) will bear interest at one of the following rates, as selected by the Company: (1) a “Base Rate,” which is equal to the highest of (i) the prime rate; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1.00%; or (2) a “LIBOR Rate” (which is equal to LIBOR divided by the difference between 1.00 and the Eurodollar Reserve Percentage (as defined in the Credit Agreement)) plus 1.50%.  Outstanding revolving credit loans that are foreign currency loans will bear interest at the LIBOR Rate plus 1.50%, plus an additional “Mandatory Cost,” which is designed to compensate Wells Fargo for the cost of compliance with the requirements of the Bank of England and/or the Financial Services Authority, or the requirements of the European Central Bank.  In addition to principal and interest payments, the Borrowers will be responsible for paying monthly commitment fees equal to .25% of the unused revolving credit commitment.  The Company has the option of making additional prepayments subject to certain limitations.  The Credit Agreement includes financial covenants regarding minimum net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000, and a maximum total funded debt to EBITDA ratio of 3.0:1.  The Credit Agreement also includes certain restrictive covenants that limit, among other things, certain investments, acquisitions and indebtedness.  The Credit Agreement provides that it shall automatically include any covenants or events of default not previously included in the Credit Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of$1,000,000.  The Credit Agreement also includes customary events of default, including events of default under the M&I agreement or the Prudential Note Agreement.  Following an event of default, Wells Fargo may accelerate all amounts outstanding under any revolving credit notes or the Credit Agreement.  The Credit Agreement is scheduled to expire on May 31, 2015.  As of March 29, 2013, there were no borrowings under the Credit Agreement.

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

The Company’s total funded debt as of March 29, 2013 and June 30, 2012 was equal to the total debt reported on the Company’s March 29, 2013 and June 30, 2012 Condensed Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended March 29, 2013:

Four Quarter EBITDA Reconciliation
Net Earnings	$5,097,000
Depreciation & Amortization	10,771,000
Interest Expense	1,347,000
Income Taxes	7,977,000
Four Quarter EBITDA	$25,192,000

Total Funded Debt to Four Quarter EBITDA
Total Debt	$34,702,000
Divided by: Four Quarter EBITDA	25,192,000
Total Funded Debt to Four Quarter EBITDA	1.38

As of March 29, 2013, the Company was in compliance with all of the covenants described above.  As of March 29, 2013, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $64.9 million, or approximately 34% lower than the six-month backlog of $98.7 million as of June 30, 2012.  In spite of the decrease in order backlog driven primarily by the recent decline in the North American oil and gas market, as rig operators adjust to the natural gas supply overhang and lower prices, the Company does not expect to violate any of its financial covenants in fiscal 2013 or fiscal 2014.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to continue to decrease in fiscal 2013.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2012 for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $19.8 million of available borrowings on our $40 million revolving loan agreement as of March 29, 2013 as well as $15 million available under its recently announced multi-currency revolver agreement with Wells Fargo Bank.  The Company expects to continue to generate enough cash from operations to meet our operating and investing needs.  As of March 29, 2013, the Company also had cash of $17.2 million, primarily at its overseas operations.  These funds, with some restrictions, are available for repatriation as deemed necessary by the Company.  In fiscal 2013, the Company expects to contribute $4.2 million to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2013, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.  As of March 29, 2013, $3.6 million in contributions have been made.

As of March 29, 2013, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$20,250		$20,250
Long-term debt	$14,452	$3,693	$7,159	$3,572	$28
Operating leases	$6,981	$3,120	$2,705	$1,156
Total obligations	$41,683	$6,813	$30,114	$4,728	$28

The table above does not include tax liabilities related to uncertain income tax positions totaling $1.8 million, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2013 contributions to all defined benefit plans will total $4.2 million.  As of March 29, 2013, $3.6 million in contributions have been made.

New Accounting Releases

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance designed to improve the transparency in reporting amounts that are reclassified out of accumulated other comprehensive income into net income.  This new guidance will require presentation of the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income and a cross-reference to other disclosure currently required for the reclassification items.  The amended guidance is effective for reporting periods beginning after December 15, 2012 (the Company’s third quarter of fiscal 2013).  See Note G for the additional disclosures required by this guidance.

In July 2012, the FASB issued amended guidance that simplifies how entities test indefinite-lived intangible assets other than goodwill for impairment.  After an assessment of certain qualitative factors, if it is determined to be more likely than not that an indefinite-lived asset is impaired, entities must perform the quantitative impairment test.  Otherwise, the quantitative test is optional.  The amended guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial results.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $40,000,000 revolving loan agreement expiring May 31, 2015, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 29, 2013 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $35,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Stock market risk - The Company’s earnings are exposed to stock market risk relative to the Performance Stock Unit Awards.  These are cash based awards which are revalued at the end of each reporting period based upon the Company’s closing stock price as of the end of the period.  A one dollar increase or decrease in the Company’s stock price would result in a decrease or increase, respectively, in earnings from operations of approximately $108,000 as of March 29, 2013.  These awards were valued based upon the average of the high and low of the Company’s March 29, 2013 stock price of $24.62.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 22% of the Company’s revenues in the nine months ended March 29, 2013 were denominated in currencies other than the U.S. dollar.  Of that total, approximately 71% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2013 and 2012 was the euro.  The Company had no outstanding forward exchange contracts at March 29, 2013 or June 30, 2012.

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

There were no securities of the Company sold by the Company during the nine months ended March 29, 2013, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Dec. 29, 2012 – Jan. 25, 2013	0	NA	0	315,000

Jan. 26, 2013 – Feb. 22, 2013	0	NA	0	315,000

Feb. 23, 2013 – Mar. 29, 2013	0	NA	0	315,000

Total	0	NA	0	315,000

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 8, 2013	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller
Chief Accounting Officer