Form 10-Q
period 2014-02-05
TWIN DISC INC
filed 2014-02-05
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 27, 2013

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
Yes                                No  √

At January 28, 2014, the registrant had 11,264,873 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)
	December 27,	June 30,
	2013	2013
Assets
Current assets:
Cash	$27,124	$20,724
Trade accounts receivable, net	34,907	46,331
Inventories, net	102,590	102,774
Deferred income taxes	5,283	5,280
Other	11,183	13,363
Total current assets	181,087	188,472

Property, plant and equipment, net	61,100	62,315
Goodwill	13,438	13,232
Deferred income taxes	6,782	7,614
Intangible assets, net	3,028	3,149
Other assets	9,094	10,676

Total assets	$274,529	$285,458

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,643	$3,681
Accounts payable	19,890	20,651
Accrued liabilities	34,188	39,171
Total current liabilities	57,721	63,503

Long-term debt	17,422	23,472
Accrued retirement benefits	46,865	48,290
Deferred income taxes	2,666	2,925
Other long-term liabilities	3,923	3,706

Total liabilities	128,597	141,896

Commitments and contingencies (Note D)

Equity
Twin Disc shareholders’ equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	11,368	13,183
Retained earnings	183,874	184,110
Accumulated other comprehensive loss	(21,882)	(25,899)
	173,360	171,394
Less treasury stock, at cost (1,834,595 and 1,886,516 shares, respectively)	28,095	28,890

Total Twin Disc shareholders' equity	145,265	142,504

Noncontrolling interest	667	1,058

Total equity	145,932	143,562

Total liabilities and equity	$274,529	$285,458

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
	Three Months Ended		Six Months Ended
	Dec. 27,	Dec. 28,	Dec. 27,	Dec. 28,
	2013	2012	2013	2012

Net sales	$63,212	$72,325	$129,638	$141,118
Cost of goods sold	44,668	50,014	90,427	99,391

Gross profit	18,544	22,311	39,211	41,727

Marketing, engineering and administrative expenses	17,185	16,770	32,702	33,390
Restructuring of operations	-	-	1, 094	-

Earnings from operations	1,359	5,541	5,415	8,337

Interest expense	223	329	477	635
Other (income) expense, net	(119)	(22)	(153)	105
	104	307	324	740

Earnings before income taxes and noncontrolling interest	1,255	5,234	5,091	7,597
Income taxes	689	1,815	3,161	2,912

Net earnings	566	3,419	1,930	4,685

Less: Net earnings attributable to noncontrolling interest, net of tax	(48)	(59)	(135)	(94)

Net earnings attributable to Twin Disc	$518	$3,360	$1,795	$4,591

Dividends per share	$0.09	$0.09	$0.18	$0.18

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.05	$0.30	$0.16	$0.41
Diluted earnings per share attributable to Twin Disc common shareholders	$0.05	$0.29	$0.16	$0.40

Weighted average shares outstanding data:
Basic shares outstanding	11,264	11,366	11,251	11,368
Dilutive stock awards	6	68	6	73
Diluted shares outstanding	11,270	11,434	11,257	11,441

Comprehensive income:
Net earnings	$566	$3,419	$1,930	$4,685
Benefit plan adjustments, net of income taxes of $354, $375, $706 and $759,respectively	528	652	978	1,320
Foreign currency translation adjustment	1,119	2,130	2,999	3,394
Comprehensive income	2,213	6,201	5,907	9,399
Less: comprehensive income attributable to noncontrolling interest	(48)	(59)	(135)	(94)

Comprehensive income attributable to Twin Disc	$2,165	$6,142	$5,772	$9,305

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	December 27,	December 28,
	2013	2012

Cash flows from operating activities:
Net earnings	$1,930	$4,685
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	5,198	5,345
Restructuring of operations	1,094	-
Other non-cash changes, net	(18)	1,599
Net change in working capital, excluding cash	11,413	463

Net cash provided by operating activities	19,617	12,092

Cash flows from investing activities:
Acquisitions of fixed assets	(3,004)	(3,529)
Proceeds from sale of fixed assets	46	35
Other, net	(244)	(293)

Net cash used by investing activities	(3,202)	(3,787)

Cash flows from financing activities:
Payments of notes payable	(39)	(51)
(Payments of) proceeds from long-term debt, net	(6,052)	1,892
Proceeds from exercise of stock options	-	189
Dividends paid to shareholders	(2,031)	(2,055)
Dividends paid to noncontrolling interest	(486)	(204)
Acquisition of treasury stock	-	(3,069)
Excess tax benefits from stock compensation	524	1,276
Payments of withholding taxes on stock compensation	(2,170)	(1,700)

Net cash used by financing activities	(10,254)	(3,722)

Effect of exchange rate changes on cash	239	286

Net change in cash	6,400	4,869

Cash:
Beginning of period	20,724	15,701

End of period	$27,124	$20,570

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

During the first quarter of fiscal 2014, the Company recorded out-of-period adjustments related to the correction of errors identified late in the year-end closing process of fiscal 2013 that were deemed immaterial for adjustment to the fiscal 2013 financial statements.  The impact of these corrections to the fiscal 2014 first quarter and six month results was to increase earnings before income taxes and noncontrolling interest by $437,000 and increase net earnings attributable to Twin Disc by $69,000 (after considering applicable tax effects).  The nature of these errors is as follows:
•	The Company had over accrued for certain payroll related items totaling $337,000 as of June 30, 2013, resulting in an increase to earnings from operations.
•	The Company had overstated its warranty accrual by $217,000 as of June 30, 2013, resulting in an increase to earnings from operations.
•
The Company determined that work-in-process inventory had been overstated by $117,000 as of June 30, 2013.  As a result, additional cost of goods sold was recorded in the first quarter of fiscal 2014, resulting in a decrease to earnings from operations.

•	The Company’s deferred tax liabilities were understated by $285,000 as of June 30, 2013, resulting in additional tax expense.

The Company does not believe these errors are material to its financial statements for any prior period, nor that the correction of these errors is material to the six months ended December 27, 2013 or its projected full year results for fiscal 2014.

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	December 27,	June 30,
	2013	2013
Inventories:
Finished parts	$67,756	$68,594
Work in process	12,380	11,880
Raw materials	22,454	22,300

	$102,590	$102,774

C.   Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and six month periods ended December 27, 2013 and December 28, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 27,	Dec. 28,	Dec. 27,	Dec. 28,
	2013	2012	2013	2012

Reserve balance, beginning of period	$5,664	$5,462	$5,701	$5,745
Current period expense	771	1,086	1,142	1,967
Payments or credits to customers	(767)	(1,066)	(1,148)	(2,251)
Foreign currency translation	132	51	105	72

Reserve balance, end of period	$5,800	$5,533	$5,800	$5,533

The current portion of the warranty accrual ($3,876,000) is reflected in accrued liabilities, while the long-term portion ($1,924,000) is included in other long-term liabilities on the Consolidated Balance Sheets as of December 27, 2013.

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

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 27,	Dec. 28,	Dec. 27,	Dec. 28,
	2013	2012	2013	2012

Manufacturing segment sales	$57,010	$66,914	$110,268	$125,196
Distribution segment sales	30,563	33,742	61,577	64,745
Inter/Intra segment elimination - manufacturing	(21,088)	(23,522)	(36,220)	(39,080)
Inter/Intra segment elimination - distribution	(3,273)	(4,809)	(5,987)	(9,743)

Net sales	$63,212	$72,325	$129,638	$141,118

Manufacturing segment net earnings	$1,653	$5,055	$3,670	$7,889
Distribution segment net earnings	1,422	1,551	3,303	2,703
Corporate and eliminations	(2,557)	(3,246)	(5,178)	(6,001)

Net earnings attributable to Twin Disc	$518	$3,360	$1,795	$4,591

	Dec. 27,	June 30,
Assets	2013	2013

Manufacturing segment assets	$263,324	$258,617
Distribution segment assets	53,146	56,965
Corporate assets and elimination
of inter-company assets	(41,941)	(30,124)

Total assets	$274,529	$285,458

F.	Stock-Based Compensation

In the first half of fiscal 2014 and 2013, the Company granted a target number of 43,154 and 28,255 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock unit awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 25,943.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock unit awards granted in fiscal 2014.  The performance stock unit awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock unit awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 23,449.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock unit awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 54,874 and 161,734 unvested stock unit awards outstanding at December 27, 2013 and December 28, 2012, respectively.  The weighted average grant date fair value of the unvested awards at December 27, 2013 was $26.65.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation (income) expense for the three and six months ended December 27, 2013, related to the performance stock unit awards were $0.  The compensation (income) expense for the three and six months ended December 28, 2012, related to the performance stock unit awards, approximated $(58,000) and $120,000 respectively.  At December 27, 2013, the Company had $1,436,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2014, 2013 and 2012 awards.  The total fair value of performance stock unit awards vested as of December 27, 2013 and December 28, 2012 were $0.  The performance stock unit awards are cash based, and are thus recorded as a liability on the Company’s Consolidated Balance Sheets.  As of December 27, 2013, these awards are $0.  As of June 30, 2013, these awards are included in “Accrued liabilities” ($2,787,000) due to the awards having a performance period ending in less than one year.

In the first half of fiscal 2014 and 2013, the Company granted a target number of 17,312 and 28,535 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20,774.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock awards granted in fiscal 2014.  The performance stock awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 32,880.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 59,453 and 130,926 unvested stock awards outstanding at December 27, 2013 and December 28, 2012, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation (income) expense for the three and six months ended December 27, 2013, related to performance stock awards were $0.  The compensation (income) expense for the three and six months ended December 28, 2012, related to performance stock awards, approximated $(164,000) and $15,000, respectively.  The weighted average grant date fair value of the unvested awards at December 27, 2013 was $26.12.  At December 27, 2013, the Company had $1,553,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2014, 2013 and 2012 awards.  The total fair value of performance stock awards vested as of December 27, 2013 and December 28, 2012 were $0.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first half of fiscal 2014 and 2013, the Company granted 51,004 and 83,729 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 119,297 and 220,343 unvested shares outstanding at December 27, 2013 and December 28, 2012, respectively.  The compensation expense for the three and six months ended December 27, 2013, related to these service-based awards approximated $308,000 and $626,000, respectively.  The compensation expense for the three and six months ended December 28, 2012, related to these service-based awards approximated $400,000 and $788,000, respectively.  The total fair value of restricted stock grants vested as of December 27, 2013 and December 28, 2012 was $3,053,000 and $2,177,000, respectively.  As of December 27, 2013, the Company had $1,786,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	Three Months Ended		Six Months Ended
	Dec. 27,	Dec. 28,	Dec. 27,	Dec. 28,
	2013	2012	2013	2012

Pension Benefits:
Service cost	$135	$49	$267	$93
Interest cost	1,356	1,311	2,711	2,619
Expected return on plan assets	(1,648)	(1,580)	(3,294)	(3,151)
Amortization of transition obligation	19	(11)	38	(22)
Amortization of net loss	714	846	1,427	1,691
Net periodic benefit cost	$576	$615	$1,149	$1,230

Postretirement Benefits:
Service cost	$9	$9	$19	$17
Interest cost	164	191	329	383
Amortization of net actuarial loss	151	197	301	395
Net periodic benefit cost	$324	$397	$649	$795

The Company expects to contribute approximately $2,643,000 to its pension plans in fiscal 2014.  As of December 27, 2013, $1,281,000 in contributions have been made.

The Company has reclassified $528,000 (net of $354,000 in taxes) and $978,000 (net of $706,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three and six months ended December 27, 2013.  The Company has reclassified $652,000 (net of $375,000 in taxes) and $1,320,000 (net of $759,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three and six months ended December 28, 2012.  These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the six months ended December 27, 2013 and December 28, 2012, the Company’s effective income tax rate was 62.1% and 38.3% respectively.  The fiscal 2014 rate reflects the impact of the valuation allowance and a continued reduced domestic earnings base offset by a limited Section 199 credit and reduced research and development tax credit resulting from the expiration of the credit.

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

The Company has approximately $1,900,000 of unrecognized tax benefits, including related interest and penalties, as of December 27, 2013, which, if recognized, would favorably impact the effective tax rate.  There was no significant change in the total unrecognized tax benefits due to the settlement of audits or the expiration of statutes of limitations during the quarter ended December 27, 2013.  It appears reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

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

I.     Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the six months ended December 27, 2013 were as follows (in thousands):

Balance at June 30, 2013	$13,232
Translation adjustment	206
Balance at December 27, 2013	$13,438

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have definite useful lives and are subject to amortization as of December 27, 2013 and June 30, 2013 were as follows (in thousands):

	December 27,	June 30,
	2013	2013
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Trade name	2,596	-
Other	5,991	5,991

	13,652	11,056
Accumulated amortization	(9,536)	(9,301)
Impairment charge	(1,277)	(1,277)
Foreign currency translation	(32)	546

Total	$2,807	$1,024

The weighted average remaining useful life of the intangible assets included in the table above is approximately 16 years.

Intangible amortization expense was $119,000 and $235,000 for the three and six months ended December 27, 2013, and $166,000 and $354,000 for the three and six months ended December 28, 2012, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2014 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2014	$239
2015	251
2016	165
2017	160
2018	160
2019	160

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 27, 2013 and June 30, 2013 are $221,000 and $2,125,000, respectively.  These assets are comprised of acquired trade names.  Based on the Company’s reassessment of the useful lives assigned to intangible assets during the first quarter, it was determined that certain indefinite lived trade names should be reclassified to definite lived.  As such, the Company assigned a 20-year useful life to the trade names.

J.	Long-term Debt

Long-term debt at December 27, 2013 and June 30, 2013 consisted of the following (in thousands):

	December 27,	June 30,
	2013	2013

Revolving loan	$10,250	$16,300
10-year unsecured senior notes	10,714	10,714
Other	101	139
Subtotal	21,065	27,153
Less: current maturities and short-term borrowings	(3,643)	(3,681)
Total long-term debt	$17,422	$23,472

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of December 27, 2013, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.79% and 0.66% for December 27, 2013 and June 30, 2013, respectively), plus the current add-on related to the revolving loan agreement (1.65% for December 27, 2013 and June 30, 2013) resulting in a total rate of 2.44% and 2.31% for December 27, 2013 and June 30, 2013, respectively.  The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $11,324,000 and $11,536,000 at December 27, 2013 and June 30, 2013, respectively.  The Company’s revolving loan agreement approximates fair value at December 27, 2013 and June 30, 2013.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The following is a reconciliation of the Company’s equity balances for the first fiscal six months of 2013 and 2014 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2012	$12,759	$184,306	($34,797)	($26,781)	$1,022	$136,509

Net income		4,591			94	4,685
Translation adjustments			3,334		60	3,394
Benefit plan adjustments, net of tax			1,320			1,320
Cash dividends		(2,055)			(204)	(2,259)
Compensation expense and
windfall tax benefits	2,079					2,079
Shares (acquired) issued, net	(2,937)			(1,642)		(4,579)
Balance-December 28, 2012	$11,901	$186,842	($30,143)	($28,423)	$972	$141,149

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2013	$13,183	$184,110	($25,899)	($28,890)	$1,058	$143,562
Net income		1,795			135	1,930
Translation adjustments			3,039		(40)	2,999
Benefit plan adjustments, net of tax			978			978
Cash dividends		(2,031)			(486)	(2,517)
Compensation expense and
windfall tax benefits	1,150					1,150
Shares (acquired) issued, net	(2,965)			795		(2,170)
Balance-December 27, 2013	$11,368	$183,874	($21,882)	($28,095)	$667	$145,932

L.	Restructuring of Operations

During the first quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $1,094,000 representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor union.  The minimum legal indemnity of $548,000 was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During the first half of fiscal 2014, the Company made cash payments of $788,000, resulting in an accrual balance at December 27, 2013 of $900,000.

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

Results of Operations

(In thousands)
	Three Months Ended				Six Months Ended
	December 27,		December 28,		December 27,		December 28,
	2013	%	2012	%	2013	%	2012	%

Net sales	$63,212		$72,325		$129,638		$141,118
Cost of goods sold	44,668		50,014		90,427		99,391

Gross profit	18,544	29.3%	22,311	30.8%	39,211	30.2%	41,727	29.6%

Marketing, engineering and
administrative expenses	17,185	27.2%	16,770	23.2%	32,702	25.2%	33,390	23.7%
Restructuring of operations	0	0.0%	0	0.0%	1,094	0.8%	0	0.0%

Earnings from operations	$1,359	2.1%	$5,541	7.7%	$5,415	4.2%	$8,337	5.9%

Comparison of the Second Quarter of FY 2014 with the Second Quarter of FY 2013

Net sales for the second quarter decreased 12.6%, or $9.1 million, to $63.2 million from $72.3 million in the same period a year ago.  Compared to the second quarter of fiscal 2013, on average, Asian currencies weakened against the U.S. dollar more than offsetting a strengthening euro against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $1.0 million versus the prior year, before eliminations.  The decrease in sales was primarily the result of lower demand from the Company’s customers in North America and Europe, while sales to customers in Asia Pacific remained strong.  Coming off a record year in fiscal 2013, commercial marine transmission system shipments are down in the first half of fiscal 2014.  However, the Company experienced strong order activity in the second fiscal quarter and the six-month backlog of orders for commercial marine transmission systems is up significantly both sequentially and versus the end of the prior fiscal year’s second quarter.  While demand for pressure pumping transmissions for the North American market remained depressed, shipments of these transmission systems to China in the current fiscal quarter exceeded shipments for fiscal 2013’s second quarter.  Sales to customers serving the global mega yacht market remained near historical lows in the quarter.

Sales at our manufacturing segment were down 14.8%, or $9.9 million, versus the same period last year.  Compared to the second quarter of fiscal 2013, on average, the euro strengthened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to increase revenues for the manufacturing segment by approximately $0.7 million versus the prior year, before eliminations.  In the current fiscal year’s second quarter, our domestic manufacturing operation, the largest, experienced a 20% decrease in sales versus the second fiscal quarter of 2013.  The primary driver for this decrease was lower sales of pressure-pumping transmissions for the oil and gas market, and marine and propulsion systems for the global marine market.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced flat sales compared to the prior fiscal year’s second quarter.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, experienced a brief strike at its facility in the first fiscal quarter.  This operation saw an 18% decrease in sales versus the prior fiscal year’s second quarter, primarily driven by the continued softness in its markets and the temporary disruption experienced as a result of the strike in the first fiscal quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 5% increase in sales, primarily due to the timing of shipments for the global patrol boat and Italian mega yacht markets.

Sales at our distribution segment were down just over 9%, or $3.2 million, compared to the second quarter of fiscal 2013.  Compared to the second quarter of fiscal 2013, on average, the Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $1.7 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, which continues to experience strong demand for marine transmission products for use in various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market, experienced flat sales compared to the prior fiscal year’s second quarter.  This operation acts as the Company’s master distributor for Asia and continues to achieve record results as the Company’s products gain greater acceptance in the market.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of nearly 14%.  In the prior fiscal year’s second quarter this operation experienced a 40% decrease in sales versus fiscal 2012’s second quarter due to weakness in the Canadian oil and gas market as rig operators continued to adjust to the North American natural gas supply overhang and lower prices.  The Canadian oil and gas market remained at depressed levels in the first half of fiscal 2014.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw sales decline over 25% due to continued weakness in the global mega yacht market.  In fiscal 2013’s fourth quarter, the Company committed to a plan to exit the distribution agreement of this operation and entered negotiations to sell the inventory back to the parent supplier.  Those negotiations continue.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in sales of almost 8% from the prior year’s second quarter, driven by both softness in the mega yacht and industrial markets in Australia.

The elimination for net inter/intra segment sales decreased $4.0 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 150 basis points to 29.3% of sales, compared to 30.8% of sales for the same period last year.  Gross profit for fiscal 2014’s second quarter was unfavorably impacted by lower sales volume compared to the fiscal 2013 second quarter (approximately $4.3 million).  The unfavorable volume impact was somewhat offset by a more profitable product mix (approximately $0.5 million) and reduced warranty expense ($0.3 million).

Marketing, engineering, and administrative (ME&A) expenses of $17.2 million were up $0.4 million compared to last year’s second fiscal quarter.  As a percentage of sales, ME&A expenses increased to 27.2% of sales versus 23.2% of sales in the second quarter of fiscal 2013.  The increase in ME&A expenses for the quarter relates to increased spending in the Company’s growing Asian operations, a slight increase in stock based compensation expense in the quarter and increased spending on corporate projects, partially offset by a continued focus on controlled spending at the Company’s global operations.

Interest expense of $0.2 million for the quarter was down 32.2% versus last year’s second fiscal quarter.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased nearly 50% to $0.06 million in fiscal 2014’s second quarter.  The average borrowing on the revolver, computed monthly, decreased to $11.4 million in fiscal 2014’s second quarter, compared to $22.5 million in the same period a year ago.  The interest rate on the revolver increased slightly from a range of 1.71% to 1.73% in the prior fiscal year’s second quarter to a range of 1.82% to 1.83% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 25%, at a fixed rate of 6.05%, to $0.2 million, due to a lower remaining principal balance.

The favorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the Euro, Japanese yen and Indian rupee.

The effective tax rate for the second quarter of fiscal 2014 was 54.9%, which is significantly higher than the prior year rate of 34.7%.  Both years were significantly impacted by non-deductible losses in a certain foreign jurisdiction that are subject to a full valuation allowance.  Adjusting for these non-deductible losses, the fiscal 2014 rate would have been 29.8% compared to 31.2% for the fiscal 2013 second quarter.  The increase in the fiscal 2014 adjusted rate was primarily driven by adjustments to tax on foreign earnings (Canada and Italy) recorded in the first quarter.

Comparison of the First Six Months of FY 2014 with the First Six Months of FY 2013

Net sales for the first six months decreased 8.1%, or $11.5 million, to $129.6 million from $141.1 million in the same period a year ago.  Compared to the first six months of fiscal 2013, on average, Asian currencies weakened against the U.S. dollar more than offsetting a strengthening euro against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $1.9 million versus the prior year, before eliminations.  The decrease in sales was primarily the result of lower demand from the Company’s customers in North America and Europe, while sales to customers in Asia Pacific remained strong.  Coming off a record year in fiscal 2013, commercial marine transmission system shipments are down in the first half of fiscal 2014.  However, the Company experienced strong order activity in the second fiscal quarter and the six-month backlog of orders for commercial marine transmission systems is up significantly both sequentially and versus the end of the prior fiscal year’s second quarter.  While demand for pressure pumping transmissions for the North American market remained depressed, shipments of these transmission systems to China in the current fiscal years’ first half exceeded shipments for fiscal 2013’s first half.  Sales to customers serving the global mega yacht market remained near historical lows.

Sales at our manufacturing segment were down 11.9%, or $14.9 million, versus the same period last year.  Compared to the first half of fiscal 2013, on average, the euro strengthened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to increase revenues for the manufacturing segment by approximately $1.3 million versus the prior year, before eliminations.  In the current fiscal year’s first half, our domestic manufacturing operation, the largest, experienced a 14% decrease in sales versus the first six months of 2013.  The primary driver for this decrease was lower sales of pressure-pumping transmissions for the oil and gas market, and marine and propulsion systems for the global marine market.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced flat sales compared to the prior fiscal year’s first six months.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, experienced a brief strike at its facility in the first fiscal quarter.  This operation saw a nearly 24% decrease in sales versus the prior fiscal year’s first six months, primarily driven by the continued softness in its markets and the temporary disruption experienced as a result of the strike in the first fiscal quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 13% decrease in sales, primarily due to the timing of shipments for the global patrol boat and Italian mega yacht markets.

Sales at our distribution segment were down nearly 5%, or $3.2 million, compared to the first half of fiscal 2013.  Compared to the first six months of fiscal 2013, on average, the Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $3.1 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, which continues to experience strong demand for marine transmission products for use in various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market, experienced an over 7% increase in sales compared to the prior fiscal year’s first six months.  This operation acts as the Company’s master distributor for Asia and continues to achieve record results as the Company’s products gain greater acceptance in the market.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of nearly 7%.  In the prior fiscal year’s first six months, this operation experienced a 56% decrease in sales versus fiscal 2012’s first six months due to weakness in the Canadian oil and gas market as rig operators continued to adjust to the North American natural gas supply overhang and lower prices.  The Canadian oil and gas market remained at depressed levels in the first half of fiscal 2014.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw sales decline over 34% due to continued weakness in the global mega yacht market.  In fiscal 2013’s fourth quarter, the Company committed to a plan to exit the distribution agreement of this operation and entered negotiations to sell the inventory back to the parent supplier.  Those negotiations continue.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just over 2% from the prior year’s first six months, driven by strong shipments in the first fiscal quarter of 2014.  This operation experienced weaker sales in both the mega yacht and industrial markets in Australia in the second fiscal quarter of 2014.

The elimination for net inter/intra segment sales decreased $6.6 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased 60 basis points to 30.2% of sales, compared to 29.6% of sales for the same period last year.  Gross profit for fiscal 2014’s first six months was unfavorably impacted by lower sales volume compared to the fiscal 2013 first half (approximately $5.3 million).  The unfavorable volume impact was only partially offset by a more profitable product mix (approximately $1.8 million) driven by higher sales of the Company’s oil and gas transmission products (approximately $0.9 million) and reduced warranty expense ($0.8 million).

Marketing, engineering, and administrative (ME&A) expenses of $32.7 million were down $0.7 million compared to last year’s first six months.  As a percentage of sales, ME&A expenses increased to 25.2% of sales versus 23.7% of sales in the first six months of fiscal 2013.  The decrease in ME&A expenses for the first half relates to increased spending in the Company’s growing Asian operations and increased spending on corporate projects, more than offset by a continued focus on controlled spending at the Company’s global operations and a decrease in stock based compensation expense for the first six months of this fiscal year compared to the same period in fiscal 2013.

Interest expense of $0.5 million for the quarter was down 24.9% versus the prior fiscal year’s first six months.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased 32% to $0.13 million in fiscal 2014’s second quarter.  The average borrowing on the revolver, computed monthly, decreased to $12.9 million in fiscal 2014’s first half, compared to $19.7 million in the same period a year ago.  The interest rate on the revolver increased slightly from a range of 1.71% to 1.75% in the prior fiscal year’s first six months to a range of 1.82% to 1.85% in the current fiscal year.  The interest expense on the Company’s $25 million Senior Note decreased 25%, at a fixed rate of 6.05%, to $0.3 million, due to a lower remaining principal balance.

The favorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the Euro, Japanese yen and Indian rupee.

The effective tax rate for the first half of fiscal 2014 was 62.1%, which is significantly higher than the prior year rate of 38.3%.  Both years were significantly impacted by non-deductible losses in a certain foreign jurisdiction that are subject to a full valuation allowance.  Adjusting for these non-deductible losses, the fiscal 2014 rate would have been 37.0% compared to 33.1% for fiscal 2013.  The increase in the fiscal 2014 adjusted rate was primarily driven by adjustments to tax on foreign earnings (Canada and Italy) recorded in the first quarter.

Financial Condition, Liquidity and Capital Resources

Comparison between December 27, 2013 and June 30, 2013

As of December 27, 2013, the Company had net working capital of $123.4 million, which represents a decrease of $1.6 million, or 1.3%, from the net working capital of $125.0 million as of June 30, 2013.

Cash increased $6.4 million, or 30.9%, to $27.1 million as of December 27, 2013, versus $20.7 million as of June 30, 2013.  The majority of the cash as of December 27, 2013 is at our overseas operations in Europe ($15.5 million) and Asia-Pacific ($10.5 million).  As of December 27, 2013, the Company was in a net cash position of $6.06 million (net cash is defined as total cash ($27.12 million) less total debt ($21.06 million)).

Trade receivables of $34.9 million were down $11.4 million, or nearly 25%, when compared to last fiscal year-end.  The impact of foreign currency translation was to increase accounts receivable by $0.6 million versus June 30, 2013.  The net remaining decrease is consistent with the sales volume decrease of just under 17% from the fourth quarter of fiscal 2013 compared to the second fiscal quarter of fiscal 2014.

Net inventory decreased slightly by $0.2 million versus June 30, 2013 to $102.6 million.  The impact of foreign currency translation was to increase net inventory by $1.5 million versus June 30, 2013.  After adjusting for the impact of foreign currency translation, the net decrease of $1.7 million primarily came at the Company’s U.S. manufacturing location.  On a consolidated basis, as of December 27, 2013, the Company’s backlog of orders to be shipped over the next six months approximates $56.2 million, compared to $66.8 million at June 30, 2013 and $68.2 million at December 28, 2012.  The majority of the decrease is being experienced at the Company’s domestic manufacturing location due to lower demand from customers in the pressure pumping sector of the North American oil and gas, and commercial marine markets.  As a percentage of six month backlog, inventory has increased from 154% at June 30, 2013 to 183% at December 27, 2013.

Net property, plant and equipment (PP&E) decreased $1.2 million versus June 30, 2013.  This includes the addition of $3.0 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $5.1 million.  The net remaining increase is due to foreign currency translation effects.  In total, the Company expects to invest between $10 and $15 million in capital assets in fiscal 2014.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as expanding capacities at facilities around the world.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2013, the Company spent $6.6 million for capital expenditures, down from $13.7 million in fiscal 2012.  In fiscal 2011, the Company spent $12.0 million for capital expenditures, up from $4.5 million and $8.9 million in fiscal years 2010 and 2009, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of December 27, 2013 of $19.9 million were down $0.8 million, or 3.7%, from June 30, 2013.  The impact of foreign currency translation was to increase accounts payable by $0.3 million versus June 30, 2013.  This decrease is consistent with the Company’s lower six month backlog levels, continued focus on lowering inventories and the timing of certain payments.

Total borrowings and long-term debt as of December 27, 2013 decreased by $6.1 million, or roughly 22%, to $21.1 million versus June 30, 2013.  This decrease was driven by the strong operating cash flow in the first half of the fiscal year ($19.6 million).  During the first six months of the fiscal year, the Company generated free cash flow (defined as operating cash flow less acquisitions of fixed assets) of $16.6 million and ended the quarter with total debt, net of cash, of $(6.1) million, compared to $6.4 million at June 30, 2013, for a net change of $12.5 million.

Total equity increased $2.4 million, or less than 2%, to $145.9 million as of December 27, 2013.  Retained earnings decreased by $0.2 million.  The net decrease in retained earnings included $1.8 million in net earnings for the first six months of the fiscal year offset by $2.0 million in dividend payments.  Net favorable foreign currency translation of $3.0 million was reported.  The net remaining decrease in equity of $0.4 million primarily represents the issuance and vesting of stock awards and noncontrolling interest dividends, partially offset by an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

The Company has a $40,000,000 revolving loan agreement with BMO Harris Bank, N.A. (“BMO”).  The Company originally entered into this revolving loan agreement in December 2002 with M&I Marshall & Ilsley Bank, predecessor to BMO.  At that time, the revolving loan agreement was for $20,000,000 and had an expiration date of October 31, 2005.  Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at December 27, 2013, and a maximum total funded debt to EBITDA ratio of 3.0 at December 27, 2013.  As of December 27, 2013, the Company was in compliance with these covenants with a four quarter EBITDA total of $18,289,000 and a funded debt to EBITDA ratio of 1.15.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of December 27, 2013 the minimum equity requirement was $120,018,000 compared to an actual result of $179,265,000 after all required adjustments.  The outstanding balance of $10,250,000 and $16,330,000 at December 27, 2013 and June 30, 2013, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.82% and 1.84% at December 27, 2013 and June 30, 2013, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $10,714,286 at December 27, 2013 and June 30, 2013, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at December 27, 2013 and June 30, 2013, respectively.  The remaining $7,142,857 is classified as long-term debt.  The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

On November 19, 2012, the Company and its wholly-owned subsidiary Twin Disc International, S.A. entered into a multi-currency revolving Credit Agreement with Wells Fargo Bank, National Association.  Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $15,000,000.  In general, outstanding revolving credit loans (other than foreign currency loans) will bear interest at one of the following rates, as selected by the Company: (1) a “Base Rate,” which is equal to the highest of (i) the prime rate; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1.00%; or (2) a “LIBOR Rate” (which is equal to LIBOR divided by the difference between 1.00 and the Eurodollar Reserve Percentage (as defined in the Credit Agreement)) plus 1.50%.  Outstanding revolving credit loans that are foreign currency loans will bear interest at the LIBOR Rate plus 1.50%, plus an additional “Mandatory Cost,” which is designed to compensate Wells Fargo for the cost of compliance with the requirements of the Bank of England and/or the Financial Services Authority, or the requirements of the European Central Bank.  In addition to principal and interest payments, the Borrowers will be responsible for paying monthly commitment fees equal to .25% of the unused revolving credit commitment.  The Company has the option of making additional prepayments subject to certain limitations.  The Credit Agreement includes financial covenants regarding minimum net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000, and a maximum total funded debt to EBITDA ratio of 3.0:1.  The Credit Agreement also includes certain restrictive covenants that limit, among other things, certain investments, acquisitions and indebtedness.  The Credit Agreement provides that it shall automatically include any covenants or events of default not previously included in the Credit Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  The Credit Agreement also includes customary events of default, including events of default under the BMO agreement or the Prudential Note Agreement.  Following an event of default, Wells Fargo may accelerate all amounts outstanding under any revolving credit notes or the Credit Agreement.  The Credit Agreement is scheduled to expire on May 31, 2015.  As of December 27, 2013 and June 30, 2013, respectively, there were no borrowings under the Credit Agreement.

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

The Company’s total funded debt as of December 27, 2013 and June 30, 2013 was equal to the total debt reported on the Company’s December 27, 2013 and June 30, 2013 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended December 27, 2013:

Four Quarter EBITDA Reconciliation
Net Earnings Attributable to Twin Disc	$1,086,000
Depreciation & Amortization	10,691,000
Interest Expense	1,277,000
Income Taxes	5,235,000
Four Quarter EBITDA	$18,289,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$21,065,000
Divided by: Four Quarter EBITDA	18,289,000
Total Funded Debt to Four Quarter EBITDA	1.15

The following table sets forth the reconciliation of the Company’s reported shareholders’ equity to the calculation of adjusted net worth for the quarter ended December 27, 2013:

Total Twin Disc Shareholders’ Equity	$145,265,000
Permitted Benefit Plan Adjustments	34,000,000
Adjusted Net Worth	$179,265,000

As of December 27, 2013, the Company was in compliance with all of the covenants described above.  As of December 27, 2013, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $56.2 million, or approximately 15% lower than the six-month backlog of $66.8 million as of June 30, 2013.  In spite of the decrease in order backlog driven primarily by the decline in the North American oil and gas market, as rig operators adjust to the natural gas supply overhang and lower prices, the Company does not expect to violate any of its financial covenants in fiscal 2014.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are not expected to decrease significantly.  Based on its annual financial plan, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2014 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.  Please see the factors discussed under Item 1A, Risk Factors, of this Form 10-K for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $29.75 million of available borrowings on its $40 million revolving loan agreement as of December 27, 2013 as well as $15 million available under its multi-currency revolver agreement with Wells Fargo Bank.  The Company expects to continue to generate enough cash from operations to meet our operating and investing needs.  In the first half of fiscal 2014, the Company generated $19.6 million of cash from operating activities.  As of December 27, 2013, the Company also had cash of $27.1 million, primarily at its overseas operations.  These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company.  In fiscal 2014, the Company expects to contribute $2.6 million to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2014, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

As of December 27, 2013, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$10,250		$10,250
Long-term debt	$10,815	$3,643	$7,142		$30
Operating leases	$8,409	$3,079	$3,293	$2,021	$16
Total obligations	$29,474	$6,722	$20,685	$2,021	$46

The table above does not include tax liabilities related to uncertain income tax positions totaling $1.9 million, excluding related interest and penalties, as the timing of their resolution can not be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2014 contributions to all defined benefit plans will total $2.6 million.  As of December 27, 2013, $1.3 million in contributions have been made.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $40,000,000 revolving loan agreement expiring May 31, 2015, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 27, 2013 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $19,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 22% of the Company’s revenues in the six months ended December 27, 2013 were denominated in currencies other than the U.S. dollar.  Of that total, approximately 61% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2014 and 2013 was the euro.  The Company had no outstanding forward exchange contracts at December 27, 2013 or June 30, 2013.

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

There were no securities of the Company sold by the Company during the three months ended December 27, 2013, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sep. 28, 2013 – Oct. 25, 2013	1,776	NA	0	315,000

Oct. 26, 2013 – Nov. 29, 2013	0	NA	0	315,000

Nov. 30, 2013 – Dec. 27, 2013	0	NA	0	315,000

Total	0	NA	0	315,000

The Company did not purchase any shares of Common Stock during the quarter ended December 27, 2013, pursuant to our publicly announced program (described below).  The amounts shown in Column (a) above represent shares of Common Stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock issued under the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 5, 2014	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller and Secretary
Chief Accounting Officer