Form 10-Q
period 2014-06-20
TWIN DISC INC
filed 2014-06-20
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 28, 2014

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
Large Accelerated Filer                                                      Accelerated Filer √__
Non-accelerated filer                                                                                     Smaller reporting company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes                                No  √

At April 28, 2014, the registrant had 11,264,873 shares of its common stock outstanding.

Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)
	March 28,	June 30,
	2014	2013
Assets
Current assets:
Cash	$26,360	$20,724
Trade accounts receivable, net	33,489	46,331
Inventories, net	105,049	102,774
Deferred income taxes	5,221	5,280
Other	13,055	13,363
Total current assets	183,174	188,472

Property, plant and equipment, net	60,986	62,315
Goodwill, net	13,526	13,232
Deferred income taxes	6,322	7,614
Intangible assets, net	2,947	3,149
Other assets	8,891	10,676

Total assets	$275,846	$285,458

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,625	$3,681
Accounts payable	19,665	20,651
Accrued liabilities	32,496	39,171
Total current liabilities	55,786	63,503

Long-term debt	21,422	23,472
Accrued retirement benefits	45,803	48,290
Deferred income taxes	2,589	2,925
Other long-term liabilities	3,881	3,706

Total liabilities	129,481	141,896

Commitments and contingencies (Note D)

Equity
Twin Disc shareholders’ equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	11,676	13,183
Retained earnings	182,385	184,110
Accumulated other comprehensive loss	(20,256)	(25,899)
	173,805	171,394
Less treasury stock, at cost (1,834,595 and 1,886,516 shares, respectively)	28,095	28,890

Total Twin Disc shareholders' equity	145,710	142,504

Noncontrolling interest	655	1,058

Total equity	146,365	143,562

Total liabilities and equity	$275,846	$285,458

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	Mar. 28,	Mar. 29,	Mar. 28,	Mar. 29,
	2014	2013	2014	2013

Net sales	$60,705	$68,232	$190,343	$209,351
Cost of goods sold	44,177	50,558	134,604	149,949

Gross profit	16,528	17,674	55,739	59,402

Marketing, engineering and administrative expenses	16,870	17,405	49,572	50,795
Restructuring of operations	-	-	1,094	-

(Loss) earnings from operations	(342)	269	5,073	8,607

Interest expense	220	366	697	1,001
Other (income) expense, net	68	(129)	(85)	(24)
	288	237	612	977

(Loss) earnings before income taxes and noncontrolling interest	(630)	32	4,461	7,630
Income taxes	(188)	640	2,973	3,552

Net (loss) earnings	(442)	(608)	1,488	4,078

Less: Net earnings attributable to noncontrolling interest, net of tax	(33)	(149)	(168)	(243)

Net (loss) earnings attributable to Twin Disc	$(475)	$(757)	$1,320	$3,835

Dividends per share	$0.09	$0.09	$0.27	$0.27

(Loss) earnings per share data:
Basic (loss) earnings per share attributable to Twin Disc common shareholders	$(0.04)	$(0.07)	$0.12	$0.34
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	$(0.04)	$(0.07)	$0.12	$0.34

Weighted average shares outstanding data:
Basic shares outstanding	11,265	11,243	11,256	11,327
Dilutive stock awards	-	-	6	73
Diluted shares outstanding	11,265	11,243	11,262	11,400

Comprehensive income (loss):
Net (loss) earnings	$(442)	$(608)	$1,488	$4,078
Benefit plan adjustments, net of income taxes of $354, $376, $1,060 and $1,160, respectively	528	676	1,506	1,996
Foreign currency translation adjustment	1,054	(874)	4,053	2,520
Comprehensive income (loss)	1,140	(806)	7,047	8,594
Less: comprehensive income attributable to noncontrolling interest	(33)	(149)	(168)	(243)

Comprehensive income (loss) attributable to Twin Disc	$1,107	$(955)	$6,879	$8,351

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended
	March 28,	March 29,
	2014	2013

Cash flows from operating activities:
Net earnings	$1,488	$4,078
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	7,940	8,025
Restructuring of operations	1,094	-
Other non-cash changes, net	441	1,679
Net change in working capital, excluding cash	6,824	(2,980)

Net cash provided by operating activities	17,787	10,802

Cash flows from investing activities:
Acquisitions of fixed assets	(5,183)	(5,118)
Proceeds from sale of fixed assets	121	181
Other, net	(244)	(232)

Net cash used by investing activities	(5,306)	(5,169)

Cash flows from financing activities:
Proceeds from notes payable	-	38
Payments of notes payable	(59)	(96)
Payments of long term debt	-	(95)
Borrowings under revolving loan agreement	48,550	65,200
Repayments under revolving loan agreement	(50,600)	(62,500)
Proceeds from exercise of stock options	-	189
Dividends paid to shareholders	(3,045)	(3,066)
Dividends paid to noncontrolling interest	(487)	(204)
Acquisition of treasury stock	-	(3,069)
Excess tax benefits from stock compensation	524	1,276
Payments of withholding taxes on stock compensation	(2,170)	(1,700)

Net cash used by financing activities	(7,287)	(4,027)

Effect of exchange rate changes on cash	442	(146)

Net change in cash	5,636	1,460

Cash:
Beginning of period	20,724	15,701

End of period	$26,360	$17,161

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

In the course of closing the Company’s books for April 2014, the Company discovered certain accounting irregularities relating to the quarter ended March 28, 2014, at its Belgian subsidiary, Twin Disc International S.A. (“TWINSA”).  Specifically, the number of hours worked on manufacturing certain products included in TWINSA’s inventory was artificially inflated.  The value of those hours totaled $82,000, and have been properly reflected as cost of goods sold in the Company's statement of operations for the quarter ended March 28, 2014.  Prior to the filing of this Form 10-Q, the Company's Audit Committee completed an investigation of the accounting irregularities.  The investigation did not identify any additional irregularities requiring adjustment to the Company's current or prior financial statements.  The Company has taken appropriate actions related to certain of the personnel involved, and is considering what further actions may be necessary, which will likely include additional training and controls.

During the first quarter of fiscal 2014, the Company recorded out-of-period adjustments related to the correction of errors identified late in the year-end closing process of fiscal 2013 that were deemed immaterial for adjustment to the fiscal 2013 financial statements.  The impact of these corrections to the fiscal 2014 first quarter and nine month results was to increase earnings before income taxes and noncontrolling interest by $437,000 and increase net earnings attributable to Twin Disc by $69,000 (after considering applicable tax effects).  The nature of these errors is as follows:
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

The Company does not believe these errors are material to its financial statements for any prior period, nor that the correction of these errors is material to the nine months ended March 28, 2014 or its projected full year results for fiscal 2014.

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	March 28,	June 30,
	2014	2013
Inventories:
Finished parts	$69,364	$68,594
Work in process	13,469	11,880
Raw materials	22,216	22,300

	$105,049	$102,774

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and nine month periods ended March 28, 2014 and March 29, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 28,	Mar. 29,	Mar. 28,	Mar. 29,
	2014	2013	2014	2013

Reserve balance, beginning of period	$5,800	$5,533	$5,701	$5,745
Current period expense	399	561	1,541	2,528
Payments or credits to customers	(498)	(706)	(1,646)	(2,957)
Foreign currency translation	11	(39)	116	33

Reserve balance, end of period	$5,712	$5,349	$5,712	$5,349

The current portion of the warranty accrual ($3,766,000) is reflected in accrued liabilities, while the long-term portion ($1,946,000) is included in other long-term liabilities on the Consolidated Balance Sheets as of March 28, 2014.

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

The Company has two reportable segments: manufacturing and distribution.  These segments are managed separately because each provides different services and requires different technology and marketing strategies.  The accounting practices of the segments are the same as those described in the summary of significant accounting policies included in the Company’s Annual Report on Form 10-K. Transfers among segments are at established inter-company selling prices.  Management evaluates the performance of its segments based on net earnings.

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Mar. 28,	Mar. 29,	Mar. 28,	Mar. 29,
	2014	2013	2014	2013

Manufacturing segment sales	$52,957	$56,678	$163,224	$181,874
Distribution segment sales	28,441	31,237	90,018	95,982
Inter/Intra segment elimination - manufacturing	(18,233)	(15,124)	(54,452)	(54,203)
Inter/Intra segment elimination - distribution	(2,460)	(4,559)	(8,447)	(14,302)

Net sales	$60,705	$68,232	$190,343	$209,351

Manufacturing segment net earnings	($9)	($75)	$3,662	$7,814
Distribution segment net earnings	1,516	2,105	4,818	4,808
Corporate and eliminations	(1,982)	(2,787)	(7,160)	(8,787)

Net (loss) earnings attributable to Twin Disc	($475)	($757)	$1,320	$3,835

	Mar. 28,	June 30,
Assets	2014	2013

Manufacturing segment assets	$264,308	$258,617
Distribution segment assets	56,340	56,965
Corporate assets and elimination
of inter-company assets	(44,802)	(30,124)

Total assets	$275,846	$285,458

F.	Stock-Based Compensation

In the first nine months of fiscal 2014 and 2013, the Company granted a target number of 43,154 and 28,255 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock unit awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 25,943.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock unit awards granted in fiscal 2014.  The performance stock unit awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock unit awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 23,449.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock unit awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 54,874 and 161,734 unvested stock unit awards outstanding at March 28, 2014 and March 29, 2013, respectively.  The weighted average grant date fair value of the unvested awards at March 28, 2014 was $26.65.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and nine months ended March 28, 2014, related to the performance stock unit awards were $0.  The compensation expense for the three and nine months ended March 29, 2013, related to the performance stock unit awards, approximated $988,000 and $1,108,000 respectively.  At March 28, 2014, the Company had $1,436,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2014, 2013 and 2012 awards.  The total fair value of performance stock unit awards vested as of March 28, 2014 and March 29, 2013 were $0.  The performance stock unit awards are cash based, and are thus recorded as a liability on the Company’s Consolidated Balance Sheets.  As of March 28, 2014, these awards are $0.  As of June 30, 2013, these awards are included in “Accrued liabilities” ($2,787,000) due to the awards having a performance period ending in less than one year.

In the first nine months of fiscal 2014 and 2013, the Company granted a target number of 17,312 and 28,535 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20,774.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock awards granted in fiscal 2014. The performance stock awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 32,880.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 59,453 and 130,926 unvested stock awards outstanding at March 28, 2014 and March 29, 2013, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the three and nine months ended March 28, 2014, related to performance stock awards were $0.  The compensation expense for the three and nine months ended March 29, 2013, related to performance stock awards, approximated $97,000 and $112,000, respectively.  The weighted average grant date fair value of the unvested awards at March 28, 2014 was $26.12.  At March 28, 2014, the Company had $1,553,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2014, 2013 and 2012 awards.  The total fair value of performance stock awards vested as of March 28, 2014 and March 29, 2013 were $0.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the nine months of fiscal 2014 and 2013, the Company granted 51,004 and 83,729 service based restricted shares, respectively, to employees and non-employee directors in each year.  There were 119,297 and 220,343 unvested shares outstanding at March 28, 2014 and March 29, 2013, respectively.  The compensation expense for the three and nine months ended March 28, 2014, related to these service-based awards approximated $308,000 and $934,000, respectively.  The compensation expense for the three and nine months ended March 29, 2013, related to these service-based awards approximated $403,000 and $1,191,000, respectively.  The total fair value of restricted stock grants vested as of March 28, 2014 and March 29, 2013 was $3,053,000 and $2,177,000, respectively.  As of March 28, 2014, the Company had $1,478,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	Three Months Ended		Nine Months Ended
	Mar. 28,	Mar. 29,	Mar. 28,	Mar. 29,
	2014	2013	2014	2013

Pension Benefits:
Service cost	$135	$88	$402	$257
Interest cost	1,357	1,334	4,068	3,996
Expected return on plan assets	(1,648)	(1,598)	(4,942)	(4,785)
Amortization of transition obligation	19	9	57	27
Amortization of net actuarial loss	714	845	2,141	2,536
Net periodic benefit cost	$577	$678	$1,726	$2,031

Postretirement Benefits:
Service cost	$9	$8	$28	$25
Interest cost	165	191	494	574
Amortization of net actuarial loss	150	198	451	594
Net periodic benefit cost	$324	$397	$973	$1,193

The Company expects to contribute approximately $2,632,000 to its pension plans in fiscal 2014.  As of March 28, 2014, $1,890,000 in contributions have been made.

The Company has reclassified $528,000 (net of $354,000 in taxes) and $1,506,000 (net of $1,060,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three and nine months ended March 28, 2014.  The Company has reclassified $676,000 (net of $376,000 in taxes) and $1,996,000 (net of $1,160,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three and nine months ended March 29, 2013.  These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

The effective tax rate for the first nine months of fiscal 2014 is 66.6%, which is higher than the prior year’s 46.6%.  The fiscal 2014 rate reflects the impact of the valuation allowance on a continued reduced earnings base and increased net foreign earnings.  Decreased domestic sales were offset by a reduced Section 199 benefit and reduced research and development tax credit resulting from the expiration of the credit.

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

The Company has approximately $1,900,000 of unrecognized tax benefits, including related interest and penalties, as of March 28, 2014, which if recognized, would favorably impact the effective tax rate.  There was no significant change in the total unrecognized tax benefits due to the settlement of audits or the expiration of statutes of limitations during the quarter ended March 28, 2014.  It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2009 through 2013 for the major operations in Italy, Belgium and Japan.  The tax years open to federal examination in the U.S. are for the years subsequent to fiscal 2011.  The state of Wisconsin income tax audit remains ongoing for fiscal years 2001 through 2009.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2014.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the nine months ended March 28, 2014 were as follows (in thousands):

Balance at June 30, 2013	$13,232
Translation adjustment	294
Balance at March 28, 2014	$13,526

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have definite useful lives and are subject to amortization as of March 28, 2014 and June 30, 2013 were as follows (in thousands):

	March 28,	June 30,
	2014	2013
Intangible assets with finite lives:
Licensing agreements	$3,015	$3,015
Non-compete agreements	2,050	2,050
Trade name	2,596	-
Other	5,991	5,991

	13,652	11,056
Accumulated amortization	(9,657)	(9,301)
Accumulated impairment charge	(1,277)	(1,277)
Foreign currency translation	2	546

Total	$2,720	$1,024

The weighted average remaining useful life of the intangible assets included in the table above is approximately 16 years.

Intangible amortization expense was $121,000 and $356,000 for the three and nine months ended March 28, 2014, and $184,000 and $538,000 for the three and nine months ended March 29, 2013, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2014 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2014	$121
2015	253
2016	166
2017	162
2018	162
2019	162

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 28, 2014 and June 30, 2013 are $227,000 and $2,125,000, respectively.  These assets are comprised of acquired trade names.  Based on the Company’s reassessment of the useful lives assigned to intangible assets during the first quarter, it was determined that certain indefinite lived trade names should be reclassified to definite lived.  As such, the Company assigned a 20-year useful life to the trade names.

J.	Long-term Debt

Long-term debt at March 28, 2014 and June 30, 2013 consisted of the following (in thousands):

	March 28,	June 30,
	2014	2013

Revolving loan	$14,250	$16,300
10-year unsecured senior notes	10,714	10,714
Other	83	139
Subtotal	25,047	27,153
Less: current maturities and short-term borrowings	(3,625)	(3,681)
Total long-term debt	$21,422	$23,472

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of March 28, 2014, the Company was in compliance with these covenants.  However, due to the Company’s late filing of its Form 10-Q for the third quarter of fiscal 2014, it was not able to comply with its covenants under the revolving loan and unsecured senior notes to provide quarterly financial statements for the quarter ended March 28, 2014, and to provide a Compliance Certificate demonstrating compliance with financial covenants, by May 12, 2014.  The Company received consents from the lender and the holders of the notes delaying the Company’s obligation to provide such financial statements and Compliance Certificates until June 20, 2014.  The Company complied with these covenants by providing the lender and the holders of the notes with its quarterly financial statements for the quarter ended March 28, 2014 and Compliance Certificates on June 20, 2014.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.93% and 0.66% for March 28, 2014 and June 30, 2013, respectively), plus the current add-on related to the revolving loan agreement (1.65% for March 28, 2014 and June 30, 2013) resulting in a total rate of 2.58% and 2.31% for March 28, 2014 and June 30, 2013, respectively.  The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $11,214,000 and $11,536,000 at March 28, 2014 and June 30, 2013, respectively.  The Company’s revolving loan agreement approximates fair value at March 28, 2014 and June 30, 2013.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The following is a reconciliation of the Company’s equity balances for the first fiscal nine months of 2013 and 2014 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2012	$12,759	$184,306	($34,797)	($26,781)	$1,022	$136,509

Net income		3,835			243	4,078
Translation adjustments			2,557		(37)	2,520
Benefit plan adjustments, net of tax			1,996			1,996
Cash dividends		(3,067)			(205)	(3,272)
Compensation expense and
windfall tax benefits	2,579					2,579
Shares (acquired) issued, net	(2,937)			(1,642)		(4,579)
Balance-March 29, 2013	$12,401	$185,074	($30,244)	($28,423)	$1,023	$139,831

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2013	$13,183	$184,110	($25,899)	($28,890)	$1,058	$143,562
Net income		1,320			168	1,488
Translation adjustments			4,137		(84)	4,053
Benefit plan adjustments, net of tax			1,506			1,506
Cash dividends		(3,045)			(487)	(3,532)
Compensation expense and
windfall tax benefits	1,457					1,457
Shares (acquired) issued, net	(2,964)			795		(2,169)
Balance-March 28, 2014	$11,676	$182,385	($20,256)	($28,095)	$655	$146,365

L.	Restructuring of Operations

During the first quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $1,094,000 representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor union.  The minimum legal indemnity of $548,000 was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During the first nine months of fiscal 2014, the Company made cash payments of $832,000, resulting in an accrual balance at March 28, 2014 of $856,000.

Item 2.                      Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information.  This discussion should be read in conjunction with our condensed consolidated financial statements included herein, and our consolidated fiscal 2013 financial statements and related notes included in the Company’s Annual Report on Form 10-K for June 30, 2013.

In the course of closing the Company’s books for April 2014, the Company discovered certain accounting irregularities relating to the quarter ended March 28, 2014, at its Belgian subsidiary, Twin Disc International S.A. (“TWINSA”).  Specifically, the number of hours worked on manufacturing certain products included in TWINSA’s inventory was artificially inflated.  The value of those hours totaled $82,000, and have been properly reflected as cost of goods sold in the Company's statement of operations for the quarter ended March 28, 2014.  Prior to the filing of this Form 10-Q, the Company's Audit Committee completed an investigation of the accounting irregularities.  The investigation did not identify any additional irregularities requiring adjustment to the Company's current or prior financial statements.  The Company has taken appropriate actions related to certain of the personnel involved, and is considering what further actions may be necessary, which will likely include additional training and controls.

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

Results of Operations

(In thousands)
	Three Months Ended				Nine Months Ended
	March 28,		March 29,		March 28,		March 29,
	2014	%	2013	%	2014	%	2013	%

Net sales	$60,705		$68,232		$190,343		$209,351
Cost of goods sold	44,177		50,558		134,604		149,949

Gross profit	16,528	27.2%	17,674	25.9%	55,739	29.3%	59,402	28.4%

Marketing, engineering and
administrative expenses	16,870	27.8%	17,405	25.5%	49,572	26.0%	50,795	24.3%
Restructuring of operations	0	0.0%	0	0.0%	1,094	0.6%	0	0.0%

(Loss) earnings from operations	($342)	(0.6%)	$269	0.4%	$5,073	2.7%	$8,607	4.1%

Comparison of the Third Quarter of FY 2014 with the Third Quarter of FY 2013

Net sales for the third quarter decreased 11.0%, or $7.5 million, to $60.7 million from $68.2 million in the same period a year ago.  Compared to the third quarter of fiscal 2013, on average, Asian currencies weakened against the U.S. dollar more than offsetting a strengthening euro against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $0.8 million versus the prior year, before eliminations.  Lower levels of activity from North American and European customers continued to influence the Company’s results.  Additionally, the severe winter weather throughout most of the U.S. and Canada, while difficult to quantify, impacted the performance of the supply chain causing some shipments to be delayed, and there was a general low level of order activity for both new units and spares during the quarter.  However, the Company continued to experience favorable demand trends from customers in Asia for both pressure pumping and commercial marine products as a result of overall economic growth in the region and market share gains.  Towards the end of the quarter, demand for pressure pumping transmission systems began increasing in North America, and the Company is hopeful that these recent trends will continue as the excess field inventory situation continues to improve.  Sales to customers serving the global mega yacht market remained near historical lows in the quarter.

Sales at our manufacturing segment were down 6.6%, or $3.7 million, versus the same period last year.  Compared to the third quarter of fiscal 2013, on average, the euro strengthened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to increase revenues for the manufacturing segment by approximately $0.5 million versus the prior year, before eliminations.  In the current fiscal year’s third quarter, our domestic manufacturing operation, the largest, experienced a 7% decrease in sales versus the third fiscal quarter of 2013.  The primary driver for this decrease was lower sales of land-based transmission systems legacy military and Airport Rescue and Fire Fighting (ARFF) markets, and marine and propulsion systems for the global marine market, partially offset by increased aftermarket product shipments.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a 10% decrease in sales compared to the prior fiscal year’s third quarter.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, saw an approximately 9% decrease in sales versus the prior fiscal year’s third quarter, primarily driven by the continued softness in its markets.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 33% increase in sales, primarily due to the timing of shipments for the global patrol boat and Italian mega yacht markets.

Sales at our distribution segment were down 9%, or $2.8 million, compared to the third quarter of fiscal 2013.  Compared to the third quarter of fiscal 2013, on average, the Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $1.3 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, which continues to experience strong demand for marine transmission products for use in various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market, experienced a 1% increase in sales compared to the prior fiscal year’s third quarter.  This operation acts as the Company’s master distributor for Asia and continues to achieve record results as the Company’s products gain greater acceptance in the market.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of nearly 11%.   In the prior fiscal year’s third quarter this operation experienced a 33% decrease in sales versus fiscal 2012’s third quarter due to weakness in the Canadian oil and gas market as rig operators continued to adjust to the North American natural gas supply overhang and lower prices.  The Canadian oil and gas market remained at depressed levels in the first nine months of fiscal 2014.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw sales more than double due to the timing of the shipment of propulsion products in the quarter.  In fiscal 2013’s fourth quarter, the Company committed to a plan to exit the third party distribution agreement of this operation and entered negotiations to sell the inventory back to the parent supplier.  Those negotiations were completed in the third fiscal quarter of 2014.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of 14% from the prior year’s third quarter.

The elimination for net inter/intra segment sales increased $1.0 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased 130 basis points to 27.2% of sales, compared to 25.9% of sales for the same period last year, primarily due to an improved product mix.  Gross profit for fiscal 2014’s third quarter was unfavorably impacted by lower sales volume compared to the fiscal 2013 third quarter (approximately $3.1 million).  The unfavorable volume impact was somewhat offset by a more profitable product mix (approximately $1.3 million) and reduced warranty expense ($0.2 million).

Marketing, engineering, and administrative (ME&A) expenses of $16.9 million were down $0.5 million, or 3.1%, compared to last year’s third fiscal quarter.  As a percentage of sales, ME&A expenses increased to 27.8% of sales versus 25.5% of sales in the third quarter of fiscal 2013.  Compared to the prior fiscal year’s third quarter, stock based compensation expense decreased $1.2 million, from $1.5 million to $0.3 million.  The net decrease in ME&A expenses relates to a continued focus on controlled spending at the Company’s European and North American operations and the noted decrease in stock based compensation expense this fiscal year compared to fiscal 2013 partially offset by increased spending in the Company’s growing Asian operations and increased spending on corporate activities, including engineering and corporate development projects.

Interest expense of $0.2 million for the quarter was down nearly 40% versus last year’s third fiscal quarter.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased 45% to $0.05 million in fiscal 2014’s third quarter.  The average borrowing on the revolver, computed monthly, decreased to $11.7 million in fiscal 2014’s third quarter, compared to $20.5 million in the same period a year ago.  The interest rate on the revolver increased slightly from a range of 1.70% to 1.71% in the prior fiscal year’s third quarter to a range of 1.81% to 1.82% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased 25%, at a fixed rate of 6.05%, to $0.2 million, due to a lower remaining principal balance.  On April 10, 2014, the latest quarterly payment of $3.6 million was made.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro, Japanese yen and Indian rupee.

The fiscal 2014 third quarter tax benefit on near break-even, pre-tax results was impacted by a reduced effective rate driven by a change in the jurisdictional mix of earnings along with provision to return adjustments for the federal and various state tax returns filed in the quarter.  The fiscal 2013 third quarter tax expense was primarily impacted by foreign tax credits following final settlement of an IRS audit and the completion of the fiscal 2012 federal tax return.  The year-to-date effective tax rate for fiscal 2014 is 66.6%, which is significantly higher than the prior year rate of 46.6%.  However, the effective rates in both years are impacted by the non-deductibility of operating losses in a certain foreign jurisdiction that is subject to a full valuation allowance.  Adjusting both fiscal years for the non-deductible losses, the fiscal 2014 year-to-date rate would have been 33.3% compared to 37.6% for the same period in fiscal 2013.  The fiscal 2014 rate was favorably impacted by a change in the jurisdictional mix of earnings, along with favorable provision to return adjustments recorded in the fiscal 2014 third quarter.

Comparison of the First Nine Months of FY 2014 with the First Nine Months of FY 2013

Net sales for the first nine months decreased 9.1%, or $19.0 million, to $190.3 million from $209.4 million in the same period a year ago.  Compared to the first nine months of fiscal 2013, on average, Asian currencies weakened against the U.S. dollar more than offsetting a strengthening euro against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $2.6 million versus the prior year, before eliminations.  The decrease in sales was primarily the result of lower demand from the Company’s customers in North America and Europe, while sales to customers in Asia Pacific remained strong.  Additionally, the severe winter weather throughout most of the U.S. and Canada, while difficult to quantify, impacted the performance of the supply chain causing some shipments to be delayed, and there was a general low level of order activity for both new units and spares during the cold winter months.  Coming off a record year in fiscal 2013, commercial marine transmission system shipments are down in the first nine months of fiscal 2014.  However, the Company continued to experience favorable demand trends from customers in Asia for both pressure pumping and commercial marine products as a result of overall economic growth in the region and market share gains.  Towards the end of the third fiscal quarter, demand for pressure pumping transmission systems began increasing in North America, and the Company is hopeful that these recent trends will continue as the excess field inventory situation continues to improve.  Sales to customers serving the global mega yacht market remained near historical lows.

Sales at our manufacturing segment were down 10.3%, or $18.7 million, versus the same period last year.  Compared to the first nine months of fiscal 2013, on average, the euro strengthened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to increase revenues for the manufacturing segment by approximately $1.8 million versus the prior year, before eliminations.  In the current fiscal year’s first nine months, our domestic manufacturing operation, the largest, experienced a 12% decrease in sales versus the first nine months of 2013.  The primary drivers for this decrease were lower sales of legacy military and ARFF transmission systems, and marine and propulsion systems for the global markets, only partially offset by increased shipments of aftermarket products.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a sales decrease of 3.9% compared to the prior fiscal year’s first nine months.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, experienced a brief strike at its facility in the first fiscal quarter.  This operation saw a nearly 18% decrease in sales versus the prior fiscal year’s first nine months, primarily driven by the continued softness in its markets and the temporary disruption experienced as a result of the strike in the first fiscal quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 2.5% decrease in sales, primarily due to the timing of shipments for the global patrol boat and Italian mega yacht markets.

Sales at our distribution segment were down 6.2%, or $6.0 million, compared to the first nine months of fiscal 2013.  Compared to the first nine months of fiscal 2013, on average, the Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $4.4 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, which continues to experience strong demand for marine transmission products for use in various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market, experienced an over 5% increase in sales compared to the prior fiscal year’s first nine months.  This operation acts as the Company’s master distributor for Asia and continues to achieve record results as the Company’s products gain greater acceptance in the market.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 8.2%.  In the prior fiscal year’s first nine months, this operation experienced a nearly 50% decrease in sales versus fiscal 2012’s first nine months due to weakness in the Canadian oil and gas market as rig operators continued to adjust to the North American natural gas supply overhang and lower prices.  The Canadian oil and gas market remained at depressed levels in the first nine months of fiscal 2014.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw sales increase slightly despite continued weakness in the global mega yacht market.  In fiscal 2013’s fourth quarter, the Company committed to a plan to exit the third party distribution agreement of this operation and entered negotiations to sell the inventory back to the parent supplier.  Those negotiations were completed in the third fiscal quarter.   The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just under 6% from the prior year’s first nine months, driven by improved shipments over the prior fiscal year.

The elimination for net inter/intra segment sales decreased $5.6 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased 90 basis points to 29.3% of sales, compared to 28.4% of sales for the same period last year, primarily due to an improved product mix.  Gross profit for fiscal 2014’s first nine months was unfavorably impacted by lower sales volume compared to the fiscal 2013 first nine months (approximately $8.4 million).  The unfavorable volume impact was only partially offset by a more profitable product mix (approximately $3.1 million) driven by higher sales of the Company’s oil and gas transmission products (approximately $0.8 million) and reduced warranty expense ($1.0 million).

Marketing, engineering, and administrative (ME&A) expenses of $49.6 million were down $1.2 million, or 2.4%, compared to last fiscal year’s first nine months.  As a percentage of sales, ME&A expenses increased to 26.0% of sales versus 24.3% of sales in the first nine months of fiscal 2013.  Compared to the prior fiscal year’s first nine months, stock based compensation expense decreased $1.5 million, from $2.4 million to $0.9 million.  The net decrease in ME&A expenses relates to a continued focus on controlled spending at the Company’s European and North American operations and the noted decrease in stock based compensation expense this fiscal year compared to fiscal 2013 partially offset by increased spending in the Company’s growing Asian operations and increased spending on corporate activities, including engineering and corporate development projects.

The Company recorded a restructuring charge of $1.1 million, or $0.10 per diluted share, in the fiscal 2014 first quarter representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at the Company's Belgian operation, following finalization of negotiations with the local labor union.  The minimum legal indemnity of $0.5 million was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During the first nine months of fiscal 2014, the Company made cash payments of $0.8 million, resulting in an accrual balance at March 28, 2014 of $0.9 million.

Interest expense of $0.7 million was down 30.4% versus the prior fiscal year’s first nine months.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased 37% to $0.18 million in fiscal 2014’s third quarter.  The average borrowing on the revolver, computed monthly, decreased to $12.6 million in fiscal 2014’s first nine months, compared to $20.0 million in the same period a year ago.  The interest rate on the revolver increased slightly from a range of 1.70% to 1.75% in the prior fiscal year’s first nine months to a range of 1.81% to 1.85% in the current fiscal year.  The interest expense on the Company’s $25 million Senior Note decreased 25%, at a fixed rate of 6.05%, to $0.5 million, due to a lower remaining principal balance.  On April 10, 2014, the latest quarterly payment of $3.6 million was made.

The favorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the Euro, Japanese yen and Indian rupee.

The effective tax rate for the first nine months of fiscal 2014 is 66.6%, which is higher than the prior year’s 46.6%.  However, the effective rates in both years are impacted by the non-deductibility of operating losses in a certain foreign jurisdiction that is subject to a full valuation allowance.  Adjusting both fiscal years for the non-deductible losses, the fiscal 2014 year-to-date rate would have been 33.3% compared to 37.6% for the same period in fiscal 2013.  The fiscal 2014 rate was favorably impacted by a change in the jurisdictional mix of earnings, along with favorable provision to return adjustments recorded in the fiscal 2014 third quarter.

Financial Condition, Liquidity and Capital Resources

Comparison between March 28, 2014 and June 30, 2013

As of March 28, 2014, the Company had net working capital of $127.4 million, which represents an increase of $2.4 million, or 1.9%, from the net working capital of $125.0 million as of June 30, 2013.

Cash increased $5.6 million, or 27.2%, to $26.4 million as of March 28, 2014, versus $20.7 million as of June 30, 2013.  The majority of the cash as of March 28, 2014 is at our overseas operations in Europe ($14.4 million) and Asia-Pacific ($11.0 million).  As of March 28, 2014, the Company was in a net cash position of $1.31 million (net cash is defined as total cash ($26.36 million) less total debt ($25.05 million)).

Trade receivables of $33.5 million were down $12.8 million, or nearly 28%, when compared to last fiscal year-end.  The impact of foreign currency translation was to increase accounts receivable by $0.9 million versus June 30, 2013.  The net remaining decrease is consistent with the sales volume decrease of just over 20% from the fourth quarter of fiscal 2013 compared to the third fiscal quarter of fiscal 2014.

Net inventory increased by $2.3 million, or 2.2%, versus June 30, 2013 to $105.0 million.  The impact of foreign currency translation was to increase net inventory by $1.8 million versus June 30, 2013.  After adjusting for the impact of foreign currency translation, there was a net increase in inventory of $0.5 million.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, saw a $1.9 million increase in inventory ($1.8 million after adjusting for the impact of foreign currency translation) as it continued to experience strong demand for marine transmission products for use in various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market.  On a consolidated basis, as of March 28, 2014, the Company’s backlog of orders to be shipped over the next six months approximates $57.6 million, compared to $66.8 million at June 30, 2013 and $64.9 million at March 29, 2013.  The majority of the decrease is being experienced at the Company’s domestic manufacturing location due to lower demand from customers in the pressure pumping sector of the North American oil and gas, and commercial marine markets.  As a percentage of six month backlog, inventory has increased from 154% at June 30, 2013 to 182% at March 28, 2014.

Net property, plant and equipment (PP&E) decreased $1.3 million versus June 30, 2013.  This includes the addition of $5.2 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $7.6 million.  The net remaining increase is due to foreign currency translation effects.  In total, the Company expects to invest up to $10 million in capital assets in fiscal 2014.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as investing in machinery and equipment that improves productivity and the cost competitiveness of the Company.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2013, the Company spent $6.6 million for capital expenditures, down from $13.7 million in fiscal 2012.  In fiscal 2011, the Company spent $12.0 million for capital expenditures, up from $4.5 million and $8.9 million in fiscal years 2010 and 2009, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of March 28, 2014 of $19.7 million were down $1.0 million, or 4.8%, from June 30, 2013.  The impact of foreign currency translation was to increase accounts payable by $0.3 million versus June 30, 2013.  This decrease is consistent with the Company’s lower six month backlog levels, a continued focus on lowering inventories and the timing of certain payments.

Total borrowings and long-term debt as of March 28, 2014 decreased by $2.1 million, or roughly 8%, to $25.0 million versus June 30, 2013.  This decrease was driven by the strong operating cash flow in the first nine months of the fiscal year ($17.8 million).  During the first nine months of the fiscal year, the Company generated free cash flow (defined as operating cash flow less acquisitions of fixed assets) of $12.6 million and ended the quarter with total debt, net of cash, of ($1.3) million, compared to $6.4 million at June 30, 2013, for a net change of $7.7 million.

Total equity increased $2.8 million, or 2%, to $146.4 million as of March 28, 2014.  Retained earnings decreased by $1.7 million.  The net decrease in retained earnings included $1.3 million in net earnings for the first nine months of the fiscal year offset by $3.0 million in dividend payments.  Net favorable foreign currency translation of $4.1 million was reported.  The net remaining increase in equity of $0.4 million primarily represents the issuance and vesting of stock awards and noncontrolling interest dividends, offset by an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

The Company has a $40,000,000 revolving loan agreement with BMO Harris Bank, N.A. (“BMO”) with an expiration date of May 31, 2015.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at March 28, 2014, and a maximum total funded debt to EBITDA ratio of 3.0 at March 28, 2014.  As of March 28, 2014, the Company was in compliance with these covenants with a four quarter EBITDA total of $17,659,000 and a funded debt to EBITDA ratio of 1.42.  The minimum net worth covenant fluctuates based upon actual earnings and is subject to adjustment for certain pension accounting adjustments to equity.  As of March 28, 2014 the minimum equity requirement was $120,018,000 compared to an actual result of $179,710,000 after all required adjustments.  The outstanding balance of $14,250,000 and $16,300,000 at March 28, 2014 and June 30, 2013, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company can borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.81% and 1.84% at March 28, 2014 and June 30, 2013, respectively.

On April 10, 2006, the Company entered into a Note Agreement (the “Note Agreement”) with The Prudential Insurance Company of America and certain other entities (collectively, “Purchasers”).  Pursuant to the Note Agreement, Purchasers acquired, in the aggregate, $25,000,000 in 6.05% Senior Notes due April 10, 2016 (the “Notes”).  The Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”).  Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $10,714,286 at March 28, 2014 and June 30, 2013, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at March 28, 2014 and June 30, 2013, respectively.  The remaining $7,142,857 is classified as long-term debt. The Company also has the option of making additional prepayments subject to certain limitations, including the payment of a Yield-Maintenance Amount as defined in the Note Agreement.  In addition, the Company will be required to make an offer to purchase the Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Note Agreement includes certain financial covenants which are identical to those associated with the revolving loan agreement discussed above.  The Note Agreement also includes certain restrictive covenants that limit, among other things, the incurrence of additional indebtedness and the disposition of assets outside the ordinary course of business.  The Note Agreement provides that it shall automatically include any covenants or events of default not previously included in the Note Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  Following an Event of Default, each Purchaser may accelerate all amounts outstanding under the Notes held by such party.

On November 19, 2012, the Company and its wholly-owned subsidiary Twin Disc International, S.A. entered into a multi-currency revolving Credit Agreement with Wells Fargo Bank, National Association.  Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $15,000,000.  In general, outstanding revolving credit loans (other than foreign currency loans) will bear interest at one of the following rates, as selected by the Company: (1) a “Base Rate,” which is equal to the highest of (i) the prime rate; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1.00%; or (2) a “LIBOR Rate” (which is equal to LIBOR divided by the difference between 1.00 and the Eurodollar Reserve Percentage (as defined in the Credit Agreement)) plus 1.50%.  Outstanding revolving credit loans that are foreign currency loans will bear interest at the LIBOR Rate plus 1.50%, plus an additional “Mandatory Cost,” which is designed to compensate Wells Fargo for the cost of compliance with the requirements of the Bank of England and/or the Financial Services Authority, or the requirements of the European Central Bank.  In addition to principal and interest payments, the Borrowers will be responsible for paying monthly commitment fees equal to .25% of the unused revolving credit commitment.  The Company has the option of making additional prepayments subject to certain limitations.  The Credit Agreement includes financial covenants regarding minimum net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000, and a maximum total funded debt to EBITDA ratio of 3.0:1. The Credit Agreement also includes certain restrictive covenants that limit, among other things, certain investments, acquisitions and indebtedness.  The Credit Agreement provides that it shall automatically include any covenants or events of default not previously included in the Credit Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  The Credit Agreement also includes customary events of default, including events of default under the BMO agreement or the Prudential Note Agreement.  Following an event of default, Wells Fargo may accelerate all amounts outstanding under any revolving credit notes or the Credit Agreement.  The Credit Agreement is scheduled to expire on May 31, 2015.  As of March 28, 2014 and June 30, 2013, respectively, there were no borrowings under the Credit Agreement.

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

The Company’s total funded debt as of March 28, 2014 and June 30, 2013 was equal to the total debt reported on the Company’s March 28, 2014 and June 30, 2013 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended March 28, 2014:

Four Quarter EBITDA Reconciliation
Net Earnings Attributable to Twin Disc	$ 1,367,000
Depreciation & Amortization	10,753,000
Interest Expense	1,131,000
Income Taxes	4,408,000
Four Quarter EBITDA	$ 17,659,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$ 25,047,000
Divided by: Four Quarter EBITDA	17,659,000
Total Funded Debt to Four Quarter EBITDA	1.42

The following table sets forth the reconciliation of the Company’s reported shareholders’ equity to the calculation of adjusted net worth for the quarter ended March 28, 2014:

Total Twin Disc Shareholders’ Equity	$145,710,000
Permitted Benefit Plan Adjustments	34,000,000
Adjusted Net Worth	$179,710,000

As of March 28, 2014, the Company was in compliance with all of the financial covenants described above.  As of March 28, 2014, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $57.6 million, or 13.8% lower than the six-month backlog of $66.8 million as of June 30, 2013.  In spite of the decrease in order backlog driven primarily by the decline in the North American oil and gas market, as rig operators adjust to the natural gas supply overhang and lower prices, the Company does not expect to violate any of its financial covenants in fiscal 2014.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are not expected to decrease significantly.  Based on its annual financial plan, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2014 in order to maintain compliance with the above financial covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.  Please see the factors discussed under Item 1A, Risk Factors, of this Form 10-K for further discussion of this topic.

Due to the Company’s late filing of its Form 10-Q for the third quarter of fiscal 2014, it was not able to comply with its covenants under the revolving loan agreement with BMO, the Note Agreement with the Purchasers, and the Credit Agreement with Wells Fargo Bank to provide quarterly financial statements for the quarter ended March 28, 2014, and to provide a Compliance Certificate demonstrating compliance with financial covenants, May 12, 2014. The Company received consents from BMO, the Purchasers, and Wells Fargo Bank delaying the Company’s obligation to provide such financial statements and Compliance Certificates until June 20, 2014.  The Company complied with these covenants by providing its quarterly financial statements for the quarter ended March 28, 2014 and Compliance Certificates to BMO, the Purchasers, and Wells Fargo Bank on June 20, 2014.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $25.75 million of available borrowings on its $40 million revolving loan agreement as of March 28, 2014 as well as $15 million available under its multi-currency revolver agreement with Wells Fargo Bank.  The Company expects to continue to generate enough cash from operations to meet our operating and investing needs.  In the first nine months of fiscal 2014, the Company generated $17.8 million of cash from operating activities.  As of March 28, 2014, the Company also had cash of $26.4 million, primarily at its overseas operations.  This represents an increase of $5.6 million, or over 27%, from the cash on hand as of June 30, 2013 of $20.7 million.  In fiscal 2014, the Company expects to contribute $2.6 million to its defined benefit pension plans, the minimum contributions required, of which $1.9 million have been made through March 28, 2014.  However, if the Company elects to make voluntary contributions in fiscal 2014, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

As of March 28, 2014, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$14,250		$14,250
Long-term debt	$10,797	$3,625	$7,142		$30
Operating leases	$8,409	$3,079	$3,293	$2,021	$16
Total obligations	$33,456	$6,704	$24,685	$2,021	$46

The table above does not include tax liabilities related to uncertain income tax positions totaling $1.9 million, excluding related interest and penalties, as the timing of their resolution cannot be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2014 contributions to all defined benefit plans will total $2.6 million.  As of March 28, 2014, $1.9 million in contributions have been made.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the prime and LIBOR interest rates.  In accordance with the $40,000,000 revolving loan agreement expiring May 31, 2015, the Company has the option of borrowing at the prime interest rate or LIBOR plus an additional “Add-On”, between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 28, 2014 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $26,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 23% of the Company’s revenues in the nine months ended March 28, 2014 were denominated in currencies other than the U.S. dollar.  Of that total, approximately 69% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2014 and 2013 was the euro.  The Company had no outstanding forward exchange contracts at March 28, 2014 or June 30, 2013.

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

There were no securities of the Company sold by the Company during the three months ended March 28, 2014, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Dec. 28, 2013 – Jan. 31, 2014	0	NA	0	315,000

Feb. 1, 2014 – Feb. 28, 2014	0	NA	0	315,000

Mar. 1, 2014 – Mar. 28, 2014	0	NA	0	315,000

Total	0	NA	0	315,000

The Company did not purchase any shares of Common Stock during the quarter ended March 28, 2014, pursuant to our publicly announced program (described below).

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

TWIN DISC, INCORPORATED
(Registrant)

Date: June 20, 2014	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller and Secretary
Chief Accounting Officer