Form 10-K
TWIN DISC INC
filed 2014-09-15
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2014
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
YES  [   ]  NO  [ √ ]

At December 27, 2013, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $219,875,647.  Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 16, 2014, the registrant had 11,282,815 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TWIN DISC, INC. - FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2014

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers.  The Company also competes for business with parts manufacturing divisions of some of its major customers.  The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability.  The Company’s top ten customers accounted for approximately 41% of the Company's consolidated net sales during the year ended June 30, 2014.  There was one customer, Sewart Supply, Inc., an authorized distributor of the Company, that accounted for 10% or more of consolidated net sales in fiscal 2014.

Unfilled open orders for the next six months of $66,102,000 at June 30, 2014 compares to $66,765,000 at June 30, 2013.  Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog.  However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate.  Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $3,028,000, $3,058,000 and $2,657,000 in fiscal 2014, 2013 and 2012, respectively.  Total engineering and development costs were $10,900,000, $10,242,000 and $10,316,000 in fiscal 2014, 2013 and 2012, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2014 was 970.

A summary of financial data by segment and geographic area for the years ended June 30, 2014, 2013 and 2012 appears in Note J to the consolidated financial statements.

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

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling, and are thus dependent upon the strength of those markets and oil prices. In recent years, the Company has seen a significant growth in the sales of its products that are used in oil and energy related markets.  The growth in these markets has been spurred by the rise in oil prices and the global demand for oil.  In addition, there has been a substantial increase in capital investment by companies in these markets.  In fiscal 2009, a significant decrease in oil prices, the demand for oil and capital investment in the oil and energy markets had an adverse effect on the sales of these products and ultimately on the Company’s profitability.  While this market recovered to historically high levels in fiscal 2011 and 2012, the Company has experienced a softening in demand through fiscal 2013 and into fiscal 2014.  The cyclical nature of the global oil and gas market presents the ongoing possibility of a severe cutback in demand, which would create a significant adverse effect on the sales of these products and ultimately on the Company’s profitability.

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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected.  Although there was only one customer, Sewart Supply, Inc., that accounted for 10% or more of consolidated net sales in fiscal 2014, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition.  Sales to customers outside the United States approximated 59% of our consolidated net sales for fiscal 2014.  We have international manufacturing operations in Belgium, Italy, India and Switzerland.  In addition, we have international distribution operations in Singapore, China, Australia, Japan, Italy, India and Canada.  Our international sales and operations are subject to a number of risks, including:

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

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand.  The majority of the Company’s manufacturing, based on fiscal 2014’s sales, came from its two facilities in Racine, Wisconsin.  If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected.  Interruptions in production would increase costs and reduce sales.  Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition.  The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss.  However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations.  Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers.  If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Any failure to meet our debt obligations and satisfy financial covenants could adversely affect our business and financial condition.  Beginning in 2008 and continuing into 2010, general worldwide economic conditions experienced a downturn due to the combined effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  While some recovery was seen in 2011 through 2014, these conditions made it difficult for customers, vendors and the Company to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on products, which delayed and lengthened sales cycles.  These conditions led to declining revenues in several of the Company’s divisions in fiscal 2009 and 2010.  The Company’s revolving credit facility and senior notes agreement require it to maintain specified quarterly financial covenants such as a minimum consolidated net worth amount, a minimum EBITDA, as defined, for the most recent four fiscal quarters of $11,000,000 and a funded debt to EBITDA ratio of 3.0 or less.  At June 30, 2014, the Company was in compliance with these financial covenants.  Based on its annual financial plan, the Company believes that it will generate sufficient Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) levels throughout fiscal 2015 in order to maintain compliance with its financial covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment.  If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing.  Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

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

Distribution Segment
The Company also has operations in the following locations, all of which are leased and are used for sales offices, warehousing and light assembly or product service:

Jacksonville, Florida, U.S.A.	Burnaby, British Columbia, Canada

Medley, Florida, U.S.A.	Limite sull’Arno, Italy

Tampa, Florida, U.S.A.	Brisbane, Queensland, Australia

Coburg, Oregon, U.S.A.	Perth, Western Australia, Australia

Kent, Washington, U.S.A.	Sydney, New South Wales, Australia

Chesapeake, Virginia, U.S.A.	Singapore

Rock Hill, South Carolina, U.S.A.	Shanghai, China

Edmonton, Alberta, Canada	Guangzhou, China

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 2014.

Name	Age	Position
John H. Batten	49	President – Chief Executive Officer
Christopher J. Eperjesy	46	Vice President – Finance, Chief Financial Officer and Treasurer
Dean J. Bratel	50	Vice President - Americas
Denise L. Wilcox	57	Vice President - Human Resources
Jeffrey S. Knutson	49	Corporate Controller and Secretary

Officers are elected annually by the Board of Directors at the Board meeting held in conjunction with each Annual Meeting of the Shareholders.  Each officer holds office until a successor is duly elected, or until he/she resigns or is removed from office.

John H. Batten, President – Chief Executive Officer.  Effective November 1, 2013, Mr. Batten was named President – Chief Executive Officer.  Prior to this promotion, Mr. Batten served as President and Chief Operating Officer since July 2008, Executive Vice President since November 2004, Vice President and General Manager – Marine and Propulsion since October 2001 and Commercial Manager – Marine and Propulsion since 1998.  Mr. Batten joined Twin Disc in 1996 as an Application Engineer.  Mr. Batten is the son of Mr. Michael Batten, Chairman of the Board of Directors.

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

Michael E. Batten stepped down as Chief Executive Officer effective November 1, 2013 and retired from the employment of the Company effective December 31, 2013.  Mr. Batten was been employed with the Company since 1970, and was named Chairman and Chief Executive Officer in 1991.  Mr. Batten serves as non-executive Chairman of the Board of Directors.

PART  II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN.  The price information below represents the high and low sales prices from July 1, 2012 through June 30, 2014:

	Fiscal Year Ended 6/30/14			Fiscal Year Ended 6/30/13
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$27.32	$22.67	$0.09	$22.41	$17.88	$0.09
Second Quarter	29.00	24.16	0.09	18.27	13.70	0.09
Third Quarter	27.88	18.67	0.09	27.72	16.92	0.09
Fourth Quarter	34.34	23.41	0.09	26.02	20.58	0.09

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report.  As of August 19, 2014, shareholders of record numbered 580. The closing price of Twin Disc common stock as of August 19, 2014 was $33.06.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2014 – April 25, 2014	0	NA	0	315,000
April 26, 2014 – May 30, 2014	0	NA	0	315,000
May 31, 2014 - June 30, 2014	0	NA	0	315,000
Total	0	NA	0	315,000

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

Performance Graph

The following table compares total shareholder return over the last five fiscal years to the Standard & Poor’s 500 Machinery (Industrial) Index and the Russell 2000 index.  The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers.  The Russell 2000 Index consists of a broad range of 2,000 companies.  The Company believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate.  Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2009 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Return
Twin Disc, Inc.; S&P Machinery; and Russell 2000
600
575
550
525
500
475
450
425
400
375
350
325
300
275
250
225
200
175
150
125
100
75
50
25
0
6/30/2009
6/30/2010
6/30/2011
6/30/2012
6/30/2013
6/30/2014
100.00
100.00
170.96
143.36
121.48
588.97
223.49
166.92
285.33
196.38
163.44
372.00
234.58
202.98
376.89
307.22
250.98
Twin Disc
S&P Machinery
Russell 2000

Item 6.  Selected Financial Data

Financial Highlights
(in thousands, except per share amounts)

Fiscal Years Ended June 30,
Statement of Operations Data:	2014	2013	2012	2011	2010
Net sales	$263,909	$285,282	$355,870	$310,393	$227,534
Net earnings attributable to Twin Disc	3,644	3,882	26,743	17,997	597
Basic earnings per share attributable to Twin Disc common shareholders	0.32	0.34	2.34	1.59	0.05
Diluted earnings per share attributable to Twin Disc common shareholders	0.32	0.34	2.31	1.57	0.05
Dividends per share	0.36	0.36	0.34	0.30	0.28

Balance Sheet Data (at end of period):
Total assets	$266,985	$285,458	$303,832	$309,120	$259,056
Total long-term debt	14,800	23,472	28,401	25,784	27,211

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

Results of Operations

(In thousands)

	2014	%	2013	%	2012	%
Net sales	$263,909		$285,282		$355,870
Cost of goods sold	186,655		205,257		234,238

Gross profit	77,254	29.3	80,025	28.1	121,632	34.2

Marketing, engineering and administrative expenses	67,406	25.5	67,899	23.8	73,091	20.5
Restructuring of operations	961	0.4	708	0.2	-	0.0
Impairment charge	-	0.0	1,405	0.5	3,670	1.0

Earnings from operations	$8,887	3.4	$10,013	3.5	$44,871	12.6

Fiscal 2014 Compared to Fiscal 2013

Net Sales

Net sales for fiscal 2014 decreased 7.5%, or $21.4 million, to $263.9 million from $285.3 million in fiscal 2013.  Compared to fiscal 2013, on average, Asian currencies weakened against the U.S. dollar more than offsetting a strengthening euro against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $2.2 million versus the prior year, before eliminations.  The decrease in sales was primarily the result of lower demand from the Company’s customers in North America and Europe, while sales to customers in Asia Pacific continued at record levels.  Additionally, the severe winter weather throughout most of the U.S. and Canada, while difficult to quantify, impacted the performance of the supply chain causing some shipments to be delayed, and there was a general low level of order activity for both new units and spares during the cold winter months.  Coming off a record year in fiscal 2013, commercial marine transmission system shipments were down in fiscal 2014.  However, the Company continued to experience favorable demand trends from customers in Asia for both pressure pumping and commercial marine products as a result of overall economic growth in the region and market share gains.  Towards the end of the third fiscal quarter and continuing into the fourth fiscal quarter, demand for pressure pumping transmission systems began increasing in North America, and the Company is hopeful that these recent trends will continue as the excess field inventory situation continues to improve.  Sales to customers serving the global mega yacht market remained near historical lows.

Sales at our manufacturing segment were down 7.3%, or $18.0 million, versus the same period last year.  Compared to fiscal 2013, on average, the euro strengthened against the U.S. dollar.  The net translation effect of this on foreign manufacturing operations was to increase revenues for the manufacturing segment by approximately $2.7 million versus the prior year, before eliminations.  In the current fiscal year, the Company’s North American manufacturing operation, the largest, experienced a 9% decrease in sales compared to fiscal 2013.  The primary drivers for this decrease were lower sales of legacy military and airport rescue and fire fighting (“ARFF”) transmission systems, and marine and propulsion systems for the global markets, only partially offset by increased shipments of aftermarket products.  In the second half of fiscal 2014, the Company began to experience increased order and shipment activity for its transmission systems for the North American oil and gas market.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a sales decrease of 1.5% compared to the prior fiscal year.  The Company’s Belgian manufacturing operation, which also continued to be adversely impacted by the softness in the global mega yacht market, experienced a brief strike at its facility in the first fiscal quarter.  This operation saw a 12% decrease in sales versus the prior fiscal year, primarily driven by the continued softness in its markets and the temporary disruption experienced as a result of the strike in the first fiscal quarter.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 4% decrease in sales, primarily due to the timing of shipments for the global patrol boat and Italian mega yacht markets.

Sales at our distribution segment were down 6.9%, or $9.0 million, compared to fiscal 2013.  Compared to fiscal 2013, on average, the Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $5.0 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, which continues to experience strong demand for marine transmission products for use in various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market, experienced a less than 2% decrease in sales compared to the prior fiscal year.  This operation acts as the Company’s master distributor for Asia and continues to achieve near record results as the Company’s products gain greater acceptance in the market.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 4.5%.   In the prior fiscal year’s first nine months, this operation experienced a 46% decrease in sales versus fiscal 2012 due to weakness in the Canadian oil and gas market as rig operators continued to adjust to the North American natural gas supply overhang and lower prices.  The Canadian oil and gas market remained at depressed levels in fiscal 2014.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw sales decrease slightly due to continued weakness in the global mega yacht market.  In fiscal 2013’s fourth quarter, the Company committed to a plan to exit the third party distribution agreement of this operation and entered negotiations to sell the inventory back to the parent supplier.  Those negotiations were completed in the third fiscal quarter of 2014.   The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just over 12% from the prior fiscal year, driven by improved shipments in the Australian mega yacht market over the prior fiscal year.

Net sales for the Company’s largest product market, marine transmission and propulsion systems, were down 9.1% compared to the prior fiscal year.  The majority of the decrease was experienced in the first half of fiscal 2014 as the Company experienced decreased demand in the global commercial marine market, which experienced record shipments in the prior fiscal year, and continued weakness in the global pleasure craft market.  Sales of the Company’s boat management systems manufactured at our Italian operation and servicing the global mega yacht market were up approximately 5% versus the prior fiscal year, in spite of the European mega yacht market continuing to experience softness in demand.  In the off-highway transmission market, the year-over-year decrease of just over 2% can be attributed primarily to decreased legacy military and ARFF transmissions shipments, largely offset by shipments of the Company’s pressure pumping transmission systems to the Chinese oil and gas market.  The decrease experienced in the Company’s industrial products of just over 14% was due to decreased sales into the agriculture, mining and general industrial markets, primarily in the North American and Italian markets, as well as decreased activity related to oil field markets.

Geographically, sales to the U.S. and Canada represented 45% of consolidated sales for fiscal 2014 compared to 49% in fiscal 2013.  Fiscal 2014 proved to be another milestone year for our global sales, as China continued to be our second largest end market, after the U.S, at 13% of consolidated sales in fiscal 2014, compared to 10% in fiscal 2013.  Overall sales into the Asian Pacific market represented approximately 29% of sales in fiscal 2014, compared to just under 27% in fiscal 2013.  See Note J of the Notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

The elimination for net intra-segment and inter-segment sales decreased $5.6 million, or 6.2%, from $90.7 million in fiscal 2013 to $85.1 million in fiscal 2014.  Year-over-year changes in foreign exchange rates had a net favorable impact of $2.0 million on net intra-segment and inter-segment sales.

Gross Profit

In fiscal 2014, gross profit decreased $2.8 million, or 3.5%, to $77.3 million.  Gross profit as a percentage of sales increased 120 basis points in fiscal 2014 to 29.3%, compared to 28.1% in fiscal 2013.  The table below summarizes the gross profit trend by quarter for fiscal years 2014 and 2013:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2014	$20.7	$18.6	$16.5	$21.5	$77.3
2013	$19.4	$22.3	$17.7	$20.6	$80.0

% of Sales:
2014	31.1%	29.3%	27.2%	29.2%	29.3%
2013	28.2%	30.8%	25.9%	27.2%	28.1%

There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2014.  Gross margin for the year was unfavorably impacted by lower volumes, which was largely offset by favorable product mix, lower domestic pension expense, lower warranty expense and favorable manufacturing absorption.  The Company estimates the net unfavorable impact of lower volumes on gross margin in fiscal 2014 was approximately $9.3 million.  The favorable shift in product mix related to the modest growth experienced in the Company’s oil and gas transmission business had an estimated favorable impact of $0.6 million.  Domestic pension expense included in cost of goods sold decreased from $1.3 million in fiscal 2013 to $0.7 million in fiscal 2014.  In addition, warranty expense decreased by $2.7 million from $4.9 million in fiscal 2013 to $2.2 in fiscal 2014 (for additional information on the Company’s warranty expense, see Note F of the Notes to the consolidated financial statements).  The net remaining favorable year-over-year variance was primarily driven by favorable manufacturing absorption and product mix.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $67.4 million were down $0.5 million, or 0.7%, compared to the prior fiscal year.  As a percentage of sales, ME&A expenses increased to 25.5% of sales versus 23.8% of sales in fiscal 2013.  In the fiscal 2014 fourth quarter, the Company incurred expenses related to the investigation, severance costs and additional audit fees totaling $0.6 million associated with the previously announced discovery of accounting irregularities at its Belgian operation.  The investigation was completed in the fourth fiscal quarter and did not identify any additional matters requiring adjustment to the Company’s financial statements beyond the immaterial amounts recorded in the third quarter of fiscal 2014. In addition, the Company recorded a $0.6 million net unfavorable adjustment related to the cash surrender value of various employee split dollar life insurance policies in the fourth fiscal quarter, largely due to the rollout of a policy to the Company’s former Chief Executive Officer as a result of his retirement.  The Company also recorded a $0.3 million charge in the fiscal 2014 fourth quarter related to sales and use tax following the completion of a nexus study at its North American distribution operations.  Adjusting for these one-time items, ME&A expenses were down year-over-year due to a continued focus on controlled spending at the Company’s North American and European operations and lower stock-based compensation expense (a decrease of $1.5 million), partially offset by increased spending in the Company’s growing Asia operations and on corporate engineering and development projects.

Restructuring of Operations

During fiscal 2014, the Company recorded a pre-tax restructuring charge of $1.0 million, or $0.09 per diluted share, representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor unions.  The minimum legal indemnity of $0.5 million was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During fiscal 2014, the Company made cash payments of $0.9 million, resulting in an accrual balance at June 30, 2014 of $0.8 million.

Impairment Charge

In connection with preparing its financial statements for fiscal 2013, the Company recorded an impairment charge of $1.4 million, or $0.12 per diluted share, which represented the remaining intangibles and fixed assets of its Italian distribution entity for which the Company committed to a plan to exit the distribution agreement and entered negotiations to sell the inventory back to the parent supplier.  This decision triggered an impairment review of the long lived assets at this entity, resulting in the impairment charge of $1.4 million representing a complete impairment of the remaining intangibles ($1.3 million) and fixed assets ($0.1 million) for this entity.  In fiscal 2012, the Company took an impairment charge of $3.7 million, or $0.32 per diluted share, for the write-down of goodwill at an Italian manufacturing operation due to softness in the Italian mega yacht market.

Interest Expense

Interest expense of $0.9 million for the fiscal 2014 was down 35% versus fiscal 2013.  Total interest on the Company’s $40 million revolving credit facility (“revolver”) decreased 43% to $0.3 million in fiscal 2014.  The decrease can be attributed to an overall decrease in the average borrowings year-over-year.  The average borrowing on the revolver, computed monthly, decreased to $13.2 million in fiscal 2014, compared to $19.8 million in the prior fiscal year.  The interest rate on the revolver was a range of 1.70% to 1.84% in the prior fiscal year compared to a range of 1.80% to 1.85% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased $0.2 million, or 26%, at a fixed rate of 6.05%, to $0.6 million, due to a lower remaining principal balance.

Other, Net

For the fiscal 2014 full year, Other, net declined by $0.5 million due primarily to unfavorable exchange movements related to the euro, Japanese yen and Indian rupee.

Income Taxes

The effective tax rate for the twelve months of fiscal 2014 was 52.2%, which is in line with the prior year rate of 54.0%.  The full year effective rates are impacted by the non-deductibility of operating losses in a certain foreign jurisdiction that is subject to a full valuation allowance.  Adjusting both fiscal years for the non-deductible losses, the fiscal 2014 full year rate would have been 32.7% compared to 38.4% for the same period in fiscal 2013. The fiscal 2014 rate was favorably impacted by a change in the jurisdictional mix of earnings, along with favorable provision to return adjustments recorded in the fiscal 2014 third and fourth quarters.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2014, the Company continued to incur operating losses in certain foreign jurisdictions where the loss carryforward period is unlimited.  The Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions and concluded that based primarily upon continuing losses in these jurisdictions and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.  Therefore, the Company recorded an additional valuation allowance of $1.9 million.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Order Rates

As of June 30, 2014, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $66.1 million, or approximately 1% lower than the six-month backlog of $66.8 million as of June 30, 2013.  In the fourth fiscal quarter, the backlog increased approximately 15% versus the end of the third fiscal quarter, as the Company continued to experience increased order activity for its pressure pumping transmission business.

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

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses decreased by $5.2 million, or 7%, to $67.9 million in fiscal 2013.  As a percentage of sales, ME&A expenses increased by 330 basis points to 23.8% in fiscal 2013, compared to 20.5% in fiscal 2012.  The table below summarizes significant changes in certain ME&A expenses for the fiscal year:

	Fiscal Year Ended		Increase/
$ thousands – (Income)/Expense	June 30, 2013	June 30, 2012	(Decrease)
Stock-Based Compensation	$ 2,681	$ 1,642	$ 1,039
Domestic Pension Expense	596	121	475
Incentive/Bonus Expense	493	5,013	(4,520)
			(3,006)
	Foreign Currency Translation		(913)
			(3,919)
	All Other, Net		(1,273)
			$ (5,192)

The year-over-year net remaining decrease in ME&A expenses of $1.3 million for the year primarily relates to efforts to control global ME&A expenses in light of the current softness in demand experienced in certain of the Company’s markets.

Restructuring of Operations

During the fourth quarter of fiscal 2013, the Company recorded a pre-tax restructuring charge of $0.7 million related to a workforce reduction at its Belgian operation and the elimination of a Corporate officer position.  The Belgian charge consisted of the minimum legal indemnity for 22 manufacturing employees, as negotiations with the workforce were ongoing as of June 30, 2013.  Subsequently, negotiations were completed in July 2013, resulting in an additional restructuring charge of approximately $1.0 million to be recorded in the first quarter of fiscal 2014.  During fiscal 2013, the Company made no cash payments, resulting in an accrual balance at June 30, 2013 of $0.7 million.

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

Income Taxes

The effective tax rate for the twelve months of fiscal 2013 was 54.0%, which is significantly higher than the prior year rate of 39.8%.  Both years were impacted by non-deductible losses in certain foreign jurisdictions that are subject to a valuation allowance, as well as non-deductible impairment charges.  Adjusting for these non-deductible items, the fiscal 2013 rate would have been 35.0% compared to 33.3% for fiscal 2012.  The effective rate for the fiscal 2013 fourth quarter was 89.2% compared to 76.6% for the same period last fiscal year.  Adjusting both for these non-deductible items results in rates of 30.0% for the fiscal 2013 fourth quarter and 37.8% for the fiscal 2012 fourth quarter.  The fiscal 2013 fourth quarter rate was favorably impacted by a favorable change in Italian tax law of $0.4 million.

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

Liquidity and Capital Resources

Fiscal Years 2014, 2013 and 2012

The net cash provided by operating activities in fiscal 2014 totaled $25.7 million, an increase of $1.3 million, or approximately 5%, versus fiscal 2013.  The increase was driven by a decrease in working capital, primarily inventories and accounts receivable, partially offset by lower net earnings.  Adjusted for the impact of foreign currency translation, net inventory decreased by $7.1 million.  From the end of the fiscal third quarter, inventory decreased $7.6 million.  The majority of the net decrease in inventory came at the Company’s North American and European manufacturing operations.  This decrease was driven by strong shipments to the Company’s global commercial marine transmission and Asian oil and gas markets.  Net inventory as a percentage of the six-month backlog decreased from 153.9% as of June 30, 2013 to 147.6% as of June 30, 2014.  The decrease in trade accounts receivable was a result of lower sales in the second half of fiscal 2014 compared to the same period in fiscal 2013,

$134.3 million versus $144.2 million, respectively.  The increase in trade accounts payable was due to the timing of payments, as both inventory and volume were down in the quarter compared to the prior fiscal year.

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

The net cash used for investing activities in fiscal 2014 of $7.1 million consisted primarily of capital expenditures for machinery and equipment at our US and Belgian manufacturing operations.  In fiscal 2014, the Company spent $7.2 million for capital expenditures, up from $6.6 million in fiscal 2013 and down from $13.7 million in fiscal 2012.

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

In fiscal 2014, the net cash used by financing activities of $14.9 million consisted primarily of dividends paid to shareholders of the Company of $4.1 million and net payments of debt of $8.8 million.  During fiscal 2014, the Company did not purchase any shares as part of its Board-authorized stock repurchase program.  The Company has 315,000 shares remaining under its authorized stock repurchase plan.

In fiscal 2013, the net cash used by financing activities of $12.4 million consisted primarily of the acquisition of treasury stock of $3.1 million, under a Board-authorized stock repurchase program, dividends paid to shareholders of the Company of $4.1 million and payments of long-term debt of $4.9 million.  During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization, at an average price of $16.59 per share for a total cost of $3.1 million. The Company had 315,000 shares remaining under its authorized stock repurchase plan as of June 30, 2013.

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

Future Liquidity and Capital Resources

On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association.  Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $60,000,000.  The revolving credit commitment may be increased under the agreement by an additional $10,000,000 in the event that the conditions for “Incremental Loans” (as defined in the agreement) are satisfied.   In general, outstanding revolving credit loans will bear interest at LIBOR plus 1.00%.  The rate was 1.16% at June 30, 2014.  In addition to principal and interest payments, the Borrowers will be responsible for paying monthly commitment fees equal to 0.15% of the unused revolving credit commitment.  The Company has the option of making additional prepayments subject to certain limitations.  The Credit Agreement is scheduled to expire on May 31, 2018.  The outstanding balance of $11,200,000 at June 30, 2014 is classified as long-term debt.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated adjusted net worth, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at June 30, 2014, and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2014.  As of June 30, 2014, the Company was in compliance with these financial covenants with a four quarter EBITDA total of $19,463,000 and a funded debt to EBITDA ration of 0.95.  The minimum adjusted net worth convenant fluctuates based upon actual earnings and the Company’s compliance with that covenant is based on the Company’s shareholders’ equity as adjusted by certain pension accounting items.  As of June 30, 2014, the minimum adjusted equity requirement was $120,831,000 compared to an actual result of $185,584,000 after all required adjustments.

Prior to June 30, 2014, the Company had a $40,000,000 revolving loan agreement with BMO Harris Bank, N.A. (“BMO”).  The Company originally entered into this revolving loan agreement in December 2002 with M&I Marshall & Ilsley Bank, predecessor to BMO.  At that time, the revolving loan agreement was for $20,000,000 and had an expiration date of October 31, 2005.Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contained certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants included a minimum consolidated adjusted net worth amount, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of June 30, 2014, the Company was in compliance with these financial covenants.   The outstanding balance of $0 and $16,300,000 at June 30, 2014 and June 30, 2013, respectively, is classified as long-term debt.  In accordance with the loan agreement as amended, the Company could borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.80% and 1.84% at June 30, 2014 and June 30, 2013, respectively.  On June 20, 2014, the Company provided written notice to BMO of its intent to terminate the revolving credit agreement with a termination date of June 30, 2014.  On June 30, 2014, the agreement was terminated and the facility was paid off.

Prior to June 30, 2014, the Company and its wholly-owned subsidiary Twin Disc International, S.A. had a multi-currency revolving Credit Agreement with Wells Fargo Bank, National Association (the “Prior Credit Agreement”).  The Company entered into this agreement on November 19, 2012.  Pursuant to the Prior Credit Agreement, the Company could, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $15,000,000.  In general, outstanding revolving credit loans (other than foreign currency loans) would bear interest at one of the following rates, as selected by the Company: (1) a “Base Rate,” which is equal to the highest of (i) the prime rate; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1.00%; or (2) a “LIBOR Rate” (which is equal to LIBOR divided by the difference between 1.00 and the Eurodollar Reserve Percentage (as defined in the Prior Credit Agreement)) plus 1.50%.  Outstanding revolving credit loans that are foreign currency loans would bear interest at the LIBOR Rate plus 1.50%, plus an additional “Mandatory Cost,” which was designed to compensate Wells Fargo for the cost of compliance with the requirements of the Bank of England and/or the Financial Services Authority,

or the requirements of the European Central Bank.  In addition to principal and interest payments, the Borrowers were responsible for paying monthly commitment fees equal to .25% of the unused revolving credit commitment.  The Company had the option of making additional prepayments subject to certain limitations.  The Prior Credit Agreement included financial covenants regarding minimum net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000, and a maximum total funded debt to EBITDA ratio of 3.0. As of June 30, 2014, the Company was in compliance with these financial covenants.  The Prior Credit Agreement also included certain restrictive covenants that limited, among other things, certain investments, acquisitions and indebtedness.  The Prior Credit Agreement provided that it automatically included any covenants or events of default not previously included in the Prior Credit Agreement to the extent such covenants or events of default are granted to any other lender of an amount in excess of $1,000,000.  The Prior Credit Agreement also included customary events of default, including events of default under the BMO agreement or the Prudential Note Agreement.  Following an event of default, Wells Fargo could accelerate all amounts outstanding under any revolving credit notes or the Prior Credit Agreement.  The Prior Credit Agreement was scheduled to expire on May 31, 2015.   However, on June 30, 2014, the Company entered into the new agreement with Wells Fargo discussed above, which includes the ability to borrow up to $15 million in certain foreign currencies.  As of June 30, 2014, there were no borrowings under the Prior Credit Agreement.

On June 30, 2014, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”).  Among other things, the Prudential Agreement: (a) amends and restates the “Note Agreement” between the Company and Purchasers dated as of April 10, 2006, as it has been amended from time to time (the “2006 Note Agreement”); and (b) sets forth the terms of the potential sale and purchase of up to $50,000,000 in “Shelf Notes” as defined in the Prudential Agreement (the “Shelf Notes”) by the Company to Prudential.  The notes sold by the Company to the Existing Holders under the 2006 Agreement (the “2006 Notes”) are deemed outstanding under, and are governed by, the terms of the Prudential Agreement.  The 2006 Notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum and mature on April 10, 2016.  The 2006 Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the 2006 Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $7,142,857 and $10,714,286 at June 30, 2014 and June 30, 2013, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at June 30, 2014 and June 30, 2013, respectively.  The remaining $3,571,429 is classified as long-term debt.  In addition to the interest payments and any mandatory principal payments required under the terms of the Shelf Note, the Company will pay an issuance fee of 0.10% of the aggregate principal balance of each of the Shelf Notes sold to, and purchased by, Prudential.  In addition the Company will pay a one-time structuring fee of $25,000 on or before September 30, 2014, unless there is an acceptance of a sale of Shelf Notes prior to such date, in which case the structuring fee will be waived.  The Company may prepay the Shelf Notes or the 2006 Notes, subject to certain limitations.  At no time during the term of the Prudential Agreement may the aggregate outstanding principal amount of the 2006 Notes and the Shelf Notes exceed $35,000,000.  The Prudential Agreement includes financial covenants regarding minimum net worth, minimum EBIDTA for the most recent four (4) fiscal quarters of $11,000,000 and a maximum total funded debt to EBIDTA ratio of 3.0.  As of June 30, 2014, the Company was in compliance with these financial covenants.  In addition, the Company will be required to make an offer to purchase the 2006 Notes and Shelf Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Prudential Agreement also includes certain covenants that limit, among other things, certain indebtedness, acquisitions and investments.  The Prudential Agreement also has a most favored lender provision whereby the Prudential Agreement shall be automatically modified to include any additional covenant or event of default that is included in any agreement evidencing, securing, guarantying or otherwise related to other indebtedness in excess of $1,000,000.

Four quarter EBITDA, total funded debt, and adjusted net worth are non-GAAP measures, and are included herein for the purpose of disclosing the status of the Company’s compliance with the four quarter EBITDA,  total funded debt to four quarter EBITDA ratio, and adjusted net worth covenants described above.  In accordance with the Company’s revolving loan agreements and the Prudential Agreement:

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

The Company’s total funded debt as of June 30, 2014 and June 30, 2013 was equal to the total debt reported on the Company’s June 30, 2014 and June 30, 2013 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended June 30, 2014:

Four Quarter EBITDA Reconciliation
Net Earnings Attributable to Twin Disc	$ 3,644,000
Depreciation & Amortization	10,657,000
Interest Expense	936,000
Income Taxes	4,226,000
Four Quarter EBITDA	$ 19,463,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$ 18,404,000
Divided by: Four Quarter EBITDA	19,463,000
Total Funded Debt to Four Quarter EBITDA	0.95

The following table sets forth the reconciliation of the Company’s reported shareholders’ equity to the calculation of adjusted net worth for the quarter ended June 30, 2014:

Total Twin Disc Shareholders’ Equity	$151,584,000
Permitted Benefit Plan Adjustments	34,000,000
Adjusted Net Worth	$185,584,000

As of June 30, 2014, the Company was in compliance with all of the covenants described above.  As of June 30, 2014, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $66.1 million, or approximately 1% lower than the six-month backlog of $66.8 million as of June 30, 2013, but up 15% from the end of the third fiscal quarter.  The recent increase in order backlog has been driven primarily by the North American oil and gas market.  The Company does not expect to violate any of its financial covenants in fiscal 2015.  The current margin surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to increase in fiscal 2015.  Based on its annual financial plan, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2015 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.  Please see the factors discussed under Item 1A, Risk Factors, of this Form 10-K for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $48.8 million of available borrowings on our $60 million revolving loan agreement as of June 30, 2014.  The Company expects to continue to generate enough cash from operations to meet our operating and investing needs.  As of June 30, 2014, the Company also had cash of $24.8 million, primarily at its overseas operations.  These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company.  In fiscal 2015, the Company expects to contribute $7.2 million to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2015, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital decreased $1.9 million, or approximately 2%, in fiscal 2014, and the current ratio increased from 3.0 at June 30, 2013 to 3.2 at June 30, 2014.  The decrease in net working capital was primarily driven by a decrease in inventories and accounts receivable in fiscal 2014, partially offset by a decrease in accrued liabilities due to a decrease in deferred revenue and accrued stock-based compensation due to the first quarter vesting of performance awards.

The Company expects capital expenditures to be approximately $15 million in fiscal 2015.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as expanding capacity at facilities around the world.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements, other than operating leases, as of June 30, 2014 and 2013.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Revolving loan borrowing	$11,200	$ -	$ -	$ 11,200	$ -
Long-term debt	$7,204	$ 3,604	$ 3,571	$ -	$ 29
Operating leases	$ 7,376	$ 2,719	$ 3,334	$ 1,302	$ 21

The table above does not include accrued interest of approximately $139,000 related to the revolving loan borrowing.  The table above also does not include tax liabilities for unrecognized tax benefits totaling $1,603,000, excluding related interest and penalties, as the timing of their resolution cannot be estimated.  See Note N of the Notes to the consolidated financial statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to oversee the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2015 contributions to all defined benefit plans will total
$7,218,000.

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

Accounts Receivable

The Company performs ongoing credit evaluations of our customers and adjusts credit limits based on payment history and the customer’s credit-worthiness as determined by review of current credit information.  We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer-collection issues.  In addition, senior management reviews the accounts receivable aging on a monthly basis to determine if any receivable balances may be uncollectible.  Although our accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of our largest customers could have a material adverse impact on the collectibility of our accounts receivable and future operating results.

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

Goodwill

In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that an impairment might exist.  The Company performs impairment reviews for its four reporting units using a fair-value method based on management’s judgments and assumptions or third party valuations.  The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value.  Based upon the goodwill impairment review completed at the end of fiscal 2014, it was determined that the fair value for each of the reporting units exceeded the carrying value and therefore goodwill was not impaired.

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

•
Discount Rate – based on the Towers Watson BOND:Link model at June 30, 2014 as applied to the expected payouts from the pension plans.  This yield curve is made up of Corporate Bonds rated AA or better.

•
Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

•	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
•	Retirement and Mortality Rates – based upon the IRS Generational Mortality Table for Annuitants and Non-Annuitants for fiscal 2012, 2013 and 2014.
•	Health Care Cost Trend Rates – developed based upon historical cost data, near-term outlook and an assessment of likely long-term trends.
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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2014, the Company concluded that it was more likely than not that certain net deferred tax assets in foreign jurisdictions would not be realized, resulting in the recording of a valuation allowance totaling $5,593,000.

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued stock compensation guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017).  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

In May 2014, the FASB issued updated guidance on revenue from contracts with customers.  This revenue recognition guidance supersedes existing US GAAP guidance, including most industry-specific guidance.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance identifies steps to apply in achieving this principle.  This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018).  The Company is currently evaluating the potential impact of this guidance on the Company’s financial disclosures and results.

In April 2014, the FASB issued updated guidance on the reporting for discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations.  The new guidance also requires expanded financial disclosures about discontinued operations.  The amendments in this updated guidance are effective for the first quarter of the Company’s fiscal 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

In July 2013, the FASB issued guidance stating that, except in certain defined circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 (the Company’s fiscal 2015).  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the LIBOR interest rate.  The Company currently has a $60 million revolving loan agreement, which is due to expire on May 31, 2018.  In accordance with the loan agreement as amended, the Company borrows at LIBOR plus an additional “Add-On” of 1.0%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2014 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $13,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.  Direct material cost as a percent of total cost of goods sold was 55.6% for fiscal 2014.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately twenty-three percent of the Company’s revenues in the year ended June 30, 2014 were denominated in currencies other than the U.S. dollar.  Of that total, approximately sixty-nine percent was denominated in euros with the balance comprised of Japanese yen, Indian rupee, Swiss franc and the Australian and Singapore dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations and Comprehensive Income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2014 and 2013 was the Euro.  At June 30, 2014 and 2013, the Company had no outstanding forward exchange contracts.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$66,426	$63,212	$60,705	$73,566	$263,909
Gross profit	20,667	18,544	16,528	21,515	77,254
Net earnings (loss) attributable
to Twin Disc	1,277	518	(475)	2,324	3,644
Basic earnings (loss) per share
attributable to Twin Disc
common shareholders	0.11	0.05	(0.04)	0.20	0.32
Diluted earnings (loss) per share
attributable to Twin Disc
common shareholders	0.11	0.05	(0.04)	0.20	0.32
Dividends per share	0.09	0.09	0.09	0.09	0.36

2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$68,793	$72,325	$68,232	$75,932	$285,282
Gross profit	19,416	22,311	17,674	20,624	80,025
Net earnings (loss) attributable
to Twin Disc	1,231	3,360	(757)	48	3,882
Basic earnings (loss) per share
attributable to Twin Disc
common shareholders	0.11	0.30	(0.07)	0.00	0.34
Diluted earnings (loss) per share
attributable to Twin Disc
common shareholders	0.11	0.29	(0.07)	0.00	0.34
Dividends per share	0.09	0.09	0.09	0.09	0.36

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company,
2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework (1992 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2014, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2014, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b).  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which is incorporated into this report by reference.  The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com.  If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief
Financial Officer, Chief Accounting Officer or Controller (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which is incorporated into this report by reference.  There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Executive Compensation," "Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report,” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 2014, is incorporated into this report by reference.  Discussion in the Proxy Statement under the caption “Compensation Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 2014 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 24, 2014, which incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014, which is incorporated into this report by reference.

Item 14.  Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 24, 2014 under the heading “Fees to Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9(a).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 15, 2014

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and 2013
(In thousands, except share amounts)

	2014	2013

ASSETS
Current assets:
Cash	$24,757	$20,724
Trade accounts receivable, net	40,219	46,331
Inventories	97,579	102,774
Deferred income taxes	4,779	5,280
Other	12,763	13,363

Total current assets	180,097	188,472

Property, plant and equipment, net	60,267	62,315
Goodwill, net	13,463	13,232
Deferred income taxes	2,556	7,614
Intangible assets, net	2,797	3,149
Other assets	7,805	10,676

	$266,985	$285,458

LIABILITIES and EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,604	$3,681
Accounts payable	22,111	20,651
Accrued liabilities	31,265	39,171

Total current liabilities	56,980	63,503

Long-term debt	14,800	23,472
Accrued retirement benefits	37,006	48,290
Deferred income taxes	1,778	2,925
Other long-term liabilities	4,110	3,706

	114,674	141,896
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000;
issued: none; no par value	-	-
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	11,973	13,183
Retained earnings	183,695	184,110
Accumulated other comprehensive loss	(15,943)	(25,899)

	179,725	171,394
Less treasury stock, at cost (1,837,595 and 1,886,516 shares, respectively)	28,141	28,890

Total Twin Disc shareholders' equity	151,584	142,504

Noncontrolling interest	727	1,058

Total equity	152,311	143,562

	$266,985	$285,458
The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended June 30, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
Net sales	$263,909	$285,282	$355,870
Cost of goods sold	186,655	205,257	234,238

Gross profit	77,254	80,025	121,632

Marketing, engineering and administrative expenses	67,406	67,899	73,091
Restructuring of operations	961	708	-
Impairment charge	-	1,405	3,670

Earnings from operations	8,887	10,013	44,871

Other income (expense):
Interest income	121	102	95
Interest expense	(936)	(1,435)	(1,475)
Other, net	24	557	1,265
	(791)	(776)	(115)

Earnings before income taxes and noncontrolling interest	8,096	9,237	44,756

Income taxes	4,226	4,986	17,815

Net earnings	3,870	4,251	26,941

Less: Net earnings attributable to noncontrolling interest	(226)	(369)	(198)

Net earnings attributable to Twin Disc	$3,644	$3,882	$26,743

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.32	$0.34	$2.34
Diluted earnings per share attributable to Twin Disc common shareholders	0.32	0.34	2.31

Weighted average shares outstanding data:
Basic shares outstanding	11,258	11,304	11,410
Dilutive stock awards	6	73	146

Diluted shares outstanding	11,264	11,377	11,556

Comprehensive income:
Net earnings	$3,870	$4,251	$26,941
Foreign currency translation adjustment	3,760	447	(11,738)
Benefit plan adjustments, net of income taxes of $3,806,
$4,163 and ($6,769), respectively	6,126	8,322	(11,690)
Comprehensive income	13,756	13,020	3,513
Comprehensive income attributable to noncontrolling interest	(156)	(240)	(184)

Comprehensive income attributable to Twin Disc	$13,600	$12,780	$3,329

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2014, 2013 and 2012
(In thousands)
	2014	2013	2012
Cash flows from operating activities:
Net earnings	$3,870	$4,251	$26,941
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	10,657	10,838	10,756
Loss on sale of plant assets	26	287	315
Impairment charge	-	1,405	3,670
Stock compensation expense	1,184	2,681	1,642
Restructuring of operations	961	708	-
Provision for deferred income taxes	634	687	7,486
Changes in operating assets and liabilities:
Trade accounts receivable	7,076	17,636	(5,982)
Inventories	6,972	176	(9,563)
Other assets	2,198	(3,136)	(915)
Accounts payable	1,364	(2,457)	(13,279)
Accrued liabilities	(8,531)	(4,969)	(2,904)
Accrued/prepaid retirement benefits	(662)	(3,631)	(3,723)

Net cash provided by operating activities	25,749	24,476	14,444

Cash flows from investing activities:
Proceeds from sale of plant assets	103	315	116
Capital expenditures	(7,245)	(6,582)	(13,733)
Other, net	34	(231)	(293)

Net cash used by investing activities	(7,108)	(6,498)	(13,910)

Cash flows from financing activities:
Proceeds from senior notes	-	32	3
Payments of senior notes	(3,651)	(96)	(145)
Borrowings under revolving loan agreement	70,443	83,450	99,635
Repayments under revolving loan agreement	(75,544)	(88,382)	(97,045)
Proceeds from exercise of stock options	-	189	169
Acquisition of treasury stock	-	(3,069)	(2,425)
Dividends paid to shareholders	(4,059)	(4,078)	(3,886)
Dividends paid to noncontrolling interest	(487)	(204)	(131)
Excess tax benefits from stock compensation	524	1,451	535
Payments of withholding taxes on stock compensation	(2,169)	(1,700)	(184)

Net cash used by financing activities	(14,943)	(12,407)	(3,474)

Effect of exchange rate changes on cash	335	(548)	(1,526)

Net change in cash	4,033	5,023	(4,466)

Cash:
Beginning of year	20,724	15,701	20,167

End of year	$24,757	$20,724	$15,701

Supplemental cash flow information:
Cash paid during the year for:
Interest	$989	$1,536	$1,507
Income taxes	3,691	2,545	13,629

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended June 30, 2014, 2013 and 2012
(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2011	$10,863	$161,449	($11,383)	($25,252)	$969	$136,646
Net earnings		26,743			198	26,941
Translation adjustments			(11,724)		(14)	(11,738)
Benefit plan adjustments, net of tax			(11,690)			(11,690)
Cash dividends		(3,886)			(131)	(4,017)
Compensation expense and windfall
tax benefits	2,808					2,808
Shares (acquired) issued, net	(912)			(1,529)		(2,441)
Balance at June 30, 2012	12,759	184,306	(34,797)	(26,781)	1,022	136,509
Net earnings		3,882			369	4,251
Translation adjustments			576		(129)	447
Benefit plan adjustments, net of tax			8,322			8,322
Cash dividends		(4,078)			(204)	(4,282)
Compensation expense and windfall
tax benefits	2,894					2,894
Shares (acquired) issued, net	(2,470)			(2,109)		(4,579)
Balance at June 30, 2013	13,183	184,110	(25,899)	(28,890)	1,058	143,562

Net earnings		3,644			226	3,870
Translation adjustments			3,830		(70)	3,760
Benefit plan adjustments, net of tax			6,126			6,126
Cash dividends		(4,059)			(487)	(4,546)
Compensation expense and windfall
tax benefits	1,708					1,708
Shares (acquired) issued, net	(2,918)			749		(2,169)
Balance at June 30, 2014	$11,973	$183,695	($15,943)	($28,141)	$727	$152,311

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses.  The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is included in equity.  Gains and losses from foreign currency transactions are included in earnings.  Included in other income (expense) are foreign currency transaction gains (losses) of $293,000, $642,000 and $1,103,000 in fiscal 2014, 2013 and 2012, respectively.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $3,637,000 and $2,884,000 at June 30, 2014 and 2013, respectively.  The Company records an allowance for doubtful accounts provision for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable but not yet clearly associated with a specific customer.  The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions.  Various factors may adversely impact our customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain.  While the Company believes current allowances for doubtful accounts are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and short term borrowings approximate fair value because of the immediate short-term maturity of these financial instruments.  If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as described in Note M.  The fair value of the Company’s 6.05% Senior Notes due April 10, 2016 was approximately $7,605,000 and $11,536,000 at June 30, 2014 and 2013, respectively.  The fair value of the Senior Notes is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (0.88% and 0.66% for fiscal 2014 and 2013, respectively), plus the current add-on related to the Company’s revolving loan agreement (1.00% and 1.65% for fiscal 2014 and 2013, respectively) resulting in a total rate of 1.88% and 2.31% for fiscal 2014 and 2013, respectively.  See Note G, “Debt” for the related book value of this debt instrument.  The Company’s revolving loan agreement approximates fair value at June 30, 2014.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy, as described in Note M.

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

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in other income (expense) as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2014 and 2013 was the Euro.  At June 30, 2014 and 2013, the Company had no outstanding forward exchange contracts.

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

Goodwill and Other Intangibles-- Goodwill and other indefinite-lived intangible assets, primarily tradenames, are tested for impairment at least annually on the last day of the Company’s fiscal year and more frequently if an event occurs which indicates the asset may be impaired.  If applicable, goodwill and other indefinite-lived intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit.

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

Impairment of goodwill is measured according to a two step approach.  In the first step, the fair value of a reporting unit, as defined, is compared to the carrying value of the reporting unit, including goodwill.  The fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations.  For purposes of the June 30, 2014 impairment analysis, the Company has utilized discounted cash flow analyses.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step, the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Based upon the goodwill impairment review completed in conjunction with the preparation of the annual financial statements at the end of fiscal 2014, which incorporates management’s best estimates of economic and market conditions over the projected period and a weighted-average cost of capital that reflects current market conditions, it was determined that the fair value of goodwill for each of the reporting units exceeded the carrying value and therefore goodwill was not impaired.

The fair value of the Company’s other intangible assets with indefinite lives, primarily tradenames, is estimated using the relief-from-royalty method, which requires assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate.  The Company completed the impairment testing of indefinite-lived intangibles as of June 30, 2014 and concluded there were no impairments.

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

Out-of-Period Adjustments -- During the first quarter of fiscal 2014, the Company recorded out-of-period adjustments related to the correction of errors identified late in the year-end closing process of fiscal 2013 that were deemed immaterial for adjustment to the fiscal 2013 financial statements.  The impact of these corrections to the fiscal 2014 first quarter and full year results was to increase earnings before income taxes and noncontrolling interest by $437,000 and increase net earnings attributable to Twin Disc by $69,000 (after considering applicable tax effects).  The nature of these errors is as follows:
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

The Company does not believe these errors are material to its financial statements for any prior period, nor that the correction of these errors is material to the year ended June 30, 2014.

Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board (“FASB”) issued stock compensation guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017).  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

In May 2014, the FASB issued updated guidance on revenue from contracts with customers.  This revenue recognition guidance supersedes existing US GAAP guidance, including most industry-specific guidance.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance identifies steps to apply in achieving this principle.  This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018).  The Company is currently evaluating the potential impact of this guidance on the Company’s financial disclosures and results.

In April 2014, the FASB issued updated guidance on the reporting for discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations.  The new guidance also requires expanded financial disclosures about discontinued operations.  The amendments in this updated guidance are effective for the first quarter of the Company’s fiscal 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

In July 2013, the FASB issued guidance stating that, except in certain defined circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 (the Company’s fiscal 2015).  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

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

B.  INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

	2014	2013
Finished parts	$ 66,418	$ 68,594
Work-in-process	12,419	11,880
Raw materials	18,742	22,300

	$97,579	$102,774

Inventories stated on a LIFO basis represent approximately 28% and 30% of total inventories at June 30, 2014 and 2013, respectively.  The approximate current cost of the LIFO inventories exceeded the LIFO cost by $27,180,000 and $25,101,000 at June 30, 2014 and 2013, respectively.  The Company had reserves for inventory obsolescence of $7,591,000 and $7,122,000 at June 30, 2014 and 2013, respectively.

C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

	2014	2013
Land	$ 5,310	$ 4,977
Buildings	44,540	42,712

Machinery and equipment		141,665	138,223

		191,515	185,912
Less: accumulated depreciation		131,248	123,597

		$ 60,267	$ 62,315

Depreciation expense for the years ended June 30, 2014, 2013 and 2012 was $10,180,000, $10,120,000 and $9,947,000, respectively.

D. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2014 and 2013 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Net Book Value

Balance at June 30, 2012	$ 16,786	($ 3,670)	$ 13,116
Translation adjustment	116	-	116

Balance at June 30, 2013	16,902	(3,670)	13,232
Translation adjustment	231	-	231

Balance at June 30, 2014	$ 17,133	($ 3,670)	$ 13,463

The Company conducted its annual assessment for goodwill impairment during the fourth fiscal quarter of 2014 and concluded these assets are not impaired.

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

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization (in thousands):

		2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$ 3,015	($ 2,445)	$ -	$ 570
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	2,009	(100)	-	1,909
Other	6,482	(5,193)	(1,194)	95

	$13,634	($ 9,783)	($ 1,277)	$ 2,574

		2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$ 3,015	($ 2,385)	$ -	$ 630
Non-compete agreements	2,124	(1,939)	(83)	102
Other	6,468	(4,982)	(1,194)	292

	$11,607	($ 9,306)	($ 1,277)	$ 1,024

Other intangibles consist of certain amortizable acquisition costs, proprietary technology, computer software, certain customer relationships and debt issuance costs on the 6.05% notes.

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

Intangible amortization expense for the years ended June 30, 2014, 2013 and 2012 was $477,000, $718,000 and $809,000, respectively.  Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2015	$ 251
2016	165
2017	160
2018	160
2019	160
Thereafter	1,678

$2,574

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2014 and 2013 are $223,000 and $2,125,000, respectively.  These assets are comprised of acquired tradenames.  Based on the Company’s reassessment of the useful lives assigned to intangible assets during the first quarter of fiscal 2014, it was determined that certain indefinite lived trade names should be reclassified to definite lived.  As such, the Company assigned a 20-year useful life to the trade names.

E.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

	2014	2013
Salaries and wages	$ 6,648	$ 9,513
Retirement benefits	4,909	3,973
Warranty	3,917	3,910
Customer advances/deferred revenue	3,082	7,234
Accrued income tax	1,913	2,541
Distributor rebate	3,242	3,636
Other	7,554	8,364

	$31,265	$39,171

F.  WARRANTY

The Company warrants all assembled products, parts (except component products or parts on which written warranties are issued by the respective manufacturers thereof and are furnished to the original customer, as to which the Company makes no warranty and assumes no liability) and service against defective materials or workmanship.  Such warranty generally extends from periods ranging from 12 months to 24 months.  The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the years ended June 30 (in thousands):

	2014	2013

Reserve balance, July 1	$5,701	$5,745
Current period expense	2,214	4,864
Payments or credits to customers	(2,055)	(4,953)
Translation adjustment	108	45

Reserve balance, June 30	$5,968	$5,701

The current portion of the warranty accrual ($3,917,000 and $3,910,000 for fiscal 2014 and 2013, respectively) is reflected in accrued liabilities, while the long-term portion ($2,051,000 and $1,791,000 for fiscal 2014 and 2013, respectively) is included in other long-term liabilities on the Consolidated Balance Sheets.

G.  DEBT

Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements.  These lines of credit may be withdrawn at the option of the banks.  The following is aggregate borrowing information at June 30 (in thousands):

	2014	2013

Available credit lines	$ 3,372	$18,072
Unused credit lines	3,372	18,072

Total notes payable	$ -	$ -

Weighted-average interest
rates on credit lines	2.9%	2.1%

Long-term Debt:

Long-term debt consisted of the following at June 30 (in thousands):

	2014	2013

Revolving loan agreement	$11,200	$16,300
10-year unsecured senior notes	7,143	10,714
Capital lease obligations	29	44
Other long-term debt	32	95

Subtotal	18,404	27,153
Less: current maturities	(3,604)	(3,681)

Total long-term debt	$14,800	$23,472

On June 30, 2014, the Company and its wholly-owned subsidiary, Twin Disc International S.A. (“Twinsa”) entered into a multi-currency revolving loan agreement with Wells Fargo Bank, National Association (“Wells Fargo”).  Pursuant to the Credit Agreement, the Company and Twinsa may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $60,000,000.  In general, outstanding revolving credit loans will bear interest at LIBOR plus 1.00%.  The rate was 1.16% at June 30, 2014.  In addition to principal and interest payments, the Company and Twinsa will be responsible for paying a quarterly commitment fee equal to 0.15% of the average daily unused revolving credit commitment.  The Company and Twinsa have the option of making additional prepayments subject to certain limitations.  The Credit Agreement is scheduled to expire on May 31, 2018.  The outstanding balance of $11,200,000 at June 30, 2014 is classified as long-term debt. This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated adjusted net worth amount, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at June 30, 2014, and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2014.  As of June 30, 2014, the Company was in compliance with these financial covenants.  The minimum adjusted net worth covenant fluctuates based upon actual earnings and the Company’s compliance with that covenant is based on the Company’s shareholders’ equity as adjusted by certain pension accounting items.  As of June 30, 2014, the minimum adjusted equity requirement was $120,831,000, and the Company was in compliance with this covenant.

Prior to June 30, 2014, the Company had a revolving loan agreement with BMO Harris Bank NA (BMO), successor by merger to M&I Marshall & Ilsley Bank.  During the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 from $35,000,000 and the term was extended to May 31, 2015.  The outstanding balance of $16,300,000 at June 30, 2013, was classified as long-term debt.  In accordance with the loan agreement, as amended, the Company could borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s total funded debt to EBITDA ratio.  The rate was 1.84% at June 30, 2013.  This agreement contained certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants included a minimum consolidated net worth amount, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of June 30, 2013, the Company was in compliance with these financial covenants.  On June 30, 2014, the Company terminated the BMO agreement and paid the full outstanding amounts owed as of June 30, 2014, which totaled $14,042,534.  The Company did not incur any early termination penalties in connection with the termination of the BMO agreement.

On June 30, 2014, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”).  Among other things, the Prudential Agreement: (a) amends and restates the “Note Agreement” between the Company and Purchasers dated as of April 10, 2006, as it has been amended from time to time (the “2006 Agreement”); and (b) sets forth the terms of the potential sale and purchase of up to $50,000,000 in “Shelf Notes” as defined in the Prudential Agreement (the “Shelf Notes”) by the Company to Prudential.  The notes sold by the Company to the Existing Holders under the 2006 Agreement (the “2006 Notes”) are deemed outstanding under, and are governed by, the terms of the Prudential Agreement.  The 2006 Notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum and mature on April 10, 2016.  The 2006 Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the 2006 Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $7,142,857 and $10,714,286 at June 30, 2014 and June 30, 2013, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at June 30, 2014 and June 30, 2013, respectively.  The remaining $3,571,429 is classified as long-term debt.  In addition to the interest payments and any mandatory principal payments required under the terms of the Shelf Note, the Company will pay an issuance fee of 0.10% of the aggregate principal balance of each of the Shelf Notes sold to, and purchased by, Prudential.  In addition the Company will pay a one-time structuring fee of $25,000 on or before September 30, 2014, unless there is an acceptance of a sale of Shelf Notes prior to such date, in which case the structuring fee will be waived.  The Company may prepay the Shelf Notes or the 2006 Notes, subject to certain limitations.  At no time during the term of the Prudential Agreement may the aggregate outstanding principal amount of the 2006 Notes and the Shelf Notes exceed $35,000,000.  The Prudential Agreement includes financial covenants regarding minimum net worth, minimum EBIDTA for the most recent four (4) fiscal quarters of $11,000,000 and a maximum total funded debt to EBIDTA ratio of 3.0.  As of June 30, 2014, the Company was in compliance with these financial covenants.  In addition, the Company will be required to make an offer to purchase the 2006 Notes and Shelf Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Prudential Agreement also includes certain covenants that limit, among other things, certain indebtedness, acquisitions and investments.  The Prudential Agreement also has a most favored lender provision whereby the Prudential Agreement shall be automatically modified to include any additional covenant or event of default that is included in any agreement evidencing, securing, guarantying or otherwise related to other indebtedness in excess of $1,000,000.

Prior to June 30, 2014, the Company and its wholly-owned subsidiary Twin Disc International, S.A. had a multi-currency revolving Credit Agreement with Wells Fargo Bank, National Association (the “Prior Credit Agreement”).  The Company entered into this agreement on November 19, 2012.  Pursuant to the Prior Credit Agreement, the Company could, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $15,000,000.  In general, outstanding revolving credit loans (other than foreign currency loans) would bear interest at one of the following rates, as selected by the Company: (1) a “Base Rate,” which is equal to the highest of (i) the prime rate; (ii) the federal funds rate plus 0.50%; or (iii) LIBOR plus 1.00%; or (2) a “LIBOR Rate” (which is equal to LIBOR divided by the difference between 1.00 and the Eurodollar Reserve Percentage (as defined in the Prior Credit Agreement)) plus 1.50%.  Outstanding revolving credit loans that are foreign currency loans would bear interest at the LIBOR Rate plus 1.50%, plus an additional “Mandatory Cost,” which was designed to compensate Wells Fargo for the cost of compliance with the requirements of the Bank of England and/or the Financial Services Authority, or the requirements of the European Central Bank.  In addition to principal and interest payments, the Borrowers were responsible for paying monthly commitment fees equal to 0.25% of the unused revolving credit commitment.  The Company had the option of making additional prepayments subject to certain limitations.  The Prior Credit Agreement included financial covenants regarding minimum net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000, and a maximum total funded debt to EBITDA ratio of 3.0. As of June 30, 2014, the Company was in compliance with these financial covenants.  The Prior Credit Agreement also included certain restrictive covenants that limit, among other things, certain investments, acquisitions and indebtedness.  The Prior Credit Agreement provided that it shall automatically include any covenants or events of default not previously included in the Prior Credit Agreement to the extent such covenants or events of default were granted to any other lender of an amount in excess of $1,000,000.  The Prior Credit Agreement also included customary events of default, including events of default under the BMO agreement or the Prudential Note Agreement.  Following an event of default, Wells Fargo could accelerate all amounts outstanding under any revolving credit notes or the Prior Credit Agreement.  The Prior Credit Agreement was scheduled to expire on May 31, 2015.  However, by entering into the $60,000,000 Wells Fargo multi-currency revolving Credit Agreement noted above, the Company also terminated this $15,000,000 multi-currency revolving Credit Agreement.  As of June 30, 2014, there were no borrowings under the Prior Credit Agreement.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
2015	$ 3,604
2016	3,571
2017	-
2018	11,200
2019	-
Thereafter	29
$18,404

H.  LEASE COMMITMENTS
Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
2015	$ 2,719
2016	1,751
2017	1,583
2018	1,153
2019	149
Thereafter	21
$ 7,376

Total rent expense for operating leases approximated $3,920,000, $3,863,000 and $3,657,000 in fiscal 2014, 2013 and 2012, respectively.

I.  SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2014, 2013 and 2012 was 11,261,873, 11,212,952 and 11,304,487, respectively.  At June 30, 2014, 2013 and 2012, treasury stock consisted of 1,837,595, 1,886,516 and 1,794,981 shares of common stock, respectively.  The Company issued 51,921, 123,997 and 69,593 shares of treasury stock in fiscal 2014, 2013 and 2012, respectively, to fulfill its obligations under the stock option plans and restricted stock grants.  The Company also recorded a forfeiture of 3,000 shares of previously issued restricted stock in the fourth quarter of fiscal 2014.  The difference between the cost of treasury shares and the option price is recorded in common stock.

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

Cash dividends per share were $0.36, $0.36 and $0.34 in fiscal 2014, 2013 and 2012, respectively.

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

The components of accumulated other comprehensive loss included in equity as of June 30, 2014 and 2013 are as follows (in thousands):

	2014	2013
Translation adjustments	$ 20,779	$ 16,949
Benefit plan adjustments, net of income taxes
of $21,436 and $25,242, respectively	(36,722)	(42,848)
Accumulated other comprehensive loss	$(15,943)	$(25,899)

A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the year ended June 30, 2014 is as follows:

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2013	$ 16,949	($42,848)
Other comprehensive loss before reclassifications	3,830	3,950
Amounts reclassified from accumulated other comprehensive income	-	2,176
Net current period other comprehensive income	3,830	6,126
Balance at June 30, 2014	$ 20,779	($36,722)

A reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the year ended June 30, 2014 is as follows:

Amount Reclassified
Amortization of benefit plan items
Actuarial losses	($3,496)
Transition asset and prior service benefit	(31)
Total before tax benefit	(3,527)
Tax benefit	1,351
Total reclassification net of tax	($2,176)

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

Net sales by product group is summarized as follows (in thousands):
	2014	2013	2012
Industrial	$ 41,188	$ 48,110	$ 54,062
Land based transmissions	67,055	68,535	146,686
Marine and propulsion systems	149,432	162,823	151,407
Other	6,234	5,814	3,715
Total	$263,909	$285,282	$355,870

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

Information about the Company's segments is summarized as follows (in thousands):

	Manufacturing	Distribution	Total
2014

Net sales	$227,590	$121,389	$348,979
Intra-segment sales	18,416	9,926	28,342
Inter-segment sales	53,960	2,768	56,728
Interest income	311	22	333
Interest expense	2,565	45	2,610
Income taxes	6,233	1,432	7,665
Depreciation and amortization	8,566	549	9,115
Net earnings attributable to Twin Disc	7,029	6,285	13,314
Assets	254,652	57,233	311,885
Expenditures for segment assets	6,429	315	6,744

2013

Net sales	$245,592	$130,360	$375,952
Intra-segment sales	16,140	15,127	31,267
Inter-segment sales	55,746	3,657	59,403
Interest income	479	19	498
Interest expense	3,248	62	3,310
Income taxes	5,112	1,630	6,742
Depreciation and amortization	8,817	497	9,314
Net earnings attributable to Twin Disc	10,141	5,840	15,981
Assets	258,617	56,965	315,582
Expenditures for segment assets	5,705	349	6,054

2012

Net sales	$325,174	$129,411	$454,585
Intra-segment sales	16,189	7,672	23,861
Inter-segment sales	71,134	3,720	74,854
Interest income	688	39	727
Interest expense	3,798	64	3,862
Income taxes	19,444	2,460	21,904
Depreciation and amortization	8,373	871	9,244
Net earnings attributable to Twin Disc	29,572	7,196	36,768
Assets	272,098	58,275	330,373
Expenditures for segment assets	11,821	1,158	12,979

The following is a reconciliation of reportable segment net sales, net earnings and assets to the Company’s consolidated totals (in thousands):

	2014	2013	2012
Net sales:
Total net sales from reportable segments	$348,979	$375,952	$454,585
Elimination of inter-company sales	(85,070)	(90,670)	(98,715)
Total consolidated net sales	$263,909	$285,282	$355,870

Net earnings attributable to Twin Disc:
Total net earnings from
reportable segments	$ 13,314	$ 15,981	$ 36,768
Other corporate expenses	(9,670)	(12,099)	(10,025)
Total consolidated net earnings
attributable to Twin Disc	$ 3,644	$ 3,882	$ 26,743

Assets
Total assets for reportable segments	$311,885	$315,582
Corporate assets and eliminations	(44,900)	(30,124)
Total consolidated assets	$266,985	$285,458

Other significant items (in thousands):

	Segment		Consolidated
	Totals	Adjustments	Totals
2014
Interest income	$ 333	$ (212)	$ 121
Interest expense	2,610	(1,674)	936
Income taxes	7,665	(3,439)	4,226
Depreciation and amortization	9,115	1,542	10,657
Expenditures for segment assets	6,744	501	7,245

2013
Interest income	$ 498	$ (396)	$ 102
Interest expense	3,310	(1,875)	1,435
Income taxes	6,742	(1,756)	4,986
Depreciation and amortization	9,314	1,524	10,838
Expenditures for segment assets	6,054	528	6,582

2012
Interest income	$ 727	$ (632)	$ 95
Interest expense	3,862	(2,387)	1,475
Income taxes	21,904	(4,089)	17,815
Depreciation and amortization	9,244	1,512	10,756
Expenditures for segment assets	12,979	754	13,733

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):

	2014	2013	2012
Net sales
United States	$108,380	$127,844	$165,658
China	33,830	29,119	19,955
Italy	17,396	19,140	27,075
Canada	9,277	10,846	44,889
Other countries	95,026	98,333	98,293

Total	$263,909	$285,282	$355,870

Net sales by geographic region are based on product shipment destination.

	2014	2013
Long-lived assets
United States	$ 46,821	$ 51,618
Switzerland	8,196	7,964
Belgium	7,450	7,262
Italy	3,531	3,817
Other countries	2,074	2,330

Total	$ 68,072	$ 72,991

One customer, Sewart Supply, Inc. (a distributor of Twin Disc), accounted for approximately 11% and 11% of consolidated net sales in fiscal 2014 and 2013, respectively.  There were no customers that accounted for 10% or more of consolidated net sales in fiscal 2012.

K.  STOCK-BASED COMPENSATION

During fiscal 2011, the Company adopted the Twin Disc, Incorporated 2010 Stock Incentive Plan for Non-Employee Directors (the “Directors’ Plan”), a plan to grant non-employee directors equity based awards up to 250,000 shares of common stock, and the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), a plan under which officers and key employees may be granted equity based awards up to 650,000 shares of common stock.  The Directors’ Plan may grant options to purchase shares of common stock, at the discretion of the board, to non-employee directors who are elected or reelected to the board, or who continue to serve on the board.  Such options carry an exercise price equal to the fair market value of the Company’s common stock as of the date of grant, vest immediately, and expire ten years after the date of grant.  Options granted under the Incentive Plan are determined to be non-qualified or incentive stock options as of the date of grant, and may carry a vesting schedule.  For options under the Incentive Plan that are intended to qualify as incentive stock options, if the optionee owns more than 10% of the total combined voting power of the Company’s stock, the price will not be less than 110% of the grant date fair market value and the options expire five years after the date of grant.  There were no incentive options granted to a greater than 10% shareholder during the years presented. There were no options outstanding under the Directors’ Plan and the Incentive Plan as of June 30, 2014 and 2013.

The Company has 21,600 non-qualified stock options outstanding as of June 30, 2014 under the Twin Disc, Incorporated Plan for Non-Employee Directors and Twin Disc, Incorporated 2004 Stock Incentive Plans.  The 2004 plans were terminated during 2011, except options then outstanding will remain so until exercised or until they expire.

Shares available for future options as of June 30 were as follows:

	2014	2013
2010 Long-Term Incentive Compensation Plan	500,121	539,566
2010 Stock Incentive Plan for Non-employee Directors	193,858	204,988

Stock option transactions under the plans during 2014 were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2014	Price	Life (years)	Value

Non-qualified stock options:
Options outstanding
at beginning of year	21,600	$ 14.88
Granted	-	-
Canceled/expired	-	-
Exercised	-	-

Options outstanding at June 30	21,600	$ 14.88	3.94	$392,298

Options price range
($5.73 - $7.19)

Number of shares	2,400

Weighted average price	$ 6.23

Weighted average remaining life	1.00 years

Options price range
($10.01 - $27.55)

Number of shares	19,200

Weighted average price	$ 15.96

Weighted average remaining life	4.31 years

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

During fiscal 2014, 2013 and 2012 the Company granted no non-qualified stock options.  As a result, no compensation cost has been recognized in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2014, 2013 and 2012, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2014, 2013 and 2012 was approximately $0, $539,000 and $1,002,000, respectively.

In fiscal 2014, 2013 and 2012, the Company granted a target number of 43,154, 28,255 and 15,449 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock unit awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 25,943.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2014.

The performance stock unit awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock unit awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 23,449.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  The performance stock unit awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 16,457.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2012 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 41,160, 42,962 and 133,479 unvested performance stock unit awards outstanding at June 30, 2014, 2013 and 2012, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2014 was $23.18.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense (income) for the year ended June 30, 2014, 2013 and 2012 related to the performance stock unit award grants, approximated $0, $1,238,000 and $(631,000), respectively.  At June 30, 2014, the Company had $1,331,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2014 and 2013 awards.  The total fair value of performance stock unit awards vested in fiscal 2014, 2013 and 2012 was $0, $2,787,000 and $2,068,000, respectively.  The performance stock unit awards are cash based, and are thus recorded as a liability on the Company’s Consolidated Balance Sheets.  As of June 30, 2014, there were no awards included in “Liabilities” due to actual results to date and the low probability of achieving any of the threshold performance levels.  As of June 30, 2013, these awards are included in “Accrued liabilities” ($2,787,000) due to the awards having a performance period ending in less than one year.

In fiscal 2014, 2013 and 2012, the Company granted a target number of 17,312, 28,535 and 15,335 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20,774.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2014.  The performance stock awards granted in fiscal 2013 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2015.  The performance stock awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 32,880.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  The performance stock awards granted in fiscal 2012 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 17,689.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2012 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 44,712, 42,141 and 102,391 unvested performance stock awards outstanding at June 30, 2014, 2013 and 2012, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the year ended June 30, 2014, 2013 and 2012, related to performance stock awards, approximated $0, $209,000 and $838,000, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2014 was $22.51.  At June 30, 2014, the Company had $1,007,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2014 and 2013 awards.  The total fair value of performance stock awards vested in fiscal 2014, 2013 and 2012 was $0, $2,055,000 and $1,671,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 3 years.  During fiscal 2014, 2013 and 2012, the Company granted 51,004, 83,729 and 43,620 service based restricted shares, respectively, to employees and non-employee directors in each year.  A total of 3,000 and 30,532 shares of restricted stock were forfeited during fiscal 2014 and 2013, repectively.  There were 116,297, 186,469 and 250,323 unvested shares outstanding at June 30, 2014, 2013 and 2012, respectively.  Compensation expense of $1,184,000, $1,234,000 and $1,435,000 was recognized during the year ended June 30, 2014, 2013 and 2012, respectively, related to these service-based awards. The total fair value of restricted stock grants vested in fiscal 2014, 2013 and 2012 was $3,053,000, $2,177,000 and $977,000, respectively. As of June 30, 2014, the Company had $1,145,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

L.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $3,028,000, $3,058,000 and $2,657,000 in fiscal 2014, 2013 and 2012, respectively.  Total engineering and development costs were $10,900,000, $10,242,000 and $10,316,000 in fiscal 2014, 2013 and 2012, respectively.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2014 and 2013 was June 30.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive income as of June 30 (in thousands):
			Other
	Pension		Postretirement
	Benefits		Benefits
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation, beginning of year	$125,846	$133,261	$17,739	$19,645
Service cost	536	367	37	34
Interest cost	5,425	5,399	659	766
Actuarial loss (gain)	1,221	(4,123)	(60)	(938)
Contributions by plan participants	174	162	581	677
Settlements	(121)
Benefits paid	(9,249)	(9,220)	(2,372)	(2,445)

Benefit obligation, end of year	$123,832	$125,846	$ 16,584	$ 17,739

Change in plan assets:
Fair value of assets, beginning of year	$ 94,723	$ 88,775	$ -	$ -
Actual return on plan assets	14,031	10,500	-	-
Employer contribution	2,816	4,506	1,791	1,768
Contributions by plan participants	174	162	581	677
Benefits paid	(9,249)	(9,220)	(2,372)	(2,445)

Fair value of assets, end of year	$102,495	$ 94,723	$ -	$ -

Funded status	$(21,337)	$(31,123)	$(16,584)	$(17,739)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$ 680	$ 566	$ -	$ -
Accrued liabilities - current	(1,189)	(389)	(2,418)	(2,470)
Accrued retirement benefits - noncurrent	(20,828)	(31,300)	(14,166)	(15,269)

Net amount recognized	$(21,337)	$(31,123)	$(16,584)	$(17,739)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$ 340	$ 345	$ -	$ -
Actuarial net loss	33,220	38,933	3,163	3,570

Net amount recognized	$ 33,560	$ 39,278	$ 3,163	$ 3,570

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified domestic defined benefit and other postretirement benefit plans are as follows (in thousands):
		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$ 38	$ -
Actuarial net loss	2,437	638

Net amount to be recognized	$2,475	$ 638

The accumulated benefit obligation for all defined benefit pension plans was approximately $123,832,000 and $125,846,000 at June 30, 2014 and 2013, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):
	June 30
	2014	2013
Projected and accumulated benefit obligation	$122,045	$123,933
Fair value of plan assets	100,028	92,244

Components of Net Periodic Benefit Cost (in thousands):
	Pension Benefits
	2014	2013	2012
Service cost	$ 536	$ 367	$ 292
Interest cost	5,425	5,399	6,231
Expected return on plan assets	(6,591)	(6,382)	(7,766)
Settlement loss	-	5	11
Amortization of transition obligation	32	35	34
Amortization of actuarial net loss	2,894	3,357	2,319

Net periodic benefit cost	$ 2,296	$ 2,781	$1,121

	Other Postretirement Benefits
	2014	2013	2012
Service cost	$ 37	$ 34	$ 41
Interest cost	659	766	985
Amortization of prior service cost	-	-	(508)
Amortization of actuarial net loss	602	792	929

Net periodic benefit cost	$1,298	$1,592	$1,447

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2014 (Pre-tax, in thousands):
	Pension	Other Postretirement Benefits
Net gain	$ (6,303)	$ (59)
Amortization of prior service benefit	7	-
Amortization of transition asset	(38)	-
Amortization of net (loss) gain	(2,894)	(602)
Total recognized in other comprehensive income	(9,228)	(661)
Net periodic benefit cost	2,296	1,298
Total recognized in net periodic benefit cost and
other comprehensive income	$ (6,932)	$ 637

Additional Information

Assumptions (as of June 30, 2014 and 2013)
			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used
to determine benefit obligations
at June 30
	2014	2013	2014	2013
Discount rate	4.06%	4.35%	3.76%	3.99%
Expected return on plan assets	7.39%	7.41%

Weighted average assumptions used
to determine net periodic benefit
cost for years ended June 30

				Other
	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	4.35%	4.20%	5.16%	3.99%	4.20%	5.16%
Expected return on plan assets	7.41%	7.50%	8.50%

The assumed weighted-average healthcare cost trend rate was 8.0% in 2014, grading down to 5% in 2023.  A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $351,000 and the service and interest cost by approximately $13,000.  A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $316,000 and the service and interest cost by approximately $12,000.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2014 and 2013 by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2014	2013
Equity securities	65%	65%	64%
Debt securities	25%	23%	26%
Real estate	10%	12%	10%

	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above.  The domestic pension plans held 98,211 shares of Company stock with a fair market value of $3,245,874 (3.2 percent of total plan assets) at June 30, 2014 and 98,211 shares with a fair market value of $2,327,601 (2.5 percent of total plan assets) at June 30, 2013.

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

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments

Level II	Unadjusted quoted prices in active markets for similar instruments, or

Unadjusted quoted prices for identical or similar instruments in markets that are not active, or

Other inputs that are observable in the market or can be corroborated by observable market data

Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2014(in thousands):

	Total	Level I	Level II	Level III
Cash and cash equivalents	$ 965	$ 965	$ -	$ -
Equity securities:
U.S. (a)	30,727	30,727	-	-
International (b)	16,676	10,785	5,891	-
Fixed income (c)	21,892	7,603	14,289	-
Annuity contracts (d)	6,340	-	-	6,340
Real estate (e)	11,206	-	11,206	-
Other (f)	14,689	-	-	14,689
Total	$102,495	$50,080	$31,386	$21,029

The following table presents plan assets using the fair value hierarchy as of June 30, 2013 (in thousands):

	Total	Level I	Level II	Level III
Cash and cash equivalents	$ 2,376	$ 2,376	$ -	$ -
Equity securities:
U.S. (a)	28,334	28,334	-	-
International (b)	15,409	9,315	6,094	-
Fixed income (c)	20,935	7,240	13,695	-
Annuity contracts (d)	5,819	-	-	5,819
Real estate (e)	8,697	-	5,685	3,012
Other (f)	13,153	-	-	13,153
Total	$94,723	$47,265	$25,474	$21,984

(a)  U.S. equity securities include companies that are well diversified by industry sector and equity style (i.e., growth and value strategies).  Investments are primarily in large capitalization stocks and, to a lesser extent, mid- and small-cap stocks.  These securities are valued at the closing price reported on the active market on which the individual securities are traded.

(b)  International equities are invested in companies that are traded on exchanges outside the U.S. and are well diversified by industry sector, country, capitalization and equity style (i.e., growth and value strategies).  Certain assets are invested in international commingled equity funds.  The vast majority of the investments are made in companies in developed markets with a smaller percentage in emerging markets.  Securities traded on exchanges are valued at the closing price reported on the active market on which the individual securities are traded.  International commingled funds are valued at the net asset value (“NAV”) as determined by the custodian of the fund.  The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

(c)  Fixed income consists of corporate bonds with investment grade BBB or better from diversified industries, as well as government debt securities.  Corporate and government debt investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and inactive markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data.

(d)  Annuity contracts represent contractual agreements in which payments are made to an insurance company, which agrees to pay out an income or lump sum amount at a later date.  Annuity contracts are valued at the net present value of future cash flows.

(e)  Real estate investments invested in common collective trusts and other mutual funds holding real estate investments. They are valued at the net asset value (“NAV”) as determined by the custodian of the fund.  The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding. Level 2 investments represent funds where regular opportunities exist for the Company to sell the holdings, whereas Level 3 investments represent funds where less frequent opportunities exist during the year for the Company to sell it’s holding in the funds.

(f)  Other consists of hedged equity mutual funds. These investments are valued at the net asset value (“NAV”) as determined by the custodian of the fund.  The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2014 and 2013 (in thousands):

	Annuity
	Contracts	Real Estate	Other
Balance – June 30, 2013	$ 5,819	$ 3,012	$13,153
Actual return on plan assets:
Relating to assets still held at reporting date	433	-	1,536
Relating to assets sold during the period	-	257	-
Purchases, sales and settlements, net	88	(3,269)	-
Transfers in and/or out of Level III	-	-	-

Balance – June 30, 2014	$ 6,340	$ -	$ 14,689

	Annuity
	Contracts	Real Estate	Other
Balance – June 30, 2012	$ 5,333	$ 5,324	$11,988
Actual return on plan assets:
Relating to assets still held at reporting date	298	391	1,165
Relating to assets sold during the period	-	-	-
Purchases, sales and settlements, net	188	(2,518)	-
Transfers in and/or out of Level III	-	(185)	-

Balance – June 30, 2013	$ 5,819	$ 3,012	$ 13,153

Cash Flows

Contributions

The Company expects to contribute $7,218,000 to its defined benefit pension plans in fiscal 2015.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other Postretirement Benefits
	Pension	Gross	Part D	Net Benefit
	Benefits	Benefits	Reimbursement	Payments
2015	$10,926	$2,418	$ -	$2,418
2016	10,167	2,109	-	2,109
2017	9,902	1,774	-	1,774
2018	11,206	1,621	-	1,621
2019	9,772	1,453	-	1,453
Years 2020- 2024	42,184	5,486	-	5,486

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation.  The total expense under the plans was $2,218,000, $2,074,000 and $2,411,000 in fiscal 2014, 2013 and 2012, respectively.

N.  INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows (in thousands):

	2014	2013	2012

United States	$1,107	$3,935	$43,335
Foreign	6,989	5,302	1,421

	$8,096	$9,237	$44,756

The provision (benefit) for income taxes is comprised of the following (in thousands):

	2014	2013	2012
Currently payable:
Federal	$651	$1,745	$7,310
State	104	(234)	188
Foreign	2,837	2,788	2,831

	3,592	4,299	10,329
Deferred:
Federal	1,309	1,122	7,653
State	(95)	439	662
Foreign	(580)	(874)	(829)

	634	687	7,486
	$4,226	$4,986	$17,815

The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).

	2014	2013
Deferred tax assets:
Retirement plans and employee benefits	$13,692	$20,675
Foreign tax credit carryforwards	706	-
Federal tax credits	160	-
State net operating loss and other state credit carryforwards	348	91
Inventory	1,672	1,421
Reserves	2,578	2,388
Foreign NOL carryforwards	6,090	4,311
Accruals	681	822
Other assets	(54)	98

	25,873	29,806
Deferred tax liabilities:
Property, plant and equipment	8,650	10,295
Intangibles	5,528	5,595
Other liabilities	711	439

	14,889	16,329

Valuation Allowance	(5,593)	(3,724)

Total net deferred tax assets	$ 5,391	$ 9,753

Note: $166,000 and $216,000 of this net deferred tax position is included in Accrued Liabilities at June 30, 2014 and 2013, respectively.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2014, the

 Company continued to incur operating losses in certain foreign jurisdictions where the loss carryforward period is unlimited.  The Company has evaluated the realizability of the net deferred tax assets related to these jurisdictions and concluded that based primarily upon continuing losses in these jurisdictions and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.  Therefore, the Company recorded an additional valuation allowance of $1,869,000.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2014	2013	2012

U.S. federal income tax at 35%	$2,754	$3,104	$15,595
Increases (reductions) in tax resulting from:
Foreign tax items	(291)	88	169
State taxes	228	296	797
Valuation allowance	1,551	1,216	1,060
Research & development tax credits	(267)	(526)	(215)
Change in prior year estimate	139	309	96
Section 199 deduction	(109)	(84)	(908)
Goodwill impairment	-	-	1,292
Unrecognized tax benefits	183	539	(217)
Other, net	38	44	146
	$ 4,226	$ 4,986	$17,815

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely.  The Company reaffirms its position that these earnings remain permanently invested, and has no plans to repatriate funds to the U.S. for the foreseeable future.  These earnings relate to ongoing operations and were approximately $2,700 000 at June 30, 2014.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.  The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2010 through 2014 for our major operations in Italy, Belgium and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2012.

The Company has approximately $1,603,000 of unrecognized tax benefits as of June 30, 2014, which, if recognized would impact the effective tax rate.  During the fiscal year the amount of unrecognized tax benefits increased primarily due to the tax positions taken during the fiscal year partially offset by settlements with various taxing authorities.  During the next twelve months, the Company believes it is reasonably possible that the amount of unrecognized tax benefits could be reduced by up to $800,000 as a result of the resolution of worldwide tax matters and the lapses of statutes of limitations.  The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits (in thousands):

	June 30, 2014	June 30, 2013
Unrecognized tax benefits, beginning of year	$1,556	$1,163
Additions based on tax positions related to the prior year	7	351
Additions based on tax positions related to the current year	173	361
Subtractions due to statutes closing	(1)	(40)
Settlements with taxing authorities	(132)	(279)
Unrecognized tax benefits, end of year	$1,603	$1,556

Substantially all of the Company’s unrecognized tax benefits as of June 30, 2014, if recognized, would affect the effective tax rate.  As of June 30, 2014 and 2013, the amounts accrued for interest and penalties totaled $309,000 and $296,000, respectively, and are not included in the reconciliation above.

O.  CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, are not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations or financial position.

P.  RESTRUCTURING OF OPERATIONS

During fiscal 2014, the Company recorded a pre-tax restructuring charge of $961,000 representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor unions.  The minimum legal indemnity of $548,000 was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During fiscal 2014, the Company made cash payments of $857,000, resulting in an accrual balance at June 30, 2014 of $785,000.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2014, 2013 and 2012 (in thousands)

		-----------Additions----------
	Balance at	Charged to			Balance at
	Beginning	Costs and	Net		End of
Description	of Period	Expenses	Acquired	Deductions(1)	Period

2014:

Allowance for losses on
accounts receivable	$2,884	$1,169	$ -	$ 416	$3,637

Deferred tax valuation
allowance	$3,724	$2,140	$ -	$271	$5,593

2013:

Allowance for losses on
accounts receivable	$2,194	$1,385	$ -	$ 695	$2,884

Deferred tax valuation
allowance	$3,811	$1,112	$ -	$1,199 (2)	$3,724

2012:

Allowance for losses on
accounts receivable	$2,093	$ 549	$ -	$ 448	$2,194

Deferred tax valuation
allowance	$2,751	$1,060	$ -	$ -	$3,811

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

September 15, 2014	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 15, 2014	By: /s/ MICHAEL E. BATTEN
Michael E. Batten
Chairman of the Board

September 15, 2014	By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

September 15, 2014	By: /s/ CHRISTOPHER J. EPERJESY
Christopher J. Eperjesy
Vice President-Finance, Chief Financial Officer and Treasurer

September 15, 2014	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller and Secretary (Chief Accounting Officer)

September 15, 2014	Michael Doar, Director
Malcolm F. Moore, Director
David B. Rayburn, Director
Michael C. Smiley, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller and Secretary (Attorney in Fact)

EXHIBIT INDEX

TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2014
Exhibit	Description	Included Herewith
3a)	Restated Articles of Incorporation of Twin Disc, Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated December 6, 2007). File No. 001-07635.
3b)	Restated Bylaws of Twin Disc, Incorporated, as amended through January 19, 2010 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated December 17, 2013). File No. 001-07635.
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

h)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 26, 2012 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 1, 2012). File No. 001-07635.
i)
Form of Performance Stock Award Grant Agreement for award of performance shares on July 25, 2013 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 31, 2013). File No. 001-07635.

j)
Form of Performance Stock Unit Award Agreement for award of performance stock units on July 25, 2013 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated July 31, 2013). File No. 001-07635.

k)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 25, 2013 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated July 31, 2013). File No. 001-07635.
l)
Form of Performance Stock Award Grant Agreement for award of performance shares on July 30, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 5, 2014). File No. 001-07635.

m)
Form of Performance Stock Unit Award Agreement for award of performance stock units on July 30, 2014 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 5, 2014). File No. 001-07635.

n)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 30, 2014 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 5, 2014). File No. 001-07635.
o)
Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

p)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.4, 10.5 and 10.6 of the Company’s Form 8-K dated August 5, 2014). File No. 001-07635.
q)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
r)
Credit Agreement Between Twin Disc, Incorporated, Twin Disc International, S.A., and Wells Fargo Bank, National Association, dated June 30, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 3, 2014).  File No. 001-07635.

s)
Amended and Restated Note Purchase and Private Shelf Agreement Between Twin Disc, Incorporated, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, Security Benefit Life Insurance Company, Inc., Prudential Annuities Life Assurance Corporation, and Mutual of Omaha Insurance Company, dated June 30, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 3, 2014).  File No. 001-07635.

Exhibit	Description	Included Herewith
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X