Form 10-Q
period 2014-11-05
TWIN DISC INC
filed 2014-11-05
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 26, 2014

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
Yes                                No  √

At October 23, 2014, the registrant had 11,264,734 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)
	September 26,	June 30,
	2014	2014
Assets
Current assets:
Cash	$25,700	$24,757
Trade accounts receivable, net	39,120	40,219
Inventories, net	97,452	97,579
Deferred income taxes	4,677	4,779
Other	11,988	12,763
Total current assets	178,937	180,097

Property, plant and equipment, net	58,980	60,267
Goodwill, net	13,314	13,463
Deferred income taxes	1,434	2,556
Intangible assets, net	2,659	2,797
Other assets	8,227	7,805

Total assets	$263,551	$266,985

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,575	$3,604
Accounts payable	20,781	22,111
Accrued liabilities	29,730	31,265
Total current liabilities	54,086	56,980

Long-term debt	19,998	14,800
Accrued retirement benefits	32,734	37,006
Deferred income taxes	1,408	1,778
Other long-term liabilities	4,247	4,110

Total liabilities	112,473	114,674

Commitments and contingencies (Note D)

Equity
Twin Disc shareholders’ equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	11,708	11,973
Retained earnings	186,723	183,695
Accumulated other comprehensive loss	(19,792)	(15,943)
	178,639	179,725
Less treasury stock, at cost (1,834,734 and 1,837,595 shares, respectively)	28,097	28,141

Total Twin Disc shareholders' equity	150,542	151,584

Noncontrolling interest	536	727

Total equity	151,078	152,311

Total liabilities and equity	$263,551	$266,985

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Three Months Ended
	September 26,	September 27,
	2014	2013

Net sales	$64,824	$66,426
Cost of goods sold	42,435	45,759
Gross profit	22,389	20,667

Marketing, engineering and administrative expenses	15,910	15,517
Restructuring of operations	-	1,094
Earnings from operations	6,479	4,056

Interest expense	164	254
Other (income) expense, net	(340)	(34)
	(176)	220

Earnings before income taxes and noncontrolling interest	6,655	3,836
Income taxes	2,593	2,472

Net earnings	4,062	1,364
Less: Net earnings attributable to noncontrolling interest, net of tax	(19)	(87)

Net earnings attributable to Twin Disc	$4,043	$1,277

Dividends per share	$0.09	$0.09

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.36	$0.11
Diluted earnings per share attributable to Twin Disc common shareholders	$0.36	$0.11

Weighted average shares outstanding data:
Basic shares outstanding	11,270	11,234
Dilutive stock awards	6	6

Diluted shares outstanding	11,276	11,240

Comprehensive income:
Net earnings	$4,062	$1,364
Benefit plan adjustments, net of income taxes of $290 and $352, respectively	488	450
Foreign currency translation adjustment	(4,328)	1,880
Comprehensive income	222	3,694
Less: comprehensive income attributable to noncontrolling interest	(28)	(41)

Comprehensive income attributable to Twin Disc	$194	$3,653

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Three Months Ended
	September 26,	September 27,
	2014	2013

Cash flows from operating activities:
Net earnings	$4,062	$1,364
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	2,564	2,603
Restructuring of operations	-	1,094
Other non-cash changes, net	962	2,323
Net change in operating assets and liabilities	(7,209)	2,338

Net cash provided by operating activities	379	9,722

Cash flows from investing activities:
Acquisitions of fixed assets	(2,175)	(866)
Proceeds from sale of fixed assets	89	-
Other, net	(166)	-

Net cash used by investing activities	(2,252)	(866)

Cash flows from financing activities:
Payments of notes payable	(29)	(14)
Borrowings under revolving loan agreement	21,750	16,600
Repayments under revolving loan agreement	(16,550)	(18,905)
Proceeds from exercise of stock options	15	-
Dividends paid to shareholders	(1,015)	(1,015)
Dividends paid to noncontrolling interest	(219)	(486)
Excess tax (shortfall) benefits from stock compensation	(31)	435
Payments of withholding taxes on stock compensation	(314)	(2,126)

Net cash provided (used) by financing activities	3,607	(5,511)

Effect of exchange rate changes on cash	(791)	(7)

Net change in cash	943	3,338

Cash:
Beginning of period	24,757	20,724

End of period	$25,700	$24,062

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

The Company does not believe these errors are material to its financial statements for any prior period, nor that the correction of these errors is material to the quarter ended September 27, 2013.

New Accounting Releases

In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern.  The amendments in this guidance are effective for fiscal years ending after December 15, 2016 (the Company’s fiscal 2017), and interim periods within fiscal years beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

In June 2014, the FASB issued stock compensation guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017).  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

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

In July 2013, the FASB issued guidance stating that, except in certain defined circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 (the Company’s fiscal 2015).  The adoption of this guidance did not have a material impact on the Company’s financial disclosures.

B.	Inventory

The major classes of inventories were as follows (in thousands):

	September 26,	June 30,
	2014	2014
Inventories:
Finished parts	$65,169	$66,418
Work in process	12,200	12,419
Raw materials	20,083	18,742

	$97,452	$97,579

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three month periods ended September 26, 2014 and September 27, 2013 (in thousands):

	Three Months Ended
	Sept. 26,	Sept. 27,
	2014	2013

Reserve balance, beginning of period	$5,968	$5,701
Current period expense	546	371
Payments or credits to customers	(541)	(381)
Translation	(138)	(27)

Reserve balance, end of period	$5,835	$5,664

The current portion of the warranty accrual ($3,681,000 and $4,096,000 for fiscal 2015 and 2014, respectively) is reflected in accrued liabilities, while the long-term portion ($2,154,000 and $1,568,000 for fiscal 2015 and 2014, respectively) is included in other long-term liabilities on the Consolidated Balance Sheets.

D.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

E.	Business Segments

The Company and its subsidiaries are engaged in the manufacture and sale of marine and heavy-duty off-highway power transmission equipment.  Principal products include marine transmissions, surface drives, propellers and boat management systems, as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems.  The Company sells to both domestic and foreign customers in a variety of market areas, principally pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government and industrial markets.

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

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended
	Sept. 26,	Sept. 27,
	2014	2013

Manufacturing segment sales	$60,274	$53,258
Distribution segment sales	24,011	31,014
Inter/Intra segment elimination - manufacturing	(17,394)	(13,768)
Inter/Intra segment elimination - distribution	(2,067)	(4,078)

Net sales	$64,824	$66,426

Manufacturing segment net earnings	$5,171	$2,017
Distribution segment net earnings	1,178	1,881
Corporate and eliminations	(2,306)	(2,621)

Net earnings attributable to Twin Disc	$4,043	$1,277

	Sept. 26,	June 30,
Assets	2014	2014

Manufacturing segment assets	$258,867	$254,652
Distribution segment assets	56,206	57,233
Corporate assets and elimination
of inter-company assets	(51,522)	(44,900)

	$263,551	$266,985

F.	Stock-Based Compensation

In the first quarter of fiscal 2015 and 2014, the Company granted a target number of 15,561 and 43,154 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2015 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017.  The performance stock unit awards granted in fiscal 2015 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 15,796.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock unit awards granted in fiscal 2015.  The performance stock unit awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock unit awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 23,862.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock unit awards granted in fiscal 2014.  There were 52,041 and 86,116 unvested stock unit awards outstanding at September 26, 2014 and September 27, 2013, respectively.  The weighted average grant date fair value of the unvested awards at September 26, 2014 was $24.99.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  There was no compensation expense for the three months ended September 26, 2014 and September 27, 2013, related to the performance stock unit award grants.  At September 26, 2014, the Company had $1,386,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015, 2014 and 2013 awards.  The total fair value of performance stock unit awards vested as of September 26, 2014 and September 27, 2013 were $0.  The performance stock unit awards are cash based, and would therefore be recorded as a liability on the Company’s Consolidated Balance Sheets.  As of September 26, 2014, these awards are $0.  As of June 30, 2014, there were no awards included in “Liabilities” due to actual results to date and the low probability of achieving any of the threshold performance levels.

In the first quarter of fiscal 2015 and 2014, the Company granted a target number of 15,561 and 17,312 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2015 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017.  The performance stock awards granted in fiscal 2015 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 15,796.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock awards granted in fiscal 2015. The performance stock awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 18,694.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock awards granted in fiscal 2014.  There were 54,863 and 59,453 unvested stock awards outstanding at September 26, 2014 and September 27, 2013, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  There was no compensation expense for the three months ended September 26, 2014 and September 27, 2013, related to performance stock awards.  The weighted average grant date fair value of the unvested awards at September 26, 2014 was $24.39.  At September 26, 2014, the Company had $1,338,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015, 2014 and 2013 awards. The total fair value of performance stock awards vested as of September 26, 2014 and September 27, 2013 were $0.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first quarter of fiscal 2015 and 2014, the Company granted 31,122 and 39,874 service based restricted shares, respectively, to employees in each year.  There were 105,642 and 130,905 unvested shares outstanding at September 26, 2014 and September 27, 2013, respectively.  Compensation expense of $108,000 and $318,000 was recognized for the three months ended September 26, 2014 and September 27, 2013, respectively.  The total fair value of restricted stock grants vested as of September 26, 2014 and September 27, 2013 was $654,000 and $2,464,000, respectively.  As of September 26, 2014, the Company had $1,479,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	Three Months Ended
	Sept. 26,	Sept. 27,
	2014	2013
Pension Benefits:
Service cost	$119	$133
Interest cost	1,222	1,355
Expected return on plan assets	(1,681)	(1,647)
Amortization of transition obligation	9	19
Amortization of net loss	609	713
Net periodic benefit cost	$278	$573

Postretirement Benefits:
Service cost	$8	$10
Interest cost	145	165
Amortization of net actuarial loss	159	150
Net periodic benefit cost	$312	$325

The Company expects to contribute approximately $6,172,000 to its pension plans in fiscal 2015.  As of September 26, 2014, $3,950,000 in contributions have been made.

The Company has reclassified $488,000 (net of $290,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three months ended September 26, 2014.  The Company has reclassified $530,000 (net of $352,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three months ended September 27, 2013.  These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the three months ended September 26, 2014 and September 27, 2013, the Company’s effective income tax rate was 39.0% and 64.4% respectively.  Both periods were impacted by non-deductible operating losses in a certain foreign jurisdiction that is subject to a full valuation allowance.  The fiscal 2014 rate was unfavorably impacted by adjustments to tax on foreign earnings (Canada and Italy) recorded in the first quarter.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.   Due to recent operating losses in certain foreign jurisdictions, the company has evaluated the realizability of the net deferred tax assets related to these jurisdictions.  This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.

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

The Company has approximately $1,950,000 of unrecognized tax benefits, including related interest and penalties, as of September 26, 2014, which, if recognized, would favorably impact the effective tax rate.  There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 26, 2014.  It appears reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2009 through 2013 for the major operations in Italy, Canada, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2011.  The State of Wisconsin income tax audit remains ongoing for the fiscal years 2001 through 2009.  The Company has not been notified of any other tax examinations covering open periods.  It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2015.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the three months ended September 26, 2014 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Net Book Value

Balance at June 30, 2014	$ 17,133	($ 3,670)	$ 13,463
Translation adjustment	(149)	-	(149)

Balance at September 26, 2014	$ 16,984	($ 3,670)	$ 13,314

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of September 26, 2014 and June 30, 2014 were as follows (in thousands):

		September 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$ 3,015	($ 2,460)	$ -	$ 555
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,940	(125)	-	1,815
Other	6,479	(5,215)	(1,194)	70

	$13,562	($ 9,845)	($ 1,277)	$ 2,440

		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$ 3,015	($ 2,445)	$ -	$ 570
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	2,009	(100)	-	1,909
Other	6,482	(5,193)	(1,194)	95

	$13,634	($ 9,783)	($ 1,277)	$ 2,574

The weighted average remaining useful life of the intangible assets included in the table above is approximately 16 years.

Intangible amortization expense was $62,000 for the three months ended September 26, 2014, and $116,000 for the three months ended September 27, 2013, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2015 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2015	$183
2016	161
2017	157
2018	157
2019	157
2020	157

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 26, 2014 and June 30, 2014 are $219,000 and $223,000, respectively.  These assets are comprised of acquired trade names.  Based on the Company’s reassessment of the useful lives assigned to intangible assets during the first quarter of fiscal 2014, it was determined that certain indefinite lived trade names should be reclassified to definite lived.  As such, the Company assigned a 20 year useful life to the trade names.

J.	Long-term Debt

Long-term debt at September 26, 2014 and June 30, 2014 consisted of the following (in thousands):

	September 26,	June 30,
	2014	2014

Revolving loan	$16,400	$11,200
10-year unsecured senior notes	7,143	7,143
Other	30	61
Subtotal	23,573	18,404
Less: current maturities and short-term borrowings	(3,575)	(3,604)
Total long-term debt	$19,998	$14,800

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of September 26, 2014, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (1.08% and 0.88% for September 26, 2014 and June 30, 2014, respectively), plus the current add-on related to the revolving loan agreement (1.00% for September 26, 2014 and June 30, 2014) resulting in a total rate of 2.08% and 1.88% for September 26, 2014 and June 30, 2014, respectively.   The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $7,517,000 and $7,605,000 at September 26, 2014 and June 30, 2014, respectively.  The Company’s revolving loan agreement approximates fair value at September 26, 2014 and June 30, 2014.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The following is a reconciliation of the Company’s equity balances for the first fiscal three months of 2014 and 2015 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance –June 30, 2013	$13,183	$184,110	($25,899)	($28,890)	$1,058	$143,562

Net income		1,277			87	1,364
Translation adjustments			1,926		(46)	1,880
Benefit plan adjustments, net of tax			450			450
Cash dividends		(1,015)			(486)	(1,501)
Compensation expense and
windfall tax benefits	753					753
Shares (acquired) issued, net	(2,777)			652		(2,125)
Balance-September 27, 2013	$11,159	$184,372	($23,523)	($28,238)	$613	$144,383

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2014	$11,973	$183,695	($15,943)	($28,141)	$727	$152,311
Net income		4,043			19	4,062
Translation adjustments			(4,337)		9	(4,328)
Benefit plan adjustments, net of tax			488			488
Cash dividends		(1,015)			(219)	(1,234)
Compensation expense and
windfall tax benefits	77					77
Shares (acquired) issued, net	(342)			44		(298)
Balance-September 26, 2014	$11,708	$186,723	($19,792)	($28,097)	$536	$151,078

L.	Restructuring of Operations

During the first quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $1,094,000 representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor union.  The minimum legal indemnity of $548,000 was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During fiscal 2014, the Company made cash payments of $857,000, resulting in an accrual balance at June 30, 2014 of $785,000.  The Company made additional payments of $6,000 in the first quarter of fiscal 2015, resulting in a September 26, 2014 balance of $721,000 after a foreign exchange impact of $58,000.  This remaining obligation relates to increased pension benefits agreed to as part of the restructuring and is expected to be paid out over the next several years.

Item 2.                      Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information.  This discussion should be read in conjunction with our consolidated fiscal 2014 financial statements and related notes.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2014 could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Three Months Ended
	September 26,		September 27,
	2014	%	2013	%
Net sales	$64,824		$66,426
Cost of goods sold	42,435		45,759

Gross profit	22,389	34.5%	20,667	31.1%

Marketing, engineering and
administrative expenses Restructuring of Operations	15,910 -	24.5% 0.0%	15,517 1,094	23.4% 1.6%

Earnings from operations	$6,479	10.0%	$4,056	6.1%

Comparison of the First Quarter of FY 2015 with the First Quarter of FY 2014

Net sales for the first quarter decreased 2.4%, or $1.6 million, to $64.8 million from $66.4 million in the same period a year ago.  Compared to the first quarter of fiscal 2014, on average, Asian currencies strengthened against the U.S. dollar partially offsetting a weakening euro against the U.S. dollar.  The net translation effect of this on foreign operations was to decrease revenues by approximately $0.1 million versus the prior year, before eliminations.  The decline in sales was primarily due to moderating demand in the Company’s Asian markets for commercial marine and oil and gas products, partially offset by increased shipments to the Company’s North American pressure pumping customers.  Demand from customers in Europe remains weak, while overall demand in North America remains stable influenced by the Company’s commercial marine, industrial products, and oil and gas markets.  In the first fiscal quarter, sales to North American customers were approximately 58% of total consolidated net sales compared to 45% for all of fiscal 2014.  Sales to Asia Pacific, which were at record levels and reached nearly 29% for all of fiscal 2014, were 20% of total consolidated sales in the first fiscal quarter of 2015, as the Company experienced lower shipments to oil & gas and commercial marine customers in China.

Sales at our manufacturing segment were up 13.2%, or $7.0 million, versus the same period last year.  In the current fiscal year’s first quarter, our U.S. manufacturing operation, the largest, experienced a 15.3% increase in sales versus the first fiscal quarter of 2014.  The primary driver for this increase was increased shipments of pressure pumping transmissions for the North American oil and gas market, increased aftermarket sales and growth in the Company’s North American commercial marine markets.  This was only partially offset by lower shipments of pressure pumping and commercial marine transmissions for the Asian market, primarily China.  The Company’s Italian manufacturing operations, which had been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a 10.2% increase in sales compared to the prior fiscal year’s first quarter, primarily driven by increased sales of marine transmissions versus the prior fiscal year’s first quarter.  The Company’s Belgian manufacturing operation, which had experienced a brief strike at its facility in the first quarter of fiscal 2014, also has been adversely impacted by the softness in the global mega yacht market.  This operation saw a 9.6% increase in sales versus the prior fiscal year’s first quarter, primarily driven by the increased marine transmissions shipments.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 6% increase in sales, primarily due to the timing of shipments for the global patrol boat and Italian mega yacht markets.

Our distribution segment experienced a 23%, or $7.0 million, decrease in sales compared to the first quarter of fiscal 2014.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, saw a 42% decrease in sales compared to the prior fiscal year’s first quarter.  This operation acts as the Company’s master distributor for Asia and has experienced record results in recent years as the Company’s products gain greater acceptance in the market.  In the first fiscal quarter, this operation saw a significant decrease in shipments of pressure pumping and commercial marine transmissions for the Chinese market.  The Company expects some of this softness experienced in the first fiscal quarter to be recovered in the balance of the fiscal year.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced an increase in sales of over 25%.  The year over year increase was driven by increased shipments of pressure pumping transmissions for the Canadian oil and gas market as well as increased sales of industrial products.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw sales decline over 53%.  In fiscal 2013’s fourth quarter, the Company committed to a plan to exit the third party distribution agreement of this operation and entered negotiations to sell the inventory back to the parent supplier.  Those negotiations were completed in the third fiscal quarter of 2014.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just over 11% from the prior fiscal year’s first quarter, driven by improved shipments in the Australian mega yacht market compared to the prior year.

The elimination for net inter/intra segment sales increased $1.6 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased 340 basis points to 34.5% of sales, compared to 31.1% of sales for the same period last year.  Gross profit for fiscal 2015’s first quarter was favorably impacted by a more profitable product mix (approximately $1.2 million) driven by higher sales of the Company’s oil and gas transmission products (approximately $0.3 million) and aftermarket parts, improved absorption at the Company’s US manufacturing operations (nearly $1.0 million), and reduced pension expense ($0.2 million).  The favorable mix, absorption and warranty impacts were partially offset by lower sales volume compared to the fiscal 2014 first quarter (approximately $1.0 million).

For the fiscal 2015 first quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 24.5%, compared to 23.4% for the fiscal 2014 first quarter.  ME&A expenses increased $0.4 million versus the same period last fiscal year. The increase in ME&A expenses for the quarter relates to increased bonus expense ($0.6 million) and general inflationary increases in salaries, wages and benefits, partially offset by lower pension expense ($0.1 million), stock-based compensation expense ($0.2 million) and lower corporate expenses.

During fiscal 2014, the Company recorded a pre-tax restructuring charge of $1.1 million, or $0.10 per diluted share, representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor unions.  The minimum legal indemnity of $0.5 million was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During fiscal 2014, the Company made cash payments of $0.9 million, resulting in an accrual balance at June 30, 2014 of $0.8 million.  The Company made additional payments of $6,000 in the first quarter of fiscal 2015, resulting in a September 26, 2014 balance of $0.7 million after a foreign exchange impact of $0.1 million.

Interest expense of $0.2 million for the quarter was down 35.4% versus last year’s first fiscal quarter.  Total interest on the Company’s $60 million revolving credit facility (“revolver”) decreased 43% to $40,685 in fiscal 2015’s first quarter.  The average borrowing on the revolver, computed monthly, decreased to $13.2 million in fiscal 2015’s first quarter, compared to $14.6 million in the same period a year ago.  The interest rate on the revolver decreased from a range of 1.83% to 1.85% in the prior fiscal year’s first quarter to a range of 1.16% to 1.17% in the current year.  On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association.  This was the primary driver of the lower interest rate.  The interest expense on the Company’s $25 million Senior Note decreased 33%, at a fixed rate of 6.05%, to $0.1 million, due to a lower remaining principal balance.

The favorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the Euro, Australian dollar and Singapore dollar.

The fiscal 2015 first quarter tax rate was 39.0%, compared to the fiscal 2014 first quarter rate of 64.4%.  Both periods were impacted by non-deductible operating losses in a certain foreign jurisdiction that is subject to a full valuation allowance.  Adjusting both periods for the non-deductible losses, the fiscal 2015 first quarter rate would have been 36.3%, compared to 39.7% for the fiscal 2014 first quarter.  The fiscal 2014 rate was unfavorably impacted by adjustments to tax on foreign earnings (Canada and Italy) recorded in the first quarter.

Financial Condition, Liquidity and Capital Resources

Comparison between September 26, 2014 and June 30, 2014

As of September 26, 2014, the Company had net working capital of $124.9 million, which represents an increase of $1.8 million, or 1.4%, from the net working capital of $123.1 million as of June 30, 2014.

Cash increased $0.9 million, or 3.8%, to $25.7 million as of September 26, 2014, versus $24.8 million as of June 30, 2014.  The majority of the cash as of September 26, 2014 is at our overseas operations in Europe ($16.5 million) and Asia-Pacific ($8.3 million).

Trade receivables of $39.1 million were down $1.1 million, or just under 3%, when compared to last fiscal year-end.  The impact of foreign currency translation was to decrease accounts receivable by $0.9 million versus June 30, 2014.  The net remaining decrease is consistent with the sales volume decrease of just under 12% from the fourth quarter of fiscal 2014 compared to the first fiscal quarter of fiscal 2015.

Net inventory decreased slightly by $0.1 million versus June 30, 2014 to $97.5 million.  The impact of foreign currency translation was to decrease net inventory by $2.5 million versus June 30, 2014.  After adjusting for the impact of foreign currency translation, the net increase of $2.4 million primarily came at the Company’s North American manufacturing and distribution locations.  On a consolidated basis, as of September 26, 2014, the Company’s backlog of orders to be shipped over the next six months approximates $64.0 million, compared to $66.1 million at June 30, 2014 and $58.1 million at September 27, 2013.  The decrease versus the end of the prior fiscal year is being experienced at the Company’s domestic manufacturing location primarily due to strong shipments in the quarter to customers in the pressure pumping sector of the North American oil and gas, and commercial marine markets.  This was partially offset by strong order activity in the Company’s aftermarket parts business.  As a percentage of six month backlog, inventory has increased from 148% at June 30, 2014 to 152% at September 26, 2014.

Net property, plant and equipment (PP&E) decreased $1.3 million versus June 30, 2014.  This includes the addition of $2.2 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $2.6 million.  The net remaining decrease is due to foreign currency translation effects.  In total, the Company expects to invest between $10 and $15 million in capital assets in fiscal 2015.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as expanding capacities at facilities around the world.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2014, the Company spent $7.2 million for capital expenditures, up from $6.6 million in fiscal 2013.  In fiscal 2012, the Company spent $13.7 million for capital expenditures, up from $12.0 million and $4.5 million in fiscal years 2011 and 2010, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of September 26, 2014 of $20.8 million were down $1.3 million, or 6.0%, from June 30, 2014.  The impact of foreign currency translation was to decrease accounts payable by $0.3 million versus June 30, 2014.  This decrease is consistent with the timing of certain payments, the Company’s lower six month backlog levels and the reduction in inventories experienced at the Company’s domestic operation in the month of September (down nearly $2 million).

Total borrowings and long-term debt as of September 26, 2014 increased by $5.2 million, or roughly 28%, to $23.6 million versus June 30, 2014.  This increase was driven primarily by pension contributions of  $4 million in the first fiscal quarter and an increase in working capital, primarily driven by an increase in inventory levels.  During the first quarter, the Company generated negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of ($1.8) million and ended the quarter with total debt, net of cash, of ($2.1) million, compared to ($6.4) million at June 30, 2014, for a net change of $4.3 million.

Total equity decreased $1.2 million, or less than 1%, to $151.1 million as of September 26, 2014.  Retained earnings increased by $3.0 million.  The net increase in retained earnings included $4.0 million in net earnings for the first fiscal quarter offset by $1.0 million in dividend payments.  Net unfavorable foreign currency translation of $4.3 million was reported.  The net remaining increase in equity of $0.1 million primarily represents the issuance and vesting of stock awards and noncontrolling interest dividends, more than offset by an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association.  Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $60,000,000.  The revolving credit commitment may be increased under the agreement by an additional $10,000,000 in the event that the conditions for “Incremental Loans” (as defined in the agreement) are satisfied.   In general, outstanding revolving credit loans will bear interest at LIBOR plus 1.00%.  The rate was 1.16% at September 26, 2014.  In addition to principal and interest payments, the Borrowers will be responsible for paying monthly commitment fees equal to 0.15% of the unused revolving credit commitment.  The Company has the option of making additional prepayments subject to certain limitations.  The Credit Agreement is scheduled to expire on May 31, 2018.  The outstanding balance of $16,400,000 at September 26, 2014 is classified as long-term debt.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated adjusted net worth, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at September 26, 2014, and a maximum total funded debt to EBITDA ratio of 3.0 at September 26, 2014.  As of September 26, 2014, the Company was in compliance with these financial covenants with a four quarter EBITDA total of $22,221,000 and a funded debt to EBITDA ration of 1.06 (compared to $19,463,000 and 0.95 as of June 30, 2014, respectively).  The minimum adjusted net worth convenant fluctuates based upon actual earnings and the Company’s compliance with that covenant is based on the Company’s shareholders’ equity as adjusted by certain pension accounting items.  As of September 26, 2014, the minimum adjusted equity requirement was $122,246,000 compared to an actual result of $184,542,000 after all required adjustments.

Prior to June 30, 2014, the Company had a $40,000,000 revolving loan agreement with BMO Harris Bank, N.A. (“BMO”).  The Company originally entered into this revolving loan agreement in December 2002 with M&I Marshall & Ilsley Bank, predecessor to BMO.  At that time, the revolving loan agreement was for $20,000,000 and had an expiration date of October 31, 2005.Through a series of amendments, the last of which was agreed to during the fourth quarter of fiscal 2011, the total commitment was increased to $40,000,000 and the term was extended to May 31, 2015.  This agreement contained certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants included a minimum consolidated adjusted net worth amount, as defined, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of June 30, 2014, the Company was in compliance with these financial covenants.  The outstanding balances of $0 and $16,300,000 at June 30, 2014 and June 30, 2013, respectively, were classified as long-term debt.  In accordance with the loan agreement as amended, the Company could borrow at LIBOR plus an additional “Add-On,” between 1.5% and 2.5%, depending on the Company’s Total Funded Debt to EBITDA ratio.  The rate was 1.80% and 1.84% at June 30, 2014 and June 30, 2013, respectively.  On June 20, 2014, the Company provided written notice to BMO of its intent to terminate the revolving credit agreement with a termination date of June 30, 2014.  On June 30, 2014, the agreement was terminated and the facility was paid off.

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

On June 30, 2014, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”).  Among other things, the Prudential Agreement: (a) amends and restates the “Note Agreement” between the Company and Purchasers dated as of April 10, 2006, as it has been amended from time to time (the “2006 Note Agreement”); and (b) sets forth the terms of the potential sale and purchase of up to $50,000,000 in “Shelf Notes” as defined in the Prudential Agreement (the “Shelf Notes”) by the Company to Prudential.  The notes sold by the Company to the Existing Holders under the 2006 Agreement (the “2006 Notes”) are deemed outstanding under, and are governed by, the terms of the Prudential Agreement.  The 2006 Notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum and mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the 2006 Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $7,142,857 at September 26, 2014 and June 30, 2014, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at September 26, 2014 and June 30, 2014, respectively.  The remaining $3,571,429 is classified as long-term debt.  In addition to the interest payments and any mandatory principal payments required under the terms of the Shelf Note, the Company will pay an issuance fee of 0.10% of the aggregate principal balance of each of the Shelf Notes sold to, and purchased by, Prudential.  In addition the Company agreed to pay a one-time structuring fee of $25,000 on or before September 30, 2014, unless there is an acceptance of a sale of Shelf Notes prior to such date, in which case the structuring fee will be waived.  On September 29, 2014, the Company paid the $25,000 structuring fee.  The Company may prepay the Shelf Notes or the 2006 Notes, subject to certain limitations.  At no time during the term of the Prudential Agreement may the aggregate outstanding principal amount of the 2006 Notes and the Shelf Notes exceed $35,000,000.  The Prudential Agreement includes financial covenants regarding minimum net worth, minimum EBIDTA for the most recent four (4) fiscal quarters of $11,000,000 and a maximum total funded debt to EBIDTA ratio of 3.0.  As of September 26, 2014, the Company was in compliance with these financial covenants.  As part of the agreement, the Company will be required to make an offer to purchase the 2006 Notes and Shelf Notes upon a change of control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Prudential Agreement also includes certain covenants that limit, among other things, certain indebtedness, acquisitions and investments.  The Prudential Agreement also has a most favored lender provision whereby the Prudential Agreement shall be automatically modified to include any additional covenant or event of default that is included in any agreement evidencing, securing, guarantying or otherwise related to other indebtedness in excess of $1,000,000.

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

The Company’s total funded debt as of September 26, 2014 and June 30, 2014 was equal to the total debt reported on the Company’s September 26, 2014 and June 30, 2014 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended September 26, 2014:

Four Quarter EBITDA Reconciliation
Net Earnings Attributable to Twin Disc	$ 6,410,000
Depreciation & Amortization	10,618,000
Interest Expense	846,000
Income Taxes	4,347,000
Four Quarter EBITDA	$ 22,221,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$ 23,573,000
Divided by: Four Quarter EBITDA	22,221,000
Total Funded Debt to Four Quarter EBITDA	1.06

The following table sets forth the reconciliation of the Company’s reported shareholders’ equity to the calculation of adjusted net worth for the quarter ended September 26, 2014:

Total Twin Disc Shareholders’ Equity	$150,542,000
Permitted Benefit Plan Adjustments	34,000,000
Adjusted Net Worth	$184,542,000

As of September 26, 2014, the Company was in compliance with all of the covenants described above.  As of September 26, 2014, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $64.0 million, or approximately 3% lower than the six-month backlog of $66.1 million as of June 30, 2014, but up 10% from the end of the first fiscal quarter of 2014.  The Company does not expect to violate any of its financial covenants in fiscal 2015.  The current margins surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to increase in fiscal 2015.  Based on its annual financial plan, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2015 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2014 which could cause actual results to be materially different from what is presented here.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $43.6 million of available borrowings on our $60 million revolving loan agreement as of September 26, 2014.  The Company expects to continue to generate enough cash from operations to meet our operating and investing needs.  As of September 26, 2014, the Company also had cash of $25.7 million, primarily at its overseas operations.  These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company.  In fiscal 2015, the Company expects to contribute $7.2 million to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2015, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital increased $1.7 million, or 1.4%, in fiscal 2015’s first quarter, and the current ratio increased from 3.2 at June 30, 2014 to 3.3 at September 26, 2014.  The increase in net working capital was primarily driven by a decrease in accounts receivable, more than offset by a larger decrease in accounts payable and accrued liabilities due to a decrease in the current pension liability and payments of professional fees.

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

As of September 26, 2014, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$16,400			$16,400
Long-term debt	$7,173	$3,575	$3,571		$27
Operating leases	$7,376	$2,719	$3,334	$1,302	$21
Total obligations	$30,949	$6,294	$6,905	$17,702	$48

The table above does not include tax liabilities related to uncertain income tax positions totaling $2.0 million, excluding related interest and penalties, as the timing of their resolution cannot be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2015 contributions to all defined benefit plans will total $6.2 million.  As of September 26, 2014, $4.0 million in contributions have been made.

New Accounting Releases

In August 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern.  The amendments in this guidance are effective for fiscal years ending after December 15, 2016 (the Company’s fiscal 2017), and interim periods within fiscal years beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

In June 2014, the FASB issued stock compensation guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017).  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

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

In July 2013, the FASB issued guidance stating that, except in certain defined circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 (the Company’s fiscal 2015).  The adoption of this guidance did not have a material impact on the Company’s financial disclosures.

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

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2014.  There have been no significant changes to those accounting policies subsequent to June 30, 2014.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the LIBOR interest rate.  In accordance with the $60,000,000 revolving loan agreement expiring May 31, 2018, the Company has the option of borrowing at LIBOR plus an additional “Add-On” of 1.0%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 26, 2014 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $19,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 21% of the Company’s revenues in the three months ended September 26, 2014 were denominated in currencies other than the U.S. dollar.  Of that total, approximately 65% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2015 and 2014 was the euro.  The Company had no outstanding forward exchange contracts at September 26, 2014 or June 30, 2014.

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

Item 1A.                      Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2014 Annual Report on Form 10-K.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the three months ended September 26, 2014, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2014 – July 25, 2014	0	NA	0	315,000

July 26, 2014 – Aug. 29, 2014	10,180	NA	0	315,000

Aug. 30, 2014 – Sep. 26, 2014	0	NA	0	315,000

Total	10,180	NA	0	315,000

The Company did not purchase any shares of Common Stock during the quarter ended September 26, 2014, pursuant to our publicly announced program (described below).  The amounts shown in Column (a) above represent shares of Common Stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock issued under the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 5, 2014	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller and Secretary
Chief Accounting Officer