Form 10-Q
period 2015-02-04
TWIN DISC INC
filed 2015-02-04
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 26, 2014

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
Yes                                No  √

At January 28, 2015, the registrant had 11,285,328 shares of its common stock outstanding.

 Part I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements
TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)
(UNAUDITED)
	December 26,	June 30,
	2014	2014
Assets
Current assets:
Cash	$25,173	$24,757
Trade accounts receivable, net	40,727	40,219
Inventories, net	90,777	97,579
Deferred income taxes	4,705	4,779
Other	12,357	12,763
Total current assets	173,739	180,097

Property, plant and equipment, net	57,745	60,267
Goodwill, net	13,093	13,463
Deferred income taxes	1,384	2,556
Intangible assets, net	2,491	2,797
Other assets	6,587	7,805

Total assets	$255,039	$266,985

Liabilities and Equity
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,575	$3,604
Accounts payable	21,226	22,111
Accrued liabilities	30,788	31,265
Total current liabilities	55,589	56,980

Long-term debt	13,172	14,800
Accrued retirement benefits	31,724	37,006
Deferred income taxes	1,453	1,778
Other long-term liabilities	2,961	4,110

Total liabilities	104,899	114,674

Commitments and contingencies (Note D)

Equity
Twin Disc shareholders’ equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	11,697	11,973
Retained earnings	189,455	183,695
Accumulated other comprehensive loss	(23,778)	(15,943)
	177,374	179,725
Less treasury stock, at cost (1,814,140 and 1,837,595 shares, respectively)	27,782	28,141

Total Twin Disc shareholders' equity	149,592	151,584

Noncontrolling interest	548	727

Total equity	150,140	152,311

Total liabilities and equity	$255,039	$266,985

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)
	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2014	2013	2014	2013

Net sales	$72,691	$63,212	$137,515	$129,638
Cost of goods sold	50,588	44,668	93,023	90,427

Gross profit	22,103	18,544	44,492	39,211

Marketing, engineering and administrative expenses	16,507	17,185	32,417	32,702
Restructuring of operations	-	-	-	1,094

Earnings from operations	5,596	1,359	12,075	5,415

Interest expense	150	223	314	477
Other (income) expense, net	(142)	(119)	(482)	(153)
	8	104	(168)	324

Earnings before income taxes and noncontrolling interest	5,588	1,255	12,243	5,091
Income taxes	1,788	689	4,381	3,161

Net earnings	3,800	566	7,862	1,930

Less: Net earnings attributable to noncontrolling interest, net of tax	(53)	(48)	(72)	(135)

Net earnings attributable to Twin Disc	$3,747	$518	$7,790	$1,795

Dividends per share	$0.09	$0.09	$0.18	$0.18

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.33	$0.05	$0.69	$0.16
Diluted earnings per share attributable to Twin Disc common shareholders	$0.33	$0.05	$0.69	$0.16

Weighted average shares outstanding data:
Basic shares outstanding	11,280	11,264	11,276	11,251
Dilutive stock awards	4	6	5	6
Diluted shares outstanding	11,284	11,270	11,281	11,257

Comprehensive income:
Net earnings	$3,800	$566	$7,862	$1,930
Benefit plan adjustments, net of income taxes of $305, $354, $595 and $706, respectively	515	528	1,003	978
Foreign currency translation adjustment	(4,542)	1,119	(8,870)	2,999
Comprehensive (loss) income	(227)	2,213	(5)	5,907
Less: comprehensive income attributable to noncontrolling interest	(13)	(53)	(41)	(94)

Comprehensive (loss) income attributable to Twin Disc	$(240)	$2,160	$(46)	$5,813

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Six Months Ended
	December 26,	December 27,
	2014	2013

Cash flows from operating activities:
Net earnings	$7,862	$1,930
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	5,171	5,198
Restructuring of operations	-	1,094
Other non-cash changes, net	1,057	(18)
Net change in operating assets and liabilities	(4,646)	11,413

Net cash provided by operating activities	9,444	19,617

Cash flows from investing activities:
Acquisitions of fixed assets	(4,520)	(3,004)
Proceeds from sale of fixed assets	101	46
Other, net	1,553	(244)

Net cash used by investing activities	(2,866)	(3,202)

Cash flows from financing activities:
Payments of notes payable	(28)	(39)
Borrowings under revolving loan agreement	40,225	31,200
Repayments under revolving loan agreement	(41,850)	(37,252)
Proceeds from exercise of stock options	15	-
Dividends paid to shareholders	(2,030)	(2,031)
Dividends paid to noncontrolling interest	(219)	(486)
Excess tax (shortfall) benefits from stock compensation	(36)	524
Payments of withholding taxes on stock compensation	(313)	(2,170)

Net cash used by financing activities	(4,236)	(10,254)

Effect of exchange rate changes on cash	(1,926)	239

Net change in cash	416	6,400

Cash:
Beginning of period	24,757	20,724

End of period	$25,173	$27,124

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	Basis of Presentation

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

The Company does not believe these errors were material to its financial statements for any prior period, nor that the correction of these errors was material to the six months ended December 27, 2013.

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

B.	Inventory

The major classes of inventories were as follows (in thousands):

	December 26,	June 30,
	2014	2014
Inventories:
Finished parts	$59,235	$66,418
Work in process	12,128	12,419
Raw materials	19,414	18,742

	$90,777	$97,579

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers.  However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation.  The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date.  When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends.  While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires.  The following is a listing of the activity in the warranty reserve during the three and six month periods ended December 26, 2014 and December 27, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2014	2013	2014	2013

Reserve balance, beginning of period	$5,835	$5,664	$5,968	$5,701
Current period expense	683	771	1,230	1,142
Payments or credits to customers	(487)	(767)	(1,029)	(1,148)
Translation	(79)	132	(217)	105

Reserve balance, end of period	$5,952	$5,800	$5,952	$5,800

The current portion of the warranty accrual ($3,934,000) is reflected in accrued liabilities, while the long-term portion ($2,018,000) is included in other long-term liabilities on the Consolidated Balance Sheets as of December 26, 2014.

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

Information about the Company’s segments is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2014	2013	2014	2013

Manufacturing segment sales	$63,350	$57,010	$123,624	$110,268
Distribution segment sales	28,975	30,563	52,986	61,577
Inter/Intra segment elimination - manufacturing	(17,067)	(21,088)	(34,461)	(36,220)
Inter/Intra segment elimination - distribution	(2,567)	(3,273)	(4,634)	(5,987)

Net sales	$72,691	$63,212	$137,515	$129,638

Manufacturing segment net earnings	$4,034	$1,653	$9,204	$3,670
Distribution segment net earnings	1,777	1,422	2,956	3,303
Corporate and eliminations	(2,064)	(2,557)	(4,370)	(5,178)

Net earnings attributable to Twin Disc	$3,747	$518	$7,790	$1,795

	Dec. 26,	June 30,
Assets	2014	2014

Manufacturing segment assets	$252,529	$254,652
Distribution segment assets	56,015	57,233
Corporate assets and elimination
of inter-company assets	(53,505)	(44,900)

Total assets	$255,039	$266,985

F.	Stock-Based Compensation

In the first half of fiscal 2015 and 2014, the Company granted a target number of 15,561 and 43,154 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2015 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017.  The performance stock unit awards granted in fiscal 2015 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 15,796.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock unit awards granted in fiscal 2015.  The performance stock unit awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock unit awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 23,862.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock unit awards granted in fiscal 2014.  There were 52,041 and 54,874 unvested stock unit awards outstanding at December 26, 2014 and December 27, 2013, respectively.  The weighted average grant date fair value of the unvested awards at December 26, 2014 was $24.99.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  There was no compensation expense for the three and six months ended December 26, 2014 and December 27, 2013, related to the performance stock unit award grants.  At December 26, 2014, the Company had $1,030,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015, 2014 and 2013 awards.  The total fair value of performance stock unit awards vested as of December 26, 2014 and December 27, 2013 were $0.  The performance stock unit awards are cash based, and would therefore be recorded as a liability on the Company’s Consolidated Balance Sheets.  As of December 26, 2014, these awards are $0.  As of June 30, 2014, there were no awards included in “Liabilities” due to actual results to date and the low probability of achieving any of the threshold performance levels.

In the first half of fiscal 2015 and 2014, the Company granted a target number of 15,561 and 17,312 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2015 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017.  The performance stock awards granted in fiscal 2015 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 15,796.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock awards granted in fiscal 2015.  The performance stock awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 18,694.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing the performance stock awards granted in fiscal 2014.  There were 54,863 and 59,453 unvested stock awards outstanding at December 26, 2014 and December 27, 2013, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  There was no compensation expense for the three and six months ended December 26, 2014 and December 27, 2013, related to performance stock awards.  The weighted average grant date fair value of the unvested awards at December 26, 2014 was $24.39.  At December 26, 2014, the Company had $1,338,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015, 2014 and 2013 awards.  The total fair value of performance stock awards vested as of December 26, 2014 and December 27, 2013 were $0.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 4 years.  During the first half of fiscal 2015 and 2014, the Company granted 51,716 and 51,004 service based restricted shares, respectively, to employees in each year.  There were 115,106 and 119,297 unvested shares outstanding at December 26, 2014 and December 27, 2013, respectively.  The compensation expense for the three and six months ended December 26, 2014, related to these service-based awards approximated $309,000 and $417,000, respectively.  The compensation expense for the three and six months ended December 27, 2013, related to these service-based awards approximated $308,000 and $626,000, respectively.  The total fair value of restricted stock grants vested as of December 26, 2014 and December 27, 2013 was $941,000 and $3,053,000, respectively.  As of December 26, 2014, the Company had $1,695,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	Three Months Ended		Six Months Ended
	Dec. 26,	Dec. 27,	Dec. 26,	Dec. 27,
	2014	2013	2014	2013

Pension Benefits:
Service cost	$120	$135	$239	$267
Interest cost	1,224	1,356	2,446	2,711
Expected return on plan assets	(1,683)	(1,648)	(3,364)	(3,294)
Amortization of transition obligation	10	19	19	38
Amortization of net loss	609	714	1,218	1,427
Net periodic benefit cost	$280	$576	$558	$1,149

Postretirement Benefits:
Service cost	$7	$9	$15	$19
Interest cost	145	164	290	329
Amortization of net actuarial loss	159	151	318	301
Net periodic benefit cost	$311	$324	$623	$649

The Company expects to contribute approximately $6,172,000 to its pension plans in fiscal 2015.  As of December 26, 2014, $4,506,000 in contributions have been made.

The Company has reclassified $515,000 (net of $305,000 in taxes) and $1,003,000 (net of $595,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss into earnings during the three and six months ended December 26, 2014.  The Company has reclassified $528,000 (net of $354,000 in taxes) and $978,000 (net of $706,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three and six months ended December 27, 2013.  These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the six months ended December 26, 2014 and December 27, 2013, the Company’s effective income tax rate was 35.8% and 62.1% respectively.  Both periods were impacted by non-deductible operating losses in a certain foreign jurisdiction that is subject to a full valuation allowance.  The fiscal 2015 rate reflects increased domestic earnings offset by the Section 199 credit and benefits from the cumulative effect of the reinstatement of the federal research and development tax credit.  During the second quarter of fiscal 2015 the Company also recognized previously unrecognized tax benefits due to the resolution of a state income tax audit, as discussed below.  The fiscal 2014 rate reflects the impact of reduced domestic earnings base offset by a limited Section 199 credit and reduced research and development tax credit resulting from the expiration of the credit.

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

The Company has not provided for additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely.  The Company reaffirms its position that these earnings remain permanently invested, and has no plans to repatriate funds to the U.S. for the foreseeable future.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.  The Company’s intent is for such earnings to be reinvested by the foreign subsidiaries.

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

The Company has approximately $803,000 of unrecognized tax benefits, including related interest and penalties, as of December 26, 2014, which, if recognized, could favorably impact the effective tax rate.  During the second quarter of fiscal 2015 the Company finalized a $1,300,000 audit settlement with the state of Wisconsin for fiscal years 2001 through 2009 which resulted in a decrease in unrecognized tax benefits of $1,100,000.  Additionally, in the third quarter of fiscal 2015, the Company will file the associated amended state returns for fiscal years 2010 through 2013, resulting in an additional decrease in unrecognized tax benefits of $100,000.  The Company does not anticipate any further significant changes to unrecognized tax benefits in the next twelve months, other than changes from the expiration of statutes of limitations.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2009 through 2013 for the major operations in Italy, Canada, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2011.  The Company has not been notified of any tax examination covering open periods.

I.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the six months ended December 26, 2014 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Net Book Value

Balance at June 30, 2014	$ 17,133	($ 3,670)	$ 13,463
Translation adjustment	(370)	-	(370)

Balance at December 26, 2014	$ 16,763	($ 3,670)	$ 13,093

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have definite useful lives and are subject to amortization as of December 26, 2014 and June 30, 2014 were as follows (in thousands):

		December 26, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$ 3,015	($ 2,475)	$ -	$ 540
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,846	(148)	-	1,698
Other	6,476	(5,236)	(1,194)	46

	$13,465	($ 9,904)	($ 1,277)	$ 2,284

		June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$ 3,015	($ 2,445)	$ -	$ 570
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	2,009	(100)	-	1,909
Other	6,482	(5,193)	(1,194)	95

	$13,634	($ 9,783)	($ 1,277)	$ 2,574

The weighted average remaining useful life of the intangible assets included in the table above is approximately 16 years.

Intangible amortization expense was $59,000 and $121,000 for the three and six months ended December 26, 2014, and $119,000 and $235,000 for the three and six months ended December 27, 2013, respectively.  Estimated intangible amortization expense for the remainder of fiscal 2015 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2015	$118
2016	156
2017	152
2018	152
2019	152
2020	152

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 26, 2014 and June 30, 2014 are $207,000 and $223,000, respectively.  These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at December 26, 2014 and June 30, 2014 consisted of the following (in thousands):

	December 26,	June 30,
	2014	2014

Revolving loan	$9,575	$11,200
10-year unsecured senior notes	7,143	7,143
Other	29	61
Subtotal	16,747	18,404
Less: current maturities and short-term borrowings	(3,575)	(3,604)
Total long-term debt	$13,172	$14,800

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio.  As of December 26, 2014, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the US Treasury Three-Year Yield Curve Rate (1.19% and 0.88% for December 26, 2014 and June 30, 2014, respectively), plus the current add-on related to the revolving loan agreement (1.00% for December 26, 2014 and June 30, 2014) resulting in a total rate of 2.19% and 1.88% for December 26, 2014 and June 30, 2014, respectively.  The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $7,441,000 and $7,605,000 at December 26, 2014 and June 30, 2014, respectively.  The Company’s revolving loan agreement approximates fair value at December 26, 2014 and June 30, 2014.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The following is a reconciliation of the Company’s equity balances for the first fiscal six months of 2014 and 2015 (in thousands):
	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2013	$13,183	$184,110	($25,899)	($28,890)	$1,058	$143,562
Net income		1,795			135	1,930
Translation adjustments			3,039		(40)	2,999
Benefit plan adjustments, net of tax			978			978
Cash dividends		(2,031)			(486)	(2,517)
Compensation expense and
windfall tax benefits	1,150					1,150
Shares (acquired) issued, net	(2,965)			795		(2,170)
Balance-December 27, 2013	$11,368	$183,874	($21,882)	($28,095)	$667	$145,932

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance-June 30, 2014	$11,973	$183,695	($15,943)	($28,141)	$727	$152,311
Net income		7,790			72	7,862
Translation adjustments			(8,838)		(32)	(8,870)
Benefit plan adjustments, net of tax			1,003			1,003
Cash dividends		(2,030)			(219)	(2,249)
Compensation expense and
windfall tax benefits	381					381
Shares (acquired) issued, net	(657)			359		(298)
Balance-December 26, 2014	$11,697	$189,455	($23,778)	($27,782)	$548	$150,140

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended September 26, and December 26, 2014, and September 27, and December 27, 2013 are as follows:

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2014	$ 20,779	($36,722)
Other comprehensive loss before reclassifications	(4,337)	-
Amounts reclassified from accumulated other comprehensive income	-	488
Net current period other comprehensive income	(4,337)	488
Balance at September 26, 2014	$ 16,442	($36,234)
Other comprehensive loss before reclassifications	(4,501)	27
Amounts reclassified from accumulated other comprehensive income	-	488
Net current period other comprehensive income	(4,501)	515
Balance at December 26, 2014	$ 11,941	($35,719)

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2013	$ 16,949	($42,848)
Other comprehensive loss before reclassifications	1,926	(62)
Amounts reclassified from accumulated other comprehensive income	-	512
Net current period other comprehensive income	1,926	450
Balance at September 27, 2013	$ 18,875	($42,398)
Other comprehensive loss before reclassifications	1,113	14
Amounts reclassified from accumulated other comprehensive income	-	514
Net current period other comprehensive income	1,113	528
Balance at December 27, 2013	$ 19,988	($41,870)

Reconciliations for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the three and six months ended December 26, 2014 are as follows:

	Amount Reclassified Three Months Ended	Amount Reclassified Six Months Ended
	December 26, 2014	December 26, 2014
Amortization of benefit plan items
Actuarial losses	$ 768 (a)	$ 1,536 (a)
Transition asset and prior service benefit	10	19
Total before tax benefit	778	1,555
Tax benefit	290	579
Total reclassification net of tax	$ 488	$ 976

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

Reconciliations for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the three and six months ended December 27, 2013 are as follows:

	Amount Reclassified Three Months Ended	Amount Reclassified Six Months Ended
	December 27, 2013	December 27, 2013
Amortization of benefit plan items
Actuarial losses	$ 865 (a)	$ 1,728 (a)
Transition asset and prior service benefit	19	38
Total before tax benefit	884	1,766
Tax benefit	370	740
Total reclassification net of tax	$ 514	$ 1,026

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

During the first quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $1,094,000 representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor union.  The minimum legal indemnity of $548,000 was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During fiscal 2014, the Company made cash payments of $857,000, resulting in an accrual balance at June 30, 2014 of $785,000.  The Company made additional payments of $11,000 in the first half of fiscal 2015, resulting in a December 26, 2014 balance of $688,000 after a foreign exchange impact of $86,000.  This remaining obligation relates to increased pension benefits agreed to as part of the restructuring and is expected to be paid out over the next several years.

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

Results of Operations

(In thousands)
	Three Months Ended				Six Months Ended
	December 26,		December 27,		December 26,		December 27,
	2014	%	2013	%	2014	%	2013	%

Net sales	$72,691		$63,212		$137,515		$129,638
Cost of goods sold	50,588		44,668		93,023		90,427

Gross profit	22,103	30.4%	18,544	29.3%	44,492	32.4%	39,211	30.2%

Marketing, engineering and
administrative expenses Restructuring of operations	16,507 0	22.7% 0.0%	17,185 0	27.2% 0.0%	32,417 0	23.6% 0.0%	32,702 1,094	25.2% 0.8%

Earnings from operations	$5,596	7.7%	$1,359	2.1%	$12,075	8.8%	$5,415	4.2%

Comparison of the Second Quarter of FY 2015 with the Second Quarter of FY 2014

Net sales for the second quarter increased 15.0%, or $9.5 million, to $72.7 million from $63.2 million in the same period a year ago.  Compared to the second quarter of fiscal 2014, on average, the U.S. dollar strengthened against the euro and Asian currencies.  The net translation effect of this on foreign operations was to decrease revenues by approximately $1.5 million versus the prior year, before eliminations.  The increase in sales was primarily due to increased shipments at the Company’s North American manufacturing and distribution operations across most product markets, only partially offset by moderating demand in the Company’s Asian markets for commercial marine and oil and gas products.  Demand from customers in Europe remains weak and has moderated somewhat in Asia, while overall demand in North America remains stable influenced by the Company’s commercial marine, industrial products, and oil and gas markets.  In the second fiscal quarter, sales to North American customers were approximately 53% of total consolidated net sales compared to 45% for all of fiscal 2014.  Sales to Asia Pacific, which were at record levels and reached nearly 29% of total consolidated sales for all of fiscal 2014, were 23% in the second fiscal quarter of 2015, as the Company experienced lower shipments to oil and gas and commercial marine customers in China (which represented 9.1% of sales in the second fiscal quarter compared to 12.8% for all of fiscal 2014).

Sales at our manufacturing segment were up 11.1%, or $6.3 million, versus the same period last year.  In the current fiscal year’s second quarter, our U.S. manufacturing operation, the largest, experienced a 17.1% increase in sales versus the second fiscal quarter of 2014.  The primary driver for this increase was increased shipments of pressure pumping transmissions for the North American oil and gas market, increased aftermarket sales and growth in the Company’s North American commercial marine markets.  This was only partially offset by lower shipments of pressure pumping and commercial marine transmissions for the Asian market, primarily China.  The Company’s Italian manufacturing operations, which had been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a 11.1% increase in sales compared to the prior fiscal year’s second quarter, primarily driven by increased sales of marine transmissions versus the prior fiscal year’s second quarter.  The Company’s Belgian manufacturing operation has been adversely impacted by the softness in the global mega yacht market.  This operation saw a 4.1% decrease in sales versus the prior fiscal year’s second quarter, primarily driven by foreign currency translation due to the weakening of the euro.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 27% decrease in sales, primarily due to continued softness in, and the timing of shipments for, the global patrol boat and Italian mega yacht markets.

Our distribution segment experienced a 5.2%, or $1.6 million, decrease in sales compared to the second quarter of fiscal 2014.  Compared to the second quarter of fiscal 2014, on average, the U.S. dollar strengthened against most Asian currencies.  The net translation effect of this on foreign operations was to decrease revenues by approximately $1.3 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, saw a 17% decrease in sales compared to the prior fiscal year’s second quarter.  This operation acts as the Company’s master distributor for Asia and has experienced record results in recent years as the Company’s products gain greater acceptance in the market.  In the second fiscal quarter, this operation saw a significant decrease in shipments of pressure pumping and commercial marine transmissions for the Chinese market.  The Company expects some of the softness experienced in the first half of the fiscal year to be recovered in the balance of the fiscal year.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced an increase in sales of over 50%.  The year over year increase was driven by increased shipments of pressure pumping transmissions and increased aftermarket business (parts and service) for the Canadian oil and gas market as well as increased sales of industrial products.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw sales decline over 51%.  In fiscal 2013’s fourth quarter, the Company committed to a plan to exit the third party distribution agreement of this operation and entered negotiations to sell the inventory back to the parent supplier.  Those negotiations were completed in the third fiscal quarter of 2014.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw flat sales compared to the prior fiscal year’s second quarter, buoyed by stable shipments in the Australian mega yacht market compared to the prior year.

The elimination for net inter/intra segment sales decreased $4.8 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased 110 basis points to 30.4% of sales, compared to 29.3% of sales for the same period last year.  Gross profit for fiscal 2015’s second quarter was favorably impacted by higher sales volume (approximately $4.5 million) driven by increased shipments to the Company’s North American manufacturing and distribution customers across most product markets and increased service and parts sales, only partially offset by moderating demand in the Company’s Asian markets for commercial marine and oil and gas products, and reduced pension expense ($0.2 million).

For the fiscal 2015 second quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 22.7%, compared to 27.2% for the fiscal 2014 second quarter.  ME&A expenses decreased $0.7 million versus the same period last fiscal year.  The net impact of foreign currency movement year over year was to reduce ME&A expenses by $0.5 million, driven by the strengthening of the U.S. dollar versus the euro and most Asian currencies.  The net remaining decrease in ME&A expenses of $0.2 million for the quarter relates to increased bonus expense ($0.5 million) and general inflationary increases in salaries, wages and benefits, more than offset by lower pension expense ($0.1 million), controlled spending at the Company’s global operations and lower corporate expenses.

During the first quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $1.1 million, representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor union.  The minimum legal indemnity of $0.5 million was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During fiscal 2014, the Company made cash payments of $0.9 million, resulting in an accrual balance at June 30, 2014 of $0.8 million.  The Company made additional payments of $11,000 in the first half of fiscal 2015, resulting in a December 26, 2014 balance of $0.7 million after a foreign exchange impact of $0.1 million.  This remaining obligation relates to increased pension benefits agreed to as part of the restructuring and is expected to be paid out over the next several years.

Interest expense of $0.2 million for the quarter was down 32.7% versus last year’s second quarter.  Total interest on the Company’s $60 million revolving credit facility (“revolver”) decreased 26% to $41,364 in fiscal 2015’s second quarter.  The average borrowing on the revolver, computed monthly, increased to $12.5 million in fiscal 2015’s second quarter, compared to $11.4 million in the same period a year ago.  The interest rate on the revolver decreased from a range of 1.82% to 1.83% in the prior fiscal year’s second quarter to a range of 1.16% to 1.18% in the current year.  On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association.  This was the primary driver of the lower interest rate.  The interest expense on the Company’s $25 million Senior Note decreased 33%, at a fixed rate of 6.05%, to $0.1 million, due to a lower remaining principal balance.

Other income for the fiscal 2015 second quarter was slightly higher than the prior year second quarter as an increased exchange gain, along with a foreign subsidy for research activities, was nearly offset by an increased loss on asset disposals.

The effective tax rate for the fiscal 2015 second quarter was 32.0%, significantly lower than the prior year second quarter rate of 54.9%.  However, the effective rates are inflated due to the non-deductibility of operating losses in a certain foreign jurisdiction that is subject to a full valuation allowance.  Adjusting both periods for the non-deductible losses, the fiscal 2015 second quarter rate would have been 28.9%, which is slightly lower than 29.8% for the prior year second quarter.  The fiscal 2015 second quarter effective rate benefited from the reinstatement of the federal research and development credit.  See Note H “Income Taxes” for discussion of unrecognized tax benefits, including an audit settlement with the state of Wisconsin that had only a minor impact on our effective tax rate.

Comparison of the First Six Months of FY 2015 with the First Six Months of FY 2014

Net sales for the first six months increased 6.1%, or $7.9 million, to $137.5 million from $129.6 million in the same period a year ago.  Compared to the first half of fiscal 2014, on average, the U.S. dollar strengthened against the euro and Asian currencies.  The net translation effect of this on foreign operations was to decrease revenues by approximately $1.6 million versus the prior year, before eliminations.  The increase in sales was primarily due to increased shipments at the Company’s North American manufacturing and distribution operations for the land-based transmission and industrial product markets, only partially offset by moderating demand in the Company’s Asian markets for commercial marine and oil and gas products.  Demand from customers in Europe remains weak and has moderated somewhat in Asia, while overall demand in North America remains stable influenced by the Company’s commercial marine, industrial products, and oil and gas markets.  In the first half of fiscal 2015, sales to North American customers were approximately 56% of total consolidated net sales compared to 45% for all of fiscal 2014.  Sales to Asia Pacific, which were at record levels and reached nearly 29% of total consolidated sales for all of fiscal 2014, were 22% in the first half of 2015, as the Company experienced lower shipments to oil and gas and commercial marine customers in China (which represented 7.7% of sales in the first half of fiscal 2015 compared to 12.8% for all of fiscal 2014).

Sales at our manufacturing segment were up 12.1%, or $13.4 million, versus the same period last year.  In the current fiscal year’s first half, our U.S. manufacturing operation, the largest, experienced a 16.2% increase in sales versus the first half of 2014.  The primary driver for this increase was increased shipments of pressure pumping transmissions for the North American oil and gas market, increased aftermarket sales and growth in the Company’s North American industrial products markets.  This was only partially offset by lower shipments of pressure pumping and commercial marine transmissions for the Asian market, primarily China.  The Company’s Italian manufacturing operations, which had been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a 10.7% increase in sales compared to the prior fiscal year’s first half, primarily driven by increased sales of marine transmissions versus the prior fiscal year’s first half.  The Company’s Belgian manufacturing operation, which had experienced a brief strike at its facility in the first quarter of fiscal 2014, also has been adversely impacted by the softness in the global mega yacht market.  This operation saw a 2.2% increase in sales versus the prior fiscal year’s first half, primarily driven by impact of the strike at the facility in the prior fiscal year.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 13% decrease in sales, primarily due to continued softness in and the timing of shipments for the global patrol boat and Italian mega yacht markets.

Our distribution segment experienced a 14.0%, or $8.6 million, decrease in sales compared to the first half of 2014.  Compared to the first half of fiscal 2014, on average, the U.S. dollar strengthened against most Asian currencies.  The net translation effect of this on foreign operations was to decrease revenues by approximately $1.4 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, saw a 30% decrease in sales compared to the prior fiscal year’s first half.  This operation acts as the Company’s master distributor for Asia and has experienced record results in recent years as the Company’s products gain greater acceptance in the market.  In the first half of fiscal 2015, this operation saw a significant decrease in shipments of pressure pumping and commercial marine transmissions for the Chinese market.  The Company expects some of the softness experienced in the first half of the fiscal year to be recovered in the balance of the fiscal year.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced an increase in sales of nearly 38%.  The year over year increase was driven by increased shipments of pressure pumping transmissions and increased aftermarket business (parts and service) for the Canadian oil and gas market as well as increased sales of industrial products.  The Company’s distribution operation in Italy, which provides boat accessories and propulsion systems for the pleasure craft market, saw sales decline over 52%.  In fiscal 2013’s fourth quarter, the Company committed to a plan to exit the third party distribution agreement of this operation and entered negotiations to sell the inventory back to the parent supplier.  Those negotiations were completed in the third fiscal quarter of 2014.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of nearly 6% compared to the prior fiscal year’s first half, driven by strong shipments in the Australian mega yacht market compared to the prior year, primarily in the first quarter of fiscal 2015.

The elimination for net inter/intra segment sales decreased $3.1 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased 220 basis points to 32.4% of sales, compared to 30.2% of sales for the same period last year.  Gross profit for fiscal 2015’s first six months was favorably impacted by higher sales volume compared to the fiscal 2014 first half (approximately $3.5 million), a more profitable product mix (approximately $1.0 million) driven by higher sales of the Company’s oil and gas transmission products (approximately $0.5 million), and improved absorption (approximately $1.1 million).

For the fiscal 2015 first half, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 23.6%, compared to 25.2% for the fiscal 2014 first half.  ME&A expenses decreased $0.3 million versus the same period last fiscal year.  The net impact of foreign currency movement year over year was to reduce ME&A expenses by $0.5 million, driven by the strengthening of the U.S. dollar versus the euro and most Asian currencies.  The net remaining increase in ME&A expenses of $0.2 million for the first half relates to increased bonus expense ($0.9 million) and general inflationary increases in salaries, wages and benefits, partially offset by lower pension expense ($0.2 million), controlled spending at the Company’s global operations and lower corporate expenses.

During the first quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $1.1 million, representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor union.  The minimum legal indemnity of $0.5 million was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During fiscal 2014, the Company made cash payments of $0.9 million, resulting in an accrual balance at June 30, 2014 of $0.8 million.  The Company made additional payments of $11,000 in the first half of fiscal 2015, resulting in a December 26, 2014 balance of $0.7 million after a foreign exchange impact of $0.1 million.  This remaining obligation relates to increased pension benefits agreed to as part of the restructuring and is expected to be paid out over the next several years.

Interest expense of $0.3 million for the first half of fiscal 2015 was down 34.2% versus last year’s first six months.  Total interest on the Company’s $60 million revolving credit facility (“revolver”) decreased 36% to $82,049 in fiscal 2015’s first half.  The average borrowing on the revolver, computed monthly, decreased to $12.4 million in fiscal 2015’s first half, compared to $12.9 million in the same period a year ago.  The interest rate on the revolver decreased from a range of 1.82% to 1.85% in the prior fiscal year’s first half to a range of 1.16% to 1.18% in the current year.  On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association.  This was the primary driver of the lower interest rate.  The interest expense on the Company’s $25 million Senior Note decreased 33%, at a fixed rate of 6.05%, to $0.2 million, due to a lower remaining principal balance.

Other income for the fiscal 2015 first half exceeded the prior year due to a combination of the foreign subsidy for research activities, increased exchange gains and lower bank fees offsetting an increase in losses on asset disposals.

The effective tax rate for the fiscal 2015 first half was 35.8%, significantly lower than the prior year first half rate of 62.1%.  Adjusting both for the non-deductible losses, the first half fiscal 2015 rate would have been 32.9%, compared to 37.0% for the fiscal 2014 first half.  The fiscal 2014 rate is somewhat higher due to unfavorable discrete items recorded in the first quarter related to adjustments to tax.  See Note H “Income Taxes” for discussion of unrecognized tax benefits, including an audit settlement with the state of Wisconsin that had only a minor impact on our effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between December 26, 2014 and June 30, 2014

As of December 26, 2014, the Company had net working capital of $118.2 million, which represents a decrease of $4.9 million, or 4.0%, from the net working capital of $123.1 million as of June 30, 2014.

Cash increased $0.4 million, or 1.7%, to $25.2 million as of December 26, 2014, versus $24.8 million as of June 30, 2014.  The majority of the cash as of December 26, 2014 is at our overseas operations in Europe ($14.0 million) and Asia-Pacific ($10.3 million).  Year to date, the effect of exchange rate changes on cash was to reduce cash by $1.9 million.

Trade receivables of $40.7 million were up $0.5 million, or 1.3%, when compared to last fiscal year-end.  The impact of foreign currency translation was to decrease accounts receivable by $1.8 million versus June 30, 2014.  The net remaining increase is consistent with the sales volume increase experienced at the end of the second fiscal quarter of 2015.

Net inventory decreased by $6.8 million, or 7.0%, versus June 30, 2014 to $90.8 million.  The impact of foreign currency translation was to decrease net inventory by $4.9 million versus June 30, 2014.  After adjusting for the impact of foreign currency translation, the net decrease of $1.9 million primarily came at the Company’s North American manufacturing and distribution locations.  On a consolidated basis, as of December 26, 2014, the Company’s backlog of orders to be shipped over the next six months approximates $58.3 million, compared to $66.1 million at June 30, 2014 and $56.2 million at December 27, 2013.  The decrease versus the end of the prior fiscal year is being experienced at the Company’s domestic manufacturing location primarily due to strong shipments in the second quarter to customers in the pressure pumping sector of the North American oil and gas, and commercial marine markets.  This was partially offset by strong order activity in the Company’s aftermarket parts business.  As a percentage of six month backlog, inventory has increased from 148% at June 30, 2014 to 156% at December 26, 2014.

Net property, plant and equipment (PP&E) decreased $2.5 million versus June 30, 2014.  This includes the addition of $4.5 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $5.1 million.  The net remaining decrease is due to foreign currency translation effects.  In total, the Company expects to invest between $10 and $15 million in capital assets in fiscal 2015.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as expanding capacities at facilities around the world.  The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly.  In addition, the quoted lead times on certain manufacturing equipment purchases may push some of the capital expenditures into the next fiscal year.  In fiscal 2014, the Company spent $7.2 million for capital expenditures, up from $6.6 million in fiscal 2013.  In fiscal 2012, the Company spent $13.7 million for capital expenditures, up from $12.0 million and $4.5 million in fiscal years 2011 and 2010, respectively.  The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of December 26, 2014 of $21.2 million were down $0.9 million, or 4.0%, from June 30, 2014.  The impact of foreign currency translation was to decrease accounts payable by $1.0 million versus June 30, 2014.  This decrease is consistent with the timing of certain payments, the Company’s lower six month backlog levels and the reduction in inventories experienced at the Company’s domestic manufacturing operation in the quarter (down $2.4 million).

Total borrowings and long-term debt as of December 26, 2014 decreased by $1.7 million, or roughly 9%, to $16.7 million versus June 30, 2014.  This decrease was driven primarily by strong operating cash flows generated year to date of $9.4 million only partially offset by capital expenditures and dividends paid to shareholders.  During the first six months, the Company generated positive free cash flow (defined as operating cash flow less acquisitions of fixed assets) of $4.9 million and ended the quarter with total debt, net of cash, of ($8.4) million, compared to ($6.4) million at June 30, 2014, for a net positive change of $2.0 million.

Total equity decreased $2.2 million, or 1.4%, to $150.1 million as of December 26, 2014.  Retained earnings increased by $5.8 million.  The net increase in retained earnings included $7.8 million in net earnings for the first six months offset by $2.0 million in dividend payments.  Net unfavorable foreign currency translation of $8.9 million was reported.  The net remaining increase in equity of $1.0 million primarily represents an adjustment for the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association.  Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $60,000,000.  The revolving credit commitment may be increased under the agreement by an additional $10,000,000 in the event that the conditions for “Incremental Loans” (as defined in the agreement) are satisfied.  In general, outstanding revolving credit loans will bear interest at LIBOR plus 1.00%.  The rate was 1.18% at December 26, 2014.  In addition to principal and interest payments, the Borrowers will be responsible for paying monthly commitment fees equal to 0.15% of the unused revolving credit commitment.  The Company has the option of making additional prepayments subject to certain limitations.  The Credit Agreement is scheduled to expire on May 31, 2018.  The outstanding balance of $9,575,000 at December 26, 2014 is classified as long-term debt.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated adjusted net worth, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000, and a maximum total funded debt to EBITDA ratio of 3.0.  As of December 26, 2014, the Company was in compliance with these financial covenants with a four quarter EBITDA total of $26,488,000 and a funded debt to EBITDA ration of 0.63 (compared to $19,463,000 and 0.95 as of June 30, 2014, respectively).  The minimum adjusted net worth covenant fluctuates based upon actual earnings and the Company’s compliance with that covenant is based on the Company’s shareholders’ equity as adjusted by certain pension accounting items.  As of December 26, 2014, the minimum adjusted equity requirement was $123,557,000 compared to an actual result of $183,592,000 after all required adjustments.

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

On June 30, 2014, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”).  Among other things, the Prudential Agreement: (a) amends and restates the “Note Agreement” between the Company and Purchasers dated as of April 10, 2006, as it has been amended from time to time (the “2006 Note Agreement”); and (b) sets forth the terms of the potential sale and purchase of up to $50,000,000 in “Shelf Notes” as defined in the Prudential Agreement (the “Shelf Notes”) by the Company to Prudential.  The notes sold by the Company to the Existing Holders under the 2006 Agreement (the “2006 Notes”) are deemed outstanding under, and are governed by, the terms of the Prudential Agreement.  The 2006 Notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum and mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the 2006 Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $7,142,857 at December 26, 2014 and June 30, 2014, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at December 26, 2014 and June 30, 2014, respectively.  The remaining $3,571,429 is classified as long-term debt.  In addition to the interest payments and any mandatory principal payments required under the terms of the Shelf Note, the Company will pay an issuance fee of 0.10% of the aggregate principal balance of each of the Shelf Notes sold to, and purchased by, Prudential.  In addition the Company agreed to pay a one-time structuring fee of $25,000 on or before September 30, 2014, unless there was an acceptance of a sale of Shelf Notes prior to such date, in which case the structuring fee would have been waived.  On September 29, 2014, the Company paid the $25,000 structuring fee.  The Company may prepay the Shelf Notes or the 2006 Notes, subject to certain limitations.  At no time during the term of the Prudential Agreement may the aggregate outstanding principal amount of the 2006 Notes and the Shelf Notes exceed $35,000,000.  The Prudential Agreement includes financial covenants regarding minimum net worth, minimum EBIDTA for the most recent four (4) fiscal quarters of $11,000,000 and a maximum total funded debt to EBIDTA ratio of 3.0.  As of December 26, 2014, the Company was in compliance with these financial covenants.  As part of the agreement, the Company will be required to make an offer to purchase the 2006 Notes and Shelf Notes upon a change of control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Prudential Agreement also includes certain covenants that limit, among other things, certain indebtedness, acquisitions and investments.  The Prudential Agreement also has a most favored lender provision whereby the Prudential Agreement shall be automatically modified to include any additional covenant or event of default that is included in any agreement evidencing, securing, guarantying or otherwise related to other indebtedness in excess of $1,000,000.

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

The Company’s total funded debt as of December 26, 2014 and June 30, 2014 was equal to the total debt reported on the Company’s December 26, 2014 and June 30, 2014 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliations of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended December 26, 2014 and June 30, 2014:

	For the Four Quarters Ended	For the Four Quarters Ended
Four Quarter EBITDA Reconciliation	December 26, 2014	June 30, 2014
Net Earnings Attributable to Twin Disc	$ 9,639,000	$ 3,644,000
Depreciation & Amortization	10,630,000	10,657,000
Interest Expense	773,000	936,000
Income Taxes	5,446,000	4,226,000
Four Quarter EBITDA	$ 26,488,000	$ 19,463,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$ 16,747,000	$ 18,404,000
Divided by: Four Quarter EBITDA	26,488,000	19,463,000
Total Funded Debt to Four Quarter EBITDA	0.63	0.95

The following table sets forth the reconciliations of the Company’s reported shareholders’ equity to the calculation of adjusted net worth for the quarters ended December 26, 2014 and June 30, 2014:

	As of	As of
	December 26, 2014	June 30, 2014
Total Twin Disc Shareholders’ Equity	$149,592,000	$151,584,000
Permitted Benefit Plan Adjustments	34,000,000	34,000,000
Adjusted Net Worth	$183,592,000	$185,584,000

As of December 26, 2014, the Company was in compliance with all of the covenants described above.  As of December 26, 2014, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $58.3 million, or approximately 12% lower than the six-month backlog of $66.1 million as of June 30, 2014, but up 4% from the end of the second fiscal quarter of 2014.  The Company does not expect to violate any of its financial covenants in fiscal 2015.  The current margins surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to increase in fiscal 2015 compared to fiscal 2014.  Based on its annual financial plan, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2015 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.  Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2014 which could cause actual results to be materially different from what is presented here.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $50.4 million of available borrowings on our $60 million revolving loan agreement as of December 26, 2014.  The Company expects to continue to generate enough cash from operations to meet our operating and investing needs.  As of December 26, 2014, the Company also had cash of $25.2 million, primarily at its overseas operations.  These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company.  The Company has provided for deferred taxes on the earnings at the foreign operations for which an indefinite reinvestment assertion has not been made.  In fiscal 2015, the Company expects to contribute $6.2 million to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2015, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital decreased $4.9 million, or 4.0%, in fiscal 2015’s first half, and the current ratio decreased slightly from 3.2 at June 30, 2014 to 3.1 at December 26, 2014.  The decrease in net working capital was primarily driven the net impact of foreign currency movements on net working capital due to the strengthening of the U.S. dollar versus the euro and most Asian currencies in the first half of the fiscal year.

The Company expects capital expenditures to be between $10 million and $15 million in fiscal 2015, of which $4.5 million has already been spent.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as expanding capacity at facilities around the world.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

As of December 26, 2014, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 Years
Revolver borrowing	$9,575			$9,575
Long-term debt	$7,172	$3,575	$3,571		$26
Operating leases	$7,376	$2,719	$3,334	$1,302	$21
Total obligations	$24,123	$6,294	$6,905	$10,877	$47

The table above does not include tax liabilities related to uncertain income tax positions totaling $0.8 million, excluding related interest and penalties, as the timing of their resolution cannot be estimated.  See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2015 contributions to all defined benefit plans will total $6.2 million.  As of December 26, 2014, $4.5 million in contributions have been made.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the LIBOR interest rate.  In accordance with the $60,000,000 revolving loan agreement expiring May 31, 2018, the Company has the option of borrowing at LIBOR plus an additional “Add-On” of 1.0%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 26, 2014 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $11,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 22% of the Company’s revenues in the six months ended December 26, 2014 were denominated in currencies other than the U.S. dollar.  Of that total, approximately 65% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2015 and 2014 was the euro.  The Company had no outstanding forward exchange contracts at December 26, 2014 or June 30, 2014.

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

There were no securities of the Company sold by the Company during the three months ended December 26, 2014, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sep. 27, 2014 – Oct. 31, 2014	0	NA	0	315,000

Nov. 1, 2014 – Nov. 28, 2014	0	NA	0	315,000

Nov. 29, 2014 – Dec. 26, 2014	0	NA	0	315,000

Total	0	NA	0	315,000

The Company did not purchase any shares of Common Stock during the quarter ended December 26, 2014, pursuant to our publicly announced program (described below).

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 4, 2015	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Corporate Controller and Secretary
Chief Accounting Officer