Form 10-K
TWIN DISC INC
filed 2015-09-14
CIK 100378

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2015
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
YES  [√ ]  NO  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)YES  [√ ]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [√ ].

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
YES  [   ]  NO  [ √ ]

At December 26, 2014, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $171,061,739.  Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 19, 2015, the registrant had 11,323,394 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TWIN DISC, INC. - FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2015

PART  I

Item 1.  Business

Twin Disc was incorporated under the laws of the state of Wisconsin in 1918.  Twin Disc designs, manufactures and sells marine and heavy duty off-highway power transmission equipment.  Products offered include: marine transmissions, surface drives, propellers and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems.  The Company sells its products to customers primarily in the commercial, pleasure craft, and military marine markets as well as in the energy and natural resources, government and industrial markets.  The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network.  The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

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

The business is not considered to be seasonal except to the extent that employee vacations, particularly in Europe, are taken mainly in the months of July and August, curtailing production during that period.

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers.  The Company also competes for business with parts manufacturing divisions of some of its major customers.  The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability.  The Company’s top ten customers accounted for approximately 43% of the Company's consolidated net sales during the year ended June 30, 2015.  There was one customer, Sewart Supply, Inc., an authorized distributor of the Company, that accounted for 11% of consolidated net sales in fiscal 2015.

Unfilled open orders for the next six months of $34,397,000 at June 30, 2015 compares to $66,102,000 at June 30, 2014.  Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog.  However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate.  Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

Management recognizes that there are attendant risks that foreign governments may place restrictions on dividend payments and other movements of money, but these risks are considered minimal due to the political relations the United States maintains with the countries in which the Company operates or the relatively low investment within individual countries.  No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the U.S. government.

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,288,000, $3,028,000 and $3,058,000 in fiscal 2015, 2014 and 2013, respectively.  Total engineering and development costs were $11,091,000, $10,900,000 and $10,242,000 in fiscal 2015, 2014 and 2013, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2015 was 921.

A summary of financial data by segment and geographic area for the years ended June 30, 2015, 2014 and 2013 appears in Note J to the consolidated financial statements.

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

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling, and are thus dependent upon the strength of those markets and oil prices. In recent years, the Company has seen significant variations in the sales of its products that are used in oil and energy related markets.  The variability in these markets has been defined by the change in oil prices and the global demand for oil.  In fiscal 2009, a significant decrease in oil prices, the demand for oil and capital investment in the oil and energy markets had an adverse effect on the sales of these products and ultimately on the Company’s profitability.  While this market recovered to historically high levels in fiscal 2011 and 2012, the Company has since experienced a softening in demand through fiscal 2015.  The cyclical nature of the global oil and gas market presents the ongoing possibility of a severe cutback in demand, which would create a significant adverse effect on the sales of these products and ultimately on the Company’s profitability.

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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected.  Although there was only one customer, Sewart Supply, Inc., that accounted for 10% or more of consolidated net sales in fiscal 2015, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition.  Sales to customers outside the United States approximated 51% of our consolidated net sales for fiscal 2015.  We have international manufacturing operations in Belgium, Italy, India and Switzerland.  In addition, we have international distribution operations in Singapore, China, Australia, Japan, Italy, India and Canada.  Our international sales and operations are subject to a number of risks, including:

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

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand.  The majority of the Company’s manufacturing, based on fiscal 2015’s sales, came from its two facilities in Racine, Wisconsin.  If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected.  Interruptions in production would increase costs and reduce sales.  Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition.  The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss.  However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations.  Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers.  If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Any failure to meet our debt obligations and satisfy financial covenants could adversely affect our business and financial condition.  Beginning in 2008 and continuing into 2010, general worldwide economic conditions experienced a downturn due to the combined effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  While some recovery was seen in the markets served by the Company in 2011 through 2015, these conditions made it difficult for customers, vendors and the Company to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on products, which delayed and lengthened sales cycles.  These conditions led to declining revenues in several of the Company’s divisions in fiscal 2009 and 2010.  The Company’s revolving credit facility and senior notes agreement require it to maintain specified quarterly financial covenants such as a minimum consolidated net worth amount, a minimum Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”), as defined, for the most recent four fiscal quarters of $11,000,000 and a funded debt to EBITDA ratio of 3.0 or less.  At June 30, 2015, the Company was in compliance with these financial covenants.  Based on its annual financial plan, the Company believes that it will generate sufficient EBITDA levels throughout fiscal 2016 in order to maintain compliance with its financial covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment.  If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing.  Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

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

Taxing authority challenges may lead to tax payments exceeding current reserves. The Company is subject to ongoing tax examinations in various jurisdictions.  As a result, the Company may record incremental tax expense based on expected outcomes of such matters.  In addition, the Company may adjust previously reported tax reserves based on expected results of these examinations.  Such adjustments could result in an increase or decrease to the Company’s effective tax rate.  Future changes in tax law in various jurisdictions around the world and income tax holidays could have a material impact on the Company’s effective tax rate, foreign rate differential, future income tax expense and cash flows.

Security breaches and other disruptions could compromise the Company’s information and expose it to liability, which would cause its business and reputation to suffer.  In the ordinary course of its business, the Company collects and stores sensitive data, including its proprietary business information and that of its customers, suppliers and business partners, as well as personally identifiable information of its customers and employees, in its internal and external data centers, cloud services, and on its networks.  The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy.  Despite the Company’s security measures, its information technology and infrastructure, and that of its partners, may be vulnerable to malicious attacks or breached due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems.  Any such breach or operational failure would compromise the Company’s networks and/or that of its partners and the information stored there could be accessed, publicly disclosed, lost or stolen.  Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt the Company’s operations, damage its reputation, and/or cause a loss of confidence in its products and services, which could adversely affect its business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Manufacturing Segment
The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, two in Decima, Italy and one in Novazzano, Switzerland.  The aggregate floor space of these six plants approximates 767,000 square feet.  One of the Racine facilities includes office space, which includes the Company's corporate headquarters.  The Company leases additional manufacturing, assembly and office facilities in Italy (Limite sull’Arno) and India (manufacturing facility in Kancheepuram).

Distribution Segment
The Company also has operations in the following locations, all of which are leased and are used for sales offices, warehousing and light assembly or product service:

Jacksonville, Florida, U.S.A.	Perth, Western Australia, Australia

Medley, Florida, U.S.A.	Sydney, New South Wales, Australia

Tampa, Florida, U.S.A.	Singapore

Coburg, Oregon, U.S.A.	Shanghai, China

Kent, Washington, U.S.A.	Guangzhou, China

Edmonton, Alberta, Canada	Chennai, India

Burnaby, British Columbia, Canada	Saitama City, Japan

Brisbane, Queensland, Australia

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

Item 4.  Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 23, 2015.

Name	Age	Position
John H. Batten	50	President – Chief Executive Officer
Jeffrey S. Knutson	50	Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Malcolm F. Moore	65	Executive Vice President – Operations
Dean J. Bratel	51	Vice President – Global Sales and Marketing
Denise L. Wilcox	58	Vice President – Human Resources
Michael B. Gee	48	Vice President – Corporate Engineering
Debbie A. Lange	57	Corporate Controller

Officers are elected annually by the Board of Directors at the Board meeting held in conjunction with each Annual Meeting of the Shareholders.  Each officer holds office until a successor is duly elected, or until he/she resigns or is removed from office.

John H. Batten, President – Chief Executive Officer.  Effective November 1, 2013, Mr. Batten was named President – Chief Executive Officer.  Prior to this promotion, Mr. Batten served as President and Chief Operating Officer since July 2008, Executive Vice President since November 2004, Vice President and General Manager – Marine and Propulsion since October 2001 and Commercial Manager – Marine and Propulsion since 1998.  Mr. Batten joined Twin Disc in 1996 as an Application Engineer.  Mr. Batten is the son of the late Mr. Michael Batten, former Chairman of the Board of Directors.

Jeffrey S. Knutson, Vice President - Finance, Chief Financial Officer, Treasurer and Secretary.  Mr. Knutson was named Chief Financial Officer and Treasurer in June 2015.  Mr. Knutson was named Vice President – Finance, Interim Chief Financial Officer and Interim Treasurer in February 2015.  Mr. Knutson was appointed Corporate Secretary in June 2013, and was Corporate Controller from his appointment in October 2005 until August 2015.  Mr. Knutson joined the Company in February 2005 as Controller of North American Operations.  Prior to joining Twin Disc, Mr. Knutson held Operational Controller positions with Tower Automotive (since August 2002) and Rexnord Corporation (since November 1998).

Malcolm F. Moore, Executive Vice President – Operations.  Mr. Moore was hired as Executive Vice President Finance – Operations effective July 1, 2015 after resigning from Twin Disc Board of Directors on June 30, 2015.  Prior to joining Twin Disc, Mr. Moore was President and CEO of Digi-Star LLC, a leading supplier of electronic components and software used in precision agriculture.  Prior to leading Digi-Star, he held a variety of positions including Executive Vice President and COO, President and COO, and President and CEO of Gehl Company, a publicly-owned manufacturer and distributor of equipment used in construction and agriculture.

Dean J. Bratel, Vice President – Global Sales and Marketing.  Mr. Bratel was promoted to his current role in January 2015 after serving as Vice President – Americas (since June 2013), Vice President – Engineering (since November 2004), Director of Corporate Engineering (since January 2003), Chief Engineer (since October 2001) and Engineering Manager (since December 1999).  Mr. Bratel joined Twin Disc in 1987.

Denise L. Wilcox, Vice President - Human Resources.  After joining the Company as Manager Compensation & Benefits in September 1998, Ms. Wilcox was promoted to Director Corporate Human Resources in March 2002 and to her current role in November 2004.  Prior to joining Twin Disc, Ms. Wilcox held positions with Johnson International and Runzheimer International.

Michael B. Gee, Vice President – Corporate Engineering.  Mr. Gee was promoted to his current role in January 2015 after serving as Director of Engineering. Mr. Gee joined Twin Disc in 1990 and has held several positions, including:  Experimental Engineer, Design Engineer, Project Engineer, Engineering Manager and Chief Engineer.

Debbie A. Lange, Corporate Controller.  Ms. Lange was hired as Corporate Controller effective August 4, 2015.  Prior to joining the Company, Ms. Lange was the Director of Accounting Research & Special Projects at Sealed Air Corporation (since 2011), a global manufacturer and provider of food packaging solutions, product packaging and cleaning and hygiene solutions.  Prior to the role at Sealed Air, Ms. Lange held the position of Director of Global Accounting and Reporting at Diversey, Inc. (since 2008), a global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products, and equipment and related services for the institutional and industrial cleaning and sanitation market.

PART  II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN.  The price information below represents the high and low sales prices per quarter from July 1, 2013 through June 30, 2015:

	Fiscal Year Ended 6/30/15			Fiscal Year Ended 6/30/14
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$34.38	$25.51	$0.09	$27.32	$22.67	$0.09
Second Quarter	28.19	18.05	0.09	29.00	24.16	0.09
Third Quarter	21.12	15.66	0.09	27.88	18.67	0.09
Fourth Quarter	19.67	17.03	0.09	34.34	23.41	0.09

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report.  As of August 19, 2015, shareholders of record numbered 530.  The closing price of Twin Disc common stock as of August 19, 2015 was $14.37.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2015 – April 24, 2015	0	NA	0	315,000
April 25, 2015 – May 29, 2015	0	NA	0	315,000
May 30, 2015 – June 30, 2015	0	NA	0	315,000
Total	0	NA	0	315,000

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

Performance Graph

The following table compares total shareholder return over the last five fiscal years to the Standard & Poor’s 500 Machinery (Industrial) Index and the Russell 2000 index.  The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers.  The Russell 2000 Index consists of a broad range of 2,000 companies.  The Company believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate.  Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2010 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Return
Twin Disc, Inc.; S&P Machinery; and Russell 2000
600
575
550
525
500
475
450
425
400
375
350
325
300
275
250
225
200
175
150
125
100
75
50
25
0
344.51
220.46
214.30
217.60
220.00
207.83
166.90
155.89
167.09
206.59
136.98
163.63
176.32
100.00
137.40
134.54
100.00
6/30/2010
6/30/2011
6/30/2012
6/30/2013
6/30/2014
6/30/2015
TDI
S&P
R2000

Item 6.  Selected Financial Data

Financial Highlights
(in thousands, except per share amounts)

Fiscal Years Ended June 30,
Statement of Operations Data:	2015	2014	2013	2012	2011
Net sales	$265,790	$263,909	$285,282	$355,870	$310,393
Net earnings attributable to Twin Disc	11,173	3,644	3,882	26,743	17,997
Basic earnings per share attributable to Twin Disc common shareholders	0.99	0.32	0.34	2.34	1.59
Diluted earnings per share attributable to Twin Disc common shareholders	0.99	0.32	0.34	2.31	1.57
Dividends per share	0.36	0.36	0.36	0.34	0.30

Balance Sheet Data (at end of period):
Total assets	$249,862	$266,985	$285,458	$303,832	$309,120
Total long-term debt	10,231	14,800	23,472	28,401	25,784

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

Results of Operations

(In thousands)

	2015	%	2014	%	2013	%
Net sales	$265,790		$263,909		$285,282
Cost of goods sold	182,758		186,655		205,257

Gross profit	83,032	31.2	77,254	29.3	80,025	28.1

Marketing, engineering and administrative expenses	64,264	24.2	67,406	25.5	67,899	23.8
Restructuring of operations	3,282	1.2	961	0.4	708	0.2
Impairment charge	-	0.0	-	0.0	1,405	0.5

Earnings from operations	$15,486	5.8	$8,887	3.4	$10,013	3.5

Fiscal 2015 Compared to Fiscal 2014

Net Sales

Net sales for fiscal 2015 increased 0.7%, or $1.9 million, to $265.8 million from $263.9 million in fiscal 2014.  Currency translation had an unfavorable impact on fiscal 2015 sales compared to the prior year totaling $8.9 million due to the strengthening of the U.S. dollar against the euro and Asian currencies.  Adjusting for constant currency, sales increased 4.1% compared to fiscal 2014.  This increase was driven by strong demand, especially through the first three fiscal quarters, in the North American oil and gas market for both new units and service parts.  This demand softened in the latter half of the third quarter and continued through the fourth quarter, driven by the global decline in oil prices.  Offsetting the increased volume in North American oil and gas related products was weaker demand in Asia for commercial marine and oilfield transmissions.  This decline is reflective of general economic conditions in the region, along with timing of oilfield related projects in China.

Sales at our manufacturing segment were up 5.5%, or $12.5 million, versus the same period last year.  Compared to fiscal 2014, on average, the U.S. dollar strengthened against the euro.  The net translation effect of this on foreign manufacturing operations was to reduce revenues for the manufacturing segment by approximately $6.7 million versus the prior year, before eliminations.  In the current fiscal year, the Company’s North American manufacturing operation, the largest, experienced a 9.3% increase in sales compared to fiscal 2014.  The primary driver for this increase was stronger North American demand for oil and gas related products through the first three fiscal quarters. This demand began to slow in the third quarter and continued through the fourth quarter, driven by the decline in global oil prices.  The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a sales decrease of 7.7% compared to the prior fiscal year.  The Company’s Belgian manufacturing operation saw relatively flat sales in fiscal 2015 as improved North American demand was offset by unfavorable currency movements.  The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 10.5% decrease in sales, primarily due to unfavorable currency movements along with the timing of shipments for the global patrol boat and Italian mega yacht markets.

Sales at our distribution segment were down 17.0%, or $20.7 million, compared to fiscal 2014.  Compared to fiscal 2014, on average, the Asian currencies weakened against the U.S. dollar.  The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $5.4 million versus the prior year, before eliminations.  The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, experienced a 33.2% reduction in sales due to a decline in demand for various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market following several years of very strong growth.  The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced an increase in sales of 11.6% on the strength of the North American oil and gas market through the first half of the fiscal year.  The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just over 5% from the prior fiscal year, driven by improved shipments in the Australian mega yacht market over the prior fiscal year.

Net sales for the Company’s largest product market, marine transmission and propulsion systems, were down 5.6% compared to the prior fiscal year.  This decrease reflects a decline in the Asian commercial marine market, continued weakness in the global pleasure craft market and a significant currency impact.  Sales of the Company’s boat management systems manufactured at the Company’s Italian operation and servicing the global mega yacht market were down approximately 19.3% versus the prior fiscal year as the European mega yacht market continuing to experience softness in demand, along with the strengthening of the U.S. dollar against the euro.  In the off-highway transmission market, the year-over-year increase of just over 14% can be attributed primarily to increased shipments of the Company’s pressure pumping transmission systems and components to the North American oil and gas market.  The increase experienced in the Company’s industrial products of just over 2% was due to increased sales into the agriculture, mining and general industrial markets, primarily in the North American and Italian markets, as well as increased activity related to the North American oil field markets.

Geographically, sales to the U.S. and Canada represented 55% of consolidated sales for fiscal 2015 compared to 45% in fiscal 2014.  North American sales benefited from strong demand for oil and gas related products through the first three quarters of the fiscal year.  While China continued to be our second largest end market in fiscal 2015, representing 7.4% of consolidated sales, this is down from 12.8% in fiscal 2014, as demand for commercial marine and pressure pumping transmissions eased from fiscal 2014 levels.  Overall sales into the Asia Pacific market represented approximately 21% of sales in fiscal 2015, compared to 29% in fiscal 2014.  See Note J of the Notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

The elimination for net intra-segment and inter-segment sales decreased $10.1 million, or 11.8%, from $85.1 million in fiscal 2014 to $75.0 million in fiscal 2015.  Year-over-year changes in foreign exchange rates had a net favorable impact of $3.2 million on net intra-segment and inter-segment sales.

Gross Profit

In fiscal 2015, gross profit increased $5.8 million, or 7.5%, to $83.0 million.  Gross profit as a percentage of sales increased 190 basis points in fiscal 2015 to 31.2%, compared to 29.3% in fiscal 2014.  The table below summarizes the gross profit trend by quarter for fiscal years 2015 and 2014:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2015	$22.4	$22.1	$19.0	$19.5	$83.0
2014	$20.7	$18.6	$16.5	$21.5	$77.3

% of Sales:
2015	34.5%	30.4%	31.2%	29.0%	31.2%
2014	31.1%	29.3%	27.2%	29.2%	29.3%

There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2015.  Gross margin for the year was favorably impacted by higher volumes, a favorable product mix, lower U.S. pension expense and favorable manufacturing absorption, partially offset by an unfavorable exchange impact.  The Company estimates the net favorable impact of increased volumes on gross margin in fiscal 2015 was approximately $4.9 million.  The favorable shift in product mix, primarily related to the growth experienced in the Company’s oil and gas transmission business, had an estimated favorable impact of $1.7 million.  U.S. pension expense included in cost of goods sold decreased by $0.5 million in fiscal 2015.  These favorable movements were partially offset by an unfavorable exchange impact of $1.8 million.  The net remaining favorable year-over-year variance was primarily driven by favorable manufacturing absorption and product mix.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $64.3 million were down $3.1 million, or 4.7%, compared to the prior fiscal year.  As a percentage of sales, ME&A expenses decreased to 24.2% of sales versus 25.5% of sales in fiscal 2014.  The reduction in fiscal 2015 compared to the prior year was heavily impacted by currency movements ($2.4 million), along with one-time prior year items related to professional services and an adjustment to the cash surrender value of life insurance policies, reduced bad debt expense, lower pension expense and aggressive cost containment measures across the global organization.  These savings were partially offset by an increase to bonus expense in fiscal 2015 ($3.1 million).

Restructuring of Operations

During the fourth quarter of fiscal 2015, the Company recorded a pre-tax restructuring charge of $3.3 million, or $0.29 per diluted share, associated with a reduction in workforce at its North American operation.  This restructuring resulted in a reduction of 79 people through a combination of early retirement and reduction in force.  During fiscal 2014, the Company recorded a pre-tax restructuring charge of $1.0 million, or $0.09 per diluted share, representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor unions.  The minimum legal indemnity of $0.5 million was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During fiscal 2014, the Company made cash payments of $0.9 million, resulting in an accrual balance at June 30, 2014 of $0.8 million.

Interest Expense

Interest expense of $0.6 million for the fiscal 2015 was down 35% versus fiscal 2014.  Total interest on the Company’s $60 million revolving credit facility (“revolver”) decreased 46% to $0.1 million in fiscal 2015.  The decrease can be attributed to an overall decrease in the average borrowings year-over-year.  The average borrowing on the revolver, computed monthly, decreased to $10.7 million in fiscal 2015, compared to $13.2 million in the prior fiscal year.  The interest rate on the revolver was a range of 1.16% to 1.85% in the prior fiscal year compared to a range of 1.16% to 1.20% in the current year.  The interest expense on the Company’s $25 million Senior Note decreased $0.2 million, or 36%, at a fixed rate of 6.05%, to $0.4 million, due to a lower remaining principal balance.

Other, Net

For the fiscal 2015 full year, Other, net increased by $0.9 million due primarily to favorable exchange movements related to the Japanese yen and Singapore dollar, along with the receipt of a life insurance benefit.

Income Taxes

The effective tax rate for the twelve months of fiscal 2015 was 28.4%, which is significantly lower than the prior year rate of 52.2%.  The full year effective rates are impacted by the non-deductibility of operating results in a certain foreign jurisdiction that is subject to a full valuation allowance.  Adjusting both fiscal years for the results of this jurisdiction, the fiscal 2015 full year rate would have been 30.9% compared to 32.7% for the same period in fiscal 2014.  The fiscal 2015 rate was favorably impacted by a change in the jurisdictional mix of earnings, along with favorable discrete items related to foreign earnings, and the reinstatement of the research and development credit for calendar 2015.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2015, the Company reported operating income in certain foreign jurisdictions where the loss carryforward period is unlimited. The Company has evaluated the likelihood of whether the net deferred tax assets related to these jurisdictions would be realized and concluded that based primarily upon the uncertainty in achieving sustained levels of improvement and uncertain exchange rates in these jurisdictions, (a) it is more likely than not that $3.6 million of deferred tax assets would not be realized; and that (b) a full valuation allowance on the balance of deferred tax assets relating to these jurisdictions continues to be necessary.  The Company recorded a net decrease in this valuation allowance of $2.0 million in fiscal 2015 due to lower cumulative operating losses in these jurisdictions.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Order Rates

As of June 30, 2015, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $34.4 million, or approximately 48% lower than the six-month backlog of $66.1 million as of June 30, 2014.  Along with an unfavorable exchange impact ($2.1 million), the Company’s backlog declined through the second half of fiscal 2015 as global demand for the Company’s oil and gas related products have been adversely impacted by the decline in oil prices.

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

There were a number of factors that impacted the Company’s overall gross margin rate in fiscal 2014.  Gross margin for the year was unfavorably impacted by lower volumes, which was largely offset by favorable product mix, lower U.S. pension expense, lower warranty expense and favorable manufacturing absorption.  The Company estimates the net unfavorable impact of lower volumes on gross margin in fiscal 2014 was approximately $9.3 million.  The favorable shift in product mix related to the modest growth experienced in the Company’s oil and gas transmission business had an estimated favorable impact of $0.6 million.  U.S. pension expense included in cost of goods sold decreased from $1.3 million in fiscal 2013 to $0.7 million in fiscal 2014.  In addition, warranty expense decreased by $2.7 million from $4.9 million in fiscal 2013 to $2.2 in fiscal 2014 (for additional information on the Company’s warranty expense, see Note F of the Notes to the consolidated financial statements).  The net remaining favorable year-over-year variance was primarily driven by favorable manufacturing absorption and product mix.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $67.4 million were down $0.5 million, or 0.7%, compared to the prior fiscal year.  As a percentage of sales, ME&A expenses increased to 25.5% of sales versus 23.8% of sales in fiscal 2013.  In the fiscal 2014 fourth quarter, the Company incurred expenses related to the investigation, severance costs and additional audit fees totaling $0.6 million associated with the previously announced discovery of accounting irregularities at its Belgian operation.  The investigation was completed in the fourth fiscal quarter and did not identify any additional matters requiring adjustment to the Company’s financial statements beyond the immaterial amounts recorded in the third quarter of fiscal 2014.  In addition, the Company recorded a $0.6 million net unfavorable adjustment related to the cash surrender value of various employee split-dollar life insurance policies in the fourth fiscal quarter, largely due to the rollout of a policy to the Company’s former Chief Executive Officer as a result of his retirement.  The Company also recorded a $0.3 million charge in the fiscal 2014 fourth quarter related to sales and use tax following the completion of a nexus study at its North American distribution operations.  Adjusting for these one-time items, ME&A expenses were down year-over-year due to a continued focus on controlled spending at the Company’s North American and European operations and lower stock-based compensation expense (a decrease of $1.5 million), partially offset by increased spending in the Company’s growing Asia operations and on corporate engineering and development projects.

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

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2014, the Company continued to incur operating losses in certain foreign jurisdictions where the loss carryforward period is unlimited.  The Company has evaluated the likelihood that the net deferred tax assets related to these jurisdictions will be realized and concluded that based primarily upon continuing losses in these jurisdictions and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.  Therefore, the Company recorded an additional valuation allowance of $1.9 million.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

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

Liquidity and Capital Resources

Fiscal Years 2015, 2014 and 2013

The net cash provided by operating activities in fiscal 2015 totaled $17.1 million, a decrease of $8.7 million, or approximately 33.7%, versus fiscal 2014.  The reduction compared to fiscal 2014 relates to an increase in accounts receivable, a reduction in accrued retirement benefits and an increase in a life insurance receivable.  These unfavorable movements were partially offset by a significant reduction in inventory.  Adjusted for an $8.1 million impact of foreign currency translation, net inventory decreased by $9.3 million compared to the prior fiscal year end. The majority of this decrease was seen at the Company’s North American operations in response to the decline in demand through the second half of the fiscal year.  Net inventory as a percentage of the six-month backlog increased from 148% as of June 30, 2014 to 232% as of June 30, 2015.  The increase in trade receivables compared to the prior year end relates to timing of shipments within the fourth quarter, along with a slight easing of payment patterns due to economic pressures in the oil and gas market.  The decrease in trade accounts payable is in line with the reduced purchase activity through the fourth quarter.

The net cash provided by operating activities in fiscal 2014 totaled $25.7 million, an increase of $1.3 million, or approximately 5%, versus fiscal 2013.  The increase was driven by a decrease in working capital, primarily inventories and accounts receivable, partially offset by lower net earnings.  Adjusted for the impact of foreign currency translation, net inventory decreased by $7.1 million.  From the end of the fiscal third quarter, inventory decreased $7.6 million.  The majority of the net decrease in inventory came at the Company’s North American and European manufacturing operations.  This decrease was driven by strong shipments to the Company’s global commercial marine transmission and Asian oil and gas markets.  Net inventory as a percentage of the six-month backlog decreased from 154% as of June 30, 2013 to 148% as of June 30, 2014.  The decrease in trade accounts receivable was a result of lower sales in the second half of fiscal 2014 compared to the same period in fiscal 2013, $134.3 million versus $144.2 million, respectively.  The increase in trade accounts payable was due to the timing of payments, as both inventory and volume were down in the quarter compared to the prior fiscal year.

The net cash provided by operating activities in fiscal 2013 totaled $24.5 million, an increase of $10.0 million, or approximately 70%, versus fiscal 2012.  The increase was driven by a decrease in working capital, primarily accounts receivable, partially offset by lower net earnings.  Adjusted for the impact of foreign currency translation, net inventory decreased by $0.2 million.  From the end of the fiscal third quarter, inventory decreased approximately $10 million.  The majority of the net decrease in inventory came at the Company’s North American manufacturing and Asian distribution operations.  This decrease was driven by strong shipments to the Company’s global commercial marine transmission and Asian oil and gas markets.  Net inventory as a percentage of the six-month backlog increased from 105% as of June 30, 2012 to 154% as of June 30, 2013.  The decrease in trade accounts receivable was a result of lower sales in the second half of fiscal 2013 compared to the same period in fiscal 2012, $144.2 million versus $191.6 million, respectively.  The decrease in trade accounts payable was due to a reduction in purchasing activity related to a significant decrease in inventory in the fourth quarter of fiscal 2013 ($10.2 million).

The net cash used for investing activities in fiscal 2015 of $6.8 million consisted primarily of capital expenditures for machinery and equipment and facility upgrades at our U.S., Belgian and Singapore facilities.  In fiscal 2015, the Company spent $9.0 million for capital expenditures, up from $7.2 million in fiscal 2014.  The Company also received a net reimbursement of premiums paid on executive split dollar life insurance policies during the year ($1.9 million) due to resignations and retirements.

The net cash used for investing activities in fiscal 2014 of $7.1 million consisted primarily of capital expenditures for machinery and equipment at our U.S. and Belgian manufacturing operations.  In fiscal 2014, the Company spent $7.2 million for capital expenditures, up from $6.6 million in fiscal 2013 and down from $13.7 million in fiscal 2012.

The net cash used for investing activities in fiscal 2013 of $6.5 million consisted primarily of capital expenditures for machinery and equipment at our U.S., Indian and Belgian manufacturing operations.  In fiscal 2013, the Company spent $6.6 million for capital expenditures, down from $13.7 million and $12.0 million in fiscal years 2012 and 2011, respectively.

In fiscal 2015, the net cash used by financing activities of $9.2 million consisted primarily of dividends paid to shareholders of the Company of $4.1 million and net payments of debt of $4.6 million.  During fiscal 2015, the Company did not purchase any shares as part of its Board-authorized stock repurchase program.  The Company has 315,000 shares remaining under its authorized stock repurchase plan.

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

Future Liquidity and Capital Resources

On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association.  Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $60,000,000.  The revolving credit commitment may be increased under the agreement by an additional $10,000,000 in the event that the conditions for “Incremental Loans” (as defined in the agreement) are satisfied.  In general, outstanding revolving credit loans will bear interest at LIBOR plus 1.00%.  The rate was 1.20% at June 30, 2015.  In addition to principal and interest payments, the Borrowers will be responsible for paying monthly commitment fees equal to 0.15% of the unused revolving credit commitment.  The Company has the option of making additional prepayments subject to certain limitations.  The Credit Agreement is scheduled to expire on May 31, 2018.  The outstanding balance of $10,208,000 at June 30, 2015 is classified as long-term debt.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated adjusted net worth, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at June 30, 2015, and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2015.  On August 3, 2015, the Credit Agreement was amended to revise the definition of EBITDA for the four consecutive fiscal quarters ending on and including June 30, 2015 to and including March 25, 2016 to add $3,300,000, reflective of the restructuring charge taken by the Company in the fourth quarter of the fiscal year ending June 30, 2015.  As of June 30, 2015, the Company was in compliance with these financial covenants with a four quarter EBITDA total of $29,755,000 and a funded debt to EBITDA ratio of 0.46.  The minimum adjusted net worth covenant fluctuates based upon actual earnings and the Company’s compliance with that covenant is based on the Company’s shareholders’ equity as adjusted by certain pension accounting items.  As of June 30, 2015, the minimum adjusted equity requirement was $124,741,000 compared to an actual of $173,528,000 after all required adjustments.

On June 30, 2014, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”).  Among other things, the Prudential Agreement: (a) amends and restates the “Note Agreement” between the Company and Purchasers dated as of April 10, 2006, as it has been amended from time to time (the “2006 Note Agreement”); and (b) sets forth the terms of the potential sale and purchase of up to $50,000,000 in “Shelf Notes” as defined in the Prudential Agreement (the “Shelf Notes”) by the Company to Prudential.  The notes sold by the Company to the Existing Holders under the 2006 Agreement (the “2006 Notes”) are deemed outstanding under, and are governed by, the terms of the Prudential Agreement.  The 2006 Notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum and mature on April 10, 2016.  The 2006 Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the 2006 Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $3,571,429 and $7,142,857 at June 30, 2015 and June 30, 2014, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at June 30, 2015 and June 30, 2014, respectively.  The remaining $3,571,429 was classified as long-term debt in fiscal 2014.  In addition to the interest payments and any mandatory principal payments required under the terms of the Shelf Note, the Company will pay an issuance fee of 0.10% of the aggregate principal balance of each of the Shelf Notes sold to, and purchased by, Prudential.  The Company may prepay the Shelf Notes or the 2006 Notes, subject to certain limitations.  At no time during the term of the Prudential Agreement may the aggregate outstanding principal amount of the 2006 Notes and the Shelf Notes exceed $35,000,000.  The Prudential Agreement includes financial covenants regarding minimum net worth, minimum EBITDA for the most recent four (4) fiscal quarters of $11,000,000 and a maximum total funded debt to EBITDA ratio of 3.0.  On August 3, 2015, the Prudential Agreement was amended to revise the definition of EBITDA for the four consecutive fiscal quarters ending on and including June 30, 2015 to and including March 25, 2016 to add $3,300,000, reflective of the restructuring charge taken by the Company in the fourth quarter of the fiscal year ending June 30, 2015.  As of June 30, 2015, the Company was in compliance with these financial covenants.  In addition, the Company will be required to make an offer to purchase the 2006 Notes and Shelf Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Prudential Agreement also includes certain covenants that limit, among other things, certain indebtedness, acquisitions and investments.  The Prudential Agreement also has a most favored lender provision whereby the Prudential Agreement shall be automatically modified to include any additional covenant or event of default that is included in any agreement evidencing, securing, guarantying or otherwise related to other indebtedness in excess of $1,000,000.

Four quarter EBITDA, total funded debt, and adjusted net worth are non-GAAP measures, and are included herein for the purpose of disclosing the status of the Company’s compliance with the four quarter EBITDA,  total funded debt to four quarter EBITDA ratio, and adjusted net worth covenants described above.  In accordance with the Company’s revolving loan agreements and the Prudential Agreement:

•
“Four quarter EBITDA” is defined as “the sum of (i) Net Income plus, to the extent deducted in the calculation of Net Income, (ii) interest expense, (iii) depreciation and amortization expense, (iv) income tax expense, and (v) $3,300,000 adjustment;” and

•
“Total funded debt” is defined as “(i) all Indebtedness for borrowed money (including without limitation, Indebtedness evidenced by promissory notes, bonds, debentures and similar interest-bearing instruments), plus (ii) all purchase money Indebtedness, plus (iii) the principal portion of capital lease obligations, plus (iv) the maximum amount which is available to be drawn under letters of credit then outstanding, all as

•
determined for the Company and its consolidated Subsidiaries as of the date of determination, without duplication, and in accordance with generally accepted accounting principles applied on a consistent basis.”

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

The Company’s total funded debt as of June 30, 2015 and June 30, 2014 was equal to the total debt reported on the Company’s June 30, 2015 and June 30, 2014 Consolidated Balance Sheet, and therefore no reconciliation is included herein.  The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended June 30, 2015:

Four Quarter EBITDA Reconciliation
Net Earnings Attributable to Twin Disc	$ 11,173,000
Depreciation & Amortization	10,161,000
Restructuring adjustment	3,300,000
Interest Expense	606,000
Income Taxes	4,515,000
Four Quarter EBITDA	$ 29,755,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$ 13,802,000
Divided by: Four Quarter EBITDA	29,755,000
Total Funded Debt to Four Quarter EBITDA	0.46

The following table sets forth the reconciliation of the Company’s reported shareholders’ equity to the calculation of adjusted net worth for the quarter ended June 30, 2015:

Total Twin Disc Shareholders’ Equity	$139,528,000
Permitted Benefit Plan Adjustments	34,000,000
Adjusted Net Worth	$173,528,000

As of June 30, 2015, the Company was in compliance with all of the covenants described above.  As of June 30, 2015, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $34.4 million, or approximately 48% lower than the six-month backlog of $66.1 million as of June 30, 2014.  The recent decrease in order backlog has been driven primarily by the slowdown in the global oil and gas market.  The Company does not expect to violate any of its financial covenants in fiscal 2016.  Based on its annual financial plan, the Company believes it is well positioned to generate sufficient EBITDA levels throughout fiscal 2016 in order to maintain compliance with the above covenants.  However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods due to the uncertainties in certain of its markets.  Please see the factors discussed under Item 1A, Risk Factors, of this Form 10-K for further discussion of this topic.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs.  The Company had $49.8 million of available borrowings on our $60 million revolving loan agreement as of June 30, 2015.  The Company expects to continue to generate enough cash from operations to meet our operating and investing needs.  As of June 30, 2015, the Company also had cash of $22.9 million, primarily at its overseas operations.  These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company.  In fiscal 2016, the Company expects to contribute $2.2 million to its defined benefit pension plans, the minimum contributions required.  However, if the Company elects to make voluntary contributions in fiscal 2016, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital decreased $10.3 million, or approximately 8%, in fiscal 2015, and the current ratio decreased from 3.2 at June 30, 2014 to 3.0 at June 30, 2015.  The decrease in net working capital was primarily driven by a decrease in inventories in fiscal 2015, partially offset by an increase in accounts receivable and a decrease in accounts payable.  The decrease in accounts payable is a function of reduced purchasing activity driven by reduced demand, while the increase to accounts receivable was the result of timing of shipments and a slowdown in payment patterns from certain customers impacted by delays in oil and gas related projects.

The Company expects capital expenditures to be approximately $11 million in fiscal 2016.  These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products as well as expanding capacity at facilities around the world.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements, other than operating leases, as of June 30, 2015 and 2014.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.  A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Revolving loan borrowing	$10,208	$ -	$10,208	$ -	$ -
Long-term debt, including current maturities	$ 3,594	$ 3,571	$ -	$ -	$ 23
Operating leases	$ 8,082	$ 2,955	$ 4,478	$ 638	$ 11

The table above does not include accrued interest of approximately $104,000 related to the revolving loan borrowing.  The table above also does not include tax liabilities for unrecognized tax benefits totaling $810,000, excluding related interest and penalties, as the timing of their resolution cannot be estimated.  See Note N of the Notes to the consolidated financial statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe.  The Company has established the Pension Committee of the Board of Directors to oversee the operations and administration of the defined benefit plans.  The Company estimates that fiscal 2016 contributions to all defined benefit plans will total $2,240,000.

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

Goodwill

In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that an impairment might exist.  The Company performs impairment reviews for its four reporting units using a fair-value method based on management’s judgments and assumptions or third party valuations.  The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value.  Based upon the goodwill impairment review completed at the end of fiscal 2015, it was determined that the fair value for each of the reporting units exceeded the carrying value and therefore goodwill was not impaired.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage.  Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date.  The approach used to determine the annual assumptions are as follows:

•
Discount Rate – based on the Towers Watson BOND:Link model at June 30, 2015 as applied to the expected payouts from the pension plans.  This yield curve is made up of Corporate Bonds rated AA or better.

•
Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

•	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
•	Retirement and Mortality Rates – based upon the IRS Generational Mortality Table for Annuitants and Non-Annuitants for fiscal 2013, 2014 and 2015.
•	Health Care Cost Trend Rates – developed based upon historical cost data, near-term outlook and an assessment of likely long-term trends.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2015, the Company reported operating income in certain foreign jurisdictions where the loss carryforward period is unlimited. The Company has evaluated the likelihood of whether the net deferred tax assets related to these jurisdictions would be realized and concluded that based primarily upon the uncertainty to achieve levels of sustained improvement and uncertain exchange rates in these jurisdictions, (a) it is more likely than not that $3.6 million of deferred tax assets would not be realized; and that (b) a full valuation allowance on the balance of deferred tax assets relating to these jurisdictions continues to be necessary.  The Company recorded a net decrease in this valuation allowance of $2.0 million in fiscal 2015 due to lower cumulative operating losses in these jurisdictions.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance intended to amend current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017).  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In August 2014, the FASB issued updated guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern.  The amendments in this guidance are effective for fiscal years ending after December 15, 2016 (the Company’s fiscal 2017), and interim periods within fiscal years beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

In June 2014, the FASB issued stock compensation guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017).  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In May 2014, the FASB issued updated guidance on revenue from contracts with customers.  This revenue recognition guidance supersedes existing U.S. GAAP guidance, including most industry-specific guidance.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance identifies steps to apply in achieving this principle.  This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019).  The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In April 2014, the FASB issued updated guidance on the reporting for discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations.  The new guidance also requires expanded financial disclosures about discontinued operations.  The amendments in this updated guidance are effective for the first quarter of the Company’s fiscal 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In July 2013, the FASB issued guidance stating that, except in certain defined circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 (the Company’s fiscal 2015).  The adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.

In March 2013, the FASB issued guidance on the parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity.  This guidance clarifies the circumstances under which the related cumulative translation adjustment should be released into net income.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 (the Company’s fiscal 2015).  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the LIBOR interest rate.  The Company currently has a $60 million revolving loan agreement, which is due to expire on May 31, 2018.   In accordance with the loan agreement as amended, the Company borrows at LIBOR plus an additional “Add-On” of 1.0%.  Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2015 to manage interest rate risk exposure.  A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $12,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum.  The Company does not utilize commodity price hedges to manage commodity price risk exposure.  Direct material cost as a percent of total cost of goods sold was 53.8% for fiscal 2015.

Currency risk - The Company has exposure to foreign currency exchange fluctuations.  Approximately 22 percent of the Company’s revenues in the year ended June 30, 2015 were denominated in currencies other than the U.S. dollar.  Of that total, approximately 61 percent was denominated in euros with the balance comprised of Japanese yen, Indian rupee, Swiss franc and the Australian and Singapore dollars.  The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries.  Foreign currency translation adjustments are recorded as a component of shareholders’ equity.  Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in Other Income (Expense), net in the Consolidated Statement of Operations and Comprehensive Income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2015 and 2014 was the euro.  At June 30, 2015 and 2014, the Company had no outstanding forward exchange contracts.

Item 8.  Financial Statements and Supplementary Data

See Consolidated Financial Statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$64,824	$72,691	$60,941	$67,334	$265,790
Gross profit	22,389	22,103	19,006	19,534	83,032
Net earnings attributable
to Twin Disc	4,043	3,747	2,946	437	11,173
Basic earnings per share
attributable to Twin Disc
common shareholders	0.36	0.33	0.26	0.04	0.99
Diluted earnings per share
attributable to Twin Disc
common shareholders	0.36	0.33	0.26	0.04	0.99
Dividends per share	0.09	0.09	0.09	0.09	0.36

2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$66,426	$63,212	$60,705	$73,566	$263,909
Gross profit	20,667	18,544	16,528	21,515	77,254
Net earnings (loss) attributable
to Twin Disc	1,277	518	(475)	2,324	3,644
Basic earnings (loss) per share
attributable to Twin Disc
common shareholders	0.11	0.05	(0.04)	0.20	0.32
Diluted earnings (loss) per share
attributable to Twin Disc
common shareholders	0.11	0.05	(0.04)	0.20	0.32
Dividends per share	0.09	0.09	0.09	0.09	0.36

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework (2013 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2015, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2015, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b).  Other Information
Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which is incorporated into this report by reference.  The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com.  If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief
Financial Officer, Chief Accounting Officer or Controller (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which is incorporated into this report by reference.  There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Executive Compensation," "Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation and Executive Development Committee Report,” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 23, 2015, is incorporated into this report by reference.  Discussion in the Proxy Statement under the caption “Compensation and Executive Development Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 23, 2015 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 23, 2015, which incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015, which is incorporated into this report by reference.

Item 14.  Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 23, 2015 under the heading “Fees to Independent Registered Public Accounting Firm.”

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2015 and June 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9(a).  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
September 14, 2015

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and 2014
(In thousands, except share amounts)

	2015	2014

ASSETS
Current assets:
Cash	$22,936	$24,757
Trade accounts receivable, net	43,883	40,219
Inventories	80,241	97,579
Deferred income taxes	4,863	4,779
Other	17,907	12,763

Total current assets	169,830	180,097

Property, plant and equipment, net	56,427	60,267
Goodwill, net	12,789	13,463
Deferred income taxes	4,878	2,556
Intangible assets, net	2,186	2,797
Other assets	3,752	7,805

	$249,862	$266,985

LIABILITIES and EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,571	$3,604
Accounts payable	20,729	22,111
Accrued liabilities	32,754	31,265

Total current liabilities	57,054	56,980

Long-term debt	10,231	14,800
Accrued retirement benefits	38,362	37,006
Deferred income taxes	1,093	1,778
Other long-term liabilities	2,955	4,110

	109,695	114,674
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000;
issued: none; no par value	-	-
Common shares authorized: 30,000,000;
issued: 13,099,468; no par value	12,259	11,973
Retained earnings	190,807	183,695
Accumulated other comprehensive loss	(35,481)	(15,943)

	167,585	179,725
Less treasury stock, at cost (1,832,121 and 1,837,595 shares, respectively)	28,057	28,141

Total Twin Disc shareholders' equity	139,528	151,584

Noncontrolling interest	639	727

Total equity	140,167	152,311

	$249,862	$266,985
The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended June 30, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
Net sales	$265,790	$263,909	$285,282
Cost of goods sold	182,758	186,655	205,257

Gross profit	83,032	77,254	80,025

Marketing, engineering and administrative expenses	64,264	67,406	67,899
Restructuring of operations	3,282	961	708
Impairment charge	-	-	1,405

Earnings from operations	15,486	8,887	10,013

Other income (expense):
Interest income	124	121	102
Interest expense	(606)	(936)	(1,435)
Other, net	896	24	557
	414	(791)	(776)

Earnings before income taxes and noncontrolling interest	15,900	8,096	9,237

Income taxes	4,515	4,226	4,986

Net earnings	11,385	3,870	4,251

Less: Net earnings attributable to noncontrolling interest	(212)	(226)	(369)

Net earnings attributable to Twin Disc	$11,173	$3,644	$3,882

Earnings per share data:
Basic earnings per share attributable to Twin Disc common shareholders	$0.99	$0.32	$0.34
Diluted earnings per share attributable to Twin Disc common shareholders	0.99	0.32	0.34

Weighted average shares outstanding data:
Basic shares outstanding	11,273	11,258	11,304
Dilutive stock awards	4	6	73

Diluted shares outstanding	11,277	11,264	11,377

Comprehensive (loss) income:
Net earnings	$11,385	$3,870	$4,251
Foreign currency translation adjustment	(14,119)	3,760	447
Benefit plan adjustments, net of income taxes of $(2,974),
$3,806 and $4,163, respectively	(5,499)	6,126	8,322
Comprehensive (loss) income	(8,233)	13,756	13,020
Comprehensive income attributable to noncontrolling interest	(132)	(156)	(240)

Comprehensive (loss) income attributable to Twin Disc	$(8,365)	$13,600	$12,780

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended June 30, 2015, 2014 and 2013
(In thousands)
	2015	2014	2013
Cash flows from operating activities:
Net earnings	$11,385	$3,870	$4,251
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation and amortization	10,161	10,657	10,838
Loss on sale of plant assets	215	26	287
Impairment charge	-	-	1,405
Stock compensation expense	696	1,184	2,681
Restructuring of operations	3,282	961	708
Provision for deferred income taxes	(442)	634	687
Changes in operating assets and liabilities:
Trade accounts receivable	(7,248)	7,076	17,636
Inventories	8,860	6,972	176
Other assets	(4,090)	2,198	(3,136)
Accounts payable	914	1,364	(2,457)
Accrued liabilities	380	(8,531)	(4,969)
Accrued/prepaid retirement benefits	(7,053)	(662)	(3,631)

Net cash provided by operating activities	17,060	25,749	24,476

Cash flows from investing activities:
Proceeds from sale of plant assets	279	103	315
Capital expenditures	(9,049)	(7,245)	(6,582)
Other, net	1,934	34	(231)

Net cash used by investing activities	(6,836)	(7,108)	(6,498)

Cash flows from financing activities:
Proceeds from senior notes	-	-	32
Payments of senior notes	(3,600)	(3,651)	(96)
Borrowings under revolving loan agreement	83,681	70,443	83,450
Repayments under revolving loan agreement	(84,674)	(75,544)	(88,382)
Proceeds from exercise of stock options	15	-	189
Acquisition of treasury stock	-	-	(3,069)
Dividends paid to shareholders	(4,061)	(4,059)	(4,078)
Dividends paid to noncontrolling interest	(220)	(487)	(204)
Excess tax benefits from stock compensation	(26)	524	1,451
Payments of withholding taxes on stock compensation	(313)	(2,169)	(1,700)

Net cash used by financing activities	(9,198)	(14,943)	(12,407)

Effect of exchange rate changes on cash	(2,847)	335	(548)

Net change in cash	(1,821)	4,033	5,023

Cash:
Beginning of year	24,757	20,724	15,701

End of year	$22,936	$24,757	$20,724

Supplemental cash flow information:
Cash paid during the year for:
Interest	$569	$989	$1,536
Income taxes	5,061	3,691	2,545

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the years ended June 30, 2015, 2014 and 2013
(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2012	$12,759	$184,306	$(34,797)	$(26,781)	$1,022	$136,509
Net earnings		3,882			369	4,251
Translation adjustments			576		(129)	447
Benefit plan adjustments, net of tax			8,322			8,322
Cash dividends		(4,078)			(204)	(4,282)
Compensation expense and windfall
tax benefits	2,894					2,894
Shares (acquired) issued, net	(2,470)			(2,109)		(4,579)
Balance at June 30, 2013	13,183	184,110	(25,899)	(28,890)	1,058	143,562

Net earnings		3,644			226	3,870
Translation adjustments			3,830		(70)	3,760
Benefit plan adjustments, net of tax			6,126			6,126
Cash dividends		(4,059)			(487)	(4,546)
Compensation expense and windfall
tax benefits	1,708					1,708
Shares (acquired) issued, net	(2,918)			749		(2,169)
Balance at June 30, 2014	11,973	183,695	(15,943)	(28,141)	727	152,311

Net earnings		11,173			212	11,385
Translation adjustments			(14,039)		(80)	(14,119)
Benefit plan adjustments, net of tax			(5,499)			(5,499)
Cash dividends		(4,061)			(220)	(4,281)
Compensation expense and windfall
tax benefits	668					668
Shares (acquired) issued, net	(382)			84		(298)
Balance at June 30, 2015	$12,259	$190,807	$(35,481)	$(28,057)	$639	$140,167

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses.  The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is included in equity.  Gains and losses from foreign currency transactions are included in earnings.  Included in other income (expense) are foreign currency transaction gains of $491,000, $293,000 and $642,000 in fiscal 2015, 2014 and 2013, respectively.

Cash--The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalent.  Under the Company’s cash management system, cash balances at certain banks are funded when checks are presented for payment.  To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank against which they were written, the amount of those un-presented checks is included in accounts payable.

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $2,183,000 and $3,637,000 at June 30, 2015 and 2014, respectively.  The Company records an allowance for doubtful accounts provision for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable.  The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions.  Various factors may adversely impact our customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain.  While the Company believes current allowances for doubtful accounts are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and short term borrowings approximate fair value because of the immediate short-term maturity of these financial instruments.  If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as described in Note M.  The fair value of the Company’s 6.05% Senior Notes due April 10, 2016 was approximately $3,726,000 and $7,605,000 at June 30, 2015 and 2014, respectively.  The fair value of the Senior Notes is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities.  This rate was represented by the U.S.Treasury Three-Year Yield Curve Rate (1.01% and 0.88% for fiscal 2015 and 2014, respectively), plus the current add-on related to the Company’s revolving loan agreement (1.00% for both fiscal 2015 and 2014) resulting in a total rate of 2.01% and 1.88% for fiscal 2015 and 2014, respectively.  See Note G, “Debt” for the related book value of this debt instrument.  The Company’s revolving loan agreement approximates fair value at June 30, 2015.  If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy, as described in Note M.

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

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables.  These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates.  Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged.  The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions.  Gains and losses on these contracts are recorded in other income (expense) as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period.  The primary currency to which the Company was exposed in fiscal 2015 and 2014 was the euro.  At June 30, 2015 and 2014, the Company had no outstanding forward exchange contracts.

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

Property, Plant and Equipment and Depreciation--Assets are stated at cost.  Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred.  Expenditures for major renewals and betterments are capitalized and depreciated.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets.  The lives assigned to buildings and related improvements range from 10 to 40 years, and the lives assigned to machinery and equipment range from 5 to 15 years.  Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings.  Fully depreciated assets are not removed from the accounts until physically disposed.

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  For property, plant and equipment and other long-lived assets, excluding indefinite-lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists.  If an impairment is determined to exist, any related impairment loss is calculated based on fair value.  Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to determine the fair value, including third party valuations when necessary.

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

Goodwill and Other Intangibles--Goodwill and other indefinite-lived intangible assets, primarily tradenames, are tested for impairment at least annually on the last day of the Company’s fiscal year and more frequently if an event occurs which indicates the asset may be impaired.  If applicable, goodwill and other indefinite-lived intangible assets not subject to amortization have been assigned to reporting units for purposes of impairment testing based upon the relative fair value of the asset to each reporting unit.

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

Impairment of goodwill is measured according to a two step approach.  In the first step, the fair value of a reporting unit, as defined, is compared to the carrying value of the reporting unit, including goodwill.  The fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to determine the fair value, including third party valuations.  For purposes of the June 30, 2015 impairment analysis, the Company has utilized discounted cash flow analyses.  If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any.  In the second step, the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit.  If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

Based upon the goodwill impairment review completed in conjunction with the preparation of the annual financial statements at the end of fiscal 2015, which incorporates management’s best estimates of economic and market conditions over the projected period and a weighted-average cost of capital that reflects current market conditions, it was determined that the fair value of goodwill for each of the reporting units exceeded the carrying value and therefore goodwill was not impaired.

The fair value of the Company’s other intangible assets with indefinite lives, primarily tradenames, is estimated using the relief-from-royalty method, which requires assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate.  The Company completed the impairment testing of indefinite-lived intangibles as of June 30, 2015 and concluded there were no impairments.

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

Out-of-Period Adjustments--During the first quarter of fiscal 2014, the Company recorded out-of-period adjustments related to the correction of errors identified late in the year-end closing process of fiscal 2013 that were deemed immaterial for adjustment to the fiscal 2013 financial statements.  The impact of these corrections to the fiscal 2014 first quarter and full year results was to increase earnings before income taxes and noncontrolling interest by $437,000 and increase net earnings attributable to Twin Disc by $69,000 (after considering applicable tax effects).  The nature of these errors is as follows:

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

The Company does not believe these errors were material to its financial statements for any prior period, nor that the correction of these errors was material to the year ended June 30, 2014.

During the third quarter of fiscal 2015, the Company recorded an out-of-period adjustment for the correction of an error related to tax expense.  More specifically, the Company understated tax expense by $175,000 for the year ended June 30, 2014.

The impact of the correction of this error was to decrease net earnings by $175,000 for the fiscal year ended June 30, 2015.  The Company does not believe this error is material to its financial statements for any prior period, nor that the correction of these errors was material to the year ended June 30, 2015, or any of the quarters therein.

During the fourth quarter of 2015, the Company recorded an out-of-period adjustment to correct an error related to an understatement of its accrued retirement benefits for certain of its international benefit plans that contain minimum guarantees of approximately $470,000.  The impact of this correction was to increase comprehensive loss by $470,000.  The Company does not believe this error is material to its financial statements for any prior period, nor that the correction of this error is material to the year ended June 30, 2015.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance intended to amend current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts.  The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017).  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In August 2014, the FASB issued updated guidance intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern.  The amendments in this guidance are effective for fiscal years ending after December 15, 2016 (the Company’s fiscal 2017), and interim periods within fiscal years beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

In June 2014, the FASB issued stock compensation guidance requiring that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017).  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In May 2014, the FASB issued updated guidance on revenue from contracts with customers.  This revenue recognition guidance supersedes existing U.S. GAAP guidance, including most industry-specific guidance.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance identifies steps to apply in achieving this principle.  This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019).  The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In April 2014, the FASB issued updated guidance on the reporting for discontinued operations.  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations.  The new guidance also requires expanded financial disclosures about discontinued operations.  The amendments in this updated guidance are effective for the first quarter of the Company’s fiscal 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In July 2013, the FASB issued guidance stating that, except in certain defined circumstances, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 (the Company’s fiscal 2015).  The adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.

In March 2013, the FASB issued guidance on the parent company’s accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity.  This guidance clarifies the circumstances under which the related cumulative translation adjustment should be released into net income.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 (the Company’s fiscal 2015).  The adoption of this guidance did not have a material impact on the Company’s financial statements.

B.  INVENTORIES

The major classes of inventories at June 30 were as follows (in thousands):

	2015	2014
Finished parts	$ 56,982	$ 66,418
Work-in-process	8,292	12,419
Raw materials	14,967	18,742

	$ 80,241	$ 97,579

Inventories stated on a LIFO basis represent approximately 28% of total inventories at June 30, 2015 and 2014.  The approximate current cost of the LIFO inventories exceeded the LIFO cost by $26,816,000 and $27,180,000 at June 30, 2015 and 2014, respectively.  The Company had reserves for inventory obsolescence of $8,167,000 and $7,591,000 at June 30, 2015 and 2014, respectively.

C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows (in thousands):

	2015	2014
Land	$ 6,646	$ 5,310
Buildings	44,110	44,540
Machinery and equipment	133,432	141,665

	184,188	191,515
Less: accumulated depreciation	127,761	131,248

	$ 56,427	$ 60,267

Depreciation expense for the years ended June 30, 2015, 2014 and 2013 was $9,922,000, $10,180,000 and $10,120,000, respectively.

D. GOODWILL AND OTHER INTANGIBLES

The changes in the carrying amount of goodwill, substantially all of which is allocated to the manufacturing segment, for the years ended June 30, 2015 and 2014 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Net Book Value

Balance at June 30, 2013	$ 16,902	($ 3,670)	$ 13,232
Translation adjustment	231	-	231

Balance at June 30, 2014	17,133	(3,670)	13,463
Translation adjustment	(674)	-	(674)

Balance at June 30, 2015	$ 16,459	($ 3,670)	$ 12,789

The Company conducted its annual assessment for goodwill impairment during the fourth fiscal quarter of 2015 and concluded these assets are not impaired.

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization (in thousands):

		2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$ 3,015	($ 2,505)	$ -	$ 510
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,653	(194)	-	1,459
Other	6,476	(5,278)	(1,194)	4

	$13,272	($10,022)	($ 1,277)	$ 1,973

		2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$ 3,015	($ 2,445)	$ -	$ 570
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	2,009	(100)	-	1,909
Other	6,482	(5,193)	(1,194)	95

	$13,634	($ 9,783)	($ 1,277)	$ 2,574

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

Intangible amortization expense for the years ended June 30, 2015, 2014 and 2013 was $239,000, $477,000 and $718,000, respectively.  Estimated intangible amortization expense for each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2016	$ 146
2017	141
2018	141
2019	141
2020	141
Thereafter	1,263
$1,973

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2015 and 2014 are $213,000 and $223,000, respectively.  These assets are comprised of acquired tradenames.

E.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows (in thousands):

	2015	2014
Salaries and wages	$ 8,568	$ 6,648
Retirement benefits	3,773	4,909
Warranty	3,310	3,917
Customer advances/deferred revenue	2,602	3,082
Restructuring	3,776	785
Distributor rebate	2,989	3,242
Other	7,736	8,682

	$32,754	$31,265

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

	2015	2014

Reserve balance, July 1	$5,968	$5,701
Current period expense	1,989	2,214
Payments or credits to customers	(2,332)	(2,055)
Translation adjustment	(380)	108

Reserve balance, June 30	$5,245	$5,968

The current portion of the warranty accrual ($3,310,000 and $3,917,000 for fiscal 2015 and 2014, respectively) is reflected in accrued liabilities, while the long-term portion ($1,935,000 and $2,051,000 for fiscal 2015 and 2014, respectively) is included in other long-term liabilities on the Consolidated Balance Sheets.

G.  DEBT

Notes Payable:

Notes payable consists of amounts borrowed under unsecured line of credit agreements.  These lines of credit may be withdrawn at the option of the banks.  The following is aggregate borrowing information at June 30 (in thousands):

	2015	2014

Available credit lines	$ 1,689	$ 3,372
Unused credit lines	1,689	3,372

Total notes payable	$ -	$ -

Weighted-average interest
rates on credit lines	5.8%	2.9%

Long-term Debt:

Long-term debt consisted of the following at June 30 (in thousands):

	2015	2014

Revolving loan agreement	$10,208	$11,200
10-year unsecured senior notes	3,571	7,143
Capital lease obligations	-	29
Other long-term debt	23	32

Subtotal	13,802	18,404
Less: current maturities	(3,571)	(3,604)

Total long-term debt	$10,231	$14,800

On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association.  Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $60,000,000.  The revolving credit commitment may be increased under the agreement by an additional $10,000,000 in the event that the conditions for “Incremental Loans” (as defined in the agreement) are satisfied.  In general, outstanding revolving credit loans will bear interest at LIBOR plus 1.00%. The rate was 1.20% and 1.16% at June 30, 2015 and June 30, 2014, respectively.  In addition to principal and interest payments, the Company will be responsible for paying monthly commitment fees equal to 0.15% of the unused revolving credit commitment.  The Company has the option of making additional prepayments subject to certain limitations.  The Credit Agreement is scheduled to expire on May 31, 2018.  The outstanding balance of $10,208,000 and $11,200,000 at June 30, 2015 and June 30, 2014, respectively, is classified as long-term debt.  This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness.  Financial covenants include a minimum consolidated adjusted net worth amount, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at June 30, 2015, and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2015.  On August 3, 2015, the Credit Agreement was amended to revise the definition of EBITDA for the four consecutive fiscal quarters ending on and including June 30, 2015 to and including March 25, 2016 to add $3,300,000, reflective of the restructuring charge taken by the Company in the fourth quarter of the fiscal year ending June 30, 2015.  As of June 30, 2015, the Company was in compliance with these financial covenants.  The minimum adjusted net worth covenant fluctuates based upon actual earnings and the Company’s compliance with that covenant is based on the Company’s shareholders’ equity as adjusted by certain pension accounting items.  As of June 30, 2015, the minimum adjusted equity requirement was $124,741,000, and the Company was in compliance with this covenant.

On June 30, 2014, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”).  Among other things, the Prudential Agreement: (a) amends and restates the “Note Agreement” between the Company and Purchasers dated as of April 10, 2006, as it has been amended from time to time (the “2006 Agreement”); and (b) sets forth the terms of the potential sale and purchase of up to $50,000,000 in “Shelf Notes” as defined in the Prudential Agreement (the “Shelf Notes”) by the Company to Prudential.  The notes sold by the Company to the Existing Holders under the 2006 Agreement (the “2006 Notes”) are deemed outstanding under, and are governed by, the terms of the Prudential Agreement.  The 2006 Notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum and mature on April 10, 2016.  The 2006 Notes mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company

was obligated to make quarterly payments of interest during the term of the 2006 Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive.  The outstanding balance was $3,571,429 and $7,142,857 at June 30, 2015 and June 30, 2014, respectively.  Of the outstanding balance, $3,571,429 was classified as a current maturity of long-term debt at June 30, 2015 and June 30, 2014, respectively.  The remaining $3,571,429 on June 30, 2014 was classified as long-term debt.  In addition to the interest payments and any mandatory principal payments required under the terms of the Shelf Note, the Company will pay an issuance fee of 0.10% of the aggregate principal balance of each of the Shelf Notes sold to, and purchased by, Prudential.  The Company may prepay the Shelf Notes or the 2006 Notes, subject to certain limitations.  At no time during the term of the Prudential Agreement may the aggregate outstanding principal amount of the 2006 Notes and the Shelf Notes exceed $35,000,000.  The Prudential Agreement includes financial covenants regarding minimum net worth, minimum EBITDA for the most recent four (4) fiscal quarters of $11,000,000 and a maximum total funded debt to EBITDA ratio of 3.0.  On August 3, 2015, the Prudential Agreement was amended to revise the definition of EBITDA for the four consecutive fiscal quarters ending on and including June 30, 2015 to and including March 25, 2016 to add $3,300,000, reflective of the restructuring charge taken by the Company in the fourth quarter of the fiscal year ending June 30, 2015.  As of June 30, 2015, the Company was in compliance with these financial covenants.  In addition, the Company will be required to make an offer to purchase the 2006 Notes and Shelf Notes upon a Change of Control, and any such offer must include the payment of a Yield-Maintenance Amount.  The Prudential Agreement also includes certain covenants that limit, among other things, certain indebtedness, acquisitions and investments.  The Prudential Agreement also has a most favored lender provision whereby the Prudential Agreement shall be automatically modified to include any additional covenant or event of default that is included in any agreement evidencing, securing, guarantying or otherwise related to other indebtedness in excess of $1,000,000.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows (in thousands):

Fiscal Year
2016	$ 3,571
2017	-
2018	10,208
2019	-
2020	-
Thereafter	23
$13,802

H.  LEASE COMMITMENTS
Approximate future minimum rental commitments under noncancellable operating leases are as follows (in thousands):

Fiscal Year
2016	$ 2,955
2017	2,568
2018	1,910
2019	406
2020	232
Thereafter	11
$ 8,082

Total rent expense for operating leases approximated $3,550,000, $3,920,000 and $3,863,000 in fiscal 2015, 2014 and 2013, respectively.

I.  SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2015, 2014 and 2013 was 11,267,347, 11,261,873 and 11,212,952, respectively.  At June 30, 2015, 2014 and 2013, treasury stock consisted of 1,832,121, 1,837,595 and 1,886,516 shares of common stock, respectively.  The Company issued 49,314, 51,921 and 123,997 shares of treasury stock in fiscal 2015, 2014 and 2013, respectively, to fulfill its obligations under the stock option plans and restricted stock grants.  The Company also recorded forfeitures of 46,240 and 3,000 shares of previously issued restricted stock in fiscal 2015 and 2014, respectively.  The difference between the cost of treasury shares and the option price is recorded in common stock.
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

Cash dividends per share were $0.36, $0.36 and $0.36 in fiscal 2015, 2014 and 2013, respectively.

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

The components of accumulated other comprehensive loss included in equity as of June 30, 2015 and 2014 are as follows (in thousands):

	2015	2014
Translation adjustments	$ 6,740	$ 20,779
Benefit plan adjustments, net of income taxes
of $24,411 and $21,436, respectively	(42,221)	(36,722)
Accumulated other comprehensive loss	$(35,481)	$(15,943)

A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the years ended June 30, 2014 and June 30, 2015 is as follows:
	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2013	$ 16,949	($42,848)
Other comprehensive loss before reclassifications	3,830	3,950
Amounts reclassified from accumulated other comprehensive income	-	2,176
Net current period other comprehensive income	3,830	6,126
Balance at June 30, 2014	$ 20,779	($36,722)

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2014	$ 20,779	($36,722)
Other comprehensive loss before reclassifications	(14,039)	(7,518)
Amounts reclassified from accumulated other comprehensive income	-	2,019
Net current period other comprehensive income	(14,039)	(5,499)
Balance at June 30, 2015	$ 6,740	($42,221)

A reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the year ended June 30, 2014 is as follows:
Amount Reclassified
Amortization of benefit plan items
Actuarial losses	($3,496)
Transition asset and prior service benefit	(31)
Total before tax benefit	(3,527)
Tax benefit	1,351
Total reclassification net of tax	($2,176)

A reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the year ended June 30, 2015 is as follows:
Amount Reclassified
Amortization of benefit plan items
Actuarial losses	($3,074)
Transition asset and prior service benefit	(36)
Total before tax benefit	(3,110)
Tax benefit	1,091
Total reclassification net of tax	($2,019)

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

Net sales by product group is summarized as follows (in thousands):
	2015	2014	2013
Industrial	$ 42,078	$ 41,188	$ 48,110
Land based transmissions	76,450	67,055	68,535
Marine and propulsion systems	141,137	149,432	162,823
Other	6,125	6,234	5,814
Total	$265,790	$263,909	$285,282

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

Information about the Company's segments is summarized as follows (in thousands):

	Manufacturing	Distribution	Total
2015

Net sales	$240,085	$100,708	$340,793
Intra-segment sales	19,901	6,961	26,862
Inter-segment sales	44,864	3,277	48,141
Interest income	171	33	204
Interest expense	946	-	946
Income taxes	7,312	1,459	8,771
Depreciation and amortization	8,106	482	8,588
Net earnings attributable to Twin Disc	14,409	5,013	19,422
Assets	254,749	53,759	308,508
Expenditures for segment assets	7,335	1,271	8,606

2014

Net sales	$227,590	$121,389	$348,979
Intra-segment sales	18,416	9,926	28,342
Inter-segment sales	53,960	2,768	56,728
Interest income	311	22	333
Interest expense	2,565	45	2,610
Income taxes	6,233	1,432	7,665
Depreciation and amortization	8,566	549	9,115
Net earnings attributable to Twin Disc	7,029	6,285	13,314
Assets	254,652	57,233	311,885
Expenditures for segment assets	6,429	315	6,744

2013

Net sales	$245,592	$130,360	$375,952
Intra-segment sales	16,140	15,127	31,267
Inter-segment sales	55,746	3,657	59,403
Interest income	479	19	498
Interest expense	3,248	62	3,310
Income taxes	5,112	1,630	6,742
Depreciation and amortization	8,817	497	9,314
Net earnings attributable to Twin Disc	10,141	5,840	15,981
Assets	258,617	56,965	315,582
Expenditures for segment assets	5,705	349	6,054

The following is a reconciliation of reportable segment net sales, net earnings and assets to the Company’s consolidated totals (in thousands):

	2015	2014	2013
Net sales:
Total net sales from reportable segments	$340,793	$348,979	$375,952
Elimination of inter-company sales	(75,003)	(85,070)	(90,670)
Total consolidated net sales	$265,790	$263,909	$285,282

Net earnings attributable to Twin Disc:
Total net earnings from
reportable segments	$ 19,422	$ 13,314	$ 15,981
Other corporate expenses	(8,249)	(9,670)	(12,099)
Total consolidated net earnings
attributable to Twin Disc	$ 11,173	$ 3,644	$ 3,882
Assets
Total assets for reportable segments	$308,508	$311,885
Corporate assets and eliminations	(58,646)	(44,900)
Total consolidated assets	$249,862	$266,985

Other significant items (in thousands):

	Segment		Consolidated
	Totals	Adjustments	Totals
2015
Interest income	$ 204	$ (80)	$ 124
Interest expense	946	(340)	606
Income taxes	8,771	(4,256)	4,515
Depreciation and amortization	8,588	1,573	10,161
Expenditures for segment assets	8,606	443	9,049

2014
Interest income	$ 333	$ (212)	$ 121
Interest expense	2,610	(1,674)	936
Income taxes	7,665	(3,439)	4,226
Depreciation and amortization	9,115	1,542	10,657
Expenditures for segment assets	6,744	501	7,245

2013
Interest income	$ 498	$ (396)	$ 102
Interest expense	3,310	(1,875)	1,435
Income taxes	6,742	(1,756)	4,986
Depreciation and amortization	9,314	1,524	10,838
Expenditures for segment assets	6,054	528	6,582

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows (in thousands):

	2015	2014	2013
Net sales
United States	$131,198	$108,380	$127,844
China	19,712	33,830	29,119
Italy	14,457	17,396	19,140
Singapore	13,856	12,703	14,214
Canada	13,661	9,277	10,846
Other countries	72,906	82,323	84,119

Total	$265,790	$263,909	$285,282

Net sales by geographic region are based on product shipment destination.

	2015	2014
Long-lived assets
United States	$ 40,822	$ 46,821
Switzerland	7,686	8,196
Belgium	6,709	7,450
Italy	2,376	3,531
Other countries	2,586	2,074

Total	$ 60,179	$ 68,072

One customer, Sewart Supply, Inc. (a distributor of Twin Disc), accounted for approximately 11%, 11% and 11% of consolidated net sales in fiscal 2015, 2014 and 2013, respectively.

K.  STOCK-BASED COMPENSATION

During fiscal 2011, the Company adopted the Twin Disc, Incorporated 2010 Stock Incentive Plan for Non-Employee Directors (the “Directors’ Plan”), a plan to grant non-employee directors equity based awards up to 250,000 shares of common stock, and the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan (the “Incentive Plan”), a plan under which officers and key employees may be granted equity based awards up to 650,000 shares of common stock.  The Directors’ Plan may grant options to purchase shares of common stock, at the discretion of the board, to non-employee directors who are elected or reelected to the board, or who continue to serve on the board.  Such options carry an exercise price equal to the fair market value of the Company’s common stock as of the date of grant, vest immediately, and expire ten years after the date of grant.  Options granted under the Incentive Plan are determined to be non-qualified or incentive stock options as of the date of grant, and may carry a vesting schedule.  For options under the Incentive Plan that are intended to qualify as incentive stock options, if the optionee owns more than 10% of the total combined voting power of the Company’s stock, the price will not be less than 110% of the grant date fair market value and the options expire five years after the date of grant.  There were no incentive options granted to a greater than 10% shareholder during the years presented. There were no options outstanding under the Directors’ Plan and the Incentive Plan as of June 30, 2015 and 2014.

The Company has 19,200 non-qualified stock options outstanding as of June 30, 2015 under the Twin Disc, Incorporated Plan for Non-Employee Directors and Twin Disc, Incorporated 2004 Stock Incentive Plans.  The 2004 plans were terminated during 2011, except options then outstanding will remain so until exercised or until they expire.

Shares available for future options as of June 30 were as follows:

	2015	2014
2010 Long-Term Incentive Compensation Plan	447,730	466,589
2010 Stock Incentive Plan for Non-employee Directors	171,986	193,858

Stock option transactions under the plans during 2015 were as follows:

		Weighted	Weighted Average	Aggregate
		Average	Remaining Contractual	Intrinsic
	2015	Price	Life (years)	Value

Non-qualified stock options:
Options outstanding
at beginning of year	21,600	$ 14.88
Granted	-	-
Canceled/expired	-	-
Exercised	(2,400)	6.23

Options outstanding at June 30	19,200	$ 15.96	3.31	$81,492

Options price range
($10.01 - $27.55)

Number of shares	19,200

Weighted average price	$ 15.96

Weighted average remaining life	3.31 years

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

During fiscal 2015, 2014 and 2013 the Company granted no non-qualified stock options and all non-qualified stock options from prior periods have fully vested.  As a result, no compensation cost has been recognized in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2015, 2014 and 2013, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2015, 2014 and 2013 was approximately $55,000, $0 and $539,000, respectively.

In fiscal 2015, 2014 and 2013, the Company granted a target number of 15,861, 43,154 and 28,255 performance stock unit awards, respectively, to various employees of the Company, including executive officers.  The performance stock unit awards granted in fiscal 2015 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017.  The performance stock unit awards granted in fiscal 2015 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 13,621.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2015.  The performance stock unit awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Unit Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock unit awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 22,205.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2014.  The performance stock unit awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance stock units that can be awarded if the target objective is exceeded is 22,487.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock unit awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 29,855, 41,160 and 42,962 unvested performance stock unit awards outstanding at June 30, 2015, 2014 and 2013, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2015 was $27.24.  The performance stock unit awards are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period.  The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense (income) for the year ended June 30, 2015, 2014 and 2013 related to the performance stock unit award grants, approximated $0, $0 and $1,238,000, respectively.  At June 30, 2015, the Company had $537,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015 and 2014 awards.  The total fair value of performance stock unit awards vested in fiscal 2015, 2014 and 2013 was $0, $0 and $2,787,000, respectively.  The performance stock unit awards are cash based, and are thus recorded as a liability on the Company’s Consolidated Balance Sheets.  As of June 30, 2015, there were no awards included in “Liabilities” due to actual results to date and the low probability of achieving any of the threshold performance levels.

In fiscal 2015, 2014 and 2013, the Company granted a target number of 16,261, 17,312 and 28,535 performance stock awards, respectively, to various employees of the Company, including executive officers.  The performance stock awards granted in fiscal 2015 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017.  The performance stock awards granted in fiscal 2015 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 14,101.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2015.  The performance stock awards granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the Performance Stock Award Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016.  The performance stock awards granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 17,038.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2014.  The performance stock awards granted in fiscal 2013 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 30,635.  Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the performance stock awards granted in fiscal 2013 and has reversed previously recognized expenses related to these awards during the second quarter of fiscal 2013.  There were 25,949, 44,712 and 42,141 unvested performance stock awards outstanding at June 30, 2015, 2014 and 2013, respectively.  The fair value of the stock awards (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest.  The compensation expense for the year ended June 30, 2015, 2014 and 2013, related to performance stock awards, approximated $0, $0 and $209,000, respectively.  The weighted average grant date fair value of the unvested awards at June 30, 2015 was $27.36.  At June 30, 2015, the Company had $710,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015 and 2014 awards.  The total fair value of performance stock awards vested in fiscal 2015, 2014 and 2013 was $0, $0 and $2,055,000, respectively.

In addition to the performance shares mentioned above, the Company has unvested restricted stock outstanding that will vest if certain service conditions are fulfilled.  The fair value of the restricted stock grants is recorded as compensation over the vesting period, which is generally 1 to 3 years.  During fiscal 2015, 2014 and 2013, the Company granted 59,494, 51,004 and 83,729 service based restricted shares, respectively, to employees and non-employee directors in each year.  A total of 46,240, 3,000 and 30,532 shares of restricted stock were forfeited during fiscal 2015, 2014 and 2013, respectively.  There were 94,183, 116,297 and 186,469 unvested shares outstanding at June 30, 2015, 2014 and 2013, respectively.  Compensation expense of $696,000, $1,184,000 and $1,234,000 was recognized during the year ended June 30, 2015, 2014 and 2013, respectively, related to these service-based awards. The total fair value of restricted stock grants vested in fiscal 2015, 2014 and 2013 was $993,000, $3,053,000 and $2,177,000, respectively.  As of June 30, 2015, the Company had $923,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

L.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products.  Research and development costs charged to operations totaled $2,288,000, $3,028,000 and $3,058,000 in fiscal 2015, 2014 and 2013, respectively.  Total engineering and development costs were $11,091,000, $10,900,000 and $10,242,000 in fiscal 2015, 2014 and 2013, respectively.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2015 and 2014 was June 30.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive income as of June 30 (in thousands):
			Other
	Pension		Postretirement
	Benefits		Benefits
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation, beginning of year	$123,832	$125,846	$16,584	$17,739
Service cost	465	536	30	37
Interest cost	4,862	5,425	579	659
Actuarial loss (gain)	8,384	1,221	882	(60)
Contributions by plan participants	154	174	547	581
Settlements	-	(121)	-	-
Benefits paid	(9,964)	(9,249)	(2,250)	(2,372)

Benefit obligation, end of year	$127,733	$123,832	$ 16,372	$ 16,584

Change in plan assets:
Fair value of assets, beginning of year	$102,495	$ 94,723	$ -	$ -
Actual return on plan assets	5,828	14,031	-	-
Employer contribution	6,168	2,816	1,703	1,791
Contributions by plan participants	154	174	547	581
Benefits paid	(9,964)	(9,249)	(2,250)	(2,372)

Fair value of assets, end of year	$104,681	$102,495	$ -	$ -

Funded status	$(23,052)	$(21,337)	$ (16,372)	$(16,584)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$ 638	$ 680	$ -	$ -
Accrued liabilities - current	(764)	(1,189)	(2,040)	(2,418)
Accrued retirement benefits - noncurrent	(22,926)	(20,828)	(14,332)	(14,166)

Net amount recognized	$(23,052)	$(21,337)	$(16,372)	$(16,584)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$ 296	$ 340	$ -	$ -
Actuarial net loss	38,613	33,220	3,312	3,163

Net amount recognized	$ 38,909	$ 33,560	$ 3,312	$ 3,163

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified domestic defined benefit and other postretirement benefit plans are as follows (in thousands):
		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$ 35	$ -
Actuarial net loss	3,646	728

Net amount to be recognized	$3,681	$ 728

The accumulated benefit obligation for all defined benefit pension plans was approximately $127,733,000 and $123,832,000 at June 30, 2015 and 2014, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets (in thousands):
	June 30
	2015	2014
Projected and accumulated benefit obligation	$126,242	$122,045
Fair value of plan assets	102,552	100,028

Components of Net Periodic Benefit Cost (in thousands):
	Pension Benefits
	2015	2014	2013
Service cost	$ 465	$ 536	$ 367
Interest cost	4,862	5,425	5,399
Expected return on plan assets	(7,272)	(6,591)	(6,382)
Settlement loss	-	-	5
Amortization of transition obligation	36	32	35
Amortization of actuarial net loss	2,436	2,894	3,357

Net periodic benefit cost	$ 527	$ 2,296	$ 2,781

	Other Postretirement Benefits
	2015	2014	2013
Service cost	$ 30	$ 37	$ 34
Interest cost	579	659	766
Amortization of actuarial net loss	638	602	792

Net periodic benefit cost	$1,247	$1,298	$1,592

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2015 (Pre-tax, in thousands):
	Pension	Other Postretirement Benefits
Net loss	$ 9,406	$ 882
Amortization of transition asset	(36)	-
Amortization of net (loss) gain	(2,436)	(638)
Total recognized in other comprehensive income	6,934	244
Net periodic benefit cost	527	1,247
Total recognized in net periodic benefit cost and
other comprehensive income	$ 7,461	$ 1,491

Additional Information

Assumptions (as of June 30, 2015 and 2014)

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used
to determine benefit obligations
at June 30
	2015	2014	2015	2014
Discount rate	4.05%	4.06%	3.93%	3.76%
Expected return on plan assets	7.11%	7.39%

Weighted average assumptions used
to determine net periodic benefit
cost for years ended June 30

				Other
	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.06%	4.35%	4.20%	3.76%	3.99%	4.20%
Expected return on plan assets	7.39%	7.41%	7.50%

The assumed weighted-average healthcare cost trend rate was 7.8% in 2015, grading down to 5% in 2022.  A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $336,000 and the service and interest cost by approximately $13,000.  A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $322,000 and the service and interest cost by approximately $12,000.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2015 and 2014 by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2015	2014
Equity securities	65%	62%	65%
Debt securities	25%	25%	23%
Real estate	10%	13%	12%

	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above.  The U.S. pension plans held 98,211 shares of Company stock with a fair market value of $1,830,653 (1.8 percent of total plan assets) at June 30, 2015 and 98,211 shares with a fair market value of $3,245,874 (3.2 percent of total plan assets) at June 30, 2014.

The plans have a long-term return assumption of 7.25%.  This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories.

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments

Level II	Unadjusted quoted prices in active markets for similar instruments, or

Unadjusted quoted prices for identical or similar instruments in markets that are not active, or

Other inputs that are observable in the market or can be corroborated by observable market data

Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2015 (in thousands):

	Total	Level I	Level II	Level III
Cash and cash equivalents	$ 1,034	$ 1,034	$ -	$ -
Equity securities:
U.S. (a)	28,035	28,035	-	-
International (b)	14,819	10,649	4,170	-
Fixed income (c)	22,615	8,993	13,622	-
Annuity contracts (d)	9,508	-	-	9,508
Real estate (e)	12,770	-	12,770	-
Other (f)	15,900	-	-	15,900
Total	$104,681	$48,711	$30,562	$25,408

The following table presents plan assets using the fair value hierarchy as of June 30, 2014 (in thousands):

	Total	Level I	Level II	Level III
Cash and cash equivalents	$ 965	$ 965	$ -	$ -
Equity securities:
U.S. (a)	30,727	30,727	-	-
International (b)	16,676	10,785	5,891	-
Fixed income (c)	21,892	7,603	14,289	-
Annuity contracts (d)	6,340	-	-	6,340
Real estate (e)	11,206	-	11,206	-
Other (f)	14,689	-	-	14,689
Total	$102,495	$50,080	$31,386	$21,029

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

(e)  Real estate investments invested in common collective trusts and other mutual funds holding real estate investments.  They are valued at the net asset value (“NAV”) as determined by the custodian of the fund.  The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.  Level 2 investments represent funds where regular opportunities exist for the Company to sell the holdings, whereas Level 3 investments represent funds where less frequent opportunities exist during the year for the Company to sell its holding in the funds.

(f)  Other consists of hedged equity mutual funds. These investments are valued at the net asset value (“NAV”) as determined by the custodian of the fund.  The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2015 and 2014 (in thousands):

	Annuity
	Contracts	Other
Balance – June 30, 2014	$ 6,340	$14,689
Actual return on plan assets:
Relating to assets still held at reporting date	2,978	1,211
Relating to assets sold during the period	-	-
Purchases, sales and settlements, net	190	-
Transfers in and/or out of Level III	-	-

Balance – June 30, 2015	$ 9,508	$ 15,900
	Annuity
	Contracts	Real Estate	Other
Balance – June 30, 2013	$ 5,819	$ 3,012	$13,153
Actual return on plan assets:
Relating to assets still held at reporting date	433	-	1,536
Relating to assets sold during the period	-	257	-
Purchases, sales and settlements, net	88	(3,269)	-
Transfers in and/or out of Level III	-	-	-

Balance – June 30, 2014	$ 6,340	$ -	$ 14,689

Cash Flows

Contributions

The Company expects to contribute $2,240,000 to its defined benefit pension plans in fiscal 2016.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

		Other Postretirement Benefits
	Pension	Gross	Part D	Net Benefit
	Benefits	Benefits	Reimbursement	Payments
2016	$10,446	$2,379	$ -	$2,379
2017	9,927	2,349	-	2,349
2018	10,913	1,844	-	1,844
2019	9,756	1,734	-	1,734
2020	9,231	1,584	-	1,584
Years 2021- 2025	40,355	6,157	-	6,157

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees.  These plans provide for employer contributions based primarily on employee participation.  The total expense under the plans was $2,526,000, $2,218,000 and $2,074,000 in fiscal 2015, 2014 and 2013, respectively.

N.  INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows (in thousands):

	2015	2014	2013

United States	$ 5,614	$1,107	$3,935
Foreign	10,286	6,989	5,302

	$15,900	$8,096	$9,237

The provision (benefit) for income taxes is comprised of the following (in thousands):

	2015	2014	2013
Currently payable:
Federal	$1,607	$ 651	$1,745
State	518	104	(234)
Foreign	2,832	2,837	2,788

	4,957	3,592	4,299
Deferred:
Federal	408	1,309	1,122
State	5	(95)	439
Foreign	(855)	(580)	(874)

	(442)	634	687
	$4,515	$4,226	$4,986

The components of the net deferred tax asset as of June 30 are summarized in the table below (in thousands).

	2015	2014
Deferred tax assets:
Retirement plans and employee benefits	$15,157	$13,692
Foreign tax credit carryforwards	-	706
Federal tax credits	-	160
State net operating loss and other state credit carryforwards	369	348
Inventory	1,789	1,672
Reserves	2,587	2,578
Foreign NOL carryforwards	3,539	6,090
Accruals	584	681
Other assets	568	(54)

	24,593	25,873
Deferred tax liabilities:
Property, plant and equipment	7,221	8,650
Intangibles	4,778	5,528
Other liabilities	451	711

	12,450	14,889

Valuation Allowance	(3,577)	(5,593)

Total net deferred tax assets	$ 8,566	$ 5,391

Note: $82,000 and $166,000 of this net deferred tax position is included in Accrued Liabilities at June 30, 2015 and 2014, respectively.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  During fiscal 2015, the Company reported operating income in certain foreign jurisdictions where the loss carryforward period is unlimited. The Company has evaluated the likelihood of whether the net deferred tax assets related to these jurisdictions would be realized and concluded that based primarily upon the uncertainty to achieve levels of sustained improvement and uncertain exchange rates in these jurisdictions, (a) it is more likely than not that $3,577,000 of deferred tax assets would not be realized; and that (b) a full valuation allowance on the balance of deferred tax assets relating to these jurisdictions continues to be necessary.  The company recorded a net decrease in valuation allowance of $2,016,000 in fiscal 2015 due to lower cumulative operating losses in these jurisdictions.  Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2015	2014	2013

U.S. federal income tax at 35%	$5,491	$2,754	$3,104
Increases (reductions) in tax resulting from:
Foreign tax items	362	(291)	88
State taxes	32	228	296
Valuation allowance	(1,121)	1,551	1,216
Change in prior year estimate	157	139	309
Research and development tax credits	(337)	(267)	(526)
Section 199 deduction	(96)	(109)	(84)
Unrecognized tax benefits	5	183	539
Other, net	22	38	44
	$4,515	$4,226	$4,986

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely.  The Company reaffirms its position that these earnings remain permanently invested, and has no plans to repatriate funds to the U.S. for the foreseeable future.  These earnings relate to ongoing operations and were approximately $3,045,000 at June 30, 2015.  Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.  It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings.  The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2011 through 2015 for our major operations in Italy, Belgium and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2012.  The Company has approximately $810,000 of unrecognized tax benefits as of June 30, 2015, which, if recognized would impact the effective tax rate.  During the fiscal year the amount of unrecognized tax benefits decreased primarily due to settlements with various taxing authorities.  During the next twelve months, the Company does not anticipate any significant changes in unrecognized tax benefits.  The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits (in thousands):
	June 30, 2015	June 30, 2014
Unrecognized tax benefits, beginning of year	$ 1,603	$ 1,556
Additions based on tax positions related to the prior year	-	7
Additions based on tax positions related to the current year	184	173
Reductions based on tax positions related to the prior year	(3)	-
Subtractions due to statutes closing	(60)	(1)
Settlements with Taxing Authorities	(914)	(132)
Unrecognized tax benefits, end of year	$ 810	$1,603

Substantially all of the Company’s unrecognized tax benefits as of June 30, 3015, if recognized, would affect the effective tax rate.  As of June 30, 2015 and 2014, the amounts accrued for interest and penalties totaled $62,000 and $309,000, respectively, and are not included in the reconciliation above.

O.  CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, are not presently determinable.  Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows, either individually or in the aggregate.

P.  RESTRUCTURING OF OPERATIONS

During the fourth quarter of fiscal 2015, the Company committed to a restructuring plan to reduce costs and improve efficiencies at its North American manufacturing operations.  This restructuring resulted in a reduction of 79 people through a combination of early retirement and reduction in force.  The restructuring was meant to be a proactive measure to offset the impact low oil and gas prices had on the demand from its customers.  The Company recorded a pre-tax restructuring charge of $3,282,000 in the fourth quarter of fiscal 2015, upon announcement of the intended restructuring action.  During fiscal 2015, the Company made no cash payments, resulting in an accrual balance of $3,282,000 at June 30, 2015.

During fiscal 2014, the Company recorded a pre-tax restructuring charge of $961,000 representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor unions.  The minimum legal indemnity of $548,000 was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action.  During fiscal 2014, the Company made cash payments of $857,000, resulting in an accrual balance at June 30, 2014 of $785,000.  The Company made additional payments of $156,000 during fiscal 2015, resulting in a June 30, 2015 balance of $494,000 after a foreign exchange impact of $135,000.  This remaining obligation relates to increased pension benefits agreed to as part of the restructuring and is expected to be paid out over the next several years.

TWIN DISC, INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended June 30, 2015, 2014 and 2013 (in thousands)

		-----------Additions----------
	Balance at	Charged to			Balance at
	Beginning	Costs and	Net		End of
Description	of Period	Expenses	Acquired	Deductions(1)	Period

2015:

Allowance for losses on
accounts receivable	$3,637	$ 304	$ -	$1,758	$2,183

Deferred tax valuation
allowance	$5,593	$ 805	$ -	$2,821	$3,577

2014:

Allowance for losses on
accounts receivable	$2,884	$1,169	$ -	$ 416	$3,637

Deferred tax valuation
allowance	$3,724	$2,140	$ -	$271	$5,593

2013:

Allowance for losses on
accounts receivable	$2,194	$1,385	$ -	$ 695	$2,884

Deferred tax valuation
allowance	$3,811	$1,112	$ -	$1,199 (2)	$3,724

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

September 14, 2015	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 14, 2015	By: /s/ DAVID B. RAYBURN
David B. Rayburn
Chairman of the Board

September 14, 2015	By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

September 14, 2015	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

September 14, 2015	By: /s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller (Chief Accounting Officer)

September 14, 2015	Michael Doar, Director
Janet P. Giesselman, Director
Michael C. Smiley, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Attorney in Fact)

EXHIBIT INDEX

TWIN DISC, INCORPORATED
10-K for Year Ended June 30, 2015
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
d)
The Amended and Restated Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 5, 2015). File No. 001-07635.

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
l)
Form of Performance Stock Award Grant Agreement for award of performance shares on July 31, 2015 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 5, 2015). File No. 001-07635.

m)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 31, 2015 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 5, 2015). File No. 001-07635.
n)
Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

o)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.4, 10.5 and 10.6 of the Company’s Form 8-K dated August 5, 2014). File No. 001-07635.
p)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
q)
Credit Agreement Between Twin Disc, Incorporated, Twin Disc International, S.A., and Wells Fargo Bank, National Association, dated June 30, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 3, 2014).  File No. 001-07635.

r)
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

s)
August 3, 2015 Amendment to Credit Agreement Between Twin Disc, Incorporated, Twin Disc International, S.A., and Wells Fargo Bank, National Association, dated June 30, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 5, 2015).  File No. 001-07635.

t)
August 3, 2015 Amendment to Amended and Restated Note Purchase and Private Shelf Agreement Between Twin Disc, Incorporated, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, Security Benefit Life Insurance Company, Inc., Prudential Annuities Life Assurance Corporation, and Mutual of Omaha Insurance Company (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 5, 2015).  File No. 001-07635.

Exhibit	Description	Included Herewith
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X