Form 10-Q
period 2015-09-25
TWIN DISC INC
filed 2015-11-04
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 25, 2015

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

Yes √           No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).          Yes √           No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer                         Accelerated Filer √

Non-accelerated filer                         Smaller reporting company__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No √

At October 26, 2015, the registrant had 11,351,924 shares of its common stock outstanding.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 25,	June 30,
	2015	2015

ASSETS
Current assets:
Cash	$23,036	$22,936
Trade accounts receivable, net	31,290	43,883
Inventories	77,047	80,241
Deferred income taxes	3,776	4,863
Other	13,261	17,907
Total current assets	148,410	169,830

Property, plant and equipment, net	55,366	56,427
Goodwill, net	12,779	12,789
Deferred income taxes	12,931	4,878
Intangible assets, net	2,169	2,186
Other assets	4,137	3,752

Total assets	$235,792	$249,862

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,571	$3,571
Accounts payable	18,418	20,729
Accrued liabilities	28,946	32,754
Total current liabilities	50,935	57,054

Long-term debt	10,696	10,231
Accrued retirement benefits	37,157	38,362
Deferred income taxes	1,052	1,093
Other long-term liabilities	2,222	2,955

Total liabilities	102,062	109,695

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	11,517	12,259
Retained earnings	185,465	190,807
Accumulated other comprehensive loss	(36,529)	(35,481)
	160,453	167,585
Less treasury stock, at cost (1,776,074 and 1,832,121 shares, respectively)	27,200	28,057

Total Twin Disc shareholders' equity	133,253	139,528

Noncontrolling interest	477	639

Total equity	133,730	140,167

Total liabilities and equity	$235,792	$249,862

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended
	September 25,	September 26,
	2015	2014

Net sales	$37,373	$64,824
Cost of goods sold	29,183	42,435
Gross profit	8,190	22,389

Marketing, engineering and administrative expenses	15,240	15,910
Other operating income	(500)	-
(Loss) earnings from operations	(6,550)	6,479

Interest expense	91	164
Other (income) expense, net	(158)	(340)
	(67)	(176)

(Loss) earnings before income taxes and noncontrolling interest	(6,483)	6,655
Income taxes	(2,208)	2,593

Net (loss) earnings	(4,275)	4,062
Less: Net earnings attributable to noncontrolling interest, net of tax	(48)	(19)

Net (loss) earnings attributable to Twin Disc	$(4,323)	$4,043

Dividends per share	$0.09	$0.09

(Loss) earnings per share data:
Basic (loss) earnings per share attributable to Twin Disc common shareholders	$(0.39)	$0.36
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	$(0.39)	$0.36

Weighted average shares outstanding data:
Basic shares outstanding	11,313	11,270
Dilutive stock awards	-	6

Diluted shares outstanding	11,313	11,276

Comprehensive income:
Net (loss) earnings	$(4,275)	$4,062
Benefit plan adjustments, net of income taxes of $423 and $290, respectively	739	488
Foreign currency translation adjustment	(1,805)	(4,328)
Comprehensive (loss) income	(5,341)	222
Less: Comprehensive income attributable to noncontrolling interest	(29)	(28)

Comprehensive (loss) income attributable to Twin Disc	$(5,370)	$194

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarter Ended
	September 25,	September 26,
	2015	2014

Cash flows from operating activities:
Net (loss) earnings	$(4,275)	$4,062
Adjustments to reconcile net (loss) earnings to net cash (used) provided by operating activities:
Depreciation and amortization	2,221	2,564
Other non-cash changes, net	(6,628)	962
Net change in operating assets and liabilities	6,310	(7,209)

Net cash (used) provided by operating activities	(2,372)	379

Cash flows from investing activities:
Proceeds from sale of business (see Note L)	3,500	-
Proceeds from life insurance policy	1,907	-
Acquisitions of fixed assets	(1,403)	(2,175)
Proceeds from sale of fixed assets	79	89
Other, net	(185)	(166)

Net cash provided (used) by investing activities	3,898	(2,252)

Cash flows from financing activities:
Payments of notes payable	-	(29)
Borrowings under revolving loan agreement	22,780	21,750
Repayments under revolving loan agreement	(22,315)	(16,550)
Proceeds from exercise of stock options	-	15
Dividends paid to shareholders	(1,019)	(1,015)
Dividends paid to noncontrolling interest	(192)	(219)
Excess tax benefits (shortfall) from stock compensation	52	(31)
Payments of withholding taxes on stock compensation	(190)	(314)

Net cash (used) provided by financing activities	(884)	3,607

Effect of exchange rate changes on cash	(542)	(791)

Net change in cash	100	943

Cash:
Beginning of period	22,936	24,757

End of period	$23,036	$25,700

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair presentation of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for June 30, 2015. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

In May 2014, the FASB issued updated guidance on revenue from contracts with customers. This revenue recognition guidance supersedes existing U.S. GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies steps to apply in achieving this principle. This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (the Company’s fiscal 2020). The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In July 2015, the FASB issued guidance intended to simplify the measurement of inventory and to closely align with International Financial Reporting Standards. Current guidance requires inventories to be measured at the lower of cost or market. Under this new guidance, inventories other than those measured under LIFO are to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is to be applied prospectively, and is effective for fiscal years beginning after December 15, 2016 (the Company’s fiscal 2018). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In July 2015, the FASB issued guidance to reduce complexity in employee benefit plan accounting, which is consistent with its Simplification Initiative of improving areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This guidance update consists of several parts that affect the reporting of defined benefit pension plans, defined contribution pension plans, and their fair value measurements, among others. This guidance is effective for fiscal years beginning after December 15, 2015 (the Company’s fiscal 2017). The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

B.	Inventory

The major classes of inventories were as follows (in thousands):

	Sept. 25,	June 30,
	2015	2015
Inventories:
Finished parts	$50,917	$56,982
Work in process	9,346	8,292
Raw materials	16,784	14,967

	$77,047	$80,241

C.     Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the quarter ended September 25, 2015 and September 26, 2014 (in thousands):

	Sept. 25,	Sept. 26,
	2015	2014

Reserve balance, beginning of period	$5,245	$5,968
Current period (income) expense	(303)	546
Payments or credits to customers	(721)	(541)
Translation	(1)	(138)

Reserve balance, end of period	$4,220	$5,835

The current portion of the warranty accrual ($2,986,000 and $3,681,000 for fiscal 2016 and 2015, respectively) is reflected in accrued liabilities, while the long-term portion ($1,234,000 and $2,154,000 for fiscal 2016 and 2015, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows (in thousands):

	For the Quarter Ended
	Sept. 25,	Sept. 26,
	2015	2014
Net sales
Manufacturing segment sales	$29,580	$60,274
Distribution segment sales	20,201	24,011
Inter/Intra segment elimination - manufacturing	(8,477)	(17,394)
Inter/Intra segment elimination – distribution	(3,931)	(2,067)

	$37,373	$64,824

Net (loss) earnings attributable to Twin Disc
Manufacturing segment net (loss) earnings	$(2,769)	$5,171
Distribution segment net earnings	475	1,178
Corporate and eliminations	(2,029)	(2,306)

	$(4,323)	$4,043

	Sept. 25,	June 30,
	2015	2015
Assets

Manufacturing segment assets	$238,017	$254,749
Distribution segment assets	52,805	53,759
Corporate assets and elimination of inter‑company assets	(55,030)	(58,646)

	$235,792	$249,862

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2016 and 2015, the Company granted a target number of 60,466 and 15,561 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2016 PSAs will vest if the Company achieves (a) performance-based target objectives relating to average annual sales and consolidated economic profit, and (b) relative Total Shareholder Return (“TSR”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2018. These PSAs are subject to adjustment if the Company’s net sales, economic profit and relative TSR for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 90,699. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing as compensation expense for the portion of the PSAs relating to the performance-based measure. Compensation expense relating to the relative TSR portion is recognized based on the grant date fair value over the vesting period.

The fiscal 2015 PSAs will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the PSA Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017. These PSAs are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 14,101. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for these PSAs.

There were 86,415 and 54,863 unvested PSAs outstanding at September 25, 2015 and September 26, 2014, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. There was no compensation expense for the quarters ended September 25, 2015 and September 26, 2014, related to PSAs. The weighted average grant date fair value of the unvested awards at September 25, 2015 was $19.31. At September 25, 2015, the Company had $1,669,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2016, 2015 and 2014 awards. The total fair value of PSAs vested as of September 25, 2015 and September 26, 2014 were $0.

Performance Stock Unit Awards (“PSU”)

During the first quarter of fiscal 2015, the Company granted a target number of 15,561 PSUs to various employees of the Company, including executive officers. There were no grants of PSUs during the first quarter of fiscal 2016. The fiscal 2015 PSUs will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the PSU Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017. These PSUs are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of PSUs that can be awarded if the target objective is exceeded is 13,621. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for the fiscal 2015 PSUs.

There were 29,855 and 52,041 unvested PSUs outstanding at September 25, 2015 and September 26, 2014, respectively. The weighted average grant date fair value of the unvested awards at September 25, 2015 was $27.24. PSUs are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period. The fair-value of the PSUs is expensed over the performance period for the shares that are expected to ultimately vest. There was no compensation expense for the quarters ended September 25, 2015 and September 26, 2014, related to PSUs. At September 25, 2015, the Company had $359,000 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015 and 2014 awards. The total fair value of PSU awards vested as of September 25, 2015 and September 26, 2014 were $0. The PSU awards are cash based, and would therefore be recorded as a liability on the Company’s consolidated balance sheets. As of September 25, 2015 and June 30, 2015, there were no awards included in liabilities in our consolidated balance sheets due to actual results to date and the low probability of achieving any of the threshold performance levels.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2016 and 2015, the Company granted 68,408 and 31,122 service based restricted shares, respectively, to employees in each year. There were 133,379 and 105,642 unvested shares outstanding at September 25, 2015 and September 26, 2014, respectively. Compensation expense of $355,000 and $108,000 was recognized for the quarters ended September 25, 2015 and September 26, 2014, respectively. The total fair value of restricted stock grants vested as of September 25, 2015 and September 26, 2014 was $461,000 and $654,000, respectively. As of September 25, 2015, the Company had $1,658,000 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended
	Sept. 25,	Sept. 26,
	2015	2014

Pension Benefits:
Service cost	$130	$119
Interest cost	1,225	1,222
Expected return on plan assets	(1,692)	(1,681)
Amortization of transition obligation	9	9
Amortization of net loss	908	609
Net periodic benefit cost	$580	$278

Postretirement Benefits:
Service cost	$7	$8
Interest cost	151	145
Amortization of net actuarial loss	182	159
Net periodic benefit cost	$340	$312

The Company expects to contribute approximately $2,240,000 to its pension plans in fiscal 2016. As of September 25, 2015, $869,000 in contributions have been made.

The Company has reclassified $739,000 (net of $423,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 25, 2015. The Company has reclassified $488,000 (net of $290,000 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 26, 2014. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the quarters ended September 25, 2015 and September 26, 2014, the Company’s effective income tax rate was 34.1% and 39.0% respectively. Expected foreign earnings are lower compared to prior year by $7,300,000. This resulted in lower foreign income inclusions and foreign tax credits, reducing the effective tax rate by 3.2%. Overall non-deductible expenses decreased by $550,000, reducing the effective tax rate by an additional 1.1%. The first quarter of fiscal 2016 rate reflects the impact of an expected domestic loss this year.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Due to recent operating losses in a foreign jurisdiction, the Company has evaluated the realizability of the net deferred tax assets related to that jurisdiction. This evaluation concluded that, based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.

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

The Company has approximately $895,000 of unrecognized tax benefits, including related interest and penalties, as of September 25, 2015, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 25, 2015. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2011 through 2015 for the major operations in Italy, Canada, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2011. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2010 through 2015. In the upcoming quarter the Company will commence an income tax audit by the state of Minnesota covering the period fiscal 2011 through fiscal 2013. During this quarter, the Company was notified and began an audit in Belgium. It is reasonably possible that at least one of these audit cycles will be completed during fiscal 2016.

I.     Goodwill and Other Intangibles

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the quarter ended September 25, 2015 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Impairment	Net Book Value

Balance at June 30, 2015	$16,459	$(3,670)	$12,789
Sale of business	(25)	-	(25)
Translation adjustment	15	-	15

Balance at September 25, 2015	$16,449	$(3,670)	$12,779

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of September 25, 2015 and June 30, 2015 were as follows (in thousands):

	September 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$3,015	$(2,520)	$-	$495
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,678	(215)	-	1,463
Other	6,476	(5,279)	(1,194)	3

	$13,297	$(10,059)	$(1,277)	$1,961

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$3,015	$(2,505)	$-	$510
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,653	(194)	-	1,459
Other	6,476	(5,278)	(1,194)	4

	$13,272	$(10,022)	$(1,277)	$1,973

The weighted average remaining useful life of the intangible assets included in the table above is approximately 15 years.

Intangible amortization expense was $37,000 for the quarter ended September 25, 2015, and $62,000 for the quarter ended September 26, 2014, respectively. Estimated intangible amortization expense for the remainder of fiscal 2016 and each of the next five fiscal years is as follows (in thousands):

Fiscal Year
2016	$110
2017	142
2018	142
2019	142
2020	142
2021	142

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 25, 2015 and June 30, 2015 are $208,000 and $213,000, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at September 25, 2015 and June 30, 2015 consisted of the following (in thousands):

	September 25,	June 30,
	2015	2015

Revolving loan	$10,672	$10,208
10-year unsecured senior notes	3,571	3,571
Other	24	23
Subtotal	14,267	13,802
Less: current maturities and short-term borrowings	(3,571)	(3,571)
Total long-term debt	$10,696	$10,231

The revolving loan and unsecured senior notes listed above are subject to certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants, as defined, include a minimum consolidated net worth, a minimum EBITDA for the most recent four fiscal quarters, and a maximum total funded debt to EBITDA ratio. As of September 25, 2015, the Company was in compliance with these covenants.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. This rate was represented by the US Treasury Three-Year Yield Curve Rate (1.00% and 1.01% for September 25, 2015 and June 30, 2015, respectively), plus the current add-on related to the revolving loan agreement (1.00% for September 25, 2015 and June 30, 2015) resulting in a total rate of 2.00% and 2.01% for September 26, 2015 and June 30, 2015, respectively. The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $3,691,000 and $3,726,000 at September 26, 2015 and June 30, 2015, respectively. The Company’s revolving loan agreement approximates fair value at September 25, 2015 and June 30, 2015. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

The Company from time to time makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315,000 shares as of the September 25, 2015 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the current quarter.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarter of 2015 and 2016 (in thousands):

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2014	$11,973	$183,695	$(15,943)	$(28,141)	$727	$152,311

Net income		4,043			19	4,062
Translation adjustments			(4,337)		9	(4,328)
Benefit plan adjustments, net of tax			488			488
Cash dividends		(1,015)			(219)	(1,234)
Compensation expense and windfall tax benefits	77					77
Shares (acquired) issued, net	(342)			44		(298)

Balance, September 26, 2014	$11,708	$186,723	$(19,792)	$(28,097)	$536	$151,078

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2015	$12,259	$190,807	$(35,481)	$(28,057)	$639	$140,167

Net (loss) income		(4,323)			48	(4,275)
Translation adjustments			(1,787)		(18)	(1,805)
Benefit plan adjustments, net of tax			739			739
Cash dividends		(1,019)			(192)	(1,211)
Compensation expense and windfall tax benefits	303					303
Shares (acquired) issued, net	(1,045)			857		(188)

Balance, September 25, 2015	$11,517	$185,465	$(36,529)	$(27,200)	$477	$133,730

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarter ended September 26, 2014, and September 25, 2015, are as follows:

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2014	$20,779	$(36,722)
Other comprehensive loss before reclassifications	(4,337)	-
Amounts reclassified from accumulated other comprehensive income	-	488
Net current period other comprehensive (loss) income	(4,337)	488
Balance at September 26, 2014	$16,442	$(36,234)

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2015	$6,740	$(42,221)
Other comprehensive loss before reclassifications	(1,787)	51
Amounts reclassified from accumulated other comprehensive income	-	688
Net current period other comprehensive (loss) income	(1,787)	739
Balance at September 25, 2015	$4,953	$(41,482)

Reconciliations for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter ended September 26, 2014 are as follows:

	Amount Reclassified
	Quarter Ended
	September 26, 2014
Amortization of benefit plan items
Actuarial losses	$768	(a)
Transition asset and prior service benefit	9	(a)
Total before tax benefit	777
Tax benefit	289
Total reclassification net of tax	$488

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

Reconciliations for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter ended September 25, 2015 are as follows:

	Amount Reclassified
	Quarter Ended
	September 25, 2015
Amortization of benefit plan items
Actuarial losses	$1,090	(a)
Transition asset and prior service benefit	9	(a)
Total before tax benefit	1,099
Tax benefit	411
Total reclassification net of tax	$688

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

On September 25, 2015, the Company, as part of its initiative to focus resources on core manufacturing and product development activities aimed at improving profitability, entered into an asset purchase agreement with one of its major distributor customers. Under this agreement, the Company sold distribution rights to its southeastern U.S. territories and certain assets, consisting primarily of inventories, for $4,100,000. The proceeds from the sale of distribution rights of $600,000 are deferred and will be amortized into revenue through June 2016, the initial term of the distribution agreement. The gain on sale of $500,000 is recorded as other operating income in the statement of operations in fiscal 2016. This gain is subject to purchase price adjustment, under the terms of the agreement. Any adjustments to this amount will be recorded in the quarter in which it is determined.

During the fourth quarter of fiscal 2015, the Company committed to a restructuring plan to reduce costs and improve efficiencies at its North American manufacturing operations. This restructuring resulted in a reduction of 79 people through a combination of early retirement and reduction in force. The restructuring was meant to be a proactive measure to offset the impact low oil and gas prices had on the demand from its customers. The Company recorded a pre-tax restructuring charge of $3,282,000 in the fourth quarter of fiscal 2015, upon announcement of the intended restructuring action. During fiscal 2015, the Company made no cash payments, resulting in an accrual balance of $3,282,000 at June 30, 2015. The Company made payments of $2,089,000 and recorded $71,000 additional expense in the first quarter of fiscal 2016, resulting in a September 25, 2015 balance of $1,264,000.

During the first quarter of fiscal 2014, the Company recorded a pre-tax restructuring charge of $1,094,000 representing the incremental cost above the minimum legal indemnity for a targeted workforce reduction at its Belgian operation, following finalization of negotiations with the local labor union. The minimum legal indemnity of $548,000 was recorded in the fourth quarter of fiscal 2013, upon announcement of the intended restructuring action. During fiscal 2014 and fiscal 2015, the Company made cash payments of $857,000 and $156,000, respectively, resulting in a June 30, 2015 balance of $494,000 after a favorable foreign exchange impact of $135,000. The Company made additional payments of $23,000 in the first quarter of fiscal 2016, resulting in a September 25, 2015 balance of $473,000 after an unfavorable foreign exchange impact of $2,000. This remaining obligation relates to increased pension benefits agreed to as part of the restructuring and is expected to be paid out over the next several years.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated fiscal 2015 financial statements and related notes.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2015 could cause actual results to be materially different from what is presented here.

Results of Operations

(In thousands)
	Quarter Ended
	September 25,		September 26,
	2015	%	2014	%
Net sales	$37,373		$64,824
Cost of goods sold	29,183		42,435

Gross profit	8,190	21.9%	22,389	34.5%

Marketing, engineering and administrative expenses	15,240	40.8%	15,910	24.5%
Other operating income	(500)		-

(Loss) earnings from operations	$(6,550)	(17.5%)	$6,479	10.0%

Comparison of the First Quarter of FY 2016 with the First Quarter of FY 2015

Net sales for the first quarter decreased 42.3%, or $27.5 million, to $37.4 million from $64.8 million in the same period a year ago. Currency translation had an unfavorable impact on fiscal 2016 sales compared to the prior year totaling $4.5 million due to the strengthening of the U.S. dollar against the euro and Asian currencies. Adjusting for constant currency, sales declined 35.4% compared to the fiscal 2015 first quarter. The significant decline is the result of reduced demand for the Company’s oil and gas related products in both North America and Asia driven by the global decline in oil and natural gas prices, along with softening demand in Asia for the Company’s commercial marine products. Demand from customers in Europe remains weak, while overall demand in North America remains stable for the Company’s commercial marine and industrial products. The sales decline was seen most heavily in North America, as the percentage of sales to this region fell to 49% of total consolidated net sales in the first quarter of fiscal 2016 compared to 55% for the full year fiscal 2015. By comparison, the European region increased as a percent of total to 20% (from 17%) and Asia Pacific remained relatively flat at 22% (compared to 21% for fiscal 2015).

Sales at our manufacturing segment were down 50.9%, or $30.7 million, versus the same period last year. In the current fiscal year’s first quarter, our U.S. manufacturing operation, the largest, experienced a 65.1% decrease in sales versus the first fiscal quarter of 2015. The primary driver for this decrease was reduced shipments of pressure pumping transmissions and aftermarket components for the North American and Asian oil and gas markets, along with reduced demand for commercial marine product. The Company’s Italian manufacturing operations, which continue to be hampered by the softness in the European mega yacht and industrial markets, experienced a 20.8% decrease in sales compared to the prior fiscal year’s first quarter, primarily due to an unfavorable currency impact (17.6%). After adjusting for a 15.0% unfavorable currency impact, the Company’s Belgian manufacturing operation experienced relatively flat demand compared to the fiscal 2015 first quarter, reporting a 0.3% decline. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 15.9% decrease in sales, primarily due to currency impact and the timing of shipments for the global patrol boat and Italian mega yacht markets.

Our distribution segment experienced a 15.9%, or $3.8 million, decrease in sales compared to the first quarter of fiscal 2015. The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, saw a 52.0% decrease in sales compared to the prior fiscal year’s first quarter. This operation acts as the Company’s master distributor for Asia and has experienced record results in recent years as the Company’s products gain greater acceptance in the market. In the first fiscal quarter, this operation saw a significant decrease in shipments of pressure pumping and commercial marine transmissions for the Chinese market, along with an unfavorable currency impact. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 46.3%. The year over year decrease was driven by reduced shipments of pressure pumping transmissions and aftermarket service and components for the Canadian oil and gas markets. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just over 12% from the prior fiscal year’s first quarter, after adjusting for an unfavorable currency impact (24.0%). This constant-currency increase was driven by improved shipments in the Australian mega yacht market compared to the prior year.

The elimination for net inter/intra segment sales decreased $7.1 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 1260 basis points to 21.9% of sales, compared to 34.5% of sales for the same period last year. Gross profit for fiscal 2016’s first quarter was unfavorably impacted by the reduced volume ($9.9 million), a less profitable product mix (approximately $1.4 million) driven by lower sales of the Company’s oil and gas transmission products, an unfavorable currency impact ($1.0 million) and reduced absorption primarily at the Company’s U.S. manufacturing operations ($1.4 million).

For the fiscal 2016 first quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 40.8%, compared to 24.5% for the fiscal 2015 first quarter. ME&A expenses decreased $0.7 million versus the same period last fiscal year. The decrease in ME&A expenses for the quarter relates to a currency movement ($0.8 million), reduced bonus expense ($0.7 million) and general cost containment measures. These decreases were partially offset by increases related to stock compensation expense following a prior year forfeiture ($0.2 million), increased pension expense ($0.5 million) and corporate development activities ($0.5 million).

During the first quarter of fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4.1 million, resulting in a net operating gain of $0.5 million.

Interest expense of $0.1 million for the quarter was down 44.5% versus last year’s first fiscal quarter. Total interest on the Company’s $60 million revolving credit facility (“revolver”) decreased 20.5% to $32,348 in fiscal 2016’s first quarter. The average borrowing on the revolver, computed monthly, decreased to $9.9 million in fiscal 2016’s first quarter, compared to $13.2 million in the same period a year ago. The interest rate on the revolver increased from a range of 1.16% to 1.17% in the prior fiscal year’s first quarter to a range of 1.20% to 1.21% in the current year. The interest expense on the Company’s $25 million Senior Note decreased 50%, at a fixed rate of 6.05%, due to a lower remaining principal balance.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro and Australian dollar.

The fiscal 2016 first quarter tax rate was 34.1%, compared to the fiscal 2015 first quarter rate of 39.0%. Both periods were impacted by non-deductible operating losses in a foreign jurisdiction that is subject to a full valuation allowance. Adjusting both periods for the non-deductible losses, the fiscal 2016 first quarter rate would have been 35.2%, compared to 36.3% for the fiscal 2015 first quarter. The reduction in the fiscal 2016 effective tax rate was primarily a function of jurisdictional mix.

Financial Condition, Liquidity and Capital Resources

Comparison between September 25, 2015 and June 30, 2015

As of September 25, 2015, the Company had net working capital of $97.5 million, which represents a decrease of $15.3 million, or 13.6%, from the net working capital of $112.8 million as of June 30, 2015.

Cash increased $0.1 million to $23.0 million as of September 25, 2015, versus $22.9 million as of June 30, 2015. The majority of the cash as of September 25, 2015 is at our overseas operations in Europe ($14.5 million) and Asia-Pacific ($7.0 million).

Trade receivables of $31.3 million were down $12.6 million, or approximately 29%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.4 million versus June 30, 2015. The net remaining decrease is driven by the sales volume decrease of just over 40% from the fourth quarter of fiscal 2015 compared to the first fiscal quarter of fiscal 2016.

Net inventory decreased by $3.2 million, or 4.0%, versus June 30, 2015 to $77.0 million. The impact of foreign currency translation was to decrease net inventory by $1.3 million versus June 30, 2015. After adjusting for the impact of foreign currency translation, the net decrease of $1.9 million is primarily the result of the sale of the inventories of Twin Disc Southeast, a Company-owned distributor in the southeast U.S., to a third party distributor ($3.3 million). On a consolidated basis, as of September 25, 2015, the Company’s backlog of orders to be shipped over the next six months approximates $37.5 million, compared to $34.4 million at June 30, 2015 and $64.0 million at September 26, 2014. The slight increase versus the end of the prior fiscal year is being experienced at the Company’s domestic manufacturing location. As a percentage of six month backlog, inventory has improved from 233% at June 30, 2015 to 205% at September 25, 2015.

Net property, plant and equipment (PP&E) decreased $1.1 million versus June 30, 2015. This includes the addition of $1.4 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $2.2 million. The net remaining decrease is due to foreign currency translation effects and asset disposals. In total, the Company expects to invest between $5 and $10 million in capital assets in fiscal 2016. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Accounts payable as of September 25, 2015 of $18.4 million were down $2.3 million, or 11.1%, from June 30, 2015. The impact of foreign currency translation was to decrease accounts payable by $0.1 million versus June 30, 2015. This decrease is consistent with the timing of certain payments, the Company’s lower six month backlog levels and the reduction in purchasing activity during the first quarter resulting from reduced sales levels compared to the fourth quarter of fiscal 2015.

Total borrowings and long-term debt as of September 25, 2015 increased by $0.5 million, or roughly 3%, to $14.3 million versus June 30, 2015. Cash needs were driven primarily by bonus and severance payments, partially offset by proceeds from the sale of the assets of Twin Disc Southeast and the receipt of a life insurance benefit. During the first quarter, the Company generated negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of ($3.8) million and ended the quarter with total debt, net of cash, of ($8.8) million, compared to ($9.1) million at June 30, 2015, for a net change of $0.3 million.

Total equity decreased $6.4 million, or 4.6%, to $133.7 million as of September 25, 2015. Retained earnings decreased by $5.3 million. The net decrease in retained earnings included $4.3 million in net loss for the first fiscal quarter, along with $1.0 million in dividend payments. Net unfavorable foreign currency translation of $1.8 million was reported. The net remaining increase in equity of $0.7 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. Pursuant to the Credit Agreement, the Company may, from time to time, enter into revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $60,000,000. The revolving credit commitment may be increased under the agreement by an additional $10,000,000 in the event that the conditions for “Incremental Loans” (as defined in the agreement) are satisfied. In general, outstanding revolving credit loans will bear interest at LIBOR plus 1.00%. The rate was 1.20% at September 25, 2015. In addition to principal and interest payments, the Company will be responsible for paying monthly commitment fees equal to 0.15% of the unused revolving credit commitment. The Company has the option of making additional prepayments subject to certain limitations. The Credit Agreement is scheduled to expire on May 31, 2018. The outstanding balance of $10,671,884 at September 25, 2015 is classified as long-term debt. This agreement contains certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants include a minimum consolidated adjusted net worth, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at September 25, 2015, and a maximum total funded debt to EBITDA ratio of 3.0 at September 25, 2015. On August 3, 2015, the Credit Agreement was amended to revise the definition of EBITDA for the four consecutive fiscal quarters ending on and including June 30, 2015 to and including March 25, 2016 to add $3,300,000, reflective of the restructuring charge taken by the Company in the fourth quarter of the fiscal year ending June 30, 2015. As of September 25, 2015, the Company was in compliance with these financial covenants with a four quarter EBITDA total of $16,172,000 and a funded debt to EBITDA ratio of 0.88 (compared to $29,755,000 and 0.46 as of June 30, 2015, respectively). The minimum adjusted net worth covenant fluctuates based upon actual earnings and the Company’s compliance with that covenant is based on the Company’s shareholders’ equity as adjusted by certain pension accounting items. As of September 25, 2015, the minimum adjusted equity requirement was $124,741,000 compared to an actual result of $167,253,000 after all required adjustments.

On June 30, 2014, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”). Among other things, the Prudential Agreement: (a) amends and restates the “Note Agreement” between the Company and Purchasers dated as of April 10, 2006, as it has been amended from time to time (the “2006 Note Agreement”); and (b) sets forth the terms of the potential sale and purchase of up to $50,000,000 in “Shelf Notes” as defined in the Prudential Agreement (the “Shelf Notes”) by the Company to Prudential. The notes sold by the Company to the Existing Holders under the 2006 Agreement (the “2006 Notes”) are deemed outstanding under, and are governed by, the terms of the Prudential Agreement. The 2006 Notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum and mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the 2006 Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive. The outstanding balance was $3,571,429 at September 25, 2015 and June 30, 2015, respectively. The entire outstanding balance was classified as a current maturity of long-term debt at September 25, 2015 and June 30, 2015, respectively. In addition to the interest payments and any mandatory principal payments required under the terms of the Shelf Note, the Company will pay an issuance fee of 0.10% of the aggregate principal balance of each of the Shelf Notes sold to, and purchased by, Prudential. The Company may prepay the Shelf Notes or the 2006 Notes, subject to certain limitations. At no time during the term of the Prudential Agreement may the aggregate outstanding principal amount of the 2006 Notes and the Shelf Notes exceed $35,000,000. The Prudential Agreement includes financial covenants regarding minimum net worth, minimum EBITDA for the most recent four fiscal quarters of $11,000,000 and a maximum total funded debt to EBITDA ratio of 3.0. On August 3, 2015, the Credit Agreement was amended to revise the definition of EBITDA for the four consecutive fiscal quarters ending on and including June 30, 2015 to and including March 25, 2016 to add $3,300,000, reflective of the restructuring charge taken by the Company in the fourth quarter of the fiscal year ending June 30, 2015. As of September 25, 2015, the Company was in compliance with these financial covenants. As part of the agreement, the Company will be required to make an offer to purchase the 2006 Notes and Shelf Notes upon a change of control, and any such offer must include the payment of a Yield-Maintenance Amount. The Prudential Agreement also includes certain covenants that limit, among other things, certain indebtedness, acquisitions and investments. The Prudential Agreement also has a most favored lender provision whereby the Prudential Agreement shall be automatically modified to include any additional covenant or event of default that is included in any agreement evidencing, securing, guarantying or otherwise related to other indebtedness in excess of $1,000,000.

Four quarter EBITDA, total funded debt, and adjusted net worth are non-GAAP measures, and are included herein for the purpose of disclosing the status of the Company’s compliance with the four quarter EBITDA, total funded debt to four quarter EBITDA ratio, and adjusted net worth covenants described above. In accordance with the Company’s revolving loan agreements and the Prudential Agreement:

●

“Four quarter EBITDA” is defined as “the sum of (i) Net Income plus, to the extent deducted in the calculation of Net Income, (ii) interest expense, (iii) depreciation and amortization expense, (iv) income tax expense and (v) $3,300,000 adjustment;” and

●

“Total funded debt” is defined as “(i) all Indebtedness for borrowed money (including without limitation, Indebtedness evidenced by promissory notes, bonds, debentures and similar interest-bearing instruments), plus (ii) all purchase money Indebtedness, plus (iii) the principal portion of capital lease obligations, plus (iv) the maximum amount which is available to be drawn under letters of credit then outstanding, all as determined for the Company and its consolidated Subsidiaries as of the date of determination, without duplication, and in accordance with generally accepted accounting principles applied on a consistent basis.”

●	“Total funded debt to four quarter EBITDA” is defined as the ratio of total funded debt to four quarter EBITDA calculated in accordance with the above definitions.

●

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

The Company’s total funded debt as of September 25, 2015 and June 30, 2015 was equal to the total debt reported on the Company’s September 25, 2015 and June 30, 2015 Consolidated Balance Sheet, and therefore no reconciliation is included herein. The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended September 25, 2015:

Four Quarter EBITDA Reconciliation
Net Earnings Attributable to Twin Disc	$2,807,000
Depreciation & Amortization	9,843,000
Interest Expense	533,000
Income Taxes	(286,000)
Adjustment	3,300,000
Four Quarter EBITDA	$16,197,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$14,267,000
Divided by: Four Quarter EBITDA	16,197,000
Total Funded Debt to Four Quarter EBITDA	0.88

The following table sets forth the reconciliation of the Company’s reported shareholders’ equity to the calculation of adjusted net worth for the quarter ended September 25, 2015:

Total Twin Disc Shareholders’ Equity	$133,253,000
Permitted Benefit Plan Adjustments	34,000,000
Adjusted Net Worth	$167,253,000

As of September 25, 2015, the Company was in compliance with all of the covenants described above. As of September 25, 2015, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $37.5 million, or approximately 9% higher than the six-month backlog of $34.4 million as of June 30, 2015, but down 41% from the end of the first fiscal quarter of 2015. The current margins surrounding ongoing compliance with the above covenants, in particular, minimum EBITDA for the most recent four fiscal quarters and total funded debt to EBITDA, are expected to decrease in fiscal 2016. Based on its latest projections, the Company believes it will be a significant challenge to generate sufficient EBITDA levels throughout fiscal 2016 in order to maintain compliance with the above covenants. The Company has engaged its lenders in preliminary discussions regarding potential covenant violations. However, as with all forward-looking information, there can be no assurance that the Company will achieve or fail to achieve the projected results in future periods due to the uncertainties in certain of its markets. Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2015 which could cause actual results to be materially different from what is presented here.

The Company’s balance sheet remains very strong, there are no off-balance-sheet arrangements other than the operating leases listed below, and we continue to have sufficient liquidity for near-term needs. The Company had $49.3 million of available borrowings on our $60 million revolving loan agreement as of September 25, 2015. The Company expects to continue to generate enough cash from operations to meet our operating and investing needs. As of September 25, 2015, the Company also had cash of $23.0 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2016, the Company expects to contribute $2.2 million to its defined benefit pension plans, the minimum contributions required. However, if the Company elects to make voluntary contributions in fiscal 2016, it intends to do so using cash from operations and, if necessary, from available borrowings under existing credit facilities.

Net working capital decreased $15.3 million, or 13.6%, in fiscal 2016’s first quarter, and the current ratio decreased from 3.0 at June 30, 2015 to 2.9 at September 25, 2015. The decrease in net working capital was primarily driven by a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable and accrued liabilities due to the impact of reduced volume and the payment of severance and bonus obligations.

The Company expects capital expenditures to be approximately $5 million - $10 million in fiscal 2016. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

As of September 25, 2015, the Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments.

The Company has approximately $895,000 of unrecognized tax benefits, including related interest and penalties, as of September 25, 2015, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Pension Committee to manage the operations and administration of the defined benefit plans. The Company estimates that fiscal 2016 contributions to all defined benefit plans will total $2,240,000. As of September 25, 2015, $869,000 in contributions have been made.

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

In May 2014, the FASB issued updated guidance on revenue from contracts with customers. This revenue recognition guidance supersedes existing U.S. GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies steps to apply in achieving this principle. This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 (the Company’s fiscal 2020). The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In July 2015, the FASB issued guidance intended to simplify the measurement of inventory and to closely align with International Financial Reporting Standards. Current guidance requires inventories to be measured at the lower of cost or market. Under this new guidance, inventories other than those measured under LIFO are to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is to be applied prospectively, and is effective for fiscal years beginning after December 15, 2016 (the Company’s fiscal 2018). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In July 2015, the FASB issued guidance to reduce complexity in employee benefit plan accounting, which is consistent with its Simplification Initiative of improving areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. This guidance update consists of several parts that affect the reporting of defined benefit pension plans, defined contribution pension plans, and their fair value measurements, among others. This guidance is effective for fiscal years beginning after December 15, 2015 (the Company’s fiscal 2017). The adoption of this guidance is not expected to have a material impact on the Company’s financial disclosures.

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

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2015. There have been no significant changes to those accounting policies subsequent to June 30, 2015.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the LIBOR interest rate. In accordance with the $60,000,000 revolving loan agreement expiring May 31, 2018, the Company has the option of borrowing at LIBOR plus an additional “Add-On” of 1.0%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 25, 2015 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $13,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 28% of the Company’s revenues in the quarter ended September 25, 2015 were denominated in currencies other than the U.S. dollar. Of that total, approximately 58% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

Derivative financial instruments - The Company has written policies and procedures that place all financial instruments under the direction of the Company’s corporate treasury group and restrict derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company occasionally uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2016 and 2015 was the euro. At September 25, 2015, the Company had two outstanding forward exchange contracts to purchase U.S. dollars and euros in the notional value of $450,000 with a weighted average maturity of 20 days. The fair value of the Company’s contracts was a loss of $6,000 at September 25, 2015. The Company had no outstanding forward exchange contracts at June 30, 2015.

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

(b)     Changes in Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). During the period covered by this report, no changes were made which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.     Legal Proceedings

Twin Disc is a defendant in several product liability or related claims which are considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2015 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 25, 2015, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2015 – July 31, 2015	12,361	NA	0	315,000

August 1, 2015 – August 28, 2015	0	NA	0	315,000

Aug. 29, 2015 – Sep. 25, 2015	0	NA	0	315,000

Total	12,361	NA	0	315,000

The Company did not purchase any shares of Common Stock during the quarter ended September 25, 2015, pursuant to our publicly announced program (described below). The amounts shown in Column (a) above represent shares of Common Stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock issued under the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 4, 2015	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer