Form 10-Q
period 2015-12-25
TWIN DISC INC
filed 2016-02-03
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 25, 2015

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

Yes               No √

At January 28, 2016, the registrant had 11,350,174 shares of its common stock outstanding.

Part I.                FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 25, 2015	June 30, 2015

ASSETS
Current assets:
Cash	$20,631	$22,936
Trade accounts receivable, net	33,632	43,883
Inventories	73,216	80,241
Deferred income taxes	3,731	4,863
Other	11,751	17,907
Total current assets	142,961	169,830

Property, plant and equipment, net	53,970	56,427
Goodwill, net	12,560	12,789
Deferred income taxes	9,699	4,878
Intangible assets, net	2,042	2,186
Other assets	4,453	3,752

Total assets	$225,685	$249,862

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$17,336	$3,571
Accounts payable	17,501	20,729
Accrued liabilities	22,524	32,754
Total current liabilities	57,361	57,054

Long-term debt	23	10,231
Accrued retirement benefits	36,187	38,362
Deferred income taxes	919	1,093
Other long-term liabilities	2,210	2,955

Total liabilities	96,700	109,695

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	11,191	12,259
Retained earnings	182,142	190,807
Accumulated other comprehensive loss	(38,055)	(35,481)
	155,278	167,585
Less treasury stock, at cost (1,749,294 and 1,832,121 shares, respectively)	26,790	28,057

Total Twin Disc shareholders' equity	128,488	139,528

Noncontrolling interest	497	639

Total equity	128,985	140,167

Total liabilities and equity	$225,685	$249,862

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014

Net sales	$44,829	$72,691	$82,201	$137,515
Cost of goods sold	33,223	50,588	62,406	93,023
Gross profit	11,606	22,103	19,795	44,492

Marketing, engineering and administrative expenses	14,592	16,507	29,833	32,417
Restructuring expenses	515	-	515	-
Other operating expense (income)	56	-	(445)	-
(Loss) earnings from operations	(3,557)	5,596	(10,108)	12,075

Interest expense	109	150	200	314
Other (income) expense, net	231	(142)	73	(482)
	340	8	273	(168)

(Loss) earnings before income taxes and noncontrolling interest	(3,897)	5,588	(10,381)	12,243
Income tax (benefit) expense	(1,608)	1,788	(3,817)	4,381

Net (loss) earnings	(2,289)	3,800	(6,564)	7,862
Less: Net earnings attributable to noncontrolling interest, net of tax	(12)	(53)	(60)	(72)

Net (loss) earnings attributable to Twin Disc	$(2,301)	$3,747	$(6,624)	$7,790

Dividends per share	$0.09	$0.09	$0.18	$0.18

(Loss) earnings per share data:
Basic (loss) earnings per share attributable to Twin Disc common shareholders	$(0.21)	$0.33	$(0.59)	$0.69
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	$(0.21)	$0.33	$(0.59)	$0.69

Weighted average shares outstanding data:
Basic shares outstanding	11,197	11,280	11,196	11,276
Dilutive stock awards	-	4	-	5

Diluted shares outstanding	11,197	11,284	11,196	11,281

Comprehensive income:
Net (loss) earnings	$(2,289)	$3,800	$(6,564)	$7,862
Benefit plan adjustments, net of income taxes of $465, $305, $891 and $595, respectively	805	515	1,544	1,003
Foreign currency translation adjustment	(2,316)	(4,542)	(4,128)	(8,870)
Comprehensive loss	(3,800)	(227)	(9,148)	(5)
Less: Comprehensive income attributable to noncontrolling interest	(19)	(13)	(48)	(41)

Comprehensive loss attributable to Twin Disc	$(3,819)	$(240)	$(9,196)	$(46)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
	December 25, 2015	December 26, 2014

Cash flows from operating activities:
Net (loss) earnings	$(6,564)	$7,862
Adjustments to reconcile net (loss) earnings to net cash (used) provided by operating activities:
Depreciation and amortization	4,423	5,171
Restructuring expenses	442	-
Provision for deferred income taxes	(3,866)	413
Other non-cash changes, net	720	644
Net change in operating assets and liabilities	396	(4,646)

Net cash (used) provided by operating activities	(4,449)	9,444

Cash flows from investing activities:
Proceeds from sale of business (see Note L)	3,500	-
Proceeds from life insurance policy	1,907	-
Acquisitions of fixed assets	(2,876)	(4,520)
Proceeds from sale of fixed assets	80	101
Other, net	(271)	1,553

Net cash provided (used) by investing activities	2,340	(2,866)

Cash flows from financing activities:
Payments of notes payable	-	(28)
Borrowings under revolving loan agreement	42,012	40,225
Repayments under revolving loan agreement	(38,455)	(41,850)
Proceeds from exercise of stock options	12	15
Dividends paid to shareholders	(2,041)	(2,030)
Dividends paid to noncontrolling interest	(192)	(219)
Excess tax benefits (shortfall) from stock compensation	(267)	(36)
Payments of withholding taxes on stock compensation	(190)	(313)

Net cash provided (used) by financing activities	879	(4,236)

Effect of exchange rate changes on cash	(1,075)	(1,926)

Net change in cash	(2,305)	416

Cash:
Beginning of period	22,936	24,757

End of period	$20,631	$25,173

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

New Accounting Releases

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify current presentation guidance by requiring that deferred income tax assets and liabilities, by jurisdiction, be presented in the balance sheet as noncurrent. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

In April 2015, the FASB issued guidance intended to amend current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

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

B.	Inventories

The major classes of inventories were as follows:

	Dec. 25, 2015	June 30, 2015
Inventories:
Finished parts	$49,504	$56,982
Work in process	8,039	8,292
Raw materials	15,673	14,967

	$73,216	$80,241

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the two quarters ended December 25, 2015 and December 26, 2014:

	For the Quarter Ended		For the Two Quarters Ended
	Dec. 25, 2015	Dec. 26, 2014	Dec. 25, 2015	Dec. 26, 2014

Reserve balance, beginning of period	$4,220	$5,835	$5,245	$5,968
Current period expense	402	683	99	1,230
Payments or credits to customers	(540)	(487)	(1,261)	(1,029)
Translation	(33)	(79)	(34)	(217)

Reserve balance, end of period	$4,049	$5,952	$4,049	$5,952

The current portion of the warranty accrual ($2,888 and $3,934 for fiscal 2016 and 2015, respectively) is reflected in accrued liabilities, while the long-term portion ($1,161 and $2,018 for fiscal 2016 and 2015, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Two Quarters Ended
	Dec. 25, 2015	Dec. 26, 2014	Dec. 25, 2015	Dec. 26, 2014
Net sales
Manufacturing segment sales	$39,458	$63,350	$69,038	$123,624
Distribution segment sales	16,605	28,975	36,806	52,986
Inter/Intra segment elimination - manufacturing	(9,403)	(17,067)	(17,880)	(34,461)
Inter/Intra segment elimination – distribution	(1,831)	(2,567)	(5,763)	(4,634)

	$44,829	$72,691	$82,201	$137,515
Net (loss) earnings attributable to Twin Disc
Manufacturing segment net (loss) earnings	$(1,188)	$4,034	$(3,956)	$9,204
Distribution segment net (loss) earnings	(35)	1,777	440	2,956
Corporate and eliminations	(1,078)	(2,064)	(3,108)	(4,370)

	$(2,301)	$3,747	$(6,624)	$7,790

	Dec. 25, 2015	June 30, 2015
Assets
Manufacturing segment assets	$234,184	$254,749
Distribution segment assets	51,480	53,759
Corporate assets and elimination of intercompany assets	(59,979)	(58,646)

$225,685	$249,862

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first half of fiscal 2016 and 2015, the Company granted a target number of 60.5 and 15.6 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2016 PSAs will vest if the Company achieves (a) performance-based target objectives relating to average annual sales and consolidated economic profit, and (b) relative Total Shareholder Return (“TSR”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2018. These PSAs are subject to adjustment if the Company’s net sales, economic profit and relative TSR for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 90.7. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing as compensation expense for the portion of the PSAs relating to the performance-based measure. Compensation expense relating to the relative TSR portion is recognized based on the grant date fair value over the vesting period.

The fiscal 2015 PSAs will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the PSA Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017. These PSAs are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 14.1. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for these PSAs.

There were 86.4 and 54.9 unvested PSAs outstanding at December 25, 2015 and December 26, 2014, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. There was no compensation expense for the quarters ended December 25, 2015 and December 26, 2014, and, there was no compensation expense for the two quarters ended December 25, 2015 and December 26, 2014, related to PSAs. The weighted average grant date fair value of the unvested awards at December 25, 2015 was $19.31. At December 25, 2015, the Company had $1,669 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2016, 2015 and 2014 awards. The total fair value of PSAs vested as of December 25, 2015 and December 26, 2014 were $0.

Performance Stock Unit Awards (“PSU”)

During the first half of fiscal 2015, the Company granted a target number of 15.6 PSUs to various employees of the Company, including executive officers. There were no grants of PSUs during the first half of fiscal 2016. The fiscal 2015 PSUs will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the PSU Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017. These PSUs are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of PSUs that can be awarded if the target objective is exceeded is 13.6. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for the fiscal 2015 PSUs.

There were 29.9 and 52.0 unvested PSUs outstanding at December 25, 2015 and December 26, 2014, respectively. The weighted average grant date fair value of the unvested awards at December 25, 2015 was $27.24. PSUs are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period. The fair-value of the PSUs is expensed over the performance period for the shares that are expected to ultimately vest. There was no compensation expense for the quarters ended December 25, 2015 and December 26, 2014, and, there was no compensation expense for the two quarters ended December 25, 2015 and December 26, 2014, related to PSUs. At December 25, 2015, the Company had $335 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015 and 2014 awards. The total fair value of PSU awards vested as of December 25, 2015 and December 26, 2014 were $0. The PSU awards are cash based, and would therefore be recorded as a liability on the Company’s consolidated balance sheets. As of December 25, 2015 and June 30, 2015, there were no awards included in liabilities in our consolidated balance sheets due to actual results to date and the low probability of achieving any of the threshold performance levels.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first half of fiscal 2016 and 2015, the Company granted 95.7 and 51.7 service based restricted shares, respectively, to employees and non-employee directors in each year. There were 143.0 and 115.1 unvested shares outstanding at December 25, 2015 and December 26, 2014, respectively. Compensation expense of $288 and $309 was recognized for the quarters ended December 25, 2015 and December 26, 2014, respectively. Compensation expense of $643 and $417 was recognized for the two quarters ended December 25, 2015 and December 26, 2014, respectively. The total fair value of restricted stock grants vested as of December 25, 2015 and December 26, 2014 was $681 and $941, respectively. As of December 25, 2015, the Company had $1,707 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

G.	Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides health care and life insurance benefits for certain domestic retirees. Components of net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	Dec. 25, 2015	Dec. 26, 2014	Dec. 25, 2015	Dec. 26, 2014

Pension Benefits:
Service cost	$128	$120	$258	$239
Interest cost	1,225	1,224	2,450	2,446
Expected return on plan assets	(1,691)	(1,683)	(3,383)	(3,364)
Amortization of transition obligation	8	10	17	19
Amortization of actuarial net loss	898	609	1,806	1,218
Net periodic benefit cost	$568	$280	$1,148	$558

Postretirement Benefits:
Service cost	$7	$7	$14	$15
Interest cost	151	145	302	290
Amortization of actuarial net loss	182	159	364	318
Net periodic benefit cost	$340	$311	$680	$623

The Company expects to contribute approximately $2,240 to its pension plans in fiscal 2016. As of December 25, 2015, $1,179 in contributions have been made.

The Company has reclassified $805 (net of $465 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 25, 2015. The Company has reclassified $515 (net of $305 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 26, 2014. The Company has reclassified $1,544 (net of $891 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 25, 2015. The Company has reclassified $1,003 (net of $595 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 26, 2014. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the two quarters ended December 25, 2015 and December 26, 2014, the Company’s effective income tax rate was 36.8% and 35.8%, respectively. Expected foreign earnings are lower compared to prior year by $7,000. This resulted in lower foreign income inclusions and foreign tax credits, reducing the effective tax rate by 1.7%. A lower domestic earnings base and increased overall non-deductible expenses increased the effective tax rate by 1.5%. The fiscal 2016 rate also reflects benefits from the cumulative effect of the reinstatement of the federal research and development tax credit.

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

The Company has approximately $948 of unrecognized tax benefits, including related interest and penalties, as of December 25, 2015, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended December 25, 2015. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2011 through 2015 for the major operations in Italy, Canada, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2011. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2010 through 2015. During the quarter the Company settled an income tax audit with the state of Minnesota covering the period fiscal 2011 through fiscal 2013 with immaterial impact. The Belgian audit remains ongoing, however, and it is anticipated that a final settlement will be reached in the third quarter of fiscal 2016. It is reasonably possible that other audit cycles will be completed during fiscal 2016.

I.	Goodwill and Other Intangibles

The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company monitors for potential interim triggering events on an ongoing basis. Such potential triggering events include market capitalization of the Company below its book value, unfavorable operating results and industry macroeconomic trends.

The Company’s market capitalization can be affected by, among other things, changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If the Company’s market capitalization remains below the Company’s carrying value for a sustained period of time, or, if such a decline becomes indicative that the fair value of the Company’s reporting units has declined to below their carrying values, an interim goodwill impairment test may need to be performed and may result in a non-cash goodwill impairment charge. A noncash goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing the Company’s losses in the period in which the impairment charge is taken. The Company concluded the decline in the Company’s market capitalization, as well as the downward trends noted within the oil and gas market, during the second quarter of fiscal 2016 was not indicative that the fair value of the Company’s reporting units had more likely than not declined below their carrying values at December 25, 2015. The Company will continue to monitor its market capitalization and other potential triggering events during the third quarter of fiscal 2016. The Company performs its required annual goodwill impairment test during the fourth quarter.

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the two quarters ended December 25, 2015 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Net Book Value

Balance at June 30, 2015	$16,459	$(3,670)	$12,789
Sale of business	(25)	-	(25)
Translation adjustment	(204)	-	(204)

Balance at December 25, 2015	$16,230	$(3,670)	$12,560

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have defined useful lives and are subject to amortization as of December 25, 2015 and June 30, 2015 were as follows:

	December 25, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$3,015	$(2,535)	$-	$480
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,601	(235)	-	1,366
Other	6,476	(5,280)	(1,194)	2

	$13,220	$(10,095)	$(1,277)	$1,848

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$3,015	$(2,505)	$-	$510
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,653	(194)	-	1,459
Other	6,476	(5,278)	(1,194)	4

	$13,272	$(10,022)	$(1,277)	$1,973

The weighted average remaining useful life of the intangible assets included in the table above is approximately 15 years.

Intangible amortization expense was $37 and $59 for the quarters ended December 25, 2015, and December 26, 2014, respectively. Intangible amortization expense was $74 and $121 for the two quarters ended December 25, 2015, and December 26, 2014, respectively. Estimated intangible amortization expense for the remainder of fiscal 2016 and each of the next five fiscal years is as follows:

Fiscal Year
2016	$73
2017	142
2018	142
2019	142
2020	142
2021	142

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 25, 2015 and June 30, 2015 are $194 and $213, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at December 25, 2015 and June 30, 2015 consisted of the following:

	December 25, 2015	June 30, 2015

Revolving loan	$13,765	$10,208
10-year unsecured senior notes	3,571	3,571
Other	23	23
Subtotal	17,359	13,802
Less: current maturities and short-term borrowings	(17,336)	(3,571)
Total long-term debt	$23	$10,231

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

As of December 25, 2015, the Company was unable to comply with one of the covenants pertaining to the revolving loan and unsecured senior notes, the minimum EBITDA for the most recent four fiscal quarters. On February 1, 2016, the prior terms of the revolving loan agreement and the unsecured senior notes agreement (which also includes a shelf notes agreement) were amended. The amended and restated revolving credit agreement will mature on May 31, 2018, unless terminated earlier pursuant to its terms and conditions. The amended agreements waived any events of default that may have occurred under the terms of the prior agreements.  The amended agreements are secured against substantially all of the Company’s personal property, including accounts receivable, inventory fixed assets, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company.  The Company has also pledged 65% of its equity interests in certain foreign subsidiaries.  The amended revolving loan agreement provides for a borrowing base calculation to determine borrowing capacity.  This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments.  As of the date of the amendment, the Company’s borrowing capacity under the amended revolving loan agreement is approximately $30,000, and the Company has approximately $12,600 of available borrowings.  The amended agreements also reduced the four-quarter EBITDA minimum through the third quarter of fiscal 2016, adjusted the definition of EBITDA to add back non-cash stock compensation expense and restructuring expenses subject to a maximum, and the amended revolving loan agreement increased the interest rate by 0.5% per year for as long as the Company is below a minimum EBITDA threshold.

The Company is currently pursuing a long-term financing solution. As the Company anticipates it will not meet the minimum EBITDA covenant at a subsequent measurement date in the next twelve months, the outstanding balance of $13,765 under the revolving loan agreement at December 25, 2015 is classified as a current liability.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. This rate was represented by the US Treasury Three-Year Yield Curve Rate (1.33% and 1.01% for December 25, 2015 and June 30, 2015, respectively), plus the current add-on related to the revolving loan agreement (1.00% for December 25, 2015 and June 30, 2015) resulting in a total rate of 2.33% and 2.01% for December 25, 2015 and June 30, 2015, respectively. The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $3,651 and $3,726 at December 25, 2015 and June 30, 2015, respectively. The Company’s revolving loan agreement approximates fair value at December 25, 2015 and June 30, 2015. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

The Company from time to time makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315 shares as of December 25, 2015 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarter ended December 25, 2015.

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2016 and 2015:

	Twin Disc, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2015	$12,259	$190,807	$(35,481)	$(28,057)	$639	$140,167

Net (loss) income		(6,624)			60	(6,564)
Translation adjustments			(4,118)		(10)	(4,128)
Benefit plan adjustments, net of tax			1,544			1,544
Cash dividends		(2,041)			(192)	(2,233)
Compensation expense and windfall tax benefits	376					376
Shares (acquired) issued, net	(1,444)			1,267		(177)

Balance, December 25, 2015	$11,191	$182,142	$(38,055)	$(26,790)	$497	$128,985

	Twin Disc, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2014	$11,973	$183,695	$(15,943)	$(28,141)	$727	$152,311

Net income		7,790			72	7,862
Translation adjustments			(8,838)		(32)	(8,870)
Benefit plan adjustments, net of tax			1,003			1,003
Cash dividends		(2,030)			(219)	(2,249)
Compensation expense and windfall tax benefits	381					381
Shares (acquired) issued, net	(657)			359		(298)

Balance, December 26, 2014	$11,697	$189,455	$(23,778)	$(27,782)	$548	$150,140

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 25, and December 25, 2015, and September 26, and December 26, 2014 are as follows:

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2015	$6,740	$(42,221)
Other comprehensive (loss) income before reclassifications	(1,787)	51
Amounts reclassified from accumulated other comprehensive income	-	688
Net current period other comprehensive (loss) income	(1,787)	739
Balance at September 25, 2015	$4,953	$(41,482)
Other comprehensive (loss) income before reclassifications	(2,331)	124
Amounts reclassified from accumulated other comprehensive income	-	681
Net current period other comprehensive (loss) income	(2,331)	805
Balance at December 25, 2015	$2,622	$(40,677)

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2014	$20,779	$(36,722)
Other comprehensive loss before reclassifications	(4,337)	-
Amounts reclassified from accumulated other comprehensive income	-	488
Net current period other comprehensive (loss) income	(4,337)	488
Balance at September 26, 2014	$16,442	$(36,234)
Other comprehensive (loss) income before reclassifications	(4,501)	27
Amounts reclassified from accumulated other comprehensive income	-	488
Net current period other comprehensive (loss) income	(4,501)	515
Balance at December 26, 2014	$11,941	$(35,719)

Reconciliations for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter ended December 25, 2015 are as follows:

	Amount Reclassified Quarter Ended December 25, 2015		Amount Reclassified Two Quarters Ended December 25, 2015
Amortization of benefit plan items
Actuarial losses	$1,080	(a)	$2,170	(a)
Transition asset and prior service benefit	8	(a)	17	(a)
Total before tax benefit	1,088		2,187
Tax benefit	407		818
Total reclassification net of tax	$681		$1,369

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

Reconciliations for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter ended December 26, 2014 are as follows:

	Amount Reclassified Quarter Ended December 26, 2014		Amount Reclassified Two Quarters Ended December 26, 2014
Amortization of benefit plan items
Actuarial losses	$768	(a)	$1,536	(a)
Transition asset and prior service benefit	10	(a)	19	(a)
Total before tax benefit	778		1,555
Tax benefit	290		579
Total reclassification net of tax	$488		$976

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

On November 6, 2015, the Company announced additional restructuring and cost reduction activities to further reduce expenses, as a result of challenging global market conditions within the Company’s oil and gas, global pleasure craft and Asian commercial marine markets. In its North American operations, fifteen full-time positions were eliminated, resulting in a charge of $292. In Italy, six full-time positions were eliminated, resulting in a charge of $143. These actions are in addition to and consistent with the restructuring plan announced in the fourth quarter of fiscal 2015, when the Company pro-actively initiated steps to reduce costs and increase efficiencies in anticipation of the unfavorable impact that a continued depressed oil and gas market would have on the Company’s products. As a result of these actions, and including additional expenses to the fourth quarter of fiscal 2015 restructuring activity of $80, the Company recorded a pre-tax restructuring charge of $515 in the current quarter.

The restructuring plan announced in the fourth quarter of fiscal 2015 resulted in a pre-tax restructuring charge of $3,282 in that period. As of December 25, 2015, the Company carried a remaining liability of $29.

On September 25, 2015, the Company, as part of its initiative to focus resources on core manufacturing and product development activities aimed at improving profitability, entered into an asset purchase agreement with one of its major distributor customers. Under this agreement, the Company sold distribution rights to its southeastern U.S. territories and certain assets, consisting primarily of inventories, for $4,100. The proceeds from the sale of distribution rights of $600 are deferred and will be amortized into revenue through June 2016, the initial term of the distribution agreement. The gain on sale previously recorded as other operating income in the statement of operations in first quarter of fiscal 2016 has been reduced by $56 in the current quarter, as part of a purchase price adjustment under the terms of the agreement, resulting in a year-to-date other operating income of $445.

During fiscal years 2014 and 2013, the Company recorded pre-tax restructuring charges for a targeted workforce reduction at its Belgian operation, in the total amount of $1,642. As of December 25, 2015, the Company carried a remaining liability of $456.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated fiscal 2016 financial statements and related notes, as reported in Item 1 of this report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2015 could cause actual results to be materially different from what is expressed or implied in any forward looking statement.

Results of Operations

(In thousands)

	Quarter Ended				Two Quarters Ended
	December 25,		December 26,		December 25,		December 26,
	2015	%	2014	%	2015	%	2014	%

Net sales	$44,829		$72,691		$82,201		$137,515
Cost of goods sold	33,223		50,588		62,406		93,023

Gross profit	11,606	25.9%	22,103	30.4%	19,795	24.1%	44,492	32.4%

Marketing, engineering and administrative expenses	14,592	32.6%	16,507	22.7%	29,833	36.3%	32,417	23.6%
Restructuring of operations	515	1.1%	0	0.0%	515	0.6%	0	0.0%
Other operating expense (income)	56	0.1%	0	0.0%	(445)	(0.5% )	0	0.0%

(Loss) earnings from operations	$(3,557)	(7.9% )	$5,596	7.7%	$(10,108)	(12.3% )	$12,075	8.8%

Comparison of the Second Quarter of FY 2016 with the Second Quarter of FY 2015

Net sales for the second quarter decreased 38.3%, or $27.9 million, to $44.8 million from $72.7 million in the same period a year ago. Currency translation had an unfavorable impact on fiscal 2016 sales compared to the prior year totaling $2.9 million due to the strengthening of the U.S. dollar against the euro and Asian currencies. Adjusting for constant currency, sales declined 34.4% compared to the fiscal 2015 second quarter. The significant decline is the result of reduced demand for the Company’s oil and gas related products in both North America and Asia driven by the continued global decline in oil and natural gas prices, along with softening demand in Asia for the Company’s commercial marine products. Demand from customers in Europe remains weak, while overall demand in North America remains stable for the Company’s commercial marine and industrial products. The sales decline was seen most heavily in North America, as the percentage of sales to this region fell to 51% of total consolidated net sales in the second quarter of fiscal 2016 compared to 55% for the full year fiscal 2015. By comparison, the European region improved to 19% (from 17%), while Asia Pacific fell slightly to 19% (compared to 21% for fiscal 2015).

Sales at our manufacturing segment were down 37.7%, or $23.9 million, versus the same period last year. In the current fiscal year’s second quarter, our U.S. manufacturing operation, the largest, experienced a 45.7% decrease in sales versus the second fiscal quarter of 2015. The primary driver for this decrease was reduced shipments of pressure pumping transmissions and aftermarket components for the North American and Asian oil and gas markets, along with reduced demand for commercial marine product. The Company’s Italian manufacturing operations, which continue to be hampered by the softness in the European mega yacht and industrial markets, experienced a 36.2% decrease in sales compared to the prior fiscal year’s second quarter, partially due to an unfavorable currency impact (9.4%). After adjusting for a 9.0% unfavorable currency impact, the Company’s Belgian manufacturing operation experienced volume growth of 18.0%. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 15.5% decrease in sales, partially due to currency impact and the softening demand for commercial and patrol craft applications.

Our distribution segment experienced a 42.7%, or $12.4 million, decrease in sales compared to the second quarter of fiscal 2015. The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, saw a 54.5% decrease in sales compared to the prior fiscal year’s second quarter. This operation acts as the Company’s master distributor for Asia and has experienced record results in recent years as the Company’s products gain greater acceptance in the market. In the second fiscal quarter, this operation saw a significant decrease in shipments of pressure pumping and commercial marine transmissions for the Chinese market, along with an unfavorable currency impact. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 58.7%. The year over year decrease was driven by reduced shipments of pressure pumping transmissions and aftermarket service and components for the Canadian oil and gas market. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just over 4% from the prior fiscal year’s second quarter, after adjusting for an unfavorable currency impact (16.0%). This constant-currency increase was driven by improved shipments in the Australian pleasure craft market compared to the prior year.

The elimination for net inter/intra segment sales decreased $8.4 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 450 basis points to 25.9% of sales, compared to 30.4% of sales for the same period last year. Gross profit for fiscal 2016’s second quarter was unfavorably impacted by the reduced volume ($11.4 million), a less profitable product mix (approximately $1.1 million) driven by lower sales of the Company’s oil and gas transmission products and an unfavorable currency impact ($0.3 million). These unfavorable items were partially offset by improved efficiencies and realization of recent cost savings initiatives ($2.3 million).

For the fiscal 2016 second quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 32.6%, compared to 22.7% for the fiscal 2015 second quarter. ME&A expenses decreased $1.9 million or 11.6% versus the same period last fiscal year. The decrease in ME&A expenses for the quarter relates to a currency movement ($0.7 million), reduced bonus expense ($0.7 million) and the realization of recently enacted cost reduction initiatives ($1.1 million). These decreases were partially offset by increases related to pension expense ($0.2 million) and corporate development activities ($0.2 million).

During the second fiscal quarter of fiscal 2016, the Company announced restructuring actions expected to generate $4,300,000 in annualized savings through reductions in the base salaries of the Company’s corporate officers, the elimination of 15 salaried positions, reductions in base salaries and wages of salaried and hourly employees at the Company’s headquarters and domestic manufacturing facilities, temporary layoffs at its Racine operation and headcount reductions at certain foreign subsidiaries. These actions generated a $515,000 restructuring charge recorded in the Company’s second fiscal quarter, consisting of severance related to the aforementioned cost savings initiatives.

During the first quarter of fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4,100,000. As a result, a net operating gain was recorded in the Company’s first fiscal quarter. Subsequent post-closing adjustments resulted in the reduction of $56,000 of this gain in the second fiscal quarter, resulting in a total gain of $445,000.

Interest expense of $109,000 for the quarter was down 27.3% versus last year’s second fiscal quarter. Total interest on the Company’s $60 million revolving credit facility (“revolver”) increased 25.9% to $52,000 in fiscal 2016’s second quarter. The average borrowing on the revolver, computed monthly, increased to $16.1 million in fiscal 2016’s second quarter, compared to $11.3 million in the same period a year ago. The interest rate on the revolver increased from a range of 1.16% to 1.18% in the prior fiscal year’s second quarter to a range of 1.20% to 1.43% in the current year. The interest expense on the Company’s $25 million Senior Note decreased 50%, at a fixed rate of 6.05%, due to a lower remaining principal balance.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the Singapore dollar, Japanese yen and Australian dollar.

The fiscal 2016 second quarter tax rate was 41.3%, compared to the fiscal 2015 second quarter rate of 32.0%. Both periods were impacted by non-deductible operating results in a certain foreign jurisdiction that is subject to a full valuation allowance. Adjusting both periods for the non-deductible results, the fiscal 2016 second quarter rate would have been 38.8%, compared to 28.8% for the fiscal 2015 second quarter. The increase in the fiscal 2016 effective tax rate was primarily a function of the impact of a reduced estimated domestic effective tax rate on the deferred tax assets associated with the domestic pension liabilities ($0.6 million). Both periods benefited from the reinstatement of the federal research and development credit.

Comparison of the First Half of FY 2016 with the First Half of FY 2015

Net sales for the first half decreased 40.2%, or $55.3 million, to $82.2 million from $137.5 million in the same period a year ago. Currency translation had an unfavorable impact on fiscal 2016 sales compared to the prior year totaling $6.8 million due to the strengthening of the U.S. dollar against the euro and Asian currencies. Adjusting for constant currency, sales declined 35.3% compared to the fiscal 2015 first half. The significant decline is the result of reduced demand for the Company’s oil and gas related products in both North America and Asia driven by the continued global decline in oil and natural gas prices, along with softening demand in Asia for the Company’s commercial marine products. Demand from customers in Europe remains weak, while overall demand in North America remains stable for the Company’s commercial marine and industrial products. The sales decline was seen most heavily in North America, as the percentage of sales to this region fell to 50% of total consolidated net sales in the first half of fiscal 2016 compared to 55% for the full year fiscal 2015. By comparison, the European region improved to 20% (from 17%), while Asia Pacific fell slightly to 20% (compared to 21% for fiscal 2015).

Sales at our manufacturing segment were down 44.2%, or $54.6 million, versus the same period last year. In the current fiscal year’s first half, our U.S. manufacturing operation, the largest, experienced a 55.3% decrease in sales versus the first half of 2015. The primary driver for this decrease remains the reduced shipments of pressure pumping transmissions and aftermarket components for the North American and Asian oil and gas markets, along with reduced demand for commercial marine product. The Company’s Italian manufacturing operations, which continue to be hampered by the softness in the European mega yacht and industrial markets, experienced a 29.6% decrease in sales compared to the prior fiscal year’s second quarter, partially due to an unfavorable currency impact (12.8%). After adjusting for a 9.0% unfavorable currency impact, the Company’s Belgian manufacturing operation experienced volume growth of 5.4%. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 15.7% decrease in sales, partially due to currency impact (4.2%) and the softening demand for commercial and patrol craft applications.

Our distribution segment experienced a 30.5%, or $16.2 million, decrease in sales compared to the first half of fiscal 2015. The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, saw a 53.4% decrease in sales compared to the prior fiscal year’s first half. This operation acts as the Company’s master distributor for Asia and has experienced record results in recent years as the Company’s products gained greater acceptance in the growing Asian market. In the first half of fiscal 2016, this operation saw a significant decrease in shipments of pressure pumping and commercial marine transmissions for the Chinese market, along with an unfavorable currency impact (4.5%). The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 53.0%. The year over year decrease was driven by reduced shipments of pressure pumping transmissions and aftermarket service and components for the Canadian oil and gas market. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just over 8% from the prior fiscal year’s first half, after adjusting for an unfavorable currency impact (20.0%). This constant-currency increase was driven by improved shipments in the Australian pleasure craft market compared to the prior year.

The elimination for net inter/intra segment sales decreased $15.5 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 830 basis points to 24.1% of sales, compared to 32.4% of sales for the same period last year. Gross profit for fiscal 2016’s first half was unfavorably impacted by the reduced volume ($23.2 million), a less profitable product mix (approximately $2.5 million) driven by lower sales of the Company’s oil and gas transmission products and an unfavorable currency impact ($0.8 million). These unfavorable items were partially offset by improved efficiencies and realization of recent cost savings initiatives ($1.8 million), most of which was realized in the second fiscal quarter.

For the fiscal 2016 first half, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 36.3%, compared to 23.6% for the fiscal 2015 first half. ME&A expenses decreased $2.6 million or 8.0% versus the same period last fiscal year. The decrease in ME&A expenses for the half relates to a currency movement ($1.5 million), reduced bonus expense ($1.3 million) and the realization of recently enacted cost reduction initiatives ($1.6 million). These decreases were partially offset by increases related to pension expense ($0.8 million) and corporate development activities ($0.7 million).

During the second fiscal quarter, the Company announced restructuring actions expected to generate $4,300,000 in annualized savings through reductions in the base salaries of the Company’s corporate officers, the elimination of 15 salaried positions, reductions in base salaries and wages of salaried and hourly employees at the Company’s headquarters and domestic manufacturing facilities, temporary layoffs at its Racine operation and headcount reductions at certain foreign subsidiaries. These actions generated a $515,000 restructuring charge recorded in the Company’s second fiscal quarter.

During the first half of fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4,100,000. As a result, a net operating gain was recorded in the Company’s first fiscal quarter. Subsequent post-closing adjustments resulted in the reversal of $56,000 of this gain in the second fiscal quarter, resulting in a total gain of $445,000.

Interest expense of $200,000 for the first half was down 36.3% versus last year’s comparable period. Total interest on the Company’s $60 million revolving credit facility (“revolver”) increased 2.9% to $84,000 in fiscal 2016’s first half. The average borrowing on the revolver, computed monthly, increases slightly to $12.9 million in fiscal 2016’s first half, compared to $12.5 million in the same period a year ago. The interest rate on the revolver increased from a range of 1.16% to 1.18% in the prior fiscal year’s first half to a range of 1.20% to 1.43% in the current year. The interest expense on the Company’s $25 million Senior Note decreased 50% or $108,000 at a fixed rate of 6.05%, due to a lower remaining principal balance.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro, Singapore dollar, Japanese yen and Australian dollar.

The fiscal 2016 first half tax rate was 36.8%, compared to the fiscal 2015 first half rate of 35.8%. Both periods were impacted by non-deductible operating results in a certain foreign jurisdiction that is subject to a full valuation allowance. Adjusting both periods for the non-deductible results, the fiscal 2016 first half rate would have been 36.6%, compared to 32.9% for the fiscal 2015 first half. The increase in the fiscal 2016 effective tax rate was primarily a function of the impact of a reduced estimated domestic effective tax rate on the deferred tax assets associated with the domestic pension liabilities ($0.6 million). Both periods benefited from the reinstatement of the federal research and development credit.

Financial Condition, Liquidity and Capital Resources

Comparison between December 25, 2015 and June 30, 2015

As of December 25, 2015, the Company had net working capital of $85.6 million, which represents a decrease of $27.2 million, or 24.1%, from the net working capital of $112.8 million as of June 30, 2015.

Cash decreased $2.3 million to $20.6 million as of December 25, 2015, versus $22.9 million as of June 30, 2015. The majority of the cash as of December 25, 2015 is at our overseas operations in Europe ($13.6 million) and Asia-Pacific ($6.2 million).

Trade receivables of $33.6 million were down $10.3 million, or approximately 23.4%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.7 million versus June 30, 2015. The net remaining decrease is driven by the sales volume decrease of just over 33% from the fourth quarter of fiscal 2015 compared to the second fiscal quarter of fiscal 2016.

Net inventory decreased by $7.0 million, or 8.8%, versus June 30, 2015 to $73.2 million. The impact of foreign currency translation was to decrease net inventory by $1.8 million versus June 30, 2015. After adjusting for the impact of foreign currency translation, the net decrease of $5.2 million is primarily the result of the sale of the inventories of Twin Disc Southeast, a Company-owned distributor in the southeast U.S., to a third party distributor ($3.3 million), along with reductions at our Singapore distribution operation ($1.9 million). On a consolidated basis, as of December 25, 2015, the Company’s backlog of orders to be shipped over the next six months approximates $34.6 million, compared to $34.4 million at June 30, 2015 and $58.3 million at December 26, 2014. As a percentage of six month backlog, inventory has improved from 233% at June 30, 2015 to 212% at December 25, 2015.

Net property, plant and equipment (PP&E) decreased $2.5 million versus June 30, 2015. This includes the addition of $2.9 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $4.4 million. The net remaining decrease is due to foreign currency translation effects and asset disposals. In total, the Company expects to invest between $5 and $7 million in capital assets in fiscal 2016. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

As a result of the recent decline in the Company’s stock price the Company’s market capitalization fell below its book value as of the reporting date. The Company evaluated this decline, as well its unfavorable operating results and the downward industry macroeconomic trends, in light of possible goodwill impairments, and concluded that the decline in the Company’s market capitalization during the second fiscal quarter of 2016 was not indicative that the fair value of the Company’s reporting units had more likely than not declined to below their carrying values. See Footnote I of this quarterly report for further discussion.

Accounts payable as of December 25, 2015 of $17.5 million were down $3.2 million, or 15.6%, from June 30, 2015. The impact of foreign currency translation was to decrease accounts payable by $0.3 million versus June 30, 2015. This decrease is consistent with the timing of certain payments, the Company’s lower six month backlog levels and the reduction in purchasing activity during the first half resulting from reduced sales levels compared to the fourth quarter of fiscal 2015.

Total borrowings and long-term debt as of December 25, 2015 increased by $3.6 million, or 25.8%, to $17.4 million versus June 30, 2015. This increase was driven primarily by bonus, dividend and severance payments, partially offset by proceeds from the sale of the assets of Twin Disc Southeast and the receipt of a life insurance benefit. During the first half, the Company generated negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of ($7.3) million and ended the quarter with total debt, net of cash, of ($3.3) million, compared to ($9.1) million at June 30, 2015, for a net change of $5.9 million.

Total equity decreased $11.2 million, or 8.0%, to $129.0 million as of December 25, 2015. Retained earnings decreased by $8.7 million. The net decrease in retained earnings included $6.6 million in net loss for the first fiscal half, along with $2.0 million in dividend payments. Net unfavorable foreign currency translation of $4.1 million was reported. The net remaining increase in equity of $1.5 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On June 30, 2014, the Company entered into a revolving loan agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association. Prior to the February 1, 2016 amendment of the Credit Agreement discussed below, the Credit Agreement permitted the Company to enter into unsecured revolving credit loans in amounts not to exceed, in the aggregate, Wells Fargo’s revolving credit commitment of $60,000,000. The revolving credit commitment could be increased under the agreement by an additional $10,000,000 in the event that the conditions for “Incremental Loans” (as defined in the agreement) are satisfied. In general, outstanding revolving credit loans will bear interest at LIBOR plus 1.00%. The rate was 1.43% at December 25, 2015. In addition to principal and interest payments, the Company was responsible for paying monthly commitment fees equal to 0.15% of the unused revolving credit commitment. The Company has the option of making additional prepayments subject to certain limitations. The Credit Agreement is scheduled to expire on May 31, 2018.

The Credit Agreement as in effect prior to its February 1, 2016 amendment contained certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants include a minimum consolidated adjusted net worth, a minimum EBITDA for the most recent four fiscal quarters of $11,000,000 at December 25, 2015, and a maximum total funded debt to EBITDA ratio of 3.0 at December 25, 2015. On August 3, 2015, the Credit Agreement was amended to revise the definition of EBITDA for the four consecutive fiscal quarters ending on and including June 30, 2015 to and including March 25, 2016 to add $3,300,000, reflective of the restructuring charge taken by the Company in the fourth quarter of the fiscal year ending June 30, 2015. As of December 25, 2015, the Company was in compliance with the maximum total funded debt to EBITDA ratio, reporting a ratio of 2.25 at December 25, 2015. The minimum net worth covenant fluctuates based upon actual earnings and the Company’s compliance with that covenant is based on the Company’s shareholders’ equity as adjusted by certain pension accounting items. As of December 25, 2015, the minimum adjusted equity requirement was $124,741,000 compared to an actual result of $162,488,000 after all required adjustments. However, as anticipated, due to the magnitude of the market deterioration described above, the Company was unable to generate sufficient EBITDA levels through the second quarter of fiscal 2016 to maintain compliance with its minimum EBITDA covenant of $11 million for the most recent four fiscal quarters. The Company has reported an adjusted four quarter EBITDA result of $7.7 million as of December 25, 2015.

On February 1, 2016, the Credit Agreement was amended and restated, and unless terminated earlier pursuant to its terms and conditions, the amended and restated Credit Agreement will mature on May 31, 2018. The amended and restated Credit Agreement provides for a borrowing base calculation to determine borrowing capacity, up to a maximum of $40,000,000. This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments. As of the date of the amendment, the Company’s borrowing capacity under the amended Credit Agreement is approximately $30,000,000. The amended Credit Agreement also revised the definition of EBITDA for the four consecutive fiscal quarters ending on and including December 25, 2015 to and including September 30, 2016 to add $515,000, reflective of the restructuring charge taken by the Company in the second quarter of the fiscal year ending June 30, 2016, and further adjusted the definition of EBITDA to add back non-cash stock based compensation expense and additional restructuring charges not to exceed $300,000 in the fiscal quarter ending March 25, 2016, and $250,000 in each subsequent fiscal quarter. The amended Credit Agreement also waived any events of default that may have occurred under the terms of the agreement prior to its February 1, 2016 amendment. However, the Company currently anticipates that it will not meet one of the covenants at a subsequent measurement date within the next twelve months. Therefore, the outstanding balance of $13,764,651 at December 25, 2015 is classified as a current liability. The Company anticipates that a longer-term financing solution will be in place prior to the end of fiscal 2016.

Borrowings under the amended Credit Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory fixed assets, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company. The Company has also pledged 65% of its equity interests in certain foreign subsidiaries. The Company and Mill-Log have entered into a Security Agreement with Wells Fargo, under which Wells Fargo has been granted a security interest in these assets and holdings as collateral agent for itself and for the Noteholders under the Prudential Agreement.

In general, each loan under the Credit Agreement (other than “Foreign Currency Loans,” as defined in the Credit Agreement) will bear interest at one of the following rates, as selected by the Borrowers: (1) the Base Rate (as defined below); (2) the LIBOR Rate (as defined below) plus (a) 1.00% if the Company’s adjusted four-quarter EBITDA (as defined in the Credit Agreement) is at least $11,000,000, or (b) 1.50% if the Company’s adjusted four-quarter EBITDA (as defined in the Credit Agreement) is less than $11,000,000; or (3) the Daily One Month LIBOR (as defined below) plus (a) 1.00% if the Company’s adjusted four-quarter EBITDA (as defined in the Credit Agreement) is at least $11,000,000, or (b) 1.50% if the Company’s adjusted four-quarter EBITDA (as defined in the Credit Agreement) is less than $11,000,000.  Each Foreign Currency Loan will bear interest at the LIBOR Rate plus (a) 1.00% if the Company’s adjusted four-quarter EBITDA (as defined in the Credit Agreement) is at least $11,000,000, or (b) 1.50% if the Company’s adjusted four-quarter EBITDA (as defined in the Credit Agreement) is less than $11,000,000.   The Company and Twin Disc International may prepay the Wells Fargo Loans (or any Wells Fargo Loan), subject to certain limitations.

The “Base Rate” is equal to the highest of: (1) the “Prime Rate” (as defined in the Wells Fargo Agreement); (2) the “Federal Funds Rate” (as defined in the Wells Fargo Agreement) plus 0.50%; and (3) LIBOR (as defined in the Wells Fargo Agreement) plus 1.00%.  The “LIBOR Rate” is equal to LIBOR divided by the difference between 1.00 and the Eurodollar Reserve Percentage (as defined in the Wells Fargo Agreement).  The “Daily One Month LIBOR” is equal to LIBOR then in effect on a given day for a one (1) month period.

On June 30, 2014, the Company entered into an Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”). Among other things, the Prudential Agreement: (a) amends and restates the “Note Agreement” between the Company and Purchasers dated as of April 10, 2006, as it has been amended from time to time (the “2006 Note Agreement”); and (b) sets forth the terms of the potential sale and purchase of up to $50,000,000 in “Shelf Notes” as defined in the Prudential Agreement (the “Shelf Notes”) by the Company to Prudential. The notes sold by the Company to the Existing Holders under the 2006 Agreement (the “2006 Notes”) are deemed outstanding under, and are governed by, the terms of the Prudential Agreement. The 2006 Notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum and mature and become due and payable in full on April 10, 2016 (the “Payment Date”). Prior to the Payment Date, the Company is obligated to make quarterly payments of interest during the term of the 2006 Notes, plus prepayments of principal of $3,571,429 on April 10 of each year from 2010 to 2015, inclusive. The outstanding balance was $3,571,429 at December 25, 2015 and June 30, 2015, respectively. The entire outstanding balance was classified as a current maturity of long-term debt at December 25, 2015 and June 30, 2015, respectively. In addition to the interest payments and any mandatory principal payments required under the terms of the Shelf Note, the Company will pay an issuance fee of 0.10% of the aggregate principal balance of each of the Shelf Notes sold to, and purchased by, Prudential. The Company may prepay the Shelf Notes or the 2006 Notes, subject to certain limitations. At no time during the term of the Prudential Agreement may the aggregate outstanding principal amount of the 2006 Notes and the Shelf Notes exceed $35,000,000. As part of the agreement, the Company will be required to make an offer to purchase the 2006 Notes and Shelf Notes upon a change of control, and any such offer must include the payment of a Yield-Maintenance Amount. The Prudential Agreement also includes certain covenants that limit, among other things, certain indebtedness, acquisitions and investments. The Prudential Agreement also has a most favored lender provision whereby the Prudential Agreement shall be automatically modified to include any additional covenant or event of default that is included in any agreement evidencing, securing, guarantying or otherwise related to other indebtedness in excess of $1,000,000.

The Prudential Agreement includes financial covenants regarding minimum net worth, minimum EBIDTA for the most recent four fiscal quarters of $11,000,000 and a maximum total funded debt to EBIDTA ratio of 3.0. On August 3, 2015, the Credit Agreement was amended to revise the definition of EBITDA for the four consecutive fiscal quarters ending on and including June 30, 2015 to and including March 25, 2016 to add $3,300,000, reflective of the restructuring charge taken by the Company in the fourth quarter of the fiscal year ending June 30, 2015. As noted above in the discussion regarding the Credit Agreement, as of December 25, 2015, the Company was in compliance with the maximum total funded debt to EBITDA ratio, reporting a ratio of 2.25 at December 25, 2015, and with the minimum net worth covenant, with an actual result of $162,488,000 after all required adjustments compared to a minimum adjusted equity requirement of $124,741,000. However, the Company was not in compliance with the minimum four-quarter EBITDA requirement of $11,000,000, reporting four-quarter EBITDA of $7.7 million.

On February 1, 2016, the Prudential Agreement was amended to revise the definition of EBITDA for the four consecutive fiscal quarters ending on and including December 25, 2015 to and including September 30, 2016 to add $515,000, reflective of the restructuring charge taken by the Company in the second quarter of the fiscal year ending June 30, 2016. This amendment also adjusted the definition of EBITDA to add back non-cash stock based compensation expense and additional restructuring charges not to exceed $300,000 in the fiscal quarter ending March 25, 2016, and $250,000 in each subsequent fiscal quarter. The Prudential Agreement includes financial covenants regarding minimum net worth, minimum EBITDA (as defined in the Prudential Agreement) for the most recent four (4) fiscal quarters ($7,000,000 for the quarter ended December 25, 2015, $0 for the quarter ending March 25, 2016, and $11,000,000 for the quarter ending June 30, 2016), and a maximum total funded debt to EBITDA ratio of 3:1 for quarters ending June 30, 2016 and thereafter. The Prudential Agreement also includes certain covenants that limit, among other things, certain indebtedness, acquisitions, investments, capital expenditures and dividends. The Prudential Agreement also has a most favored lender provision whereby the Prudential Agreement shall be automatically modified to include any additional covenant or event of default that is included in any agreement evidencing, securing, guarantying or otherwise related to other indebtedness in excess of $1,000,000. The amendment to the Prudential Agreement also reflects the fact that Wells Fargo is acting as collateral agent for itself and for the benefit of the noteholders under the Prudential Agreement, pursuant to an Intercreditor and Collateral Agency Agreement between Wells Fargo and the noteholders. The amendment to the Prudential Agreement waived any events of default that may have occurred under the terms of the agreement prior to its February 1, 2016 amendment.

Four quarter EBITDA, total funded debt, and adjusted net worth are non-GAAP measures, and are included herein for the purpose of disclosing the status of the Company’s compliance with the four quarter EBITDA, total funded debt to four quarter EBITDA ratio, and adjusted net worth covenants described above. In accordance with the Company’s revolving loan agreements and the Prudential Agreement:

●

“Four quarter EBITDA” is defined as “the sum of (i) Net Income plus (ii) solely with respect to periods of four consecutive fiscal quarters ending on and including June 30, 2015 to and including March 25, 2016, $3,300,000, plus (iii) to the extent deducted in the calculation of Net Income, (a) interest expense, (b) depreciation and amortization expense, (c) income tax expense, (d) restructuring charges not to exceed $515,000 in the fiscal quarter ending December 25, 2015, $300,000 in the fiscal quarter ending March 25. 2016, and $250,000 in each subsequent fiscal quarter (such amounts are to be applied cumulatively for each four consecutive fiscal quarter period); and (e) non-cash stock based compensation expenses” and

●

“Total funded debt” is defined as “(i) all Indebtedness for borrowed money (including without limitation, Indebtedness evidenced by promissory notes, bonds, debentures and similar interest-bearing instruments), plus (ii) all purchase money Indebtedness, plus (iii) the principal portion of capital lease obligations, plus (iv) the maximum amount which is available to be drawn under letters of credit then outstanding, all as determined for the Company and its consolidated Subsidiaries as of the date of determination, without duplication, and in accordance with generally accepted accounting principles applied on a consistent basis.”

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

The Company’s total funded debt as of December 25, 2015 and June 30, 2015 was equal to the total debt reported on the Company’s December 25, 2015 and June 30, 2015 Consolidated Balance Sheet, and therefore no reconciliation is included herein. The following table sets forth the reconciliation of the Company’s reported Net Earnings to the calculation of four quarter EBITDA for the four quarters ended December 25, 2015:

Four Quarter EBITDA Reconciliation
Net Earnings Attributable to Twin Disc	$(3,241,000)
Depreciation & Amortization	9,413,000
Interest Expense	492,000
Income Taxes	(3,682,000)
Non-cash stock based compensation	921,000
Adjustments	3,815,000
Four Quarter EBITDA	$7,718,000

Total Funded Debt to Four Quarter EBITDA
Total Funded Debt	$17,359,000
Divided by: Four Quarter EBITDA	7,718,000
Total Funded Debt to Four Quarter EBITDA	2.25

The following table sets forth the reconciliation of the Company’s reported shareholders’ equity to the calculation of adjusted net worth for the quarter ended December 25, 2015:

Total Twin Disc Shareholders’ Equity	$128,488,000
Permitted Benefit Plan Adjustments	34,000,000
Adjusted Net Worth	$162,488,000

As of December 25, 2015, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $34.6 million, or approximately equivalent to the six-month backlog of $34.4 million as of June 30, 2015, but down 41% from the end of the second fiscal quarter of 2015. Given the continued downturn in the Company’s key markets, Asian commercial marine and global oil and gas, the Company has entered into a short term amended Credit Agreement while pursuing a longer-term financing solution. The amended Credit Agreement is a secured facility that provides for a borrowing base calculation to determine borrowing capacity, up to a maximum of $40,000,000. This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments. As of the date of the amendment, the Company’s borrowing capacity under the amended Credit Agreement is approximately $30,000,000. The Company is aggressively pursuing a longer-term financing solution, and expects to have such solution in place prior to the end of fiscal 2016. However, as with all forward-looking information, there can be no assurance that the Company will achieve or fail to achieve the projected results in future periods due to the uncertainties in certain of its markets. Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2015, as supplemented in this report, which could cause actual results to be materially different from what is expressed or implied in any forward looking statement.

The Company’s balance sheet remains strong, there are no material off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. The Company had approximately $12.6 million of available borrowings on the amended Credit Agreement as of the date of the amendment. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet our operating and investing needs. As of December 25, 2015, the Company also had cash of $20.6 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2016, the Company expects to contribute $2.2 million to its defined benefit pension plans, the minimum contributions required. As of December 25, 2015, $1.2 million in contributions have been made.

Net working capital decreased $27.2 million, or 24.1%, in fiscal 2016’s first half, and the current ratio decreased from 3.0 at June 30, 2015 to 2.5 at December 25, 2015. The decrease in net working capital was primarily driven by the reclassification of the revolving credit facility to current from long-term, a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable and accrued liabilities due to the impact of reduced volume and the payment of severance and bonus obligations.

The Company expects capital expenditures to be approximately $5 million - $7 million in fiscal 2016. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

The Company has approximately $0.9 million of unrecognized tax benefits, including related interest and penalties, as of December 25, 2015, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee to manage the operations and administration of the defined benefit plans. As mentioned above, the Company estimates that fiscal 2016 contributions to all defined benefit plans will total $2.2 million. As of December 25, 2015, $1.2 million in contributions have been made.

New Accounting Releases

In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify current presentation guidance by requiring that deferred income tax assets and liabilities, by jurisdiction, be presented in the balance sheet as noncurrent. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

In April 2015, the FASB issued guidance intended to amend current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to the LIBOR interest rate. In accordance with the revolving loan agreement expiring May 31, 2018 and as amended on February 1, 2016, the Company has the option of borrowing at LIBOR plus an additional “Add-On” of 1.0% to 1.5%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 25, 2015 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $20,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 27% of the Company’s revenues in the quarter ended December 25, 2015 were denominated in currencies other than the U.S. dollar. Of that total, approximately 60% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2016 and 2015 was the euro. At December 25, 2015, the Company had two outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $850,000 with a weighted average maturity of 32 days. The fair value of the Company’s contracts was a loss of $7,000 at December 25, 2015. The Company had no outstanding forward exchange contracts at June 30, 2015.

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

Item 1A.     Risk Factors

Any failure to meet our debt obligations and satisfy financial covenants could adversely affect our business and financial condition. As of December 25, 2015, as previously discussed, the Company was unable to comply with the minimum EBITDA covenant of the Credit Agreement and of the Prudential Agreement.  On February 1, 2016, these agreements have been amended and restated.  The amended agreements provide for a borrowing capacity based on certain assets of the Company.  The Company is currently pursuing a long-term financing solution.  Failure to obtain relief from any further covenant violations or to obtain alternative financing would have a material adverse impact on the Company.

There have been no other material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2015 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended December 25, 2015, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sep. 26, 2015 – Oct. 30, 2015	0	NA	0	315,000

Oct. 31, 2015 – Nov. 27, 2015	0	NA	0	315,000

Nov. 28, 2015 – Dec. 25, 2015	0	NA	0	315,000

Total	0	NA	0	315,000

The Company did not purchase any shares of Common Stock during the quarter ended December 25, 2015, pursuant to our publicly announced program (described below).

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

Item 3.     Defaults Upon Senior Securities

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

31a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Amended and Restated Credit Agreement Between Twin Disc, Incorporated, Twin Disc International, S.P.R.L., and Wells Fargo Bank, National Association, dated February 1, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 2, 2016). File No. 001-07635.

10.2	Security Agreement Between Twin Disc, Incorporated, Mill-Log Equipment Co., Inc., and Wells Fargo Bank, National Association, dated February 1, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated February 2, 2016). File No. 001-07635.

10.3	Amendment No. 2 to June 30, 2014 Amended and Restated Note Purchase and Private Shelf Agreement Between Twin Disc, Incorporated, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey, Security Benefit Life Insurance Company, Inc., Prudential Annuities Life Assurance Corporation, and Mutual of Omaha Insurance Company, dated February 1, 2016 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated February 2, 2016). File No. 001-07635.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema

101.CAL	XBRL Calculation Linkbase

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase

101.PRE	XBRL Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: February 3, 2016	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer