Form 10-Q
period 2016-03-25
TWIN DISC INC
filed 2016-05-04
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 25, 2016

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

Yes               No √

At April 29, 2016, the registrant had 11,350,174 shares of its common stock outstanding.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 25, 2016	June 30, 2015

ASSETS
Current assets:
Cash	$13,400	$22,936
Trade accounts receivable, net	32,644	43,883
Inventories	69,495	80,241
Deferred income taxes	5,398	4,863
Other	12,257	17,907
Total current assets	133,194	169,830

Property, plant and equipment, net	53,178	56,427
Goodwill, net	12,678	12,789
Deferred income taxes	13,294	4,878
Intangible assets, net	2,119	2,186
Other assets	3,947	3,752

Total assets	$218,410	$249,862

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$3,571	$3,571
Accounts payable	15,144	20,729
Accrued liabilities	22,216	32,754
Total current liabilities	40,931	57,054

Long-term debt	8,227	10,231
Accrued retirement benefits	35,459	38,362
Deferred income taxes	873	1,093
Other long-term liabilities	1,917	2,955

Total liabilities	87,407	109,695

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	11,530	12,259
Retained earnings	181,180	190,807
Accumulated other comprehensive loss	(35,445)	(35,481)
	157,265	167,585
Less treasury stock, at cost (1,749,294 and 1,832,121 shares, respectively)	26,790	28,057

Total Twin Disc shareholders' equity	130,475	139,528

Noncontrolling interest	528	639

Total equity	131,003	140,167

Total liabilities and equity	$218,410	$249,862

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Net sales	$41,434	$60,941	$123,635	$198,456
Cost of goods sold	31,816	41,935	94,222	134,958
Gross profit	9,618	19,006	29,413	63,498

Marketing, engineering and administrative expenses	14,072	15,669	43,905	48,086
Restructuring expenses	272	-	787	-
Other operating expense (income)	-	-	(445)	-
(Loss) earnings from operations	(4,726)	3,337	(14,834)	15,412

Interest expense	156	122	356	436
Other (income) expense, net	187	(539)	260	(1,021)
	343	(417)	616	(585)

(Loss) earnings before income taxes and noncontrolling interest	(5,069)	3,754	(15,450)	15,997
Income tax (benefit) expense	(4,138)	707	(7,955)	5,088

Net (loss) earnings	(931)	3,047	(7,495)	10,909
Less: Net earnings attributable to noncontrolling interest, net of tax	(32)	(101)	(91)	(173)

Net (loss) earnings attributable to Twin Disc	$(963)	$2,946	$(7,586)	$10,736

Dividends per share	$-	$0.09	$0.18	$0.27

(Loss) earnings per share data:
Basic (loss) earnings per share attributable to Twin Disc common shareholders	$(0.09)	$0.26	$(0.68)	$0.95
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	$(0.09)	$0.26	$(0.68)	$0.95

Weighted average shares outstanding data:
Basic shares outstanding	11,207	11,277	11,201	11,276
Dilutive stock awards	-	2	-	4

Diluted shares outstanding	11,207	11,279	11,201	11,280

Comprehensive income (loss):
Net (loss) earnings	$(931)	$3,047	$(7,495)	$10,909
Benefit plan adjustments, net of income taxes of $243, $322, $1,134 and $917, respectively	671	542	2,215	1,545
Foreign currency translation adjustment	1,941	(5,892)	(2,189)	(14,762)
Comprehensive income (loss)	1,681	(2,303)	(7,469)	(2,308)
Less: Comprehensive income attributable to noncontrolling interest	(33)	(46)	(81)	(87)

Comprehensive income (loss) attributable to Twin Disc	$1,648	$(2,349)	$(7,550)	$(2,395)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 25, 2016	March 27, 2015

Cash flows from operating activities:
Net (loss) earnings	$(7,495)	$10,909
Adjustments to reconcile net (loss) earnings to net cash (used) provided by operating activities:
Depreciation and amortization	6,636	7,639
Restructuring expenses	276	-
Provision for deferred income taxes	(9,180)	(307)
Other non-cash changes, net	1,049	602
Net change in operating assets and liabilities	3,379	(3,343)

Net cash (used) provided by operating activities	(5,335)	15,500

Cash flows from investing activities:
Proceeds from sale of business (see Note L)	3,500	-
Proceeds from life insurance policy	2,002	-
Acquisitions of fixed assets	(3,554)	(5,898)
Proceeds from sale of fixed assets	93	210
Other, net	(270)	1,553

Net cash provided (used) by investing activities	1,771	(4,135)

Cash flows from financing activities:
Payments of notes payable	-	(30)
Borrowings under revolving loan agreement	60,187	61,135
Repayments under revolving loan agreement	(62,191)	(67,100)
Proceeds from exercise of stock options	12	15
Dividends paid to shareholders	(2,041)	(3,047)
Dividends paid to noncontrolling interest	(192)	(219)
Excess tax benefits (shortfall) from stock compensation	(267)	(36)
Payments of withholding taxes on stock compensation	(190)	(313)

Net cash used by financing activities	(4,682)	(9,595)

Effect of exchange rate changes on cash	(1,290)	(2,920)

Net change in cash	(9,536)	(1,150)

Cash:
Beginning of period	22,936	24,757

End of period	$13,400	$23,607

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

New Accounting Releases

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In February 2016, the FASB issued guidance which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018 (the Company’s fiscal 2020), including interim periods within those fiscal years and requires retrospective application. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In November 2015, the FASB issued guidance intended to simplify current presentation guidance by requiring that deferred income tax assets and liabilities, by jurisdiction, be presented in the balance sheet as noncurrent. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

B.	Inventories

The major classes of inventories were as follows:

	Mar. 25, 2016	June 30, 2015
Inventories:
Finished parts	$46,602	$56,982
Work in process	8,909	8,292
Raw materials	13,984	14,967

	$69,495	$80,241

C.     Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the quarter and the three quarters ended March 25, 2016 and March 27, 2015:

	For the Quarter Ended		For the Three Quarters Ended
	Mar. 25, 2016	Mar. 27, 2015	Mar. 25, 2016	Mar. 27, 2015

Reserve balance, beginning of period	$4,049	$5,952	$5,245	$5,968
Current period expense	153	582	252	1,812
Payments or credits to customers	(386)	(453)	(1,648)	(1,482)
Translation	26	(185)	(7)	(402)

Reserve balance, end of period	$3,842	$5,896	$3,842	$5,896

The current portion of the warranty accrual ($2,754 and $3,904 for fiscal 2016 and 2015, respectively) is reflected in accrued liabilities, while the long-term portion ($1,088 and $1,992 for fiscal 2016 and 2015, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	Mar. 25, 2016	Mar. 27, 2015	Mar. 25, 2016	Mar. 27, 2015
Net sales
Manufacturing segment sales	$36,865	$54,519	$105,903	$178,143
Distribution segment sales	17,566	26,261	54,372	79,247
Inter/Intra segment elimination - manufacturing	(10,154)	(16,441)	(28,034)	(50,902)
Inter/Intra segment elimination – distribution	(2,843)	(3,398)	(8,606)	(8,032)

	$41,434	$60,941	$123,635	$198,456
Net (loss) earnings attributable to Twin Disc
Manufacturing segment net (loss) earnings	$(654)	$3,589	$(4,610)	$12,793
Distribution segment net (loss) earnings	(433)	1,341	7	4,297
Corporate and eliminations	124	(1,984)	(2,983)	(6,354)

	$(963)	$2,946	$(7,586)	$10,736

Assets	Mar. 25, 2016	June 30, 2015

Manufacturing segment assets	$221,199	$254,749
Distribution segment assets	50,982	53,759
Corporate assets and elimination of intercompany assets	(53,771)	(58,646)

	$218,410	$249,862

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first three quarters of fiscal 2016 and 2015, the Company granted a target number of 60.5 and 16.3 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2016 PSAs will vest if the Company achieves (a) performance-based target objectives relating to average annual sales and consolidated economic profit, and (b) relative Total Shareholder Return (“TSR”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2018. These PSAs are subject to adjustment if the Company’s net sales, economic profit and relative TSR for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 90.7. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing as compensation expense for the portion of the PSAs relating to the average annual sales and economic profit measures. The Company is currently accruing compensation expense for the TSR measure. Compensation expense relating to the relative TSR portion is recognized based on the grant date fair value over the vesting period.

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

There were 86.4 and 51.5 unvested PSAs outstanding at March 25, 2016 and March 27, 2015, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $40 was recognized for the one and three quarters ended March 25, 2016, related to PSAs. There was no compensation expense for the one and three quarters ended March 27, 2015, related to PSAs. The weighted average grant date fair value of the unvested awards at March 25, 2016 was $19.31. At March 25, 2016, the Company had $1,629 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2016, 2015 and 2014 awards. The total fair value of PSAs vested as of March 25, 2016 and March 27, 2015 were $0.

Performance Stock Unit Awards (“PSU”)

During the first three quarters of fiscal 2015, the Company granted a target number of 15.9 PSUs to various employees of the Company, including executive officers. There were no grants of PSUs during the first three quarters of fiscal 2016. The fiscal 2015 PSUs will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the PSU Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017. These PSUs are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of PSUs that can be awarded if the target objective is exceeded is 13.6. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for the fiscal 2015 PSUs.

There were 29.9 and 48.6 unvested PSUs outstanding at March 25, 2016 and March 27, 2015, respectively. The weighted average grant date fair value of the unvested awards at March 25, 2016 was $27.24. PSUs are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period. The fair-value of the PSUs is expensed over the performance period for the shares that are expected to ultimately vest. There was no compensation expense for the quarters ended March 25, 2016 and March 27, 2015, and, for the three quarters ended March 25, 2016 and March 27, 2015, related to PSUs. At March 25, 2016, the Company had $290 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015 and 2014 awards. The total fair value of PSU awards vested as of March 25, 2016 and March 27, 2015 were $0. The PSU awards are cash based, and would therefore be recorded as a liability on the Company’s consolidated balance sheets. As of March 25, 2016 and June 30, 2015, there were no awards included in liabilities in our consolidated balance sheets due to actual results to date and the low probability of achieving any of the threshold performance levels.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first three quarters of fiscal 2016 and 2015, the Company granted 95.7 and 57.2 service based restricted shares, respectively, to employees and non-employee directors in each year. There were 143.0 and 97.8 unvested shares outstanding at March 25, 2016 and March 27, 2015, respectively. Compensation expense of $299 and $8 was recognized for the quarters ended March 25, 2016 and March 27, 2015, respectively. Compensation expense of $942 and $425 was recognized for the three quarters ended March 25, 2016 and March 27, 2015, respectively. The total fair value of restricted stock grants vested as of March 25, 2016 and March 27, 2015 was $681 and $941, respectively. As of March 25, 2016, the Company had $1,408 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended		For the Three Quarters Ended
	Mar. 25, 2016	Mar. 27, 2015	Mar. 25, 2016	Mar. 27, 2015

Pension Benefits:
Service cost	$128	$120	$386	$359
Interest cost	1,225	1,215	3,675	3,661
Expected return on plan assets	(1,691)	(2,105)	(5,074)	(5,469)
Amortization of transition obligation	8	10	25	29
Amortization of actuarial net loss	897	607	2,703	1,825
Net periodic benefit cost (income)	$567	$(153)	$1,715	$405

Postretirement Benefits:
Service cost	$7	$8	$21	$23
Interest cost	151	144	453	434
Amortization of actuarial net loss	182	160	546	478
Net periodic benefit cost	$340	$312	$1,020	$935

The Company expects to contribute approximately $2,193 to its pension plans in fiscal 2016. As of March 25, 2016, $2,158 in contributions have been made.

The Company has reclassified $671 (net of $243 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 25, 2016. The Company has reclassified $542 (net of $322 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 27, 2015. The Company has reclassified $2,215 (net of $1,134 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 25, 2016. The Company has reclassified $1,545 (net of $917 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 27, 2015. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the three quarters ended March 25, 2016 and March 27, 2015, the Company’s effective income tax rate was 51.5% and 31.8% respectively. Global earnings were significantly lower in fiscal 2016, resulting in a consolidated net loss position. Foreign tax planning initiatives executed during the quarter, including recognizing foreign tax credits associated with the repatriation of $9,700 in cash from various European entities, resulted in additional tax benefits recorded of $2,400. This net benefit, when calculated with regards to the consolidated net loss position, increased the effective tax rate by 12.7%. The mix of earnings by jurisdiction during fiscal 2016 resulted in a higher overall applied tax benefit of $1,000. This resulted in an increase in the effective tax rate of 7.3%.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Due to recent operating income in a certain foreign jurisdiction with a history of generating operating losses, the Company has evaluated the realizability of the net deferred tax assets related to this jurisdiction. This evaluation concluded that, based primarily upon recent cumulative losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary. It is more likely than not that all other jurisdictions will realize deferred tax assets that have been recognized.

The Company has not provided for additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that these earnings remain permanently invested, and, with the exception of the foreign dividend payment made as part of the third quarter tax strategic initiatives, has no plans to repatriate funds related to these jurisdictions to the U.S. for the foreseeable future. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.

The Company has approximately $818 of unrecognized tax benefits, including related interest and penalties, as of March 25, 2016, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended March 25, 2016. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2011 through 2015 for the major operations in Italy, Canada, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2012. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2010 through 2015. During the quarter the Company settled a transfer pricing audit in Belgium covering fiscal 2013 and fiscal 2014 with no material financial impact. It is reasonably possible that other audit cycles will be completed during fiscal 2016.

I.	Goodwill and Other Intangibles

The Company tests goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. The Company monitors for potential interim triggering events on an ongoing basis. Such potential triggering events include unfavorable operating results and macroeconomic trends, and a market capitalization of the company below its book value.

The fair value of reporting units is primarily driven by projected growth rates and operating results under the income approach. If declining actual operating results or future operating results become indicative that the fair value of the Company’s reporting units has declined below their carrying values, an interim goodwill impairment test may need to be performed and may result in a non-cash goodwill impairment charge. The Company’s market capitalization can also be affected by changes in industry or market conditions, changes in results of operations and changes in forecasts or market expectations related to future results. If the Company’s market capitalization remains below the Company’s carrying value for a sustained period of time or if such a decline becomes indicative that the fair value of the Company’s reporting units has declined to below their carrying values, an interim goodwill impairment test may need to be performed and may result in a non-cash goodwill impairment charge. A non-cash goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing the Company’s losses in the period in which the impairment charge is taken.

The Company concluded that its lower market capitalization, as well as the downward trends noted in the Company’s operating results, during the first three quarters of fiscal 2016, was not indicative that the fair value of the Company’s reporting units had more likely than not declined to below their carrying values at March 25, 2016. The Company performs its required annual goodwill impairment test during the fourth quarter.

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the three quarters ended March 25, 2016 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Net Book Value

Balance at June 30, 2015	$16,459	$(3,670)	$12,789
Sale of business	(25)	-	(25)
Translation adjustment	(86)	-	(86)

Balance at March 25, 2016	$16,348	$(3,670)	$12,678

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have definite useful lives and are subject to amortization as of March 25, 2016 and June 30, 2015 were as follows:

	March 25, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$3,015	$(2,550)	$-	$465
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,645	(255)	-	1,390
Other	6,543	(5,286)	(1,194)	63

	$13,331	$(10,136)	$(1,277)	$1,918

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$3,015	$(2,505)	$-	$510
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,653	(194)	-	1,459
Other	6,476	(5,278)	(1,194)	4

	$13,272	$(10,022)	$(1,277)	$1,973

The weighted average remaining useful life of the intangible assets included in the table above is approximately 14 years.

Intangible amortization expense was $40 and $56 for the quarters ended March 25, 2016, and March 27, 2015, respectively. Intangible amortization expense was $114 and $177 for the three quarters ended March 25, 2016, and March 27, 2015, respectively. Estimated intangible amortization expense for the remainder of fiscal 2016 and each of the next five fiscal years is as follows:

Fiscal Year
2016	$41
2017	163
2018	163
2019	154
2020	141
2021	141

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 25, 2016 and June 30, 2015 was $201 and $213, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at March 25, 2016 and June 30, 2015 consisted of the following:

	March 25, 2016	June 30, 2015

Revolving loan	$8,203	$10,208
10-year unsecured senior notes	3,571	3,571
Other	24	23
Subtotal	11,798	13,802
Less: current maturities and short-term borrowings	(3,571)	(3,571)
Total long-term debt	$8,227	$10,231

The revolving loan outstanding as of March 25, 2016 pertains to a loan facility with Wells Fargo Bank, N.A. (the “Wells Fargo Agreement”) that was subject to certain financial covenants, including a minimum consolidated net worth, a minimum EBITDA for the most recent four quarters, and a maximum total funded debt to EBITDA ratio. As of March 25, 2016, the Company was not in compliance with the EBITDA covenant of the Wells Fargo Agreement.

On April 22, 2016, the Company executed a new revolving loan facility with Bank of Montreal (the “BMO Agreement”). The BMO Agreement is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, and certain machinery and equipment of its primary manufacturing facility in Racine, Wisconsin, and the personal property of Mill-Log Equipment Co., Inc., a wholly-owned domestic subsidiary of the Company.  The BMO Agreement provides for a borrowing base calculation to determine borrowing capacity.  This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments.  As of the closing of the loan, the Company’s borrowing capacity under the terms of the BMO Agreement was approximately $28,468, and the Company had approximately $15,511 of available borrowings.

On the day of the closing of the BMO Agreement on April 22, 2016, the Company used proceeds from the BMO Agreement to pay off the loan balance under the Wells Fargo Agreement. The new agreement demonstrated that the Company had both the intent and ability to refinance its debt obligation as of March 25, 2016, and the secured agreement allows for the Company to borrow up to the specified borrowing base criteria over the next twelve months. As a result, the Company has classified the outstanding balance under the Wells Fargo Agreement as of March 25, 2016, as a long-term obligation.

The unsecured senior notes balance pertains to the final installment of a 10-year note that was due and paid on April 11, 2016.

The fair value of long-term debt is estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. This rate was represented by the US Treasury Three-Year Yield Curve Rate (1.05% and 1.01% for March 25, 2016 and June 30, 2015, respectively), plus the current add-on related to the revolving loan agreement (1.00% for March 25, 2016 and June 30, 2015) resulting in a total rate of 2.05% and 2.01% for March 25, 2016 and June 30, 2015, respectively. The fair value of the Company’s 10-year unsecured senior notes due April 10, 2016 was approximately $3,619 and $3,726 at March 25, 2016 and June 30, 2015, respectively. The Company’s revolving loan agreement approximates fair value at March 25, 2016 and June 30, 2015. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

The Company from time to time makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315 shares as of March 25, 2016 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarter ended March 25, 2016.

The following is a reconciliation of the Company’s equity balances for the first three fiscal quarters of 2016 and 2015:

	Twin Disc, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2015	$12,259	$190,807	$(35,481)	$(28,057)	$639	$140,167

Net (loss) income		(7,586)			91	(7,495)
Translation adjustments			(2,179)		(10)	(2,189)
Benefit plan adjustments, net of tax			2,215			2,215
Cash dividends		(2,041)			(192)	(2,233)
Compensation expense and windfall tax benefits	715					715
Shares (acquired) issued, net	(1,444)			1,267		(177)

Balance, March 25, 2016	$11,530	$181,180	$(35,445)	$(26,790)	$528	$131,003

	Twin Disc, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2014	$11,973	$183,695	$(15,943)	$(28,141)	$727	$152,311

Net income		10,736			173	10,909
Translation adjustments			(14,676)		(86)	(14,762)
Benefit plan adjustments, net of tax			1,545			1,545
Cash dividends		(3,047)			(219)	(3,266)
Compensation expense and windfall tax benefits	388					388
Shares (acquired) issued, net	(392)			94		(298)

Balance, March 27, 2015	$11,969	$191,384	$(29,074)	$(28,047)	$595	$146,827

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 25, December 25, 2015, and March 25, 2016, and September 26, December 26, 2014, and March 27, 2015, are as follows:

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2015	$6,740	$(42,221)
Translation adjustment during the quarter	(1,787)	-
Amounts reclassified from accumulated other comprehensive income	-	739
Net current period other comprehensive (loss) income	(1,787)	739
Balance at September 25, 2015	$4,953	$(41,482)
Translation adjustment during the quarter	(2,331)	-
Amounts reclassified from accumulated other comprehensive income	-	805
Net current period other comprehensive (loss) income	(2,331)	805
Balance at December 25, 2015	$2,622	$(40,677)
Translation adjustment during the quarter	1,939	-
Amounts reclassified from accumulated other comprehensive income	-	671
Net current period other comprehensive (loss) income	1,939	671
Balance at March 25, 2016	$4,561	$(40,006)

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2014	$20,779	$(36,722)
Translation adjustment during the quarter	(4,337)	-
Amounts reclassified from accumulated other comprehensive income	-	488
Net current period other comprehensive (loss) income	(4,337)	488
Balance at September 26, 2014	$16,442	$(36,234)
Translation adjustment during the quarter	(4,501)	-
Amounts reclassified from accumulated other comprehensive income	-	515
Net current period other comprehensive (loss) income	(4,501)	515
Balance at December 26, 2014	$11,941	$(35,719)
Translation adjustment during the quarter	(5,838)	-
Amounts reclassified from accumulated other comprehensive income	-	542
Net current period other comprehensive (loss) income	(5,838)	542
Balance at March 27, 2015	$6,103	$(35,177)

Reconciliations for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the one and three quarters ended March 25, 2016 are as follows:

	Amount Reclassified Quarter Ended March 25, 2016		Amount Reclassified Three Quarters Ended March 25, 2016
Amortization of benefit plan items
Actuarial losses	$906	(a)	$3,324	(a)
Transition asset and prior service benefit	8	(a)	25	(a)
Total before tax benefit	914		3,349
Tax benefit	243		1,134
Total reclassification net of tax	$671		$2,215

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

Reconciliations for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the one and three quarters ended March 27, 2015 are as follows:

	Amount Reclassified Quarter Ended March 27, 2015		Amount Reclassified Three Quarters Ended March 27, 2015
Amortization of benefit plan items
Actuarial losses	$854	(a)	$2,433	(a)
Transition asset and prior service benefit	10	(a)	29	(a)
Total before tax benefit	864		2,462
Tax benefit	322		917
Total reclassification net of tax	$542		$1,545

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

The Company has continued to execute the restructuring actions and cost reduction activities it announced on November 6, 2015 to reduce its unfavorable operating results, resulting from the challenging global market conditions within its oil and gas, global pleasure craft and Asian commercial marine markets. During the current quarter, $272 of restructuring charges were incurred in Italy and Singapore relating to headcount reductions. For the first three quarters of fiscal 2016, the restructuring expense of $787 also included headcount reductions in North America and Italy.

On September 25, 2015, the Company, as part of its initiative to focus resources on core manufacturing and product development activities aimed at improving profitability, entered into an asset purchase agreement with one of its major distributor customers. Under this agreement, the Company sold distribution rights to its southeastern U.S. territories and certain assets, consisting primarily of inventories, for $4,100. The proceeds from the sale of distribution rights of $600 are deferred and will be amortized into revenue through June 2016, the initial term of the distribution agreement. The gain on sale of $445 is recorded as other operating income in the statement of operations.

During fiscal years 2014 and 2013, the Company recorded pre-tax restructuring charges for a targeted workforce reduction at its Belgian operation, in the total amount of $1,642. As of March 25, 2016, the Company carried a remaining liability of $458.

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

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 25, 2016	%	March 27, 2015	%	March 25, 2016	%	March 27, 2015	%

Net sales	$41,434		$60,941		$123,635		$198,456
Cost of goods sold	31,816		41,935		94,222		134,958

Gross profit	9,618	23.2%	19,006	31.2%	29,413	23.8%	63,498	32.0%

Marketing, engineering and administrative expenses	14,072	34.0%	15,669	25.7%	43,905	35.5%	48,086	24.2%
Restructuring of operations	272	0.7%	0	0.0%	787	0.6%	0	0.0%
Other operating expense (income)	0	0.0%	0	0.0%	(445)	(0.4% )	0	0.0%

(Loss) earnings from operations	$(4,726)	(11.4% )	$3,337	5.5%	$(14,834)	(12.0% )	$15,412	7.8%

Comparison of the Third Quarter of FY 2016 with the Third Quarter of FY 2015

Net sales for the third quarter decreased 32.0%, or $19.5 million, to $41.4 million from $60.9 million in the same period a year ago. Currency translation had an unfavorable impact on fiscal 2016 sales compared to the prior year totaling $1.0 million due to the strengthening of the U.S. dollar against the euro and Asian currencies. The significant decline is the result of reduced demand for the Company’s oil and gas related products in both North America and Asia driven by the continued global decline in oil and natural gas prices, along with softening demand in Asia for the Company’s commercial marine products. Demand from customers in Europe remains weak, although improved slightly from the prior year, while overall demand in North America remains stable for the Company’s commercial marine and industrial products (excluding oil and gas applications). The sales decline was seen most heavily in Asia Pacific, as the percentage of sales to this region fell to 19% of total consolidated net sales in the third quarter of fiscal 2016 compared to 21% for the full year fiscal 2015 and 29% in the peak year of fiscal 2014. By comparison, the European region improved to 21% (from 17%).

Sales at our manufacturing segment were down 32.4%, or $17.7 million, versus the same period last year. In the current fiscal year’s third quarter, our U.S. manufacturing operation, the largest, experienced a 44.1% decrease in sales versus the third fiscal quarter of 2015. The primary driver for this decrease was reduced shipments of pressure pumping transmissions and aftermarket components for the North American and Asian oil and gas markets, along with reduced demand for commercial marine product. The Company’s Italian manufacturing operations, which continue to be hampered by the softness in the European mega yacht and industrial markets, experienced an 18.0% decrease in sales compared to the prior fiscal year’s third quarter, partially due to an unfavorable currency impact (4.2%). The Company’s Belgian operation experienced a decline in the quarter (16.1%) on challenging European market conditions. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 24.8% decrease in sales, primarily due to softening demand for commercial and patrol craft applications along with an unfavorable currency impact (3.6%).

Our distribution segment experienced a 33.1%, or $8.7 million, decrease in sales compared to the third quarter of fiscal 2015. The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, saw a 58.2% decrease in sales compared to the prior fiscal year’s third quarter. This decrease is due to a significant decline in shipments of pressure pumping and commercial marine transmissions for the Asian market, along with an unfavorable currency impact (1.3%). The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 44.1%. The year over year decrease was driven by reduced shipments of pressure pumping transmissions and aftermarket service and components for the Canadian oil and gas market. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of 3.7% from the prior fiscal year’s third quarter despite an unfavorable currency impact (7.4%). This constant-currency increase was driven by improved shipments in the Australian pleasure craft market compared to the prior year.

The elimination for net inter/intra segment sales decreased $6.8 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 800 basis points to 23.2% of sales, compared to 31.2% of sales for the same period last year. Gross profit for fiscal 2016’s third quarter was unfavorably impacted by the reduced volume ($8.9 million), a less profitable product mix (approximately $0.9 million) driven by lower sales of the Company’s oil and gas transmission products and an unfavorable currency impact ($0.2 million). These unfavorable items were partially offset by improved efficiencies and realization of recent cost savings initiatives ($0.7 million).

For the fiscal 2016 third quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 34.0%, compared to 25.7% for the fiscal 2015 third quarter. ME&A expenses decreased $1.6 million or 10.2% versus the same period last fiscal year. The decrease in ME&A expenses for the quarter relates to a currency movement ($0.2 million), reduced bonus expense ($0.8 million) and the realization of recently enacted cost reduction initiatives ($1.7 million). These decreases were partially offset by increases related to pension expense ($0.6 million), stock based compensation expense ($0.3 million) and legal fees related to the amendment of revolving credit agreement ($0.2 million).

During the second fiscal quarter of fiscal 2016, the Company announced restructuring actions expected to generate $4.3 million in annualized savings through reductions in the base salaries of the Company’s corporate officers, the elimination of salaried positions, reductions in base salaries and wages of salaried and hourly employees at the Company’s headquarters and domestic manufacturing facilities, temporary layoffs at its Racine operation and headcount reductions at certain foreign subsidiaries. These actions resulted in a $0.5 million restructuring charge recorded in the Company’s second fiscal quarter, consisting of severance related to the aforementioned cost savings initiatives, and $0.3 million in the third fiscal quarter.

During the first quarter of fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4.1 million. As a result, a net operating gain of $0.4 million was recorded in the Company’s year-to-date results.

Interest expense of $156,000 for the quarter was up 27.9% versus last year’s third fiscal quarter. Total interest on the Company’s revolving credit facility under the Wells Fargo Agreement increased to $73,000 in fiscal 2016’s third quarter. The average borrowing on this loan, computed monthly, increased to $14.1 million in fiscal 2016’s third quarter, compared to $6.3 million in the same period a year ago. The interest rate increased from a range of 1.18% to 1.19% in the prior fiscal year’s third quarter to a range of 1.43% to 1.95% in the current year. The interest expense on the Company’s $25 million Senior Note decreased 50%, at a fixed rate of 6.05%, due to a lower remaining principal balance.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro, Singapore dollar and Australian dollar.

The fiscal 2016 third quarter tax rate was 81.6%, compared to the fiscal 2015 third quarter rate of 18.8%. Both periods were impacted by non-deductible operating results in a certain foreign jurisdiction that is subject to a full valuation allowance. Adjusting both periods for the non-deductible results, the fiscal 2016 third quarter rate would have been 71.4%, compared to 27.3% for the fiscal 2015 third quarter. The fiscal 2016 third quarter effective tax rate was favorably impacted by a tax strategy which resulted in the recognition of foreign tax credits associated with the repatriation of $9.7 million in cash from our European operations ($2.4 million). Adjusting for this non-recurring benefit, the fiscal 2016 third quarter effective tax rate would have been 34.3%.

Comparison of the First Three Quarters of FY 2016 with the First Three Quarters of FY 2015

Net sales for the first three quarters decreased 37.7%, or $74.8 million, to $123.6 million from $198.5 million in the same period a year ago. Currency translation had an unfavorable impact on fiscal 2016 sales compared to the prior year totaling $7.9 million due to the strengthening of the U.S. dollar against the euro and Asian currencies. The significant decline is the result of reduced demand for the Company’s oil and gas related products in both North America and Asia driven by the continued global decline in oil and natural gas prices, along with softening demand in Asia for the Company’s commercial marine products. Demand from customers in Europe remains weak, while overall demand in North America remains stable for the Company’s commercial marine and industrial products (excluding oil and gas applications). The sales decline was seen most heavily in North America, driven by the reduced demand for oil and gas related products, as the percentage of sales to this region fell to 52% of total consolidated net sales in the first three quarters of fiscal 2016 compared to 55% for the full year fiscal 2015. By comparison, the European region improved to 20% (from 17%), while Asia Pacific fell slightly to 20% (compared to 21% for fiscal 2015).

Sales at our manufacturing segment were down 40.6%, or $72.2 million, versus the same period last year. In the current fiscal year’s first three quarters, our U.S. manufacturing operation, the largest, experienced a 51.9% decrease in sales versus the first three quarters of 2015. The primary driver for this decrease remains the reduced shipments of pressure pumping transmissions and aftermarket components for the North American and Asian oil and gas markets, along with reduced demand in Asia for commercial marine product. The Company’s Italian manufacturing operations, which continue to be hampered by the softness in the European mega yacht and industrial markets, experienced a 26.0% decrease in sales compared to the prior fiscal year’s first three quarters, partially due to an unfavorable currency impact (10.1%). The Company’s Belgian manufacturing operation experienced a volume decline of 8.4%, including an unfavorable currency impact (5.8%), on continued challenges in the European market. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced an 18.4% decrease in sales, partially due to currency impact (4.0%) and the softening demand for commercial and patrol craft applications.

Our distribution segment experienced a 31.4%, or $24.9 million, decrease in sales compared to the first three quarters of fiscal 2015. The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, saw a 55.7% decrease in sales compared to the prior fiscal year’s first three quarters. This significant decrease is due to a significant decline in shipments of pressure pumping and commercial marine transmissions for the Chinese market, along with an unfavorable currency impact (3.5%). The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 50.3%. The year over year decrease was driven by reduced shipments of pressure pumping transmissions and aftermarket service and components for the Canadian oil and gas market. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just over 9% from the prior fiscal year’s first three quarters, after adjusting for an unfavorable currency impact (15.5%). This constant-currency increase was driven by improved shipments in the Australian pleasure craft market compared to the prior year.

The elimination for net inter/intra segment sales decreased $22.3 million, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales decreased 820 basis points to 23.8% of sales, compared to 32.0% of sales for the same period last year. Gross profit for fiscal 2016’s first three quarters was unfavorably impacted by the reduced volume ($32.1 million), a less profitable product mix (approximately $3.4 million) driven by lower sales of the Company’s oil and gas transmission products and an unfavorable currency impact ($1.0 million). These unfavorable items were partially offset by improved efficiencies and realization of recent cost savings initiatives ($2.5 million).

For the fiscal 2016 first three quarters, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 35.5%, compared to 24.2% for the fiscal 2015 comparable period. ME&A expenses decreased $4.2 million or 8.7% versus the same period last fiscal year. The decrease in ME&A expenses for the first three quarters relates to a currency movement ($1.7 million), reduced bonus expense ($2.0 million) and the realization of recently enacted cost reduction initiatives ($3.4 million). These decreases were partially offset by increases related to pension expense ($1.3 million), stock based compensation ($0.7 million), legal fees related to the amended bank agreement ($0.2 million) and corporate development activities ($0.7 million).

During the second fiscal quarter, the Company announced restructuring actions expected to generate $4.3 million in annualized savings through reductions in the base salaries of the Company’s corporate officers, the elimination of salaried positions, reductions in base salaries and wages of salaried and hourly employees at the Company’s headquarters and domestic manufacturing facilities, temporary layoffs at its Racine operation and headcount reductions at certain foreign subsidiaries. These actions resulted in a $0.8 million restructuring charge recorded in the Company’s second and third fiscal quarters.

During the first quarter of fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4.1 million. As a result, a net operating gain of $0.4 million was recorded in the Company’s year-to-date results.

Interest expense of $356,000 for the first three quarters was down 18.3% versus last year’s comparable period. Total interest on the Company’s revolving credit facility under the Wells Fargo Agreement increased 50.5% to $157,400 in fiscal 2016’s first three quarters. The average borrowing on this loan, computed monthly, increased 27.2% to $13.3 million in fiscal 2016’s first three quarters, compared to $10.5 million in the same period a year ago. The interest rate increased from a range of 1.16% to 1.19% in the prior fiscal year’s first three quarters to a range of 1.20% to 1.95% in the current year. The interest expense on the Company’s $25 million Senior Note decreased 50% to $162,000 at a fixed rate of 6.05%, due to a lower remaining principal balance.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro, Chinese yuan, Japanese yen and Australian dollar.

The fiscal 2016 tax rate for the first three quarters was 51.5%, compared to the fiscal 2015 rate of 31.8% for the comparable period. The fiscal 2016 rate was significantly impacted by a tax strategy implemented which resulted in a net tax benefit of $2.4 million recorded to reflect foreign tax credits associated with the repatriation of cash from various European entities ($9.7 million). Adjusting for this non-recurring benefit, the fiscal 2016 effective tax rate would have been 36.0%.

Financial Condition, Liquidity and Capital Resources

Comparison between March 25, 2016 and June 30, 2015

As of March 25, 2016, the Company had net working capital of $92.3 million, which represents a decrease of $20.5 million, or 18.2%, from the net working capital of $112.8 million as of June 30, 2015.

Cash decreased $9.5 million to $13.4 million as of March 25, 2016, versus $22.9 million as of June 30, 2015. The decrease is the result of a $9.7 million repatriation of cash from various European entities during the Company’s third fiscal quarter, which was used to pay down debt. The majority of the cash as of March 25, 2016 is at overseas operations in Europe ($3.6 million) and Asia-Pacific ($9.2 million).

Trade receivables of $32.6 million were down $11.2 million, or approximately 25.6%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.2 million versus June 30, 2015. The net remaining decrease is driven by the sales volume decrease of just over 38% from the fourth quarter of fiscal 2015 compared to the third fiscal quarter of fiscal 2016.

Net inventory decreased by $10.7 million, or 13.4%, versus June 30, 2015 to $69.5 million. The impact of foreign currency translation was to decrease net inventory by $0.7 million versus June 30, 2015. After adjusting for the impact of foreign currency translation, the net decrease of $10.0 million is primarily the result of the sale of the inventories of Twin Disc Southeast, a Company-owned distributor in the southeast U.S., to a third party distributor ($3.3 million), along with reductions at our Racine manufacturing operation ($1.3 million) and Singapore distribution operation ($3.2 million). On a consolidated basis, as of March 25, 2016, the Company’s backlog of orders to be shipped over the next six months approximates $40.0 million, compared to $34.4 million at June 30, 2015 and $47.8 million at March 27, 2015. As a percentage of six month backlog, inventory has improved from 233% at June 30, 2015 to 174% at March 25, 2016.

Net property, plant and equipment (PP&E) decreased $3.2 million versus June 30, 2015. This includes the addition of $3.6 million in capital expenditures, primarily at the Company’s Racine-based manufacturing operation, which was more than offset by depreciation of $6.6 million. The net remaining decrease is due to foreign currency translation effects and asset disposals. In total, the Company expects to invest between $5 and $7 million in capital assets in fiscal 2016. These anticipated expenditures reflect the Company’s plans to conserve capital while continuing to invest in modern equipment and facilities, its global sourcing program and new products. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and expanding capacity at its facilities around the world.

Due to recent volatility in the Company’s stock price, the Company’s market capitalization has fallen below its book value at times over the past two quarters. The Company evaluated this decline, as well its unfavorable operating results and the downward industry macroeconomic trends, in light of possible goodwill impairments, and concluded that the decline in the Company’s market capitalization during the second and third fiscal quarters of 2016 was not indicative that the fair value of the Company’s reporting units had more likely than not declined to below their carrying values. See Footnote I of this quarterly report for further discussion.

Accounts payable as of March 25, 2016 of $15.1 million were down $5.6 million, or 26.9%, from June 30, 2015. The impact of foreign currency translation was to decrease accounts payable by $0.1 million versus June 30, 2015. This decrease is consistent with the timing of certain payments, the Company’s lower six month backlog levels and the reduction in purchasing activity during the first three quarters resulting from reduced sales levels compared to the fourth quarter of fiscal 2015.

Total borrowings and long-term debt as of March 25, 2016 decreased by $2.0 million, or 14.5%, to $11.8 million versus June 30, 2015. This decrease was driven by debt repayments primarily through the use of $9.7 million in cash repatriated from foreign jurisdictions in the Company’s fiscal third quarter, the use of $4.1 million of proceeds from the sale of the assets of Twin Disc Southeast and the use of $2.0 million from life insurance proceeds, partially offset by borrowings used to support operating cash flows and make bonus, dividend and severance payments. During the first three quarters, the Company generated negative free cash flow (defined as operating cash flow less acquisitions of fixed assets and dividends paid to shareholders) of ($10.9) million and ended the quarter with total debt, net of cash, of ($1.6) million, compared to ($9.1) million at June 30, 2015, for a net change of $7.5 million.

Total equity decreased $9.2 million, or 6.5%, to $131.0 million as of March 25, 2016. Retained earnings decreased by $9.6 million. The net decrease in retained earnings included $7.6 million in net loss for the first fiscal three quarters, along with $2.0 million in dividend payments. Net unfavorable foreign currency translation of $2.2 million was reported. The net remaining increase in equity of $2.6 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

As of March 25, 2016, the Company’s borrowings consisted of loans under (a) the revolving loan agreement with Wells Fargo Bank, National Association (the “Wells Fargo Agreement”) and (b) the Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”).

The Wells Fargo Agreement was entered into on June 30, 2014, and was amended on February 1, 2016. Prior to the February 1, 2016 amendment, it permitted the Company to enter into unsecured revolving credit loans up to the amount of $60 million. The amendment provided for a borrowing base calculation to determine borrowing capacity, up to a maximum of $40 million. This capacity was based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments. As of March 25, 2016, the Company’s borrowing capacity under the Wells Fargo Agreement was approximately $30 million. The amended Wells Fargo Agreement also revised the definition of EBITDA for the four consecutive fiscal quarters ending on and including December 25, 2015 to and including September 30, 2016 to add $0.5 million, reflective of the restructuring charge taken by the Company in the second quarter of the fiscal year ending June 30, 2016, and further adjusted the definition of EBITDA to add back non-cash stock based compensation expense and additional restructuring charges not to exceed $0.3 million in the fiscal quarter ending March 25, 2016, and $0.3 million in each subsequent fiscal quarter. The amended Wells Fargo Agreement also waived any events of default that may have occurred under the terms of the agreement prior to its February 1, 2016 amendment.

Borrowings under the amended Wells Fargo Agreement were secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company. The Company had also pledged 65% of its equity interests in certain foreign subsidiaries. The Company and Mill-Log had entered into a Security Agreement with Wells Fargo, under which Wells Fargo had been granted a security interest in these assets and holdings as collateral agent for itself and for the Noteholders under the Prudential Agreement.

Loans under the Wells Fargo Agreement were generally charged interest at the LIBOR Rate plus (a) 1.00% if the Company’s adjusted four-quarter EBITDA (as defined) was at least $11 million, or (b) 1.50% if the Company’s adjusted four-quarter EBITDA (as defined) was less than $11 million. The rate was 1.94% at March 25, 2016.

On April 22, 2016, the Company entered into a revolving Credit Agreement (the “BMO Agreement”) with Bank of Montreal (“BMO”). This agreement permitted the Company to enter into loans up to $40 million. This maximum may be increased under the BMO Agreement by an additional $10 million so long as there exists no default and certain other conditions specified in the BMO Agreement are satisfied. On the day of the closing of the BMO Agreement, the Company used proceeds to pay off the loan balance under the Wells Fargo Agreement. The new agreement demonstrated that the Company had both the intent and ability to refinance its debt obligation as of March 25, 2016, and the secured agreement allows for the Company to borrow up to the specified borrowing base criteria over the next twelve months. As a result the Company has classified the outstanding balance under the Wells Fargo Agreement as of March 25, 2016, as a long-term obligation.

In general, each revolving loan under the BMO Agreement will bear interest at a Eurodollar Rate, as defined. This rate as of April 22, 2016 was 2.18%

In addition to monthly interest payments, the Company will be responsible for paying a quarterly unused fee equal to 0.15% of the average daily unused portion of the revolving credit commitment. The Company may prepay loans subject to certain limitations.

Borrowings under the BMO Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company has entered into a security agreement, IP security agreement and pledge agreement with BMO, and Mill-Log has entered into a guaranty agreement, guarantor security agreement and pledge agreement with BMO, which collectively grant BMO a security interest in these assets and holdings as administrative agent for itself and other lenders that may enter into the BMO Agreement. The Company has also entered into a negative pledge agreement with BMO, pursuant to which it has agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the BMO Agreement and the negative pledge agreement. Within thirty days upon the occurrence of an event of default (as defined) that is not cured within the prescribed cure period, or if availability under the BMO Agreement is less than the greater of 15% of the aggregate revolving credit commitments and $6.0 million, the Company and Mill-Log will execute and deliver mortgages to BMO on all real estate owned by them at such time to further secure borrowings under the BMO Agreement.

The Prudential Agreement was entered into on June 30, 2014. Among other things, the Prudential Agreement: (a) amended and restated the note agreement between the Company and Purchasers dated as of April 10, 2006, as it had been amended from time to time; and (b) set forth the terms of the potential sale and purchase of up to $50 million in shelf notes by the Company to Prudential. The notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum, payable quarterly. The principal was payable in annual installments of $3.6 million, and matured and became due and payable in full on April 10, 2016. The outstanding balance was $3.6 million at March 25, 2016 and June 30, 2015, respectively. The entire outstanding balance was classified as a current maturity of long-term debt at March 25, 2016 and June 30, 2015, respectively.

The Prudential Agreement included financial covenants regarding minimum net worth, minimum EBITDA and a maximum total funded debt to EBIDTA ratio. It also included certain covenants that limit, among other things, certain indebtedness, acquisitions, investments, capital expenditures and dividends. The amendment to the Prudential Agreement waived any events of default that may have occurred under the terms of the agreement prior to its February 1, 2016 amendment.

The final installment of $3.6 million was made on April 11, 2016. In addition, the shelf notes arrangement under the Prudential Agreement was terminated on April 21, 2016.

As of March 25, 2016, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $40.0 million, or approximately 16% greater than the six-month backlog of $34.4 million as of June 30, 2015, but down 16% from the end of the third fiscal quarter of 2015. Please see the factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2015, as supplemented in this report, which could cause actual results to be materially different from what is expressed or implied in any forward looking statement.

The Company’s balance sheet remains strong, there are no material off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. The Company had approximately $15.5 million of available borrowings on the new Credit Agreement with Bank of Montreal as of April 22, 2016. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of March 25, 2016, the Company also had cash of $13.4 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2016, the Company expects to contribute $2.2 million to its defined benefit pension plans, the minimum contributions required. As of March 25, 2016, $2.2 million in contributions have been made.

Net working capital decreased $20.5 million, or 18.2%, in fiscal 2016’s first three quarters, and the current ratio increased from 3.0 at June 30, 2015 to 3.3 at March 25, 2016. The decrease in net working capital was primarily driven by a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable and accrued liabilities due to the impact of reduced volume and the payment of severance and bonus obligations.

The Company expects capital expenditures to be approximately $5 million - $7 million in fiscal 2016. These anticipated expenditures reflect the Company’s plans to continue conserve capital while investing in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

The Company has approximately $0.8 million of unrecognized tax benefits, including related interest and penalties, as of March 25, 2016, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee to manage the operations and administration of the defined benefit plans. As mentioned above, the Company estimates that fiscal 2016 contributions to all defined benefit plans will total $2.2 million. As of March 25, 2016, $2.2 million in contributions have been made.

New Accounting Releases

In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In February 2016, the FASB issued guidance which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018 (the Company’s fiscal 2020), including interim periods within those fiscal years and requires retrospective application. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar Rate. In accordance with BMO Agreement expiring April 22, 2021, the Company has the option of borrowing at a Eurodollar Rate plus an additional “Add-On” of 1.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 25, 2016 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $18,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 27% of the Company’s revenues in the quarter ended March 25, 2016 were denominated in currencies other than the U.S. dollar. Of that total, approximately 60% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2016 and 2015 was the euro. At March 25, 2016, the Company had three outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $950,000 with a weighted average maturity of 52 days. The fair value of the Company’s contracts was a loss of $54,000 at March 25, 2016. The Company had no outstanding forward exchange contracts at June 30, 2015.

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

There were no securities of the Company sold by the Company during the quarter ended March 25, 2016, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Dec. 26, 2015 – Jan. 29, 2016	0	NA	0	315,000

Jan. 30, 2016 – Feb. 26, 2016	0	NA	0	315,000

Feb. 27, 2016 – Mar. 25, 2016	0	NA	0	315,000

Total	0	NA	0	315,000

The Company did not purchase any shares of Common Stock during the quarter ended March 25, 2016, pursuant to our publicly announced program (described below).

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

Item 3.     Defaults Upon Senior Securities

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

31a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Credit Agreement Between Twin Disc, Incorporated and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 2016).

10.2

Security Agreement Between Twin Disc, Incorporated, Mill-Log Equipment Co., Inc., and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 26, 2016).

10.3	IP Security Agreement Between Twin Disc, Incorporated and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated April 26, 2016).

10.4

Pledge Agreement Between Twin Disc, Incorporated, Mill-Log Equipment Co., Inc. and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated April 26, 2016).

10.5	Guaranty Agreement Between Mill-Log Equipment Co., Inc. and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated April 26, 2016).

10.6	Guarantor Security Agreement Between Mill-Log Equipment Co., Inc. and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated April 26, 2016).

10.7	Negative Pledge Agreement Between Twin Disc, Incorporated and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated April 26, 2016).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema

101.CAL	XBRL Calculation Linkbase

101.DEF	XBRL Definition Linkbase

101.LAB	XBRL Label Linkbase

101.PRE	XBRL Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: May 4, 2016	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer