Form 10-K
period 2016-06-30
TWIN DISC INC
filed 2016-09-13
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

YES [√ ] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

YES [√ ] NO [ ]

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

YES [ ] NO [ √ ]

At December 25, 2015, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $95,679,464. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 19, 2016, the registrant had 11,438,573 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TABLE OF CONTENTS

TWIN DISC, INC. - FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2016

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

The Company has applied for patents in both the United States and certain foreign countries on inventions made in the course of its development work for which commercial applications are considered probable. The Company regards its patents collectively as important but does not consider its business dependent upon any one of such patents.

The business is not considered to be seasonal except to the extent that employee vacations, particularly in Europe, are taken mainly in the months of July and August, curtailing production during that period.

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability. The Company’s top ten customers accounted for approximately 46% of the Company's consolidated net sales during the year ended June 30, 2016. There were two customers, Sewart Supply, Inc. and Great Lakes Power Companies, both authorized distributors of the Company, that each accounted for 12% of consolidated net sales in fiscal 2016.

Unfilled open orders for the next six months of $35.7 million at June 30, 2016 compares to $34.4 million at June 30, 2015. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1.8 million, $2.3 million and $3.0 million in fiscal 2016, 2015 and 2014, respectively. Total engineering and development costs were $9.5 million, $11.1 million and $10.9 million in fiscal 2016, 2015 and 2014, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2016 was 742.

A summary of financial data by segment and geographic area for the years ended June 30, 2016, 2015 and 2014 appears in Note J to the consolidated financial statements.

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

As a global company, the Company is subject to currency fluctuations and any significant movement between the U.S. dollar and the euro, in particular, could have an adverse effect on its profitability. Although the Company’s financial results are reported in U.S. dollars, a significant portion of its sales and operating costs are realized in euros and other foreign currencies. The Company’s profitability is affected by movements of the U.S. dollar against the euro and the other currencies in which it generates revenues and incurs expenses. Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar or euro, could have an adverse effect on the Company’s profitability and financial condition. While the long-term impacts of the United Kingdom’s vote to exit the European Union (commonly known as “Brexit”) are currently unknown, any resulting unfavorable currency impact to the euro could have an adverse effect on the Company’s profitability and financial condition.

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling, and are thus dependent upon the strength of those markets and oil prices. In recent years, the Company has seen significant variations in the sales of its products that are used in oil and energy related markets. The variability in these markets has been defined by the change in oil prices and the global demand for oil. Significant decreases in oil prices and reduced demand for oil and capital investment in the oil and energy markets adversely affect the sales of these products and the Company’s profitability. The cyclical nature of the global oil and gas market presents the ongoing possibility of a severe cutback in demand, which would create a significant adverse effect on the sales of these products and ultimately on the Company’s profitability.

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

In the event of an increase in the global demand for steel, the Company could be adversely affected if it experiences shortages of raw castings and forgings used in the manufacturing of its products. With the continued development of certain developing economies, in particular China and India, the global demand for steel has risen significantly in recent years. The Company selects its suppliers based on a number of criteria, and the Company expects that they will be able to support its growing needs. However, there can be no assurance that a significant increase in demand, capacity constraints or other issues experienced by the Company’s suppliers will not result in shortages or delays in their supply of raw materials to the Company. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates which would adversely affect its sales, profitability and relationships with its customers.

The Company continues to face the prospect of increasing commodity costs, including steel, other raw materials and energy that could have an adverse effect on future profitability. To date, the Company has been successful with offsetting the effects of increased commodity costs through cost reduction programs and pricing actions. However, if material prices were to continue to increase at a rate that could not be recouped through product pricing, it could potentially have an adverse effect on the Company’s future profitability.

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although there were only two customers, Sewart Supply, Inc. and Great Lakes Power Companies, that accounted for 10% or more of consolidated net sales in fiscal 2016, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 54% of the Company’s consolidated net sales for fiscal 2016. The Company has international manufacturing operations in Belgium, Italy, India and Switzerland. In addition, the Company has international distribution operations in Singapore, China, Australia, Japan, Italy, Belgium, India and Canada. The Company’s international sales and operations are subject to a number of risks, including:

⇒	currency exchange rate fluctuations
⇒	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds
⇒	problems with the transportation or delivery of its products
⇒	issues arising from cultural or language differences
⇒	potential labor unrest
⇒	longer payment cycles and greater difficulty in collecting accounts receivables
⇒	compliance with trade and other laws in a variety of jurisdictions
⇒	changes in tax law

These factors could adversely affect the Company’s business, results of operations or financial condition.

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. The majority of the Company’s manufacturing, based on fiscal 2016’s sales, came from its facilities in Racine, Wisconsin. If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Any failure to meet debt obligations and maintain adequate asset-based borrowing capacity could adversely affect the Company’s business and financial condition. The Company’s new five-year revolving credit facility entered into in April 2016 is secured by certain personal property assets such as accounts receivable, inventory, and machinery and equipment. Under this agreement, the Company’s borrowing capacity is based on the eligible balances of these assets and it is required to maintain sufficient borrowing base at all times to secure its outstanding borrowings. As of June 30, 2016, the Company had a borrowing capacity that exceeded its outstanding loan balance (see Note G of the Notes to the Consolidated Financial Statements). Based on its annual financial plan, the Company believes that it will generate sufficient cash flow levels throughout fiscal 2017 in order to maintain compliance with this borrowing base. However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment. If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing. Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

The Company recorded a significant non-cash goodwill impairment charge in fiscal 2016. The Company carries a remaining balance of goodwill in the amount of $5.1 million as of June 30, 2016 after the impairment charge recognized in the fourth quarter of 2016. Any further deterioration in the industry or business may trigger future impairment charges, which may have a material adverse effect to our financial results.

The Company may experience negative or unforeseen tax consequences. The Company reviews the probability of the realization of its net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce the Company’s net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition.

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

Distribution Segment

The Company also has operations in the following locations, all of which are leased and are used for sales offices, warehousing and light assembly or product service:

Jacksonville, Florida, U.S.A.	Gold Coast, Queensland, Australia

Coburg, Oregon, U.S.A.	Singapore

Kent, Washington, U.S.A.	Shanghai, China

Edmonton, Alberta, Canada	Guangzhou, China

Burnaby, British Columbia, Canada	Chennai, India

Brisbane, Queensland, Australia	Saitama City, Japan

Perth, Western Australia, Australia

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 2016.

Name	Age	Position
John H. Batten	51	President, Chief Executive Officer
Jeffrey S. Knutson	51	Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Malcolm F. Moore	65	Executive Vice President, Chief Operating Officer
Dean J. Bratel	52	Vice President – Sales and Applied Technology
Denise L. Wilcox	59	Vice President – Human Resources
Michael B. Gee	49	Vice President – Engineering
Debbie A. Lange	58	Corporate Controller

Officers are elected annually by the Board of Directors at the Board meeting held in conjunction with each Annual Meeting of the Shareholders. Each officer holds office until a successor is duly elected, or until he/she resigns or is removed from office.

John H. Batten, President, Chief Executive Officer. Effective November 1, 2013, Mr. Batten was named President, Chief Executive Officer. Prior to this promotion, Mr. Batten served as President and Chief Operating Officer since July 2008, Executive Vice President since November 2004, Vice President and General Manager – Marine and Propulsion since October 2001 and Commercial Manager – Marine and Propulsion since 1998. Mr. Batten joined Twin Disc in 1996 as an Application Engineer. Mr. Batten is the son of the late Mr. Michael Batten, former Chairman of the Board of Directors.

Jeffrey S. Knutson, Vice President – Finance, Chief Financial Officer, Treasurer and Secretary. Mr. Knutson was named Chief Financial Officer and Treasurer in June 2015. Mr. Knutson was named Vice President – Finance, Interim Chief Financial Officer and Interim Treasurer in February 2015. Mr. Knutson was appointed Corporate Secretary in June 2013, and was Corporate Controller from his appointment in October 2005 until August 2015. Mr. Knutson joined the Company in February 2005 as Controller of North American Operations. Prior to joining Twin Disc, Mr. Knutson held Operational Controller positions with Tower Automotive (since August 2002) and Rexnord Corporation (since November 1998).

Malcolm F. Moore, Executive Vice President, Chief Operating Officer.  Mr. Moore was appointed to the role of Executive Vice President, Chief Operating Officer effective August 1, 2016.  He was hired as Executive Vice President – Operations effective July 1, 2015 after resigning from the Twin Disc Board of Directors on June 30, 2015.  Prior to joining Twin Disc, Mr. Moore was President and CEO of Digi-Star LLC, a leading supplier of electronic components and software used in precision agriculture. Prior to leading Digi-Star, he held a variety of positions including Executive Vice President and COO, President and COO, and President and CEO of Gehl Company, a publicly-owned manufacturer and distributor of equipment used in construction and agriculture.

Dean J. Bratel, Vice President – Sales and Applied Technology. Mr. Bratel assumed his current role on August 1, 2016, after serving as Vice President, Sales and Marketing since January 2015.  He served as Vice President, Americas (since June 2013), Vice President, Engineering (since November 2004), Director of Corporate Engineering (since January 2003), Chief Engineer (since October 2001) and Engineering Manager (since December 1999).  Mr. Bratel joined Twin Disc in 1987.

Denise L. Wilcox, Vice President - Human Resources. After joining the Company as Manager Compensation & Benefits in September 1998, Ms. Wilcox was promoted to Director Corporate Human Resources in March 2002 and to her current role in November 2004. Prior to joining Twin Disc, Ms. Wilcox held positions with Johnson International and Runzheimer International.

Michael B. Gee, Vice President – Engineering. Mr. Gee was promoted to his current role in January 2015 after serving as Director of Engineering. Mr. Gee joined Twin Disc in 1990 and has held several positions, including: Experimental Engineer, Design Engineer, Project Engineer, Engineering Manager and Chief Engineer.

Debbie A. Lange, Corporate Controller – Ms. Lange was hired as Corporate Controller effective August 4, 2015. Prior to joining the Company, Ms. Lange was the Director of Accounting Research & Special Projects at Sealed Air Corporation (since 2011), a global manufacturer and provider of food packaging solutions, product packaging and cleaning and hygiene solutions. Prior to her role at Sealed Air, Ms. Lange held the position of Director of Global Accounting and Reporting at Diversey, Inc. (since 2008), a global marketer and manufacturer of cleaning, hygiene, operational efficiency, appearance enhancing products, and equipment and related services for the institutional and industrial cleaning and sanitation market.

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN. The price information below represents the high and low sales prices per quarter from July 1, 2014 through June 30, 2016:

	Fiscal Year Ended 6/30/16			Fiscal Year Ended 6/30/15
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$18.80	$12.11	$0.09	$34.38	$25.51	$0.09
Second Quarter	14.71	10.20	0.09	28.19	18.05	0.09
Third Quarter	11.50	8.19	-	21.12	15.66	0.09
Fourth Quarter	13.43	8.50	-	19.67	17.03	0.09

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 19, 2016, shareholders of record numbered 512. The closing price of Twin Disc common stock as of August 19, 2016 was $12.30.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 26, 2016 – April 29, 2016	0	NA	0	315,000
April 30, 2016 – May 27, 2016	0	NA	0	315,000
May 28, 2016 - June 30, 2016	0	NA	0	315,000
Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during fiscal 2014, 2015 and 2016. As of June 30, 2016, 315,000 shares remain authorized for purchase.

Performance Graph

The following table compares total shareholder return over the last five fiscal years to the Standard & Poor’s 500 Machinery (Industrial) Index and the Russell 2000 index. The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers. The Russell 2000 Index consists of a broad range of 2,000 companies. The Company believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate. Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2011 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Item 6. Selected Financial Data

Financial Highlights

(in thousands, except per share amounts)

Fiscal Years Ended June 30,
Statement of Operations Data:	2016	2015	2014	2013	2012
Net sales	$166,282	$265,790	$263,909	$285,282	$355,870
Net (loss) earnings	(13,013)	11,385	3,870	4,251	26,941
Net (loss) earnings attributable to Twin Disc	(13,104)	11,173	3,644	3,882	26,743
Basic (loss) earnings per share attributable to Twin Disc common shareholders	(1.17)	0.99	0.32	0.34	2.34
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	(1.17)	0.99	0.32	0.34	2.31
Dividends per share	0.18	0.36	0.36	0.36	0.34

June 30,
Balance Sheet Data	2016	2015	2014	2013	2012
Total assets	$213,922	$249,862	$266,985	$285,458	$303,832
Total long-term debt	8,501	10,231	14,800	23,472	28,401

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

Results of Operations

(In thousands)
	2016	%	2015	%	2014	%
Net sales	$166,282		$265,790		$263,909
Cost of goods sold	125,687		182,758		186,655

Gross profit	40,595	24.4	83,032	31.2	77,254	29.3

Marketing, engineering and administrative expenses	57,113	34.3	64,264	24.2	67,406	25.5
Restructuring of operations	921	0.6	3,282	1.2	961	0.4
Impairment charge	7,602	4.6	-	-	-	-
Other operating expense (income)	(445)	(0.3)	-	-	-	-

(Loss) earnings from operations	$(24,596)	(14.8)	$15,486	5.8	$8,887	3.4

Fiscal 2016 Compared to Fiscal 2015

Net Sales

Net sales for fiscal 2016 decreased 37.4%, or $99.5 million, to $166.3 million from $265.8 million in fiscal 2015. The decrease was primarily the result of a dramatic reduction in demand for the Company’s oil and gas related products in both North America and Asia driven by the extended global decline in oil and natural gas prices, along with weakening demand in Asia for the Company’s commercial marine products. Demand from European customers remained weak, hampered by local economic concerns and an unfavorable currency dynamic for the Company’s US produced goods. Excluding oil and gas applications, North American demand remained relatively stable for the Company’s commercial marine and industrial products. Currency translation had a $7.9 million unfavorable impact on fiscal 2016 sales compared to the prior year due to the strengthening of the U.S. dollar against the euro and Asian currencies.

Sales at our manufacturing segment were down 39.4%, or $91.6 million, versus the same period last year. Compared to fiscal 2015, on average, the U.S. dollar strengthened against the euro. The net translation effect of this on foreign manufacturing operations was to reduce revenues for the manufacturing segment by approximately $3.8 million versus the prior year, before eliminations. In the current fiscal year, the Company’s North American manufacturing operation, the largest, experienced a 50.7% decrease in sales compared to fiscal 2015. The primary driver for this significant decrease was a sharp decline in global demand for oil and gas related products as a result of the decline in global oil prices, along with reduced demand in Asia for commercial marine products due to generally challenging Asian economic conditions. The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a sales decrease of 14.2% compared to the prior fiscal year. The Company’s Belgian manufacturing operation saw 6.8% decrease in sales in fiscal 2016 as stable North American demand was offset by unfavorable currency movements. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced an 11.4% decrease in sales, primarily due to unfavorable currency movements along with the timing of shipments for the global patrol boat and Italian mega yacht markets.

Sales at our distribution segment were down 38.5%, or $46.4 million, compared to fiscal 2015. Compared to fiscal 2015, on average, the Asian currencies weakened against the U.S. dollar. The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $4.1 million versus the prior year, before eliminations. The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, experienced a 54.9% reduction in sales due to a decline in demand for various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market following several years of very strong growth. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 42.8% on the decline of the North American oil and gas market throughout the fiscal year. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw flat sales despite an unfavorable currency movement, driven by improved shipments in the Australian mega yacht market over the prior fiscal year.

Net sales for the Company’s largest product market, marine transmission and propulsion systems, were down 29.9% compared to the prior fiscal year. This decrease reflects a sharp decline in the Asian commercial marine market, reduced demand for offshore supply vessels driven by the global decline in oil prices, continued weakness in the global pleasure craft market and a significant currency impact. In the off-highway transmission market, the year-over-year decrease of 62% can be attributed primarily to reduced shipments of the Company’s pressure pumping transmission systems and components to the North American and Asian oil and gas market. The decrease experienced in the Company’s industrial products of nearly 23% was due to decreased sales into the North American oil and gas market, along with reduced volume in agriculture, mining and general industrial markets, primarily in the North American and Italian regions.

Geographically, sales to the U.S. and Canada declined nearly 41% in fiscal 2016 compared to fiscal 2015, representing 52% of consolidated sales for fiscal 2016 compared to 55% in fiscal 2015. North American sales were severely impacted by reduced demand for oil and gas related products throughout the fiscal year. Sales into China declined 54.2% compared to fiscal 2015, driven by the combination of reduced oil and gas demand and a decline in commercial marine activity. China sales represented 5.4% of 2016 consolidated net sales, down from 7.4% in fiscal 2015 and 12.8% in fiscal 2014. Overall sales into the Asia Pacific market represented approximately 20% of sales in fiscal 2016, compared to 21% in fiscal 2015. Sales into the European market also suffered, reporting a 17% decrease from fiscal 2015 levels while accounting for 22% of consolidated net sales compared to only 17% in fiscal 2015. See Note J of the Notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

Gross Profit

In fiscal 2016, gross profit decreased $42.4 million, or 51.1%, to $40.6 million. Gross profit as a percentage of sales decreased 680 basis points in fiscal 2016 to 24.4%, compared to 31.2% in fiscal 2015. The table below summarizes the gross profit trend by quarter for fiscal years 2016 and 2015:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2016	$8.2	$11.6	$9.6	$11.2	$40.6
2015	$22.4	$22.1	$19.0	$19.5	$83.0

% of Sales:
2016	21.9%	25.9%	23.2%	26.2%	24.4%
2015	34.5%	30.4%	31.2%	29.0%	31.2%

There were a number of factors that impacted the Company’s overall gross profit rate in fiscal 2016. Gross profit for the year was negatively impacted by significantly lower volumes, an unfavorable product mix and an unfavorable exchange impact ($1.1 million). The Company estimates the net unfavorable impact of decreased volumes on gross margin in fiscal 2016 was approximately $44.4 million. The unfavorable shift in product mix, primarily related to the significant decline in the Company’s oil and gas transmission business, had an estimated unfavorable impact of $4.0 million. These unfavorable movements were partially offset by an aggressive effort to reduce the Company’s fixed cost structure, resulting in savings of $7.1 million in fiscal 2016.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $57.1 million were down $7.2 million, or 11.1%, compared to the prior fiscal year. As a percentage of sales, ME&A expenses increased to 34.3% of sales versus 24.2% of sales in fiscal 2015. The reduction in fiscal 2016 compared to the prior year was driven by lower bonus expense ($3.2 million), a favorable currency impact ($1.7 million) and aggressive spending reductions across the global enterprise ($5.9 million). These savings were partially offset by an increase to pension expense ($2.0 million), stock based compensation ($0.7 million), spending on corporate development activities ($0.7 million) and costs related to third quarter activity to revise the Wells Fargo and Prudential credit agreements ($0.2 million).

Restructuring of Operations

During the course of fiscal 2016, the Company executed a series of targeted restructuring activities, resulting in a pre-tax restructuring charge of $0.9 million, or $0.08 per diluted share. These actions are focused on reducing the Company’s operating costs due to the challenging global market conditions, and resulted in headcount reductions at the Company’s operations in Italy, Singapore and the United States.

Impairment Charge

The Company conducted its annual assessment for goodwill impairment as of June 30, 2016 using updated inputs, including appropriate risk-based, country and company specific weighted average discount rates for all of the Company’s reporting units. The analysis identified an impairment in the domestic industrial business and the European propulsion business resulting in a charge of $7.6 million. See further discussion in Note D in the Notes to the Consolidated Financial Statements.

Other Operating Income

During fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4.1 million. As a result, a net operating gain of $0.4 million was recorded.

Interest Expense

Interest expense of $0.4 million for fiscal 2016 was down 30% versus fiscal 2015. Interest on the Company’s revolving credit facility (“revolver”) increased to $0.2 million in fiscal 2016. The increase can be attributed to an overall increase in the average borrowings and the average interest rate year-over-year. The average borrowing on the revolver, computed monthly, increased to $12.3 million in fiscal 2016, compared to $10.7 million in the prior fiscal year. The interest rate on the revolver was a range of 1.16% to 1.20% in the prior fiscal year compared to a range of 1.20% to 2.21% in the current year. The interest expense on the Company’s $25 million Senior Note, which carried a fixed rate of 6.05%, decreased $0.2 million to $0.2 million, due to a lower remaining principal balance. The final payment on the Senior Note was made in April 2016.

Other, Net

For the fiscal 2016 full year, Other, net declined by $1.3 million due primarily to a prior year life insurance benefit and unfavorable exchange movements related to the Japanese yen, Singapore dollar, euro and Australian dollar.

Income Taxes

The effective tax rate for the twelve months of fiscal 2016 was 48.6%, which is significantly higher than the prior year rate of 28.4%. The full year effective rates are impacted by the non-deductibility of operating results in a certain foreign jurisdiction that is subject to a full valuation allowance. Adjusting both fiscal years for the results of this jurisdiction, the fiscal 2016 full year rate would have been 45.0% compared to 30.9% for the same period in fiscal 2015. The fiscal 2016 effective tax rate was favorably impacted by a tax strategy which resulted in the recognition of foreign tax credits associated with the repatriation of $9.7 million in cash from our European operations ($2.4 million). Adjusting for this non-recurring tax benefit, the fiscal 2016 effective tax rate would have been 36.2%. The fiscal 2015 rate was favorably impacted by a change in the jurisdictional mix of earnings, along with favorable discrete items related to foreign earnings, and the reinstatement of the research and development credit for calendar 2015.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During fiscal 2016, the Company reported operating income in certain foreign jurisdictions where the loss carryforward period is unlimited. The Company has evaluated the likelihood of whether the net deferred tax assets related to these jurisdictions would be realized and concluded that based primarily upon the uncertainty to achieve levels of sustained improvement and uncertain exchange rates in these jurisdictions; (a) it is more likely than not that $3.1 million of deferred tax assets would not be realized; and that (b) a full valuation allowance on the balance of deferred tax assets relating to these jurisdictions continues to be necessary. The company recorded a net decrease in valuation allowance of $0.5 million in fiscal 2016 due to lower cumulative operating losses in these jurisdictions. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Order Rates

As of June 30, 2016, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $35.7 million, or approximately 4% higher than the six-month backlog of $34.4 million as of June 30, 2015. The Company’s backlog remained relatively consistent through the year, as markets remained at a relatively low level throughout fiscal 2016.

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

Sales at our manufacturing segment were up 5.9%, or $13.1 million, versus the same period last year. Compared to fiscal 2014, on average, the U.S. dollar strengthened against the euro. The net translation effect of this on foreign manufacturing operations was to reduce revenues for the manufacturing segment by approximately $6.7 million versus the prior year, before eliminations. In the current fiscal year, the Company’s North American manufacturing operation, the largest, experienced a 9.3% increase in sales compared to fiscal 2014. The primary driver for this increase was stronger North American demand for oil and gas related products through the first three fiscal quarters. This demand began to slow in the third quarter and continued through the fourth quarter, driven by the decline in global oil prices. The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a sales decrease of 7.7% compared to the prior fiscal year. The Company’s Belgian manufacturing operation saw relatively flat sales in fiscal 2015 as improved North American demand was offset by unfavorable currency movements. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 10.5% decrease in sales, primarily due to unfavorable currency movements along with the timing of shipments for the global patrol boat and Italian mega yacht markets.

Sales at our distribution segment were down 12.9%, or $17.8 million, compared to fiscal 2014. Compared to fiscal 2014, on average, the Asian currencies weakened against the U.S. dollar. The net translation effect of this on foreign distribution operations was to decrease revenues for the distribution segment by approximately $5.4 million versus the prior year, before eliminations. The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, experienced a 34.0% reduction in sales due to a decline in demand for various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market following several years of very strong growth. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced an increase in sales of 11.6% on the strength of the North American oil and gas market through the first half of the fiscal year. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of just over 5% from the prior fiscal year, driven by improved shipments in the Australian mega yacht market over the prior fiscal year.

Net sales for the Company’s largest product market, marine transmission and propulsion systems, were down 5.6% compared to the prior fiscal year. This decrease reflects a decline in the Asian commercial marine market, continued weakness in the global pleasure craft market and a significant currency impact. Sales of the Company’s boat management systems manufactured at the Company’s Italian operation and servicing the global mega yacht market were down approximately 19.3% versus the prior fiscal year as the European mega yacht market continued to experience softness in demand, along with the strengthening of the U.S. dollar against the euro. In the off-highway transmission market, the year-over-year increase of just over 14% can be attributed primarily to increased shipments of the Company’s pressure pumping transmission systems and components to the North American oil and gas market. The increase experienced in the Company’s industrial products of just over 2% was due to increased sales into the agriculture, mining and general industrial markets, primarily in the North American and Italian markets, as well as increased activity related to the North American oil field markets.

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

The elimination for net intra-segment and inter-segment sales decreased $6.6 million, or 7.1%, from $94.0 million in fiscal 2014 to $87.4 million in fiscal 2015. Year-over-year changes in foreign exchange rates had a net favorable impact of $3.2 million on net intra-segment and inter-segment sales.

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

There were a number of factors that impacted the Company’s overall gross profit rate in fiscal 2015. Gross profit for the year was favorably impacted by higher volumes, a favorable product mix, lower U.S. pension expense and favorable manufacturing absorption, partially offset by an unfavorable exchange impact. The Company estimates the net favorable impact of increased volumes on gross margin in fiscal 2015 was approximately $4.9 million. The favorable shift in product mix, primarily related to the growth experienced in the Company’s oil and gas transmission business, had an estimated favorable impact of $1.7 million. U.S. pension expense included in cost of goods sold decreased by $0.5 million in fiscal 2015. These favorable movements were partially offset by an unfavorable exchange impact of $1.8 million. The net remaining favorable year-over-year variance was primarily driven by favorable manufacturing absorption and product mix.

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

Interest Expense

Interest expense of $0.6 million for fiscal 2015 was down 35% versus fiscal 2014. Interest on the Company’s $60 million revolving credit facility decreased 46% to $0.1 million in fiscal 2015. The decrease can be attributed to an overall decrease in the average borrowings year-over-year. The average borrowing on the revolver, computed monthly, decreased to $10.7 million in fiscal 2015, compared to $13.2 million in the prior fiscal year. The interest rate on the revolver was a range of 1.16% to 1.85% in the prior fiscal year compared to a range of 1.16% to 1.20% in the current year. The interest expense on the Company’s $25 million Senior Note decreased $0.2 million, or 36%, at a fixed rate of 6.05%, to $0.4 million, due to a lower remaining principal balance.

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

Liquidity and Capital Resources

Fiscal Years 2016, 2015 and 2014

The net cash provided by operating activities in fiscal 2016 totaled $3.4 million, a decrease of $13.7 million, or approximately 80%, versus fiscal 2015. The decrease compared to the prior fiscal year is primarily due to the decline in earnings totaling $24.4 million. This decline was partially offset by reduced working capital. Trade accounts receivable decreased by $18.4 million, driven by the reduced sales volume and aggressive collection efforts. The inventory improvement is the successful result of a concerted global effort to manage working capital levels in light of the challenging market conditions. Net inventory as a percentage of the six-month backlog decreased from 232% as of June 30, 2015 to 186% as of June 30, 2016. The decrease in trade accounts payable reflects the reduced purchasing activity throughout the fiscal year as a result of the reduced volume, while accrued liabilities declined with the payment of severance and bonus obligations.

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

The net cash provided by investing activities in fiscal 2016 of $1.1 million represents the proceeds from the sale of Twin Disc Southeast in the first quarter of the fiscal year ($3.5 million) and the proceeds from a life insurance policy ($2.0 million), partially offset by relatively modest capital spending activity totaling $4.2 million. The capital projects for fiscal 2016 were limited to key replacement items and high potential new product introductions.

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

The net cash used by financing activities in fiscal 2016 of $8.1 million consisted of dividends paid to shareholders ($2.0 million) and net payments of debt ($5.3 million). During fiscal 2016, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

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

Future Liquidity and Capital Resources

On June 30, 2014, the Company entered into the Wells Fargo Agreement, which was subsequently amended on February 1, 2016. Prior to the February 1, 2016 amendment, it permitted the Company to enter into unsecured revolving credit loans up to the amount of $60 million. This amendment provided for a borrowing base calculation to determine borrowing capacity, up to a maximum of $40 million. This capacity was based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments. The amended Wells Fargo Agreement also revised the definition of EBITDA for the four consecutive fiscal quarters ending on and including December 25, 2015 to and including September 30, 2016 to add $0.5 million, reflective of the restructuring charge taken by the Company in the second quarter of the fiscal year ending June 30, 2016, and further adjusted the definition of EBITDA to add back non-cash stock based compensation expense and additional restructuring charges not to exceed $0.3 million in the fiscal quarter ending March 25, 2016, and $0.3 million in each subsequent fiscal quarter. The amended Wells Fargo Agreement also waived any events of default that may have occurred under the terms of the agreement prior to its February 1, 2016 amendment.

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

On April 22, 2016, the Company entered into a revolving Credit Agreement (the “BMO Agreement”) with Bank of Montreal (“BMO”). This agreement permits the Company to enter into loans up to $40 million. This maximum may be increased under the BMO Agreement by an additional $10 million so long as there exists no default and certain other conditions specified in the BMO Agreement are satisfied. On the day of the closing of the BMO Agreement, the Company used proceeds to pay off the loan balance under the Wells Fargo Agreement.

In general, each revolving loan under the BMO Agreement will bear interest at a Eurodollar Rate, as defined. This rate as of June 30, 2016 was 2.21%. In addition to monthly interest payments, the Company will be responsible for paying a quarterly unused fee equal to 0.15% of the average daily unused portion of the revolving credit commitment. The Company may prepay loans subject to certain limitations. Borrowings under the BMO Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company has entered into a security agreement, IP security agreement and pledge agreement with BMO, and Mill-Log has entered into a guaranty agreement, guarantor security agreement and pledge agreement with BMO, which collectively grant BMO a security interest in these assets and holdings as administrative agent for itself and other lenders that may enter into the BMO Agreement. The Company has also entered into a negative pledge agreement with BMO, pursuant to which it has agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the BMO Agreement and the negative pledge agreement. Within thirty days upon the occurrence of an event of default (as defined) that is not cured within the prescribed cure period, or if availability under the BMO Agreement is less than the greater of 15% of the aggregate revolving credit commitments and $6.0 million, the Company and Mill-Log will execute and deliver mortgages to BMO on all real estate owned by them at such time to further secure borrowings under the BMO Agreement.

A private shelf agreement (“the Prudential Agreement”) was entered into on June 30, 2014. Among other things, the Prudential Agreement: (a) amended and restated the note agreement between the Company and purchasers dated as of April 10, 2006, as it had been amended from time to time; and (b) set forth the terms of the potential sale and purchase of up to $50 million in shelf notes by the Company to the Prudential group of companies, the lender. The notes bear interest on the outstanding principal balance at a fixed rate of 6.05% per annum, payable quarterly. The principal was payable in annual installments of $3.6 million, and matured and became due and payable in full on April 10, 2016. The outstanding balance was $0.0 million at June 30, 2016 and $3.6 million at June 30, 2015, respectively. The entire outstanding balance was classified as a current maturity of long-term debt at June 30, 2015.

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

The final payment of $3.6 million was made on April 11, 2016. In addition, the shelf notes arrangement under the Prudential Agreement was terminated on April 21, 2016.

The Company’s balance sheet remains very strong, there are no material off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. The Company had approximately $12.1 million of available borrowings under the BMO Agreement as of June 30, 2016. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of June 30, 2016, the Company also had cash of $18.3 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2017, the Company expects to contribute $1.5 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $23.9 million, or 21.2%, during fiscal 2016, and the current ratio increased from 3.0 at June 30, 2015 to 3.5 at June 30, 2016. The decrease in net working capital was primarily driven by a decrease in accounts receivable and inventory, partially offset by a decrease in accounts payable and accrued liabilities due to the impact of reduced volume and the payment of severance and bonus obligations.

The Company expects capital expenditures to be approximately $4 million - $6 million in fiscal 2017. These anticipated expenditures reflect the Company’s plans to continue to conserve capital while investing in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements, other than operating leases, as of June 30, 2016 and 2015.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments. A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Revolving loan borrowing	$8,478	$-	$-	$8,478	$-
Long-term debt, including current maturities	$23	$-	$-	$-	$23
Operating leases	$4,565	$2,422	$1,857	$242	$44

The table above does not include tax liabilities for unrecognized tax benefits totaling $0.8 million, excluding related interest and penalties, as the timing of their resolution cannot be estimated. See Note N of the Notes to the consolidated financial statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2017 contributions to all defined benefit plans will total $1.5 million.

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

The Company’s significant accounting policies are described in Note A to the consolidated financial statements. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating its reported financial results are the following:

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

Goodwill

In conformity with U.S. GAAP, goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that an impairment might exist. The Company performs impairment reviews for its three reporting units using a fair-value method based on management’s judgments and assumptions or third party valuations.

In determining the fair value of our reporting units, management is required to make estimates of future operating results, including growth rates, and a weighted-average cost of capital that reflects current market conditions, among others. The development of future operating results incorporates management's best estimates of current and future economic and market conditions which are derived from a review of past results, current results and approved business plans. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates can change in future periods. While the Company believes its judgments and assumptions were reasonable, different assumptions, economic factors and/or market indicators could materially change the estimated fair values of the Company’s reporting units.

The following are key assumptions to the Company’s discounted cash flow model:

Business Projections – The Company makes assumptions about the level of sales for each fiscal year including expected growth, if any. This assumption drives its planning for volumes, mix, and pricing. The Company also makes assumptions about its cost levels (e.g., capacity utilization, cost performance, etc.). These assumptions are key inputs for developing its cash flow projections. These projections are derived using the Company’s internal business plans that are reviewed during the annual budget process.

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

The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value. Based upon the goodwill impairment review completed at the end of fiscal 2016, the Company recorded a non-cash impairment charge of $7.6 million. See discussion in Note D in the Notes to the Consolidated Financial Statements.

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. For property, plant and equipment and other long-lived assets, excluding indefinite-lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary. In fiscal 2016, the Company determined that sufficient impairment indicators existed at its U.S. manufacturing and European propulsion operations. Accordingly, the Company performed a recoverability test on those long-lived assets as of June 30, 2016, and concluded that there was no impairment.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date. The approach used to determine the annual assumptions are as follows:

●

Discount Rate – based on the Willis Towers Watson BOND:Link model at June 30, 2016 as applied to the expected payouts from the pension plans. This yield curve is made up of Corporate Bonds rated AA or better.

●

Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

●	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
●	Retirement and Mortality Rates – based upon the IRS Generational Mortality Table for Annuitants and Non-Annuitants for fiscal 2014, 2015 and 2016.
●	Health Care Cost Trend Rates – developed based upon historical cost data, near-term outlook and an assessment of likely long-term trends.

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

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to the Accounting Standards Codification (“ASC”), intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

In November 2015, the FASB issued guidance intended to simplify current presentation guidance by requiring that deferred income tax assets and liabilities, by jurisdiction, be presented in the balance sheet as noncurrent. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company has elected to early adopt this guidance during the fiscal year ended June 30, 2016. The Consolidated Balance Sheet as of June 30, 2016 reflects this early adoption. This guidance was adopted prospectively and therefore prior year periods were not revised.

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

In April 2015, the FASB issued guidance intended to amend current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. With regard to debt issuance costs in connection with line-of-credit arrangements, they are to be presented as an asset and amortized ratably over the term of the arrangement. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar rate. In accordance with BMO Agreement expiring April 22, 2021, the Company has the option of borrowing at a Eurodollar Rate plus an additional “Add-On” of 1.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2016 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $19,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure. Direct material cost as a percent of total cost of goods sold was 53.0% for fiscal 2016.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 29 percent of the Company’s revenues in the year ended June 30, 2016 were denominated in currencies other than the U.S. dollar. Of that total, approximately 62 percent was denominated in euros with the balance comprised of Japanese yen, Indian rupee, Swiss franc and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

Derivative financial instruments - The Company has written policies and procedures that place all financial instruments under the direction of the Company’s corporate treasury department and restrict derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2016 and 2015 was the euro. At June 30, 2016 and 2015, the Company had no outstanding forward exchange contracts.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2016	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$37,373	$44,829	$41,434	$42,646	$166,282
Gross profit	8,190	11,606	9,618	11,181	40,595
Restructuring expenses	-	515	272	134	921
Goodwill impairment	-	-	-	7,602	7,602
Net loss	(4,275)	(2,289)	(931)	(5,518)	(13,013)
Net loss attributable to Twin Disc	(4,323)	(2,301)	(963)	(5,517)	(13,104)
Basic loss per share attributable to Twin Disc common shareholders	(0.39)	(0.21)	(0.09)	(0.48)	(1.17)
Diluted loss per share attributable to Twin Disc common shareholders	(0.39)	(0.21)	(0.09)	(0.48)	(1.17)
Dividends per share	0.09	0.09	-	-	0.18

2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$64,824	$72,691	$60,941	$67,334	$265,790
Gross profit	22,389	22,103	19,006	19,534	83,032
Restructuring expenses	-	-	-	3,282	3,282
Net earnings	4,062	3,800	3,047	476	11,385
Net earnings attributable to Twin Disc	4,043	3,747	2,946	437	11,173
Basic earnings per share attributable to Twin Disc common shareholders	0.36	0.33	0.26	0.04	0.99
Diluted earnings per share attributable to Twin Disc common shareholders	0.36	0.33	0.26	0.04	0.99
Dividends per share	0.09	0.09	0.09	0.09	0.36

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9(a). Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report and under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework (2013 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2016, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2016, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9(b). Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which is incorporated into this report by reference. The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com. If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation," "Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation and Executive Development Committee Report,” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 2016, is incorporated into this report by reference. Discussion in the Proxy Statement under the caption “Compensation and Executive Development Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 2016 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 2016, which incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2016 under the headings “Fees to Independent Registered Public Accounting Firm” and “Pre-approval Policies and Procedures.”

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2016 and June 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9(a). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A and Note N to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in fiscal 2016.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

September 13, 2016

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and 2015

(In thousands, except share amounts)

	2016	2015

ASSETS
Current assets:
Cash	$18,273	$22,936
Trade accounts receivable, net	25,363	43,883
Inventories	66,569	80,241
Deferred income taxes	-	4,863
Prepaid expenses	7,353	7,495
Other	7,477	10,412
Total current assets	125,035	169,830

Property, plant and equipment, net	51,665	56,427
Goodwill, net	5,120	12,789
Deferred income taxes	25,870	4,878
Intangible assets, net	2,164	2,186
Other assets	4,068	3,752

Total assets	$213,922	$249,862

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$-	$3,571
Accounts payable	14,716	20,729
Accrued liabilities	21,415	32,754
Total current liabilities	36,131	57,054

Long-term debt	8,501	10,231
Accrued retirement benefits	48,705	38,362
Deferred income taxes	827	1,093
Other long-term liabilities	2,705	2,955

Total liabilities	96,869	109,695

Commitments and contingencies (Note O)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	11,761	12,259
Retained earnings	175,662	190,807
Accumulated other comprehensive loss	(44,143)	(35,481)
	143,280	167,585
Less treasury stock, at cost (1,749,294 and 1,832,121 shares, respectively)	26,790	28,057

Total Twin Disc shareholders' equity	116,490	139,528

Noncontrolling interest	563	639

Total equity	117,053	140,167

Total liabilities and equity	$213,922	$249,862

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended June 30, 2016, 2015 and 2014

(In thousands, except per share data)

	2016	2015	2014

Net sales	$166,282	$265,790	$263,909
Cost of goods sold	125,687	182,758	186,655
Gross profit	40,595	83,032	77,254

Marketing, engineering and administrative expenses	57,113	64,264	67,406
Restructuring expenses	921	3,282	961
Goodwill impairment charge	7,602	-	-
Other operating expense (income)	(445)	-	-
(Loss) earnings from operations	(24,596)	15,486	8,887

Other income (expense):
Interest income	147	124	121
Interest expense	(426)	(606)	(936)
Other income (expense), net	(420)	896	24
	(699)	414	(791)

(Loss) earnings before income taxes and noncontrolling interest	(25,295)	15,900	8,096

Income tax (benefit) expense	(12,282)	4,515	4,226

Net (loss) earnings	(13,013)	11,385	3,870

Less: Net earnings attributable to noncontrolling interest, net of tax	(91)	(212)	(226)

Net (loss) earnings attributable to Twin Disc	$(13,104)	$11,173	$3,644

(Loss) earnings per share data:
Basic (loss) earnings per share attributable to Twin Disc common shareholders	$(1.17)	$0.99	$0.32
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	$(1.17)	$0.99	$0.32

Weighted average shares outstanding data:
Basic shares outstanding	11,203	11,273	11,258
Dilutive stock awards	-	4	6

Diluted shares outstanding	11,203	11,277	11,264

Comprehensive income (loss):
Net (loss) earnings	$(13,013)	$11,385	$3,870
Foreign currency translation adjustment	(1,557)	(14,119)	3,760
Benefit plan adjustments, net of income taxes of ($3,340), ($2,974) and $3,806, respectively	(7,080)	(5,499)	6,126
Comprehensive income (loss)	(21,650)	(8,233)	13,756
Less: Comprehensive income attributable to noncontrolling interest	(114)	(132)	(156)

Comprehensive (loss) income attributable to Twin Disc	$(21,764)	$(8,365)	$13,600

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2016, 2015 and 2014

(In thousands)

	2016	2015	2014
Cash flows from operating activities:
Net (loss) earnings	$(13,013)	$11,385	$3,870
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	8,847	10,161	10,657
Goodwill impairment charge	7,602	-	-
Stock compensation expense	1,295	696	1,184
Restructuring of operations	354	3,282	961
Provision for deferred income taxes	(12,203)	(442)	634
Other, net	74	215	26
Changes in operating assets and liabilities
Trade accounts receivable	18,422	(7,248)	7,076
Inventories	10,060	8,860	6,972
Other assets	938	(4,090)	2,198
Accounts payable	(6,285)	914	1,364
Accrued liabilities	(12,580)	380	(8,531)
Accrued/prepaid retirement benefits	(120)	(7,053)	(662)

Net cash provided by operating activities	3,391	17,060	25,749

Cash flows from investing activities:
Proceeds from sale of business (see Note P)	3,500	-	-
Proceeds from life insurance policy	2,002	-	-
Proceeds from sale of plant assets	124	279	103
Capital expenditures	(4,214)	(9,049)	(7,245)
Other, net	(270)	1,934	34

Net cash provided (used) by investing activities	1,142	(6,836)	(7,108)

Cash flows from financing activities:
Payments of senior notes	(3,571)	(3,600)	(3,651)
Borrowings under revolving loan agreement	89,473	83,681	70,443
Repayments under revolving loan agreement	(91,203)	(84,674)	(75,544)
Proceeds from exercise of stock options	12	15	-
Dividends paid to shareholders	(2,041)	(4,061)	(4,059)
Dividends paid to noncontrolling interest	(192)	(220)	(487)
Excess tax benefits (shortfall) from stock compensation	(349)	(26)	524
Payments of withholding taxes on stock compensation	(190)	(313)	(2,169)

Net cash used by financing activities	(8,061)	(9,198)	(14,943)

Effect of exchange rate changes on cash	(1,135)	(2,847)	335

Net change in cash	(4,663)	(1,821)	4,033

Cash:
Beginning of year	22,936	24,757	20,724

End of year	$18,273	$22,936	$24,757

Supplemental cash flow information:
Cash paid during the year for:
Interest	$474	$569	$989
Income taxes	1,758	5,061	3,691

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended June 30, 2016, 2015 and 2014

(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2013	$13,183	$184,110	$(25,899)	$(28,890)	$1,058	$143,562

Net earnings		3,644			226	3,870
Translation adjustments			3,830		(70)	3,760
Benefit plan adjustments, net of tax			6,126			6,126
Cash dividends		(4,059)			(487)	(4,546)
Compensation expense and windfall tax benefits	1,708					1,708
Shares (acquired) issued, net	(2,918)			749		(2,169)

Balance at June 30, 2014	11,973	183,695	(15,943)	(28,141)	727	152,311

Net earnings		11,173			212	11,385
Translation adjustments			(14,039)		(80)	(14,119)
Benefit plan adjustments, net of tax			(5,499)			(5,499)
Cash dividends		(4,061)			(220)	(4,281)
Compensation expense and windfall tax benefits	668					668
Shares (acquired) issued, net	(382)			84		(298)

Balance at June 30, 2015	12,259	190,807	(35,481)	(28,057)	639	140,167

Net (loss) earnings		(13,104)			91	(13,013)
Translation adjustments			(1,582)		25	(1,557)
Benefit plan adjustments, net of tax			(7,080)			(7,080)
Cash dividends		(2,041)			(192)	(2,233)
Compensation expense and windfall tax benefits	946					946
Shares (acquired) issued, net	(1,444)			1,267		(177)

Balance at June 30, 2016	$11,761	$175,662	$(44,143)	$(26,790)	$563	$117,053

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

A. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

Consolidation Principles--The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly and majority-owned domestic and foreign subsidiaries. Certain foreign subsidiaries are included based on fiscal years ending May 31, to facilitate prompt reporting of consolidated accounts. The Company also has a controlling interest in a Japanese joint venture, which is consolidated based upon a fiscal year ending March 31. All significant intercompany transactions have been eliminated.

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is included in equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction (losses) gains of ($320), $491 and $293 in fiscal 2016, 2015 and 2014, respectively.

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

Receivables--Trade accounts receivable are stated net of an allowance for doubtful accounts of $1,824 and $2,183 at June 30, 2016 and 2015, respectively. The Company records an allowance for doubtful accounts provision for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. Various factors may adversely impact our customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain. While the Company believes current allowances for doubtful accounts are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable, accounts payable and short term borrowings approximate fair value because of the immediate short-term maturity of these financial instruments. If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as described in Note M. The fair value of the Company’s 6.05% Senior Notes due April 10, 2016 was approximately $3,726 at June 30, 2015. The Senior Notes were paid off in full on April 10, 2016. The fair value of the Senior Notes was estimated by discounting the future cash flows at rates offered to the Company for similar debt instruments of comparable maturities. This rate was represented by the U.S. Treasury Three-Year Yield Curve Rate (1.01% for fiscal 2015), plus the add-on related to the Company’s revolving loan agreement (1.00% for fiscal 2015), outstanding at the time, resulting in a total rate of 2.01% for fiscal 2015. See Note G, “Debt” for the related book value of this debt instrument. The Company’s revolving loan agreement, which consists of loans of a short-term nature, as they are routinely borrowed and repaid throughout the year, approximates fair value at June 30, 2016. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy, as described in Note M.

Derivative Financial Instruments--The Company has written policies and procedures that place all financial instruments under the direction of the Company’s corporate treasury department and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates.

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other income (expense) as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2016 and 2015 was the euro. At June 30, 2016 and 2015, the Company had no outstanding forward exchange contracts.

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

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. For property, plant and equipment and other long-lived assets, excluding indefinite-lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to determine the fair value, including third party valuations when necessary. In fiscal 2016, the Company determined that sufficient impairment indicators existed at its U.S. manufacturing and European propulsion operations. Accordingly, the Company performed a recoverability test on those long-lived assets as of June 30, 2016, and concluded that there was no impairment.

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

Impairment of goodwill is measured according to a two step approach. In the first step, the fair value of a reporting unit, as defined, is compared to the carrying value of the reporting unit, including goodwill. The fair value is primarily determined using discounted cash flow analyses; the fair value determined is also compared to the value obtained using a market approach from guideline public company multiples. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied value of the goodwill is estimated as the fair value of the reporting unit less the fair value of all other tangible and identifiable intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill.

The Company conducted its annual assessment for goodwill impairment as of June 30, 2016 using updated inputs, including appropriate risk-based, country and company specific weighted average discount rates for all of the Company’s reporting units. As further described in Note D, the assessment resulted in the Company recognizing a goodwill impairment charge of $7,602.

The fair value of the Company’s other intangible assets with indefinite lives, primarily tradenames, is estimated using the relief-from-royalty method, which requires assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate. The Company completed the impairment testing of indefinite-lived intangibles as of June 30, 2016 and concluded there were no impairments.

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

As of June 30, 2016, the Company elected to early adopt the FASB guidance requiring that deferred income tax assets and liabilities, by jurisdiction, be presented in the balance sheet as noncurrent classification. The Consolidated Balance Sheet as of June 30, 2016 reflects the early adoption of this new accounting policy. The Company chose not to retrospectively adjust prior periods.

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

Out-of-Period Adjustments--During the first quarter of fiscal 2014, the Company recorded out-of-period adjustments related to the correction of errors identified late in the year-end closing process of fiscal 2013 that were deemed immaterial for adjustment to the fiscal 2013 financial statements. The impact of these corrections to the fiscal 2014 first quarter and full year results was to increase earnings before income taxes and noncontrolling interest by $437 and increase net earnings attributable to Twin Disc by $69 (after considering applicable tax effects). The nature of these errors is as follows:

●	The Company had over accrued for certain payroll related items totaling $337 as of June 30, 2013, resulting in an increase to earnings from operations.
●	The Company had overstated its warranty accrual by $217 as of June 30, 2013, resulting in an increase to earnings from operations.
●

The Company determined that work-in-process inventory had been overstated by $117 as of June 30, 2013. As a result, additional cost of goods sold was recorded in the first quarter of fiscal 2014, resulting in a decrease to earnings from operations.

●	The Company’s deferred tax liabilities were understated by $285 as of June 30, 2013, resulting in additional tax expense.

The Company does not believe these errors were material to its financial statements for any prior period, nor that the correction of these errors was material to the year ended June 30, 2014.

During the third quarter of fiscal 2015, the Company recorded an out-of-period adjustment for the correction of an error related to tax expense. More specifically, the Company understated tax expense by $175 for the year ended June 30, 2014.

The impact of the correction of this error was to decrease net earnings by $175 for the fiscal year ended June 30, 2015. The Company does not believe this error is material to its financial statements for any prior period, nor that the correction of these errors was material to the year ended June 30, 2015, or any of the quarters therein.

During the fourth quarter of 2015, the Company recorded an out-of-period adjustment to correct an error related to an understatement of its accrued retirement benefits for certain of its international benefit plans that contain minimum return guarantees of approximately $470.  The impact of this correction was to increase comprehensive loss by $470.  The Company does not believe this error is material to its financial statements for any prior period, nor that the correction of this error is material to the year ended June 30, 2015.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to the Accounting Standards Codification (“ASC”), intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

In November 2015, the FASB issued guidance intended to simplify current presentation guidance by requiring that deferred income tax assets and liabilities, by jurisdiction, be presented in the balance sheet as noncurrent. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company has elected to early adopt this guidance during the fiscal year ended June 30, 2016. The Consolidated Balance Sheet as of June 30, 2016 reflects this early adoption. This guidance was adopted prospectively and therefore prior year periods were not revised.

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

In April 2015, the FASB issued guidance intended to amend current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. With regard to debt issuance costs in connection with line-of-credit arrangements, they are to be presented as an asset and amortized ratably over the term of the arrangement. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (the Company’s fiscal 2017). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

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

B. INVENTORIES

The major classes of inventories at June 30 were as follows:

	2016	2015
Finished parts	$45,622	$56,982
Work in process	8,020	8,292
Raw materials	12,927	14,967
	$66,569	$80,241

Inventories stated on a LIFO basis represent approximately 33% and 28% of total inventories at June 30, 2016 and 2015, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $26,451 and $26,816 at June 30, 2016 and 2015, respectively. The Company had reserves for inventory obsolescence of $8,823 and $8,167 at June 30, 2016 and 2015, respectively.

C. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows:

	2016	2015
Land	$6,497	$6,646
Buildings	45,808	44,110
Machinery and equipment	132,969	133,432
	185,274	184,188
Less: accumulated depreciation	(133,609)	(127,761)
	$51,665	$56,427

Depreciation expense for the years ended June 30, 2016, 2015 and 2014 was $8,682, $9,922 and $10,180, respectively.

D. GOODWILL AND OTHER INTANGIBLES

Goodwill

The Company reviews goodwill for impairment on a reporting unit basis annually as of the end of the fiscal year, and whenever events or changes in circumstances (“triggering events”) indicate that the carrying value of goodwill may not be recoverable. Goodwill recorded in the following reporting units was evaluated:

US Industrial

European Propulsion

European Industrial

The goodwill impairment test involves a two-step process. In step one, the fair value of each of the reporting units is compared to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, step two of the impairment test is performed to measure the amount of impairment loss, if any. In step two of the test, the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized intangible assets) are measured in accordance with ASC 805, “Business Combinations”, in a hypothetical purchase transaction and compared to the fair value of the reporting unit in order to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

The fair value of reporting units is primarily driven by projected growth rates and operating results under the income approach using a discounted cash flow model, which applies an appropriate market-participant discount rate, and consideration of other market approach data from guideline public companies.

The Company experienced sustained declines in operating results across the business during fiscal 2016, which resulted from weak market trends in the Company’s global oil and gas and commercial marine markets, an underperforming European economy, and few signs of significant near-term recovery in the markets served by these reporting units. The Company conducted its annual assessment for goodwill impairment as of June 30, 2016 using updated inputs, including appropriate risk-based, country and company specific weighted average discount rates for all of the Company’s reporting units, which had increased from the prior year to 13.1% for the U.S. Industrial business as a result of the macroeconomic trends and the Company’s forecasted cash flows. The assessment resulted in the U.S. Industrial and European Propulsion reporting units failing step one of the impairment test. The Company then performed step two testing for each of the reporting units. The conclusions were that the U.S. Industrial reporting unit required an impairment charge of $6,391, and the European Propulsion reporting unit required a full impairment charge of $1,211. The fair value of the European Industrial reporting unit exceeded its carrying value by 31% and therefore no impairment charge was required for this reporting unit.

The total non-cash impairment charge of $7,602 does not result in any future cash expenditures, impact liquidity, affect the ongoing business or financial performance of the Company, impact compliance with our lending arrangements, or reduce borrowing capacity.

As of June 30, 2016, goodwill is carried in the following reporting units:

Reporting Unit
US Industrial	$2,550
European Industrial	2,570
Total	$5,120

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the years ended June 30, 2016 and 2015 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Net Book Value
Balance at June 30, 2014	$17,133	$(3,670)	$13,463
Translation adjustment	(674)	-	(674)
Balance at June 30, 2015	16,459	(3,670)	12,789
Sale of business	(25)	-	(25)
Impairment	-	(7,602)	(7,602)
Translation adjustment	(42)	-	(42)
Balance at June 30, 2016	$16,392	$(11,272)	$5,120

Other Intangibles

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization:

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Licensing agreements	$3,015	$(2,565)	$-	$450
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,668	(275)	-	1,393
Other	6,615	(5,301)	(1,194)	120
	$13,426	$(10,186)	$(1,277)	$1,963

	June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value

Licensing agreements	$3,015	$(2,505)	$-	$510
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,653	(194)	-	1,459
Other	6,476	(5,278)	(1,194)	4
	$13,272	$(10,022)	$(1,277)	$1,973

Other intangibles consist of certain amortizable acquisition costs, proprietary technology, computer software and certain customer relationships.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 14 years.

Intangible amortization expense for the years ended June 30, 2016, 2015 and 2014 was $165, $239 and $477, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows:

Fiscal Year
2017	$180
2018	179
2019	167
2020	153
2021	149
Thereafter	1,135

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2016 and 2015 are $201 and $213, respectively. These assets are comprised of acquired tradenames.

E. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows:

	2016	2015
Salaries and wages	$4,851	$8,568
Retirement benefits	3,550	3,773
Distributor rebate	2,538	2,989
Warranty	2,532	3,310
Customer advances/deferred revenue	2,372	2,602
Restructuring	801	3,776
Other	4,771	7,736
	$21,415	$32,754

F. WARRANTY

The Company warrants all assembled products, parts (except component products or parts on which written warranties are issued by the respective manufacturers thereof and are furnished to the original customer, as to which the Company makes no warranty and assumes no liability) and service against defective materials or workmanship. Such warranty generally extends from periods ranging from 12 months to 24 months. The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the years ended June 30:

	2016	2015
Reserve balance, July 1	$5,245	$5,968
Current period expense	646	1,989
Payments or credits to customers	(2,278)	(2,332)
Translation adjustment	(6)	(380)
Reserve balance, June 30	$3,607	$5,245

The current portion of the warranty accrual ($2,532 and $3,310 for fiscal 2016 and 2015, respectively) is reflected in accrued liabilities, while the long-term portion ($1,075 and $1,935 for fiscal 2016 and 2015, respectively) is included in other long-term liabilities on the Consolidated Balance Sheets.

G. DEBT

Long-term Debt:

Long-term debt consisted of the following at June 30:

	2016	2015
Revolving loan agreement	$8,478	$10,208
10-year unsecured senior notes	-	3,571
Other	23	23
Subtotal	8,501	13,802
Less: current maturities	-	(3,571)
Total long-term debt	$8,501	$10,231

The revolving loan agreement as of June 30, 2016 pertains to the revolving loan facility which the Company entered into on April 22, 2016 with Bank of Montreal (the “BMO Agreement”). The BMO Agreement is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, and certain machinery and equipment of its primary manufacturing facility in Racine, Wisconsin, and the personal property of Mill-Log Equipment Co., Inc., a wholly-owned domestic subsidiary of the Company.  The BMO Agreement provides for a borrowing base calculation to determine borrowing capacity.  This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments.  As of June 30, 2016, the Company’s borrowing capacity under the terms of the BMO Agreement was approximately $21,571, and the Company had approximately $12,058 of available borrowings. As of June 30, 2016, the interest rate under this agreement was 2.21%.

The revolving loan agreement as of June 30, 2015 pertains to the unsecured revolving loan facility which the Company entered into on June 30, 2014 with Wells Fargo Bank, N.A. (the “Wells Fargo Agreement”). The Wells Fargo Agreement bore interest at LIBOR plus 1.00%. The interest rate was 1.20% at June 30, 2015. The Wells Fargo Agreement required compliance with certain covenants, including restrictions on investments, acquisitions and indebtedness. Financial covenants included a minimum consolidated adjusted net worth amount, a minimum EBITDA for the most recent four fiscal quarters of $11,000 at June 30, 2015 and a maximum total funded debt to EBITDA ratio of 3.0 at June 30, 2015. Subsequently in August 2015, the definition of EBITDA was revised to add $3,300, reflective of the restructuring charge taken by the Company in the fourth quarter of the fiscal year ending June 30, 2015. As of June 30, 2015, the Company was in compliance with these financial covenants. On March 25, 2016, due to unfavorable operating results, the Company was not in compliance with the EBITDA covenant. The Company paid off this loan with the proceeds of the BMO Agreement on April 22, 2016.

The unsecured senior notes pertain to borrowings under an Amended and Restated Note Purchase and Private Shelf Agreement (the “Prudential Agreement”) which the Company entered into on June 30, 2014, amending the original note agreement dated April 10, 2006. The Prudential Agreement consists of (a) a “note” agreement, under which the Company had an outstanding balance of $3,571 as of June 30, 2015, and (b) a “Shelf Notes” agreement which set forth the terms of the potential sale and purchase of up to $50,000. The notes bore interest at 6.05%. The notes matured and were fully paid on April 10, 2016. The Company did not draw on the Shelf Notes agreement and cancelled this facility on April 21, 2016. The Prudential Agreement required compliance with the same financial covenants as those in the Wells Fargo Agreement.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year
2017	$-
2018	-
2019	-
2020	-
2021	8,478
Thereafter	23
$8,501

Other lines of credit:

The Company has established unsecured lines of credit, which may be withdrawn at the option of the banks.  Under these arrangements, the Company has unused and available credit lines of $1,470 with a weighted average interest rate of 5.4% as of June 30, 2016, and $1,689 with a weighted average interest rate of 5.8% as of June 30, 2015.

H. LEASE COMMITMENTS

The Company leases certain office and warehouse space, as well as production and office equipment. Approximate future minimum rental commitments under noncancellable operating leases are as follows:

Fiscal Year
2017	$2,422
2018	1,374
2019	483
2020	217
2021	25
Thereafter	44
$4,565

Total rent expense for operating leases approximated $3,240, $3,550 and $3,920 in fiscal 2016, 2015 and 2014, respectively.

I. SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2016, 2015 and 2014 was 11,350,174, 11,267,347 and 11,261,873, respectively. At June 30, 2016, 2015 and 2014, treasury stock consisted of 1,749,294, 1,832,121 and 1,837,595 shares of common stock, respectively. The Company issued 83,377, 49,314 and 51,921 shares of treasury stock in fiscal 2016, 2015 and 2014, respectively, to fulfill its obligations under the stock option plans and restricted stock grants. The Company also recorded forfeitures of 1,750 and 46,240 shares of previously issued restricted stock in fiscal 2016 and 2015, respectively. The difference between the cost of treasury shares and the option price is recorded in common stock.

Under an authorization given by the Board of Directors on July 27, 2012, the Company is permitted to make open market purchases of its common stock.  The Company did not make any open market purchases during the three most recent fiscal years.  As of June 30, 2016, 2015, and 2014, 315,000 shares remain authorized for purchase.

Cash dividends per share were $0.18, $0.36 and $0.36 in fiscal 2016, 2015 and 2014, respectively.

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

 The components of accumulated other comprehensive loss included in equity as of June 30, 2016 and 2015 are as follows:

	2016	2015
Translation adjustments	$5,158	$6,740
Benefit plan adjustments, net of income taxes of $27,750 and $24,411 respectively	(49,301)	(42,221)
Accumulated other comprehensive loss	$(44,143)	$(35,481)

A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the years ended June 30, 2014, June 30, 2015 and June 30, 2016 is as follows:

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2013	$16,949	$(42,848)
Other comprehensive loss before reclassifications	3,830	3,950
Amounts reclassified from accumulated other comprehensive income	-	2,176
Net current period other comprehensive income	3,830	6,126
Balance at June 30, 2014	$20,779	$(36,722)

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2014	$20,779	$(36,722)
Other comprehensive loss before reclassifications	(14,039)	(7,518)
Amounts reclassified from accumulated other comprehensive income	-	2,019
Net current period other comprehensive income	(14,039)	(5,499)
Balance at June 30, 2015	$6,740	$(42,221)

	Translation Adjustment	Benefit Plan Adjustment
Balance at June 30, 2015	$6,740	$(42,221)
Other comprehensive loss before reclassifications	(1,582)	(10,101)
Amounts reclassified from accumulated other comprehensive income	-	3,021
Net current period other comprehensive income	(1,582)	(7,080)
Balance at June 30, 2016	$5,158	$(49,301)

A reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the year ended June 30, 2014 is as follows:

Amount Reclassified
Amortization of benefit plan items
Actuarial losses	$(3,496)
Transition asset and prior service benefit	(31)
Total before tax benefit	(3,527)
Tax benefit	1,351
Total reclassification net of tax	$(2,176)

A reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the year ended June 30, 2015 is as follows:

Amount Reclassified
Amortization of benefit plan items
Actuarial losses	$(3,074)
Transition asset and prior service benefit	(36)
Total before tax benefit	(3,110)
Tax benefit	1,091
Total reclassification net of tax	$(2,019)

A reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the year ended June 30, 2016 is as follows:

Amount Reclassified
Amortization of benefit plan items
Actuarial losses	$(4,355)
Transition asset and prior service benefit	(92)
Total before tax benefit	(4,447)
Tax benefit	1,426
Total reclassification net of tax	$(3,021)

J. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company and its subsidiaries are engaged in the manufacture and sale of marine and heavy duty off-highway power transmission equipment. Principal products include marine transmissions, surface drives, propellers and boat management systems, as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems. The Company sells to both domestic and foreign customers in a variety of market areas, principally pleasure craft, commercial and military marine markets, energy and natural resources, government, and industrial markets.

Net sales by product group is summarized as follows:

	2016	2015	2014
Industrial	$32,437	$42,078	$41,188
Land based transmissions	29,028	76,450	67,055
Marine and propulsion systems	98,925	141,137	149,432
Other	5,892	6,125	6,234
Total	$166,282	$265,790	$263,909

Industrial products include clutches, power take-offs and pump drives sold to the agriculture, recycling, construction and oil and gas markets. The land based transmission products include applications for oilfield and natural gas, military and airport rescue and fire fighting. The marine and propulsion systems include marine transmission, controls, surface drives, propellers and boat management systems for the global commercial, pleasure craft and patrol boat markets. Other products includes non-Twin Disc manufactured product sold through Company-owned distribution entities.

The Company has two reportable segments: manufacturing and distribution.  Its segment structure reflects the way management makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s approach of allocating resources and assessing the performance of its segments. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers among segments are at established inter-company selling prices.  Management evaluates the performance of its segments based on net earnings.

In fiscal 2016, the Company changed the composition of entities that are reported in each segment to the chief operating decision maker.  Consequently, in accordance with ASC 280, “Segment Reporting”, the Company revised segment information of fiscal 2015 and 2014 for comparability.

Information about the Company's segments is summarized as follows:

2016	Manufacturing	Distribution	Total
Net Sales	$140,965	$74,199	$215,164
Intra-segment sales	11,476	7,854	19,330
Inter-segment sales	26,883	2,669	29,552
Interest income	117	25	142
Interest expense	397	1	398
Income taxes	(2,554)	108	(2,446)
Depreciation and amortization	7,536	471	8,007
Net (loss) earnings attributable to Twin Disc	(12,694)	762	(11,932)
Assets	221,590	68,939	290,529
Expenditures for segment assets	3,850	188	4,038

2015 (as revised)	Manufacturing	Distribution	Total
Net Sales	$232,545	$120,594	$353,139
Intra-segment sales	19,541	9,584	29,125
Inter-segment sales	54,947	3,277	58,224
Interest income	171	33	204
Interest expense	946	-	946
Income taxes	7,125	1,646	8,771
Depreciation and amortization	8,103	502	8,605
Net earnings attributable to Twin Disc	12,861	6,350	19,211
Assets	246,374	62,134	308,508
Expenditures for segment assets	7,335	1,271	8,606

2014 (as revised)	Manufacturing	Distribution	Total
Net Sales	$219,489	$138,416	$357,905
Intra-segment sales	18,231	13,253	31,484
Inter-segment sales	59,728	2,784	62,512
Interest income	311	22	333
Interest expense	2,565	45	2,610
Income taxes	6,233	1,432	7,665
Depreciation and amortization	8,562	553	9,115
Net earnings attributable to Twin Disc	6,634	6,455	13,089
Assets	246,771	65,115	311,886
Expenditures for segment assets	6,429	315	6,744

The following is a reconciliation of reportable segment net sales and net (loss) earnings to the Company’s consolidated totals:

	2016	2015	2014
Net sales:
Total net sales from reportable segments	$215,164	$353,139	$357,905
Elimination of inter-company sales	(48,882)	(87,349)	(93,996)
Total consolidated net sales	$166,282	$265,790	$263,909

Net (loss) earnings attributable to Twin Disc:
Total net (loss) earnings from reportable segments	$(11,932)	$19,211	$13,089
Other adjustments and corporate expenses	(1,172)	(8,038)	(9,445)
Total consolidated net (loss) earnings attributable to Twin Disc	$(13,104)	$11,173	$3,644

Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and global functional expenses.

Other significant items:

	Segment Totals	Adjustments	Consolidated Totals
2016
Interest income	$142	$5	$147
Interest expense	398	28	426
Income taxes	(2,446)	(9,836)	(12,282)
Depreciation and amortization	8,007	840	8,847
Assets	290,529	(76,607)	213,922
Expenditures for segment assets	4,038	176	4,214

2015
Interest income	$204	$(80)	$124
Interest expense	946	(340)	606
Income taxes	8,771	(4,256)	4,515
Depreciation and amortization	8,605	1,556	10,161
Assets	308,508	(58,646)	249,862
Expenditures for segment assets	8,606	443	9,049

2014
Interest income	$333	$(212)	$121
Interest expense	2,610	(1,674)	936
Income taxes	7,665	(3,439)	4,226
Depreciation and amortization	9,115	1,542	10,657
Assets	311,886	(44,901)	266,985
Expenditures for segment assets	6,744	501	7,245

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows:

	2016	2015	2014
Net sales
United States	$77,147	$131,198	$108,380
Italy	13,294	14,457	17,396
Australia	9,943	10,454	9,955
China	9,019	19,712	33,830
Canada	8,699	13,661	9,277
Other countries	48,180	76,308	85,071
Total	$166,282	$265,790	$263,909

Net sales by geographic region are based on product shipment destination.

Long-lived assets primarily pertain to property, plant and equipment and exclude goodwill and other intangibles. They are summarized as follows:

Long-lived assets	2016	2015
United States	$37,319	$40,822
Belgium	7,154	6,709
Switzerland	7,145	7,686
Italy	1,638	2,376
Other countries	2,477	2,586
Total	$55,733	$60,179

The Company has two distributor customers, primarily of our manufacturing segment, that each accounted for 12% of total Company sales for fiscal 2016.  One of them accounted for 11% of total Company sales in each of fiscal 2015 and fiscal 2014.

K. STOCK-BASED COMPENSATION

In fiscal 2011, the Company adopted the Twin Disc, Incorporated 2010 Stock Incentive Plan for Non-Employee Directors (the “2010 Directors’ Plan”), a plan to grant non-employee directors equity-based awards up to 250,000 shares of common stock, and the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan (the “2010 Employee Incentive Plan”), a plan under which officers and key employees may be granted equity-based awards up to 650,000 shares of common stock. Equity-based awards granted under these plans include performance shares, performance units, and restricted stock.

Shares available for future awards as of June 30 were as follows:

	2016	2015
2010 Employee Incentive Plan	333,054	447,730
2010 Directors' Plan	144,656	171,986

Performance Stock Awards (“PSA”)

In fiscal 2016, 2015 and 2014, the Company granted a target number of 60,466, 16,261 and 17,312 PSAs, respectively, to various employees of the Company, including executive officers. The PSAs granted in fiscal 2016 will vest if the Company achieves (a) performance-based target objectives relating to average annual sales and consolidated economic profit, and (b) relative Total Shareholder Return (“TSR”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2018. These PSAs are subject to adjustment if the Company’s net sales, economic profit and relative TSR for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 90,699. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing as compensation expense for the portion of the PSAs relating to the average annual sales and economic profit measures. The Company is currently accruing compensation expense for the TSR measure. Compensation expense relating to the relative TSR portion is recognized based on the grant date fair value over the vesting period. The PSAs granted in fiscal 2015 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the PSA Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017. PSAs granted in fiscal 2015 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 14,101. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the compensation expense for these PSAs. The PSAs granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the PSA Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016. The PSAs granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 17,038. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing the compensation expense for these PSAs. There were 72,217, 25,949 and 44,712 unvested PSAs outstanding at June 30, 2016, 2015 and 2014, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year ended June 30, 2016, 2015 and 2014, related PSAs, approximated $54, $0 and $0, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2016 was $17.85. At June 30, 2016, the Company had $1,235 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2016 and 2015 awards. The total fair value of performance stock awards vested in fiscal 2016, 2015 and 2014 was $0.

Performance Stock Unit Awards (“PSU”)

In fiscal 2015 and 2014, the Company granted a target number of 15,861 and 43,154 PSUs, respectively, to various employees of the Company, including executive officers. There were no grants of PSUs during fiscal 2016. The PSUs granted in fiscal 2015 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the PSU Grant Agreement) in the cumulative three fiscal year period ending June 30, 2017. The PSUs granted in fiscal 2015 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of PSUs that can be awarded if the target objective is exceeded is 13,621. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing compensation expense for the PSUs granted in fiscal 2015. The PSUs granted in fiscal 2014 will vest if the Company achieves a specified target objective relating to consolidated economic profit (as defined in the PSU Grant Agreement) in the cumulative three fiscal year period ending June 30, 2016. The PSUs granted in fiscal 2014 are subject to adjustment if the Company’s economic profit for the period falls below or exceeds the specified target objective, and the maximum number of PSUs that can be awarded if the target objective is exceeded is 22,205. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is not accruing compensation expense for the PSUs granted in fiscal 2014. There were 11,351, 29,855 and 41,160 unvested PSUs outstanding at June 30, 2016, 2015 and 2014, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2016 was $30.16. The PSUs are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period. The fair-value of the stock unit awards are expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense (income) for the years ended June 30, 2016, 2015 and 2014 related to the PSU grants, were $0. At June 30, 2016, the Company had $118 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2016 awards. The total fair value of PSUs vested in fiscal 2016, 2015 and 2014 was $0. The PSUs are cash based, and are thus recorded as a liability on the Company’s Consolidated Balance Sheets. As of June 30, 2016, there were no awards included in “Liabilities” due to actual results to date and the low probability of achieving any of the threshold performance levels.

Restricted Stock Awards (“RS”)

The Company has unvested RS outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation over the vesting period, which is generally 1 to 3 years. During fiscal 2016, 2015 and 2014, the Company granted 95,738, 59,494 and 51,004 service based restricted shares, respectively, to employees and non-employee directors in each year. A total of 1,750, 46,240 and 3,000 shares of restricted stock were forfeited during fiscal 2016, 2015 and 2014, respectively. There were 142,971, 94,183 and 116,297 unvested shares outstanding at June 30, 2016, 2015 and 2014, respectively. Compensation expense of $1,241, $696 and $1,184 was recognized during the year ended June 30, 2016, 2015 and 2014, respectively, related to these service-based awards. The total fair value of restricted stock grants vested in fiscal 2016, 2015 and 2014 was $681, $993 and $3,053, respectively. As of June 30, 2016, the Company had $1,109 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Stock Options

The 2010 Directors’ Plan may grant options to purchase shares of common stock, at the discretion of the board, to non-employee directors who are elected or reelected to the board, or who continue to serve on the board. Such options carry an exercise price equal to the fair market value of the Company’s common stock as of the date of grant, vest immediately, and expire ten years after the date of grant. Options granted under the 2010 Employee Incentive Plan are determined to be non-qualified or incentive stock options as of the date of grant, and may carry a vesting schedule. For options under the 2010 Employee Incentive Plan that are intended to qualify as incentive stock options, if the optionee owns more than 10% of the total combined voting power of the Company’s stock, the price will not be less than 110% of the grant date fair market value and the options expire five years after the date of grant. There were no incentive options granted to a greater than 10% shareholder during the years presented. There were no options outstanding under the 2010 Directors’ Plan and the 2010 Employee Incentive Plan as of June 30, 2016 and 2015.

2004 Plans

The Company has 16,800 non-qualified stock options outstanding as of June 30, 2016 under the 2004 Twin Disc, Incorporated Plan for Non-Employee Directors and 2004 Twin Disc, Incorporated Stock Incentive Plan. The 2004 plans were terminated during 2011, except options then outstanding will remain so until exercised or until they expire.

Stock option transactions under the plans during 2016 were as follows:

	2016	Weighted Average Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Non-qualified stock options:
Options outstanding at beginning of year	19,200	$15.96
Granted	-	-
Canceled/expired	(1,200)	10.11
Exercised	(1,200)	10.11
Options outstanding at June 30	16,800	$16.80	2.64	$2.3

 Options price range ($10.01 - $27.55)

In addition, the Company computes its windfall tax pool using the shortcut method. ASC 718, “Compensation – Stock Compensation”, requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. All options were 100% vested at the adoption of this statement.

During fiscal 2016, 2015 and 2014 the Company granted no non-qualified stock options and all non-qualified stock options from prior periods have fully vested. As a result, no compensation cost has been recognized in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2016, 2015 and 2014, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2016, 2015 and 2014 was approximately $4, $55 and $0, respectively.

L. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,805, $2,288 and $3,028 in fiscal 2016, 2015 and 2014, respectively. Total engineering and development costs were $9,481, $11,091 and $10,900 in fiscal 2016, 2015 and 2014, respectively.

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

In addition, the Company has unfunded, non-qualified retirement plans for certain management employees and Directors. In the case of management employees, benefits are based on an annual credit to a bookkeeping account, intended to restore the benefits that would have been earned under the qualified plans, but for the earnings limitations under the Internal Revenue Code. In the case of Directors, benefits are based on years of service on the Board. All benefits vest upon retirement from the Company.

In addition to providing pension benefits, the Company provides other postretirement benefits, including healthcare and life insurance benefits for certain domestic retirees. All employees retiring after December 31, 1992, and electing to continue healthcare coverage through the Company's group plan, are required to pay 100% of the premium cost.

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2016 and 2015 was June 30.

Obligations and Funded Status

 The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive income as of June 30:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$127,733	$123,832	$16,372	$16,584
Service cost	770	465	28	30
Interest cost	4,968	4,862	604	579
Actuarial loss (gain)	7,043	8,384	496	882
Contributions by plan participants	143	154	519	547
Benefits paid	(11,601)	(9,964)	(2,086)	(2,250)
Benefit obligation, end of year	$129,056	$127,733	$15,933	$16,372

Change in plan assets:
Fair value of assets, beginning of year	$104,681	$102,495	$-	$-
Actual return on plan assets	(1,442)	5,828	-	-
Employer contribution	2,383	6,168	1,567	1,703
Contributions by plan participants	143	154	519	547
Benefits paid	(11,601)	(9,964)	(2,086)	(2,250)
Fair value of assets, end of year	$94,164	$104,681	$-	$-

Funded status	$(34,892)	$(23,052)	$(15,933)	$(16,372)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$654	$638	$-	$-
Accrued liabilities - current	(805)	(764)	(1,969)	(2,040)
Accrued retirement benefits - noncurrent	(34,741)	(22,926)	(13,964)	(14,332)
Net amount recognized	$(34,892)	$(23,052)	$(15,933)	$(16,372)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$285	$296	$-	$-
Actuarial net loss	45,850	38,613	3,166	3,312
Net amount recognized	$46,135	$38,909	$3,166	$3,312

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified domestic defined benefit and other postretirement benefit plans are as follows:

	Pension Benefits	Other Postretirement Benefits
Net transition obligation	$99	$-
Actuarial net loss	3,598	726
Net amount to be recognized	$3,697	$726

The accumulated benefit obligation for all defined benefit pension plans was approximately $129,056 and $127,733 at June 30, 2016 and 2015, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2016	2015
Projected and accumulated benefit obligation	$127,528	$126,242
Fair value of plan assets	91,982	102,552

Components of Net Periodic Benefit Cost:

	Pension Benefits
	2016	2015	2014
Service cost	$770	$465	$536
Interest cost	4,968	4,862	5,425
Expected return on plan assets	(6,874)	(7,272)	(6,591)
Amortization of transition obligation	33	36	32
Amortization of prior service cost	59	-	-
Amortization of actuarial net loss	3,627	2,436	2,894
Net periodic benefit cost	$2,583	$527	$2,296

	Other Postretirement Benefits
	2016	2015	2014
Service cost	$28	$30	$37
Interest cost	604	579	659
Amortization of actuarial net loss	728	638	602
Net periodic benefit cost	$1,360	$1,247	$1,298

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2016 (Pre-tax):

	Pension	Other Postretirement Benefits
Net loss	$15,514	$496
Prior service cost	58	-
Amortization of transition asset	(33)	-
Amortization of prior service cost	(59)	-
Amortization of net (loss) gain	(3,627)	(728)
Total recognized in other comprehensive income	11,853	(232)
Net periodic benefit cost	2,583	1,360
Total recognized in net periodic benefit cost and other comprehensive income	$14,436	$1,128

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2015 (Pre-tax):

	Pension	Other Postretirement Benefits
Net loss	$9,406	$882
Amortization of transition asset	(36)	-
Amortization of net (loss) gain	(2,436)	(638)
Total recognized in other comprehensive income	6,934	244
Net periodic benefit cost	527	1,247
Total recognized in net periodic benefit cost and other comprehensive income	$7,461	$1,491

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2014 (Pre-tax):

	Pension	Other Postretirement Benefits
Net loss	$(6,303)	$(59)
Amortization of prior service benefit	7	-
Amortization of transition asset	(38)	-
Amortization of net (loss) gain	(2,894)	(602)
Total recognized in other comprehensive income	(9,228)	(661)
Net periodic benefit cost	2,296	1,298
Total recognized in net periodic benefit cost and other comprehensive income	$(6,932)	$637

Additional Information

Assumptions

	Pension Benefits		Other Postretirement Benefits
Weighted average assumptions used to determine benefit obligations at June 30
	2016	2015	2016	2015
Discount rate	3.35%	4.05%	3.27%	3.93%
Expected return on plan assets	6.57%	7.11%

	Pension Benefits			Other Postretirement Benefits
Weighted average assumptions used to determine net periodic benefit costs for years ended June 30
	2016	2015	2014	2016	2015	2014
Discount rate	4.05%	4.06%	4.35%	3.93%	3.76%	3.99%
Expected return on plan assets	7.11%	7.39%	7.41%

The assumed weighted-average healthcare cost trend rate was 7.5 % in 2016, grading down to 5% in 2022. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $320 and the service and interest cost by approximately $13. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $313 and the service and interest cost by approximately $13.

Plan Assets

The Company’s Benefits Committee (“Committee”), a non-board management committee, oversees investment matters related to the Company’s funded benefit plans. The Committee works with external actuaries and investment consultants on an ongoing basis to establish and monitor investment strategies and target asset allocations. The overall objective of the Committee’s investment strategy is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and address other cash requirements of the pension plans. The Committee has established an Investment Policy Statement which provides written documentation of the Company’s expectations regarding its investment programs for the pension plans, establishes objectives and guidelines for the investment of the plan assets consistent with the Company’s financial and benefit-related goals, and outlines criteria and procedures for the ongoing evaluation of the investment program. The Company employs a total return on investment approach whereby a mix of investments among several asset classes are used to maximize long-term return of plan assets while avoiding excessive risk. Investment risk is measured and monitored on an ongoing basis through quarterly investment portfolio reviews, and annual liability measurements.

 The Company’s pension plan weighted-average asset allocations at June 30, 2016 and 2015 by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2016	2015
Equity securities	65%	63%	62%
Debt securities	25%	25%	25%
Real estate	10%	12%	13%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The U.S. pension plans held 98,211 shares of Company stock with a fair market value of $1,054.8 (1.1 percent of total plan assets) at June 30, 2016 and 98,211 shares with a fair market value of $1,830.7 (1.8 percent of total plan assets) at June 30, 2015.

The plans have a long-term return assumption of 7.0%. This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories.

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments
Level II	Unadjusted quoted prices in active markets for similar instruments, or
Unadjusted quoted prices for identical or similar instruments in markets that are not active, or
Other inputs that are observable in the market or can be corroborated by observable market data
Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2016:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$1,143	$1,143	$-	$-
Equity securities:
U.S. (a)	26,046	26,046	-	-
International (b)	12,674	8,881	3,793	-
Fixed Income (c)	20,842	-	20,842	-
Annuity contracts (d)	9,031	-	-	9,031
Real estate (e)	10,537	-	10,537	-
Other (f)	13,891	-	-	13,891
Total	$94,164	$36,070	$35,172	$22,922

The following table presents plan assets using the fair value hierarchy as of June 30, 2015:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$1,034	$1,034	$-	$-
Equity securities:	-
U.S. (a)	28,035	28,035	-	-
International (b)	14,819	10,649	4,170	-
Fixed Income (c)	22,615	8,993	13,622	-
Annuity contracts (d)	9,508	-	-	9,508
Real estate (e)	12,770	-	12,770	-
Other (f)	15,900	-	-	15,900
Total	$104,681	$48,711	$30,562	$25,408

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

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2016 and 2015:

	Annuity Contracts	Other
Balance - June 30, 2015	$9,508	$15,900
Actual return on plan assets:
Relating to assets still held at reporting date	38	(2,009)
Purchases, sales and settlements, net	(619)	-
Transfers in and/or out of Level III	104	-
Balance - June 30, 2016	$9,031	$13,891

	Annuity Contracts	Other
Balance - June 30, 2014	$6,340	$14,689
Actual return on plan assets:
Relating to assets still held at reporting date	2,978	1,211
Purchases, sales and settlements, net	190	-
Balance - June 30, 2015	$9,508	$15,900

Cash Flows

Contributions

The Company expects to contribute $1,467 to its defined benefit pension plans in fiscal 2017.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Postretirement Benefits
		Gross Benefits	Part D Reimbursement	Net Benefit Payments
2017	$10,477	$2,000	$-	$2,000
2018	10,925	1,959	-	1,959
2019	9,675	1,559	-	1,559
2020	9,124	1,465	-	1,465
2021	8,760	1,343	-	1,343
Years 2022 - 2026	38,280	5,258	-	5,258

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $2,058, $2,526 and $2,218 in fiscal 2016, 2015 and 2014, respectively.

N. INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows:

	2016	2015	2014
United States	$(29,293)	$5,614	$1,107
Foreign	3,998	10,286	6,989
	$(25,295)	$15,900	$8,096

The provision (benefit) for income taxes is comprised of the following:

	2016	2015	2014
Currently payable:
Federal	$(1,683)	$1,607	$651
State	136	518	104
Foreign	1,468	2,832	2,837
	(79)	4,957	3,592
Deferred:
Federal	(10,978)	408	1,309
State	(787)	5	(95)
Foreign	(438)	(855)	(580)
	(12,203)	(442)	634
	$(12,282)	$4,515	$4,226

The components of the net deferred tax asset as of June 30 are summarized in the table below.

	2016	2015
Deferred tax assets:
Retirement plans and employee benefits	$19,106	$15,157
Foreign tax credit carryforwards	8,887	-
Federal tax credits	191	-
State net operating loss and other state credit carryforwards	768	369
Inventory	1,775	1,789
Reserves	1,544	2,587
Foreign NOL carryforwards	3,176	3,539
Accruals	522	584
Other assets	678	568
	36,647	24,593
Deferred tax liabilities:
Property, plant and equipment	6,329	7,221
Intangibles	2,011	4,778
Other liabilities	140	451
	8,480	12,450

Valuation Allowance	(3,123)	(3,577)
Total net deferred tax assets	$25,044	$8,566

As of June 30, 2016, due to the early adoption of Accounting Standards Update 2015-17, all deferred tax assets and liabilities have been classified as noncurrent. The Company elected to adopt this guidance prospectively and not revise prior periods. As of June 30, 2015, $4,863 of deferred tax assets is presented as a current asset in the Consolidated Balance Sheet, and $82 of deferred tax liabilities is included in accrued liabilities.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During fiscal 2016, the Company reported operating income in certain foreign jurisdictions where the loss carryforward period is unlimited. The Company has evaluated the likelihood of whether the net deferred tax assets related to these jurisdictions would be realized and concluded that based primarily upon the uncertainty to achieve levels of sustained improvement and uncertain exchange rates in these jurisdictions; (a) it is more likely than not that $3,123 of deferred tax assets would not be realized; and that (b) a full valuation allowance on the balance of deferred tax assets relating to these jurisdictions continues to be necessary. The Company recorded a net decrease in valuation allowance of $454 in fiscal 2016 due to lower cumulative operating losses in these jurisdictions. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations:

	2016	2015	2014

U.S. federal income tax at 35%	$(8,601)	$5,491	$2,754
Increases (reductions) in tax resulting from:
Foreign tax items	(2,525)	362	(291)
State taxes	(374)	32	228
Valuation allowance	(1,288)	(1,121)	1,551
Change in prior year estimate	473	157	139
Research and development tax credits	(348)	(337)	(267)
Section 199 deduction	-	(96)	(109)
Unrecognized tax benefits	(21)	5	183
Goodwill impairment	420	-	-
Other, net	(18)	22	38
	$(12,282)	$4,515	$4,226

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that these earnings remain permanently invested, and has no plans to repatriate funds to the U.S. for the foreseeable future. These earnings relate to ongoing operations and were approximately $3,039 at June 30, 2016. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, we file income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2012 through 2016 for our major operations in Italy, Belgium and Japan. The tax years open to examination in the U.S. are for years subsequent to fiscal 2013.

The Company has approximately $790 of unrecognized tax benefits as of June 30, 2016, which, if recognized would impact the effective tax rate. During the fiscal year the amount of unrecognized tax benefits decreased primarily due to expiration of statutes. During the next twelve months, the Company does not anticipate any significant changes in unrecognized tax benefits. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits:

	June 30, 2016	June 30, 2015
Unrecognized tax benefits, beginning of year	$810	$1,603
Additions based on tax positions related to the prior year	12	-
Additions based on tax positions related to the current year	172	184
Reductions based on tax positions related to the prior year	(4)	(3)
Subtractions due to statutes closing	(179)	(60)
Settlements with Taxing Authorities	(21)	(914)
Unrecognized tax benefits, end of year	$790	$810

Substantially all of the Company’s unrecognized tax benefits as of June 30, 3016, if recognized, would affect the effective tax rate. As of June 30, 2016 and 2015, the amounts accrued for interest and penalties totaled $61 and $62, respectively, and are not included in the reconciliation above.

O. CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, are not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows, either individually or in the aggregate.

P. RESTRUCTURING OF OPERATIONS

In response to challenging global market conditions within the Company’s oil and gas, global pleasure craft and commercial marine markets, the Company undertook a series of restructuring actions starting in late fiscal 2015 through the fourth quarter of fiscal 2016, which primarily involved the elimination of several full-time positions at its operations primarily in the U.S., Italy, and Singapore. These actions resulted in a pre-tax restructuring charge of $921 and $3,282 in fiscal 2016 and 2015, respectively. During fiscal 2014, the Company recorded a pre-tax restructuring charge of $961 to further reduce headcount relating to actions that were initiated in fiscal 2013 in our Belgium operations.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2014	$785
Additions	3,282
Payments and adjustments	(291)
Accrued restructuring liability, June 30, 2015	3,776
Additions	921
Payments and adjustments	(3,896)
Accrued restructuring liability, June 30, 2016	$801

During fiscal 2016, as part of its initiative to focus resources on core manufacturing and product development activities aimed at improving profitability, the Company sold one of its distribution entities in the U.S. The proceeds of $4,100 represent the sale of distribution rights to its southeastern U.S. territories, amounting to $600, and certain assets, consisting primarily of inventories, for $3,500. The gain on sale of $445 is recorded as other operating income in the statement of operations.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended June 30, 2016, 2015 and 2014 (in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period

2016:
Allowance for losses on accounts receivable	$2,183	$237	$596	$1,824
Deferred tax valuation allowance	$3,577	$257	$711	$3,123

2015:
Allowance for losses on accounts receivable	$3,637	$304	$1,758	$2,183
Deferred tax valuation allowance	$5,593	$805	$2,821	$3,577

2014:
Allowance for losses on accounts receivable	$2,884	$1,169	$416	$3,637
Deferred tax valuation allowance	$3,724	$2,140	$271	$5,593

(1) Activity primarily represents amounts written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 13, 2016	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 13, 2016	By: /s/ DAVID B. RAYBURN
David B. Rayburn
Chairman of the Board

September 13, 2016	By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Executive Officer

September 13, 2016	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

September 13, 2016	By: /s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller (Chief Accounting Officer)

September 13, 2016	Michael Doar, Director
Janet P. Giesselman, Director David W. Johnson, Director
Michael C. Smiley, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Attorney in Fact)

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K for Year Ended June 30, 2016

Exhibit	Description	Included Herewith
3a)	Restated Articles of Incorporation of Twin Disc, Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated December 6, 2007). File No. 001-07635.
3b)	Restated Bylaws of Twin Disc, Incorporated, as amended through December 13, 2013 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated December 17, 2013). File No. 001-07635.
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
k)

Form of Performance Stock Award Grant Agreement for award of performance shares on July 28, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 3, 2016). File No. 001-07635.

l)

Form of Restricted Stock Award Grant Agreement for restricted stock grants on July 28, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 3, 2016). File No. 001-07635.

m)

Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

n)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.4, 10.5 and 10.6 of the Company’s Form 8-K dated August 5, 2014). File No. 001-07635.
o)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
p)	Credit Agreement Between Twin Disc, Incorporated and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 2016).
q)

Security Agreement Between Twin Disc, Incorporated, Mill-Log Equipment Co., Inc., and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 26, 2016).

r)	IP Security Agreement Between Twin Disc, Incorporated and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated April 26, 2016).
s)

Pledge Agreement Between Twin Disc, Incorporated, Mill-Log Equipment Co., Inc. and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated April 26, 2016).

t)	Guaranty Agreement Between Mill-Log Equipment Co., Inc. and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated April 26, 2016).
u)	Guarantor Security Agreement Between Mill-Log Equipment Co., Inc. and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated April 26, 2016).
v)	Negative Pledge Agreement Between Twin Disc, Incorporated and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated April 26, 2016).

Exhibit	Description	Included Herewith
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X