Form 10-Q
period 2016-09-30
TWIN DISC INC
filed 2016-11-09
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

Yes               No √

At October 28, 2016, the registrant had 11,481,133 shares of its common stock outstanding.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2016	June 30, 2016

ASSETS
Current assets:
Cash	$16,077	$18,273
Trade accounts receivable, net	25,758	25,363
Inventories	67,128	66,569
Prepaid expenses	7,796	7,353
Other	6,920	7,477
Total current assets	123,679	125,035

Property, plant and equipment, net	50,416	51,665
Deferred income taxes	27,192	25,870
Goodwill, net	5,139	5,120
Intangible assets, net	2,136	2,164
Other assets	4,194	4,068

Total assets	$212,756	$213,922

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,215	$14,716
Accrued liabilities	20,571	21,415
Total current liabilities	35,786	36,131

Long-term debt	9,694	8,501
Accrued retirement benefits	48,469	48,705
Deferred income taxes	809	827
Other long-term liabilities	2,302	2,705

Total liabilities	97,060	96,869

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	10,476	11,761
Retained earnings	172,966	175,662
Accumulated other comprehensive loss	(42,844)	(44,143)
	140,598	143,280
Less treasury stock, at cost (1,660,895 and 1,749,294 shares, respectively)	25,437	26,790

Total Twin Disc shareholders' equity	115,161	116,490

Noncontrolling interest	535	563

Total equity	115,696	117,053

Total liabilities and equity	$212,756	$213,922

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended
	September 30, 2016	September 25, 2015

Net sales	$35,835	$37,373
Cost of goods sold	26,662	29,183
Gross profit	9,173	8,190

Marketing, engineering and administrative expenses	12,475	15,240
Restructuring expenses	258	-
Other operating expense (income)	-	(500)
Loss from operations	(3,560)	(6,550)

Interest expense	53	91
Other expense (income), net	110	(158)
	163	(67)

Loss before income taxes and noncontrolling interest	(3,723)	(6,483)
Income tax benefit	(1,052)	(2,208)

Net loss	(2,671)	(4,275)
Less: Net earnings attributable to noncontrolling interest, net of tax	(25)	(48)

Net loss attributable to Twin Disc	$(2,696)	$(4,323)

Dividends per share	$-	$0.09

Loss per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(0.24)	$(0.39)
Diluted loss per share attributable to Twin Disc common shareholders	$(0.24)	$(0.39)

Weighted average shares outstanding data:
Basic shares outstanding	11,217	11,313
Dilutive stock awards	-	-

Diluted shares outstanding	11,217	11,313

Comprehensive loss:
Net loss	$(2,671)	$(4,275)
Benefit plan adjustments, net of income taxes of $399 and $423, respectively	672	739
Foreign currency translation adjustment	683	(1,805)
Comprehensive loss	(1,316)	(5,341)
Less: Comprehensive income attributable to noncontrolling interest	(81)	(29)

Comprehensive loss attributable to Twin Disc	$(1,397)	$(5,370)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarter Ended
	September 30, 2016	September 25, 2015

Cash flows from operating activities:
Net loss	$(2,671)	$(4,275)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,916	2,221
Restructuring expenses	219	-
Provision for deferred income taxes	(1,335)	(7,006)
Stock compensation expense and other non-cash changes, net	325	378
Net change in operating assets and liabilities	(1,115)	6,310

Net cash used by operating activities	(2,661)	(2,372)

Cash flows from investing activities:
Proceeds from sale of business (see Note L)	-	3,500
Proceeds from life insurance policy	-	1,907
Acquisitions of fixed assets	(525)	(1,403)
Proceeds from sale of fixed assets	8	79
Other, net	(129)	(185)

Net cash (used) provided by investing activities	(646)	3,898

Cash flows from financing activities:
Borrowings under revolving loan agreement	13,943	22,780
Repayments under revolving loan agreement	(12,751)	(22,315)
Dividends paid to shareholders	-	(1,019)
Dividends paid to noncontrolling interest	(109)	(192)
Excess tax (shortfall) benefits from stock compensation	(133)	52
Payments of withholding taxes on stock compensation	(140)	(190)

Net cash provided (used) by financing activities	810	(884)

Effect of exchange rate changes on cash	301	(542)

Net change in cash	(2,196)	100

Cash:
Beginning of period	18,273	22,936

End of period	$16,077	$23,036

The notes to condensed consolidated financial statements are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

A.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for June 30, 2016. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

New Accounting Releases

In August 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to the Accounting Standards Codification (“ASC”) that addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In March 2016, the FASB issued updated guidance to the ASC, intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

B.	Inventories

The major classes of inventories were as follows:

	September 30, 2016	June 30, 2016
Inventories:
Finished parts	$45,786	$45,622
Work in process	8,392	8,020
Raw materials	12,950	12,927
	$67,128	$66,569

C.     Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve during the quarter ended September 30, 2016 and September 25, 2015:

	For the Quarter Ended
	September 30, 2016	September 25, 2015
Reserve balance, beginning of period	$3,607	$5,245
Current period expense (adjustment)	182	(303)
Payments or credits to customers	(762)	(721)
Translation	9	(1)
Reserve balance, end of period	$3,036	$4,220

The current portion of the warranty accrual ($2,343 and $2,986 as of September 30, 2016 and September 25, 2015, respectively) is reflected in accrued liabilities, while the long-term portion ($693 and $1,234 as of September 30, 2016 and September 25, 2015, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended
	September 30, 2016	September 25, 2015
Net sales
Manufacturing segment sales	$30,499	$29,057
Distribution segment sales	15,395	20,724
Inter/Intra segment elimination - manufacturing	(8,126)	(8,477)
Inter/Intra segment elimination – distribution	(1,933)	(3,931)
	$35,835	$37,373
Net loss attributable to Twin Disc
Manufacturing segment net loss	$(1,420)	$(2,847)
Distribution segment net earnings	271	553
Corporate and eliminations	(1,547)	(2,029)
	$(2,696)	$(4,323)

Assets	September 30, 2016	June 30, 2016
Manufacturing segment assets	$222,629	$221,590
Distribution segment assets	51,381	52,719
Corporate assets and elimination of intercompany assets	(61,254)	(60,387)
	$212,756	$213,922

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2017 and 2016, the Company granted a target number of 99.6 and 60.5 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2017 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2019. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 149.4. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for these PSAs.

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

There were 171.8 and 86.4 unvested PSAs outstanding at September 30, 2016 and September 25, 2015, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $15 was recognized for the quarter ended September 30, 2016, related to PSAs. There was no compensation expense for the quarter ended September 25, 2015, related to PSAs. The weighted average grant date fair value of the unvested awards at September 30, 2016 was $13.38. At September 30, 2016, the Company had $2,229 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2017, 2016 and 2015 awards. The total fair value of PSAs vested as of September 30, 2016 and September 25, 2015 was $0.

Performance Stock Unit Awards (“PSU”)

There were no grants of PSUs during the first quarter of fiscal 2017 and 2016.

There were 11.4 and 29.9 unvested PSUs outstanding at September 30, 2016 and September 25, 2015, respectively. The weighted average grant date fair value of the unvested awards at September 30, 2016 was $30.16. PSUs are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period. The fair-value of the PSUs is expensed over the performance period for the shares that are expected to ultimately vest. There was no compensation expense for the quarters ended September 30, 2016 and September 25, 2015, related to PSUs. At September 30, 2016, the Company had $135 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015 awards. The total fair value of PSU awards vested as of September 30, 2016 and September 25, 2015 were $0. The PSU awards are cash based, and would therefore be recorded as a liability on the Company’s consolidated balance sheets. As of September 30, 2016 and June 30, 2016, there were no awards included in liabilities in our consolidated balance sheets due to actual results to date and the low probability of achieving any of the threshold performance levels.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2017 and 2016, the Company granted 101.3 and 68.4 service based restricted shares, respectively, to employees and non-employee directors in each year. There were 218.0 and 133.4 unvested shares outstanding at September 30, 2016 and September 25, 2015, respectively. Compensation expense of $326 and $355 was recognized for the quarters ended September 30, 2016 and September 25, 2015, respectively. The total fair value of restricted stock grants vested as of September 30, 2016 and September 25, 2015 was $265 and $461, respectively. As of September 30, 2016, the Company had $1,808 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended
	September 30, 2016	September 25, 2015
Pension Benefits:
Service cost	$221	$130
Interest cost	1,125	1,225
Expected return on plan assets	(1,442)	(1,692)
Amortization of transition obligation	9	9
Amortization of prior service cost	1	-
Amortization of actuarial net loss	899	908
Net periodic benefit cost	$813	$580

Postretirement Benefits:
Service cost	$6	$7
Interest cost	122	151
Amortization of actuarial net loss	182	182
Net periodic benefit cost	$310	$340

The Company expects to contribute approximately $1,467 to its pension plans in fiscal 2017. As of September 30, 2016, $155 in contributions has been made.

The Company has reclassified $672 (net of $399 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 30, 2016. The Company has reclassified $739 (net of $423 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 25, 2015. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the quarters ended September 30, 2016 and September 25, 2015, the Company’s effective income tax rate was 28.3% and 34.1%, respectively. Expected domestic losses are lower compared to prior year by $10,180. The ratio of foreign income inclusions to a smaller domestic loss resulted in a 4.6% benefit reflected in the rate. The federal research and development credit was extended and this additional benefit was offset by reduced foreign tax credits resulting in a net decrease in the effective tax rate of 1%.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Due to recent operating income in certain foreign jurisdictions with a history of generating operating losses, the company has evaluated the realizability of the net deferred tax assets related to these jurisdictions. This evaluation concluded that, based primarily upon a history of losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary.

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

The Company has approximately $904 of unrecognized tax benefits, including related interest and penalties, as of September 30, 2016, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 30, 2016. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2011 through 2016 for the major operations in Italy, Canada, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2012. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2010 through 2015. It is reasonably possible that other audit cycles will be completed during fiscal 2017.

I.     Goodwill and Other Intangibles

The Company reviews goodwill for impairment on a reporting unit basis annually as of the end of the fiscal year, and whenever events or circumstances (“triggering events”) indicate that the carrying value of goodwill may not be recoverable.  The Company monitors for interim triggering events on an ongoing basis.  Such triggering events include unfavorable operating results and macroeconomic trends, and market capitalization of the company below its book value.

The fair value of reporting units is primarily driven by projected growth rates and operating results under the income approach using a discounted cash flow model, which applies an appropriate market-participant discount rate, and consideration of other market approach data from guideline public companies. If declining actual operating results or future operating results become indicative that the fair value of the Company’s reporting units has declined below their carrying values, an interim goodwill impairment test may need to be performed and may result in a non-cash goodwill impairment charge.  If the Company’s market capitalization falls below the Company’s carrying value for a sustained period of time or if such a decline becomes indicative that the fair value of the Company’s reporting units has declined to below their carrying values, an interim goodwill impairment test may need to be performed and may result in a non-cash goodwill impairment charge.

For the quarter ended September 30, 2016, the Company performed a review of potential triggering events, such as the continued market softness and operating losses experienced during the quarter, as well as its market capitalization levels, and concluded that these events were not indicative that the fair values of its reporting units had more likely than not declined to below their carrying values at September 30, 2016.

As of September 30, 2016, goodwill is carried in the following reporting units:

Reporting Unit
US Industrial	$2,589
European Industrial	2,550
Total	$5,139

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the quarter ended September 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Net Book Value
Balance at June 30, 2016	$16,392	$(11,272)	$5,120
Translation adjustment	19	-	19
Balance at September 30, 2016	$16,411	$(11,272)	$5,139

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have definite useful lives and are subject to amortization as of September 30, 2016 and June 30, 2016 were as follows:

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Licensing agreements	$3,015	$(2,580)	$-	$435
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,678	(296)	-	1,382
Other	6,617	(5,308)	(1,194)	115
	$13,438	$(10,229)	$(1,277)	$1,932

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Licensing agreements	$3,015	$(2,565)	$-	$450
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,668	(275)	-	1,393
Other	6,615	(5,301)	(1,194)	120
	$13,426	$(10,186)	$(1,277)	$1,963

The weighted average remaining useful life of the intangible assets included in the table above is approximately 14 years.

Intangible amortization expense was $43 and $37 for the quarters ended September 30, 2016, and September 25, 2015, respectively. Estimated intangible amortization expense for the remainder of fiscal 2017 and each of the next five fiscal years is as follows:

Fiscal Year
2017	$138
2018	180
2019	168
2020	154
2021	150
2022	143

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 30, 2016 and June 30, 2016 was $204 and $201, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at September 30, 2016 and June 30, 2016 consisted of the following:

	September 30, 2016	June 30, 2016
Revolving loan	$9,670	$8,478
Other	24	23
Subtotal	9,694	8,501
Less: current maturities and short-term borrowings	-	-
Total long-term debt	$9,694	$8,501

The revolving loan agreement as of September 30, 2016 pertains to the revolving loan facility which the Company entered into on April 22, 2016 with Bank of Montreal (the “BMO Agreement”). The BMO Agreement is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, and certain machinery and equipment of its primary manufacturing facility in Racine, Wisconsin, and the personal property of Mill-Log Equipment Co., Inc., a wholly-owned domestic subsidiary of the Company.  The BMO Agreement provides for a borrowing base calculation to determine borrowing capacity.  This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments.  As of September 30, 2016, the Company’s borrowing capacity under the terms of the BMO Agreement was approximately $22,273, and the Company had approximately $11,570 of available borrowings. As of September 30, 2016, the interest rate under this agreement was 2.27%.

The Company’s revolving loan agreement approximates fair value at September 30, 2016 and June 30, 2016. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

The Company from time to time makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315 shares as of September 30, 2016 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarter ended September 30, 2016.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarters of 2017 and 2016:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2016	$11,761	$175,662	$(44,143)	$(26,790)	$563	$117,053
Net (loss) income		(2,696)			25	(2,671)
Translation adjustments			627		56	683
Benefit plan adjustments, net of tax			672			672
Cash dividends					(109)	(109)
Compensation expense and windfall tax benefits	208					208
Shares (acquired) issued, net	(1,493)			1,353		(140)
Balance, September 30, 2016	$10,476	$172,966	$(42,844)	$(25,437)	$535	$115,696

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2015	$12,259	$190,807	$(35,481)	$(28,057)	$639	$140,167
Net (loss) income		(4,323)			48	(4,275)
Translation adjustments			(1,787)		(18)	(1,805)
Benefit plan adjustments, net of tax			739			739
Cash dividends		(1,019)			(192)	(1,211)
Compensation expense and windfall tax benefits	303					303
Shares (acquired) issued, net	(1,045)			857		(188)
Balance, September 25, 2015	$11,517	$185,465	$(36,529)	$(27,200)	$477	$133,730

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 30, 2016, and September 25, 2015, are as follows:

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2016	$5,158	$(49,301)
Translation adjustment during the quarter	627	-
Amounts reclassified from accumulated other comprehensive income	-	672
Net current period other comprehensive (loss) income	627	672
Balance at September 30, 2016	$5,785	$(48,629)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2015	$6,740	$(42,221)
Translation adjustment during the quarter	(1,787)	-
Amounts reclassified from accumulated other comprehensive income	-	739
Net current period other comprehensive (loss) income	(1,787)	739
Balance at September 25, 2015	$4,953	$(41,482)

Reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter ended September 30, 2016 is as follows:

	Amount Reclassified
	Quarter Ended
	September 30, 2016
Amortization of benefit plan items
Actuarial losses	$1,061	(a)
Transition asset and prior service benefit	10	(a)
Total before tax benefit	1,071
Tax benefit	399
Total reclassification net of tax	$672

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

Reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter ended September 25, 2015 is as follows:

	Amount Reclassified
	Quarter Ended
	September 25, 2015
Amortization of benefit plan items
Actuarial losses	$1,153	(a)
Transition asset and prior service benefit	9	(a)
Total before tax benefit	1,162
Tax benefit	423
Total reclassification net of tax	$739

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

In response to challenging global market conditions within the Company’s oil and gas, global pleasure craft and commercial marine markets, the Company undertook a series of restructuring actions starting in late fiscal 2015, and continuing into the current fiscal quarter.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2016	$801
Additions during the quarter	258
Payments and adjustments	(385)
Accrued restructuring liability, September 30, 2016	$674

The additions for the quarter ended September 30, 2016 consist of one-time special benefit payments relating to the elimination of several full-time positions in the Company’s Belgian and Italian locations, under voluntary termination programs that are expected to be in place through December 2017.

Those additions do not include additional employee termination costs of $442, which were incurred by the Company’s Italian operation on September 30, 2016.  The Italian operation’s reporting date for the quarter was as of August 26, 2016, which conforms to its statutory fiscal quarter reporting date and facilitates prompt reporting of consolidated amounts.  This amount will be included in the Company’s second fiscal quarter financial statements.

On October 19, 2016, in response to the softness in its markets, the Company’s U.S. manufacturing operation implemented a further reduction in its plant workforce.  As a result, the Company expects to record restructuring expenses of $170 in the second fiscal quarter.

On September 25, 2015, as part of its initiative to focus resources on core manufacturing and product development activities aimed at improving profitability, the Company sold one of its distribution entities in the U.S.  The proceeds of $4,100 represent the sale of distribution rights to its southeastern U.S. territories, amounting to $600, and certain assets, consisting primarily of inventories, for $3,500. The gain on sale of $500 (before adjustment) is recorded as other operating income in the statement of operations in fiscal 2016.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of September 30, 2016, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2016 could cause actual results to be materially different from what is expressed or implied in any forward looking statement.

Results of Operations

(In thousands)
	Quarter Ended
	September 30, 2016%		September 25, 2015%
Net sales	$35,835		$37,373
Cost of goods sold	26,662		29,183
Gross profit	9,173	25.6%	8,190	21.9%
Marketing, engineering and administrative expenses	12,475	34.8%	15,240	40.8%
Restructuring of operations	258	0.7%	-	0.0%
Other operating expense (income)	-	0.0%	(500)	-1.3%
Loss from operations	$(3,560)	-9.9%	$(6,550)	-17.5%

Comparison of the First Quarter of FY 2017 with the First Quarter of FY 2016

Net sales for the first quarter decreased 4.1%, or $1.5 million, to $35.8 million from $37.4 million in the same period a year ago. The decline is primarily the result of softening demand in Asia for the Company’s commercial marine products, along with a reduction in global demand for industrial products. While consistent with the prior year, the demand for products sold into the North American and Asian oil and gas markets remains severely depressed. Demand from customers in Europe also remains weak, while overall demand in North America remains stable for the Company’s commercial marine products. The sales decline was seen most heavily in Asia, as the percentage of sales to this region fell to 19% of total consolidated net sales in the first quarter of fiscal 2017 compared to 22% for the first quarter of fiscal 2016. Currency translation had a favorable impact on fiscal 2017 sales compared to the prior year totaling $0.4 million primarily due to the strengthening of the Asian currencies against the U.S. dollar.

Sales at our manufacturing segment increased 5.0%, or $1.4 million, versus the same period last year. In the current fiscal quarter, our U.S. manufacturing operation, the largest, experienced a 27.6%, or $4.2 million, increase in sales versus the first fiscal quarter of 2016. The primary driver for this increase was the extended plant shutdown in fiscal 2016, which resulted in 21 additional shipping days during the first quarter of fiscal 2017, compared to the first quarter of fiscal 2016. This increase was largely offset by a decrease of $3.1 million at the Company’s Belgian manufacturing operation, driven by reduced North American demand for its marine transmissions. The Company’s Italian manufacturing operations, which continue to be hampered by the softness in the European mega yacht and industrial markets, experienced relatively flat sales compared to the prior fiscal year’s first quarter, reporting a 1.8% increase compared to the first quarter of fiscal 2016. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 10.8% increase in sales, primarily due to increased shipments for the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 25.7%, or $5.3 million, decrease in sales compared to the first quarter of fiscal 2016. Nearly half of this decrease, or $2.6 million, relates to the prior year sale of the Company’s distribution entity covering the southeast territory of the U.S. The Company’s Asian distribution operations in Singapore and Japan saw a combined 33.4% decrease in sales compared to the prior fiscal year’s first quarter. This decline reflects the ongoing challenges in the Asian economy hampering demand for the Company’s commercial marine transmissions in the Asian market. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 13.9%. The year over year decrease was driven by reduced shipments of aftermarket service and components for the Canadian oil and gas markets. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a slight increase in sales primarily due to a favorable currency impact.

The elimination for net inter/intra segment sales decreased $2.3 million, primarily due to the sale of the Company’s distribution entity covering the southeast territory of the U.S noted above, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit as a percentage of sales increased 370 basis points to 25.6% of sales, compared to 21.9% of sales for the same period last year. The Company was able to offset an unfavorable volume impact ($0.9 million) with the positive impact of the cost reduction actions taken over the past several quarters. These actions resulted in a reduction in fixed manufacturing costs of $1.1 million compared to the prior fiscal year first quarter, as well as improved manufacturing efficiencies of nearly $0.8 million. The Company continues to focus on eliminating cost and improving efficiencies through the significant downturn in many of its markets.

For the fiscal 2017 first quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 34.8%, compared to 40.8% for the fiscal 2016 first quarter. ME&A expenses decreased $2.8 million versus the same period last fiscal year. The decrease in ME&A expenses for the quarter relates to the Company’s ongoing focus on cost containment, including the positive impact of the restructuring actions taken over the past several quarters, totaling approximately $2.3 million. These savings, combined with a reduction in pension expense ($0.2 million) and corporate development costs ($0.5 million), were partially offset by an unfavorable exchange impact ($0.1 million) and increased bonus expense ($0.2 million).

The Company incurred nearly $0.3 million in restructuring charges during the first quarter of fiscal 2017, generating expected annualized savings of approximately $0.4 million, primarily associated with cost reduction actions at its European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the current challenging business cycle. Further actions have already been taken in the second fiscal quarter to reduce employment at the Company’s U.S. and Italian manufacturing operations, resulting in an anticipated charge of $0.6 million in the second fiscal quarter and estimated annualized savings of $1.0 million.

For the quarter ended September 30, 2016, the Company performed a review of potential triggering events, such as the continued market softness and operating losses experienced during the quarter, as well as its market capitalization levels, and concluded that these events were not indicative that the fair values of its reporting units had more likely than not declined to below their carrying values at September 30, 2016.

During the first quarter of fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4.1 million, resulting in a net operating gain of $0.5 million.

Interest expense remains relatively immaterial at less than $0.1 million for the first quarter of both the current and prior fiscal year. The Company has focused on controlling debt and managing cash flow through this down cycle in many of its markets.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro and Japanese yen.

The fiscal 2017 first quarter tax rate was 28.3%, compared to the fiscal 2016 first quarter rate of 34.1%. Both periods were impacted by non-deductible operating losses in a foreign jurisdiction that is subject to a full valuation allowance. Adjusting both periods for the non-deductible losses, the fiscal 2017 first quarter rate would have been 39.6%, compared to 35.2% for the fiscal 2016 first quarter. This increase was primarily a function of jurisdictional mix and reduced foreign tax credits.

Financial Condition, Liquidity and Capital Resources

Comparison between September 30, 2016 and June 30, 2016

As of September 30, 2016, the Company had net working capital of $87.9 million, which represents a decrease of $1.0 million, or 1.1%, from the net working capital of $88.9 million as of June 30, 2016.

Cash decreased $2.2 million to $16.1 million as of September 30, 2016, versus $18.3 million as of June 30, 2016. The majority of the cash as of September 30, 2016 is at the Company’s overseas operations in Europe ($6.6 million) and Asia-Pacific ($7.6 million).

Trade receivables of $25.8 million were up just $0.4 million, or approximately 1.6%, when compared to last fiscal year-end. The impact of foreign currency translation was to increase accounts receivable by $0.1 million versus June 30, 2016. The net remaining increase is driven by the timing of sales within the quarter.

Inventories increased by $0.6 million, or 0.8%, versus June 30, 2016 to $67.1 million. The impact of foreign currency translation was to increase inventories by $0.2 million versus June 30, 2016. The Company will continue to search for opportunities to reduce inventory in fiscal 2017 following a very successful effort in fiscal 2016 ($13.7 million or 17%). On a consolidated basis, as of September 30, 2016, the Company’s backlog of orders to be shipped over the next six months approximates $33.1 million, compared to $35.7 million at June 30, 2016 and $37.5 million at September 25, 2015. The decrease versus the end of the prior fiscal year is being experienced at the Company’s domestic manufacturing location. As a percentage of six month backlog, inventory has increased from 186% at June 30, 2016 to 203% at September 30, 2016.

Net property, plant and equipment (PP&E) decreased $1.2 million versus June 30, 2016. This includes the addition of $0.5 million in capital expenditures, primarily at the Company’s U.S. and Belgian-based manufacturing operations, which was more than offset by depreciation of $1.9 million. The net remaining increase is due to foreign currency translation effects. In total, the Company expects to invest between $4 and $6 million in capital assets in fiscal 2017. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 30, 2016 of $15.2 million were up $0.5 million, or 3.4%, from June 30, 2016. The impact of foreign currency translation was to increase accounts payable by $0.2 million versus June 30, 2016. The remaining slight increase is consistent with the small increase in inventory and the Company’s persistent focus on effective working capital management.

Total borrowings and long-term debt as of September 30, 2016 increased by $1.2 million, or roughly 14%, to $9.7 million versus June 30, 2016. Cash needs were driven primarily by working capital requirements. During the first quarter, the Company incurred negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of ($3.2) million and ended the quarter with total debt, net of cash, of ($6.4) million, compared to ($9.8) million at June 30, 2016, for a net change of $3.4 million.

Total equity decreased $1.4 million, or 1.2%, to $115.7 million as of September 30, 2016. Retained earnings decreased by $2.7 million, reflecting the net loss for the first fiscal quarter. Net favorable foreign currency translation of $0.7 million was reported. The net remaining increase in equity of $0.6 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On April 22, 2016, the Company entered into a revolving Credit Agreement (the “BMO Agreement”) with Bank of Montreal (“BMO”). This agreement permits the Company to enter into loans up to $40 million. This maximum may be increased under the BMO Agreement by an additional $10 million so long as there exists no default and certain other conditions specified in the BMO Agreement are satisfied.

In general, each revolving loan under the BMO Agreement will bear interest at a Eurodollar Rate, as defined. This rate as of September 30, 2016 was 2.27%. In addition to monthly interest payments, the Company will be responsible for paying a quarterly unused fee equal to 0.15% of the average daily unused portion of the revolving credit commitment. The Company may prepay loans subject to certain limitations. Borrowings under the BMO Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company has entered into a security agreement, IP security agreement and pledge agreement with BMO, and Mill-Log has entered into a guaranty agreement, guarantor security agreement and pledge agreement with BMO, which collectively grant BMO a security interest in these assets and holdings as administrative agent for itself and other lenders that may enter into the BMO Agreement. The Company has also entered into a negative pledge agreement with BMO, pursuant to which it has agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the BMO Agreement and the negative pledge agreement. Within thirty days upon the occurrence of an event of default (as defined) that is not cured within the prescribed cure period, or if availability under the BMO Agreement is less than the greater of 15% of the aggregate revolving credit commitments and $6.0 million, the Company and Mill-Log will execute and deliver mortgages to BMO on all real estate owned by them at such time to further secure borrowings under the BMO Agreement.

The Company’s balance sheet remains very strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for near-term needs. The Company had approximately $11.6 million of available borrowings under the BMO Agreement as of September 30, 2016. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of September 30, 2016, the Company also had cash of $16.1 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2017, the Company expects to contribute $1.5 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $1.0 million, or 1.1%, during the first quarter of fiscal 2017, and the current ratio remained consistent at 3.5 for September 30, 2016 and June 30, 2016. The slight decrease in net working capital was primarily driven by a decrease in global cash balances.

The Company expects capital expenditures to be approximately $4 million - $6 million in fiscal 2017. These anticipated expenditures reflect the Company’s plans to continue to conserve capital while investing in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

As of September 30, 2016, the Company has obligations under non-cancelable operating lease contracts and loan agreements for certain future payments.

The Company has approximately $0.9 million of unrecognized tax benefits, including related interest and penalties, as of September 30, 2016, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2017 contributions to all defined benefit plans will total $1.5 million. As of September 30, 2016, $0.2 million in contributions have been made.

New Accounting Releases

In August 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to the Accounting Standards Codification (“ASC”) that addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In March 2016, the FASB issued updated guidance to the ASC, intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

Twin Disc’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2016. There have been no significant changes to those accounting policies subsequent to June 30, 2016.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar Rate. In accordance with BMO Agreement expiring April 22, 2021, the Company has the option of borrowing at a Eurodollar Rate plus an additional “Add-On” of 1.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 30, 2016 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $22,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 28% of the Company’s revenues in the quarter ended September 30, 2016 were denominated in currencies other than the U.S. dollar. Of that total, approximately 56% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2017 and 2016 was the euro. At September 30, 2016, the Company had two outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $700,000 with a weighted average maturity of 29 days. The fair value of the Company’s contracts was a loss of $2,000 at September 30, 2016. The Company had no outstanding forward exchange contracts at June 30, 2016.

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

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2016 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 30, 2016, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2016 – July 29, 2016	12,869	NA	0	315,000

July 30, 2016 – Aug. 26, 2016	0	NA	0	315,000

Aug. 27, 2016 – Sept. 30, 2016	0	NA	0	315,000

Total	12,869	NA	0	315,000

The Company did not purchase any shares of common stock during the quarter ended September 30, 2016, pursuant to our publicly announced program (described below). The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock issued under the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 9, 2016	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer