Form 10-Q
period 2016-12-30
TWIN DISC INC
filed 2017-02-07
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 30, 2016

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

Yes               No √

At January 30, 2017, the registrant had 11,519,133 shares of its common stock outstanding.

Part I.      FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 30, 2016	June 30, 2016

ASSETS
Current assets:
Cash	$12,991	$18,273
Trade accounts receivable, net	22,727	25,363
Inventories	64,529	66,569
Prepaid expenses	7,182	7,353
Other	7,272	7,477
Total current assets	114,701	125,035

Property, plant and equipment, net	48,590	51,665
Deferred income taxes	28,003	25,870
Goodwill, net	4,999	5,120
Intangible assets, net	2,006	2,164
Other assets	4,123	4,068

Total assets	$202,422	$213,922

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,865	$14,716
Accrued liabilities	20,353	21,415
Total current liabilities	34,218	36,131

Long-term debt	7,782	8,501
Accrued retirement benefits	47,888	48,705
Deferred income taxes	784	827
Other long-term liabilities	2,029	2,705

Total liabilities	92,701	96,869

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	9,609	11,761
Retained earnings	170,054	175,662
Accumulated other comprehensive loss	(46,302)	(44,143)
	133,361	143,280
Less treasury stock, at cost (1,580,335 and 1,749,294 shares, respectively)	24,205	26,790

Total Twin Disc shareholders' equity	109,156	116,490

Noncontrolling interest	565	563

Total equity	109,721	117,053

Total liabilities and equity	$202,422	$213,922

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015

Net sales	$33,672	$44,829	$69,507	$82,201
Cost of goods sold	24,723	33,223	51,385	62,406
Gross profit	8,949	11,606	18,122	19,795

Marketing, engineering and administrative expenses	12,560	14,592	25,035	29,833
Restructuring expenses	816	515	1,074	515
Other operating expense (income)	-	56	-	(445)
Loss from operations	(4,427)	(3,557)	(7,987)	(10,108)

Interest expense	122	109	175	200
Other expense (income), net	(456)	231	(346)	73
	(334)	340	(171)	273

Loss before income taxes and noncontrolling interest	(4,093)	(3,897)	(7,816)	(10,381)
Income tax benefit	(1,201)	(1,608)	(2,253)	(3,817)

Net loss	(2,892)	(2,289)	(5,563)	(6,564)
Less: Net earnings attributable to noncontrolling interest, net of tax	(20)	(12)	(45)	(60)

Net loss attributable to Twin Disc	$(2,912)	$(2,301)	$(5,608)	$(6,624)

Dividends per share	$-	$0.09	$-	$0.18

Loss per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(0.26)	$(0.21)	$(0.50)	$(0.59)
Diluted loss per share attributable to Twin Disc common shareholders	$(0.26)	$(0.21)	$(0.50)	$(0.59)

Weighted average shares outstanding data:
Basic shares outstanding	11,242	11,197	11,231	11,196
Dilutive stock awards	-	-	-	-

Diluted shares outstanding	11,242	11,197	11,231	11,196

Comprehensive loss:
Net loss	$(2,892)	$(2,289)	$(5,563)	$(6,564)
Benefit plan adjustments, net of income taxes of $399, $465, $798 and $891, respectively	750	805	1,422	1,544
Foreign currency translation adjustment	(4,198)	(2,316)	(3,515)	(4,128)
Comprehensive loss	(6,340)	(3,800)	(7,656)	(9,148)
Less: Comprehensive income attributable to noncontrolling interest	(31)	(19)	(112)	(48)

Comprehensive loss attributable to Twin Disc	$(6,371)	$(3,819)	$(7,768)	$(9,196)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
	December 30, 2016	December 25, 2015

Cash flows from operating activities:
Net loss	$(5,563)	$(6,564)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,680	4,423
Restructuring expenses	174	442
Provision for deferred income taxes	(2,580)	(3,866)
Stock compensation expense and other non-cash changes, net	720	720
Net change in operating assets and liabilities	1,130	396

Net cash used by operating activities	(2,439)	(4,449)

Cash flows from investing activities:
Proceeds from sale of business (see Note L)	-	3,500
Proceeds from life insurance policy	-	1,907
Acquisitions of fixed assets	(1,094)	(2,876)
Proceeds from sale of fixed assets	9	80
Other, net	(129)	(271)

Net cash (used) provided by investing activities	(1,214)	2,340

Cash flows from financing activities:
Borrowings under revolving loan agreement	26,948	42,012
Repayments under revolving loan agreement	(27,666)	(38,455)
Proceeds from exercise of stock options	-	12
Dividends paid to shareholders	-	(2,041)
Dividends paid to noncontrolling interest	(109)	(192)
Tax shortfall from stock compensation	(153)	(267)
Payments of withholding taxes on stock compensation	(140)	(190)

Net cash (used) provided by financing activities	(1,120)	879

Effect of exchange rate changes on cash	(509)	(1,075)

Net change in cash	(5,282)	(2,305)

Cash:
Beginning of period	18,273	22,936

End of period	$12,991	$20,631

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

New Accounting Releases

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance (ASU 2017-04) to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the Company’s fiscal 2021), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In October 2016, the FASB issued updated guidance to the Accounting Standards Codification (ASU 2016-16) that changes the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In August 2016, the FASB issued updated guidance (ASU 2016-15) that addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In March 2016, the FASB issued updated guidance (ASU 2016-09), intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In February 2016, the FASB issued guidance (ASU 2016-02) which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018 (the Company’s fiscal 2020), including interim periods within those fiscal years and requires retrospective application. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In July 2015, the FASB issued guidance (ASU 2015-11) intended to simplify the measurement of inventory and to closely align with International Financial Reporting Standards. Current guidance requires inventories to be measured at the lower of cost or market. Under this new guidance, inventories other than those measured under LIFO are to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is to be applied prospectively, and is effective for fiscal years beginning after December 15, 2016 (the Company’s fiscal 2018). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In August 2014, the FASB issued updated guidance (ASU 2014-15) intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The amendments in this guidance are effective for annual periods ending after December 15, 2016 (the Company’s fiscal 2017), and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In May 2014, the FASB issued updated guidance (ASU 2014-09) on revenue from contracts with customers. This revenue recognition guidance supersedes existing U.S. GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies steps to apply in achieving this principle. This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019). The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

B.	Inventories

The major classes of inventories were as follows:

	December 30, 2016	June 30, 2016
Inventories:
Finished parts	$44,398	$45,622
Work in process	7,944	8,020
Raw materials	12,187	12,927
	$64,529	$66,569

C.     Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarter and two quarters ended December 30, 2016 and December 25, 2015:

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Reserve balance, beginning of period	$3,036	$4,220	$3,607	$5,245
Current period expense	61	402	243	99
Payments or credits to customers	(506)	(540)	(1,268)	(1,261)
Translation	(49)	(33)	(40)	(34)
Reserve balance, end of period	$2,542	$4,049	$2,542	$4,049

The current portion of the warranty accrual ($2,063 and $2,888 as of December 30, 2016 and December 25, 2015, respectively) is reflected in accrued liabilities, while the long-term portion ($479 and $1,161 as of December 30, 2016 and December 25, 2015, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Net sales
Manufacturing segment sales	$29,472	$38,518	$59,971	$67,575
Distribution segment sales	14,291	17,544	29,686	38,268
Inter/Intra segment elimination - manufacturing	(8,229)	(9,401)	(16,355)	(17,879)
Inter/Intra segment elimination – distribution	(1,862)	(1,832)	(3,795)	(5,763)
	$33,672	$44,829	$69,507	$82,201
Net loss attributable to Twin Disc
Manufacturing segment net loss	$(1,459)	$(1,317)	$(2,879)	$(4,164)
Distribution segment net earnings	496	95	767	648
Corporate and eliminations	(1,949)	(1,079)	(3,496)	(3,108)
	$(2,912)	$(2,301)	$(5,608)	$(6,624)

	December 30, 2016	June 30, 2016
Assets
Manufacturing segment assets	$211,930	$221,590
Distribution segment assets	47,613	52,719
Corporate assets and elimination of intercompany assets	(57,121)	(60,387)
	$202,422	$213,922

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first half of fiscal 2017 and 2016, the Company granted a target number of 109.6 and 60.5 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2017 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2019. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 164.4. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for these PSAs.

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

There were 181.8 and 86.4 unvested PSAs outstanding at December 30, 2016 and December 25, 2015, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $15 was recognized for the quarter ended December 30, 2016, related to PSAs. Compensation expense of $30 was recognized for the two quarters ended December 30, 2016, related to PSAs. There was no compensation expense for the one and two quarters ended December 25, 2015, related to PSAs. The weighted average grant date fair value of the unvested awards at December 30, 2016 was $13.44. At December 30, 2016, the Company had $2,360 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2017, 2016 and 2015 awards. The total fair value of PSAs vested as of December 30, 2016 and December 25, 2015 was $0.

Performance Stock Unit Awards (“PSU”)

There were no grants of PSUs during the first half of fiscal 2017 and 2016.

There were 11.4 and 29.9 unvested PSUs outstanding at December 30, 2016 and December 25, 2015, respectively. The weighted average grant date fair value of the unvested awards at December 30, 2016 was $30.16. PSUs are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period. The fair-value of the PSUs is expensed over the performance period for the shares that are expected to ultimately vest. There was no compensation expense for the quarters ended December 30, 2016 and December 25, 2015, and, there was no compensation expense for the two quarters ended December 30, 2016 and December 25, 2015, related to PSUs. At December 30, 2016, the Company had $166 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015 awards. The total fair value of PSU awards vested as of December 30, 2016 and December 25, 2015 were $0. The PSU awards are cash based, and would therefore be recorded as a liability on the Company’s consolidated balance sheets. As of December 30, 2016 and June 30, 2016, there were no awards included in liabilities in our consolidated balance sheets due to actual results to date and the low probability of achieving any of the threshold performance levels.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first half of fiscal 2017 and 2016, the Company granted 181.8 and 95.7 service based restricted shares, respectively, to employees and non-employee directors in each year. There were 269.6 and 143.0 unvested shares outstanding at December 30, 2016 and December 25, 2015, respectively. Compensation expense of $370 and $288 was recognized for the quarters ended December 30, 2016 and December 25, 2015, respectively. Compensation expense of $696 and $643 was recognized for the two quarters ended December 30, 2016 and December 25, 2015, respectively. The total fair value of restricted stock grants vested as of December 30, 2016 and December 25, 2015 was $587 and $681, respectively. As of December 30, 2016, the Company had $2,428 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Pension Benefits:
Service cost	$259	$128	$480	$258
Interest cost	1,118	1,225	2,243	2,450
Expected return on plan assets	(1,457)	(1,691)	(2,899)	(3,383)
Amortization of transition obligation	9	8	18	17
Amortization of prior service cost	1	-	2	-
Amortization of actuarial net loss	899	898	1,798	1,806
Net periodic benefit cost	$829	$568	$1,642	$1,148

Postretirement Benefits:
Service cost	$6	$7	$12	$14
Interest cost	122	151	244	302
Amortization of actuarial net loss	182	182	364	364
Net periodic benefit cost	$310	$340	$620	$680

The Company expects to contribute approximately $1,467 to its pension plans in fiscal 2017. As of December 30, 2016, the amount of $352 in contributions has been made.

The Company has reclassified $750 (net of $399 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 30, 2016. The Company has reclassified $805 (net of $465 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 25, 2015. The Company has reclassified $1,422 (net of $798 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 30, 2016. The Company has reclassified $1,544 (net of $891 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 25, 2015. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the two quarters ended December 30, 2016 and 2015, the Company’s effective income tax rate was 28.8% and 36.8%, respectively. As a result of a change in prior year estimates of foreign tax credits and research and development credits, the Company recognized a net expense of $490 which decreased the rate by 4.8%. Continued low global earnings and a similar mix of earnings by jurisdiction during fiscal 2017 had minimal impact to the effective rate.

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

The Company has not provided for additional U.S. income taxes on cumulative earnings of certain consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that these earnings remain permanently invested. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.

The Company has approximately $963 of unrecognized tax benefits, including related interest and penalties, as of December 30, 2016, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended December 30, 2016. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2011 through 2016 for the major operations in Italy, Canada, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2012. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2010 through 2015. The company has been notified of a future U.S. Federal income tax audit for the fiscal year 2015. It is reasonably possible that other audit cycles will be completed during fiscal 2017.

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

For the quarter ended December 30, 2016, the Company performed a review of potential triggering events, such as the continued market softness and operating losses experienced during the quarter, as well as its market capitalization levels, and concluded that these events were not indicative that the fair values of its reporting units had more likely than not declined to below their carrying values at December 30, 2016.

As of December 30, 2016, goodwill is carried in the following reporting units:

Reporting Unit
U.S. Industrial	$2,449
European Industrial	2,550
Total	$4,999

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the quarters ended December 30, 2016 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Net Book Value
Balance at June 30, 2016	$16,392	$(11,272)	$5,120
Translation adjustment	(121)	-	(121)
Balance at December 30, 2016	$16,271	$(11,272)	$4,999

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have definite useful lives and are subject to amortization as of December 30, 2016 and June 30, 2016 were as follows:

	December 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Licensing agreements	$3,015	$(2,595)	$-	$420
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,604	(316)	-	1,288
Other	6,610	(5,315)	(1,194)	101
	$13,357	$(10,271)	$(1,277)	$1,809

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Licensing agreements	$3,015	$(2,565)	$-	$450
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,668	(275)	-	1,393
Other	6,615	(5,301)	(1,194)	120
	$13,426	$(10,186)	$(1,277)	$1,963

The weighted average remaining useful life of the intangible assets included in the table above is approximately 14 years.

Intangible amortization expense was $42 and $37 for the quarters ended December 30, 2016, and December 25, 2015, respectively. Intangible amortization expense was $85 and $74 for the two quarters ended December 30, 2016, and December 25, 2015, respectively. Estimated intangible amortization expense for the remainder of fiscal 2017 and each of the next five fiscal years is as follows:

Fiscal Year
2017	$92
2018	173
2019	162
2020	149
2021	145
2022	139

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 30, 2016 and June 30, 2016 was $197 and $201, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at December 30, 2016 and June 30, 2016 consisted of the following:

	December 30, 2016	June 30, 2016
Revolving loan	$7,760	$8,478
Other	22	23
Subtotal	7,782	8,501
Less: current maturities and short-term borrowings	-	-
Total long-term debt	$7,782	$8,501

The revolving loan agreement as of December 30, 2016 pertains to the revolving loan facility which the Company entered into on April 22, 2016 with Bank of Montreal (the “BMO Agreement”). The BMO Agreement is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, and certain machinery and equipment of its primary manufacturing facility in Racine, Wisconsin, and the personal property of Mill-Log Equipment Co., Inc., a wholly-owned domestic subsidiary of the Company.  The BMO Agreement provides for a borrowing base calculation to determine borrowing capacity.  This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments.  As of December 30, 2016, the Company’s borrowing capacity under the terms of the BMO Agreement was approximately $24,833, and the Company had approximately $16,101 of available borrowings. As of December 30, 2016, the interest rate under this agreement was 2.37%.

The Company’s revolving loan agreement approximates fair value at December 30, 2016 and June 30, 2016. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

The Company from time to time makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315 shares as of December 30, 2016 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarter and two quarters ended December 30, 2016 and December 25, 2015.

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2017 and 2016:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2016	$11,761	$175,662	$(44,143)	$(26,790)	$563	$117,053
Net (loss) income		(5,608)			45	(5,563)
Translation adjustments			(3,581)		66	(3,515)
Benefit plan adjustments, net of tax			1,422			1,422
Cash dividends					(109)	(109)
Compensation expense and tax shortfall	573					573
Shares (acquired) issued, net	(2,725)			2,585		(140)
Balance, December 30, 2016	$9,609	$170,054	$(46,302)	$(24,205)	$565	$109,721

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2015	$12,259	$190,807	$(35,481)	$(28,057)	$639	$140,167
Net (loss) income		(6,624)			60	(6,564)
Translation adjustments			(4,118)		(10)	(4,128)
Benefit plan adjustments, net of tax			1,544			1,544
Cash dividends		(2,041)			(192)	(2,233)
Compensation expense and tax shortfall	376					376
Shares (acquired) issued, net	(1,444)			1,267		(177)
Balance, December 25, 2015	$11,191	$182,142	$(38,055)	$(26,790)	$497	$128,985

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 30, and December 30, 2016, and September 25, and December 25, 2015 are as follows:

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2016	$5,158	$(49,301)
Translation adjustment during the quarter	627	-
Amounts reclassified from accumulated other comprehensive income	-	672
Net current period other comprehensive income	627	672
Balance at September 30, 2016	$5,785	$(48,629)
Translation adjustment during the quarter	(4,208)	-
Amounts reclassified from accumulated other comprehensive income	-	750
Net current period other comprehensive (loss) income	(4,208)	750
Balance at December 30, 2016	$1,577	$(47,879)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2015	$6,740	$(42,221)
Translation adjustment during the quarter	(1,787)	-
Amounts reclassified from accumulated other comprehensive income	-	739
Net current period other comprehensive (loss) income	(1,787)	739
Balance at September 25, 2015	$4,953	$(41,482)
Translation adjustment during the quarter	(2,331)	-
Amounts reclassified from accumulated other comprehensive income	-	805
Net current period other comprehensive (loss) income	(2,331)	805
Balance at December 25, 2015	$2,622	$(40,677)

Reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter and two quarters ended December 30, 2016 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 30, 2016		December 30, 2016
Amortization of benefit plan items
Actuarial losses	$1,139	(a)	$2,200	(a)
Transition asset and prior service benefit	10	(a)	20	(a)
Total before tax benefit	1,149		2,220
Tax benefit	399		798
Total reclassification net of tax	$750		$1,422

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

Reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter and two quarters ended December 25, 2015 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 25, 2015		December 25, 2015
Amortization of benefit plan items
Actuarial losses	$1,262	(a)	$2,418	(a)
Transition asset and prior service benefit	8	(a)	17	(a)
Total before tax benefit	1,270		2,435
Tax benefit	465		891
Total reclassification net of tax	$805		$1,544

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

In response to challenging global market conditions within the Company’s oil and gas, global pleasure craft and commercial marine markets, the Company undertook a series of restructuring actions starting in late fiscal 2015, and continuing into the current fiscal quarter. It primarily reduced its workforce in its U.S., Belgian, and Italian manufacturing operations under a combination of voluntary and involuntary separation programs. The restructuring charges pertained to the elimination of 141 full-time employees in the manufacturing segment since June 2015.

The restructuring expense for the quarter and for the two quarters ended December 30, 2016 were $816 and $1,074, respectively, and for the quarter and two quarters ended December 25, 2015 was $515. Accumulated costs to date under these programs are $5,156.

The Company continues to evaluate restructuring actions as part of its cost reduction efforts and additional charges are expected to be incurred through the end of December 2017.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2016	$801
Additions during the year	1,074
Payments and adjustments	(1,290)
Accrued restructuring liability, December 30, 2016	$585

Other operating expense (income) included in the fiscal 2016 results pertain to the gain on sale of one of the Company’s distribution entities. The gain on sale recorded in the first quarter was subject to a post-closing adjustment of $56 which was recorded in the second quarter, resulting in a net gain of $445. The sale of this business was part of the Company’s initiative to focus its resources on core manufacturing and product development aimed at improving profitability.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of December 30, 2016, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2016 could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)
	Quarter Ended				Two Quarters Ended
	December 30, 2016%		December 25, 2015%		December 30, 2016%		December 25, 2015%
Net sales	$33,672		$44,829		$69,507		$82,201
Cost of goods sold	24,723		33,223		51,385		62,406
Gross profit	8,949	26.6%	11,606	25.9%	18,122	26.1%	19,795	24.1%
Marketing, engineering and administrative expenses	12,560	37.3%	14,592	32.6%	25,035	36.0%	29,833	36.3%
Restructuring of operations	816	2.4%	515	1.1%	1,074	1.5%	515	0.6%
Other operating expense (income)	-	0.0%	56	0.1%	-	0.0%	(445)	-0.5%
Loss from operations	$(4,427)	-13.1%	$(3,557)	-7.9%	$(7,987)	-11.5%	$(10,108)	-12.3%

Comparison of the Second Quarter of FY 2017 with the Second Quarter of FY 2016

Net sales for the second quarter decreased 24.9%, or $11.2 million, to $33.7 million from $44.8 million in the same period a year ago. The decline is primarily the result of softening demand in Asia for the Company’s commercial marine products, an ongoing domestic supplier transition issue delaying shipments, a reduction in global demand for industrial products and a decline in volume related to the Company’s oil and gas products. Demand from customers in Europe also remains weak, while demand in North America for the Company’s industrial and commercial marine products has also declined from prior year levels. Currency translation had a favorable impact on fiscal 2017 sales compared to the prior year totaling $0.2 million primarily due to the strengthening of the Asian currencies against the U.S. dollar.

Sales at our manufacturing segment decreased 23.5%, or $9.0 million, versus the same period last year. In the current fiscal quarter, our U.S. manufacturing operation, the largest, experienced a 27.4%, or $6.5 million, decrease in sales versus the second fiscal quarter of 2016. This decrease is the result of reduced demand for the Company’s oil and gas transmission, a production delay due to supplier transition, weakening Asian demand for the Company’s commercial marine transmissions and a general decline in industrial and aftermarket volume. The Company’s Belgian manufacturing operation also reported a drop in second quarter volume, driven by reduced North American demand for its marine transmissions. The Company’s Italian manufacturing operations continue to be hampered by the softness in the European mega yacht and industrial markets, reporting a 13.1% decrease compared to the second quarter of fiscal 2016. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 36.0% decrease in sales, primarily due to timing of project shipments.

Our distribution segment experienced an 18.5%, or $3.3 million, decrease in sales compared to the second quarter of fiscal 2016. The Company’s Asian distribution operations in Singapore and Japan saw a 45.3% decrease in sales compared to the prior fiscal year’s second quarter. This decline reflects the ongoing challenges in the Asian economy hampering demand for the Company’s commercial marine transmissions in the Asian market. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced relatively flat sales, while the Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a 28.3% increase in sales due to improving pleasure craft volume along with a favorable currency impact.

The elimination for net inter/intra segment sales decreased $1.1 million, reflecting the general decline in volume, accounting for the remainder of the net change in sales versus the same period last year.

Although gross profit dollars decreased by $2.7 million, gross profit as a percentage of sales increased 70 basis points to 26.6% of sales, compared to 25.9% of sales for the same period last year. Along with the favorable impact of a Belgian property tax refund ($0.8 million), the Company was able to partially offset an unfavorable volume impact ($5.2 million) with the positive impact of the cost reduction actions taken over the past several quarters. These actions resulted in a reduction in fixed manufacturing costs of $0.7 million compared to the prior fiscal year second quarter, as well as improved manufacturing efficiencies of nearly $0.9 million. The Company continues to focus on eliminating cost and improving efficiencies through the significant downturn in many of its markets.

For the fiscal 2017 second quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 37.3%, compared to 32.6% for the fiscal 2016 second quarter. ME&A expenses decreased $2.0 million versus the same period last fiscal year. The decrease in ME&A expenses for the quarter relates to the Company’s ongoing focus on cost containment, including the positive impact of the restructuring actions taken over the past several quarters, totaling approximately $1.8 million. These savings, combined with a reduction in corporate development costs ($0.6 million), were partially offset by the consulting fee associated with the Belgian property tax refund ($0.3 million).

The Company incurred nearly $0.8 million in restructuring charges during the second quarter of fiscal 2017, generating expected annualized savings of approximately $1.7 million, primarily associated with cost reduction actions at its domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the current challenging business cycle.

For the quarter ended December 30, 2016, the Company performed a review of potential triggering events, such as the continued market softness and operating losses experienced during the quarter, as well as its market capitalization levels, and concluded that these events were not indicative that the fair values of its reporting units had more likely than not declined to below their carrying values at December 30, 2016.

During the first quarter of fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4.1 million, resulting in a net operating gain of $0.4 million.

Interest expense remains relatively immaterial at approximately $0.1 million for the second quarter of both the current and prior fiscal year. The Company has focused on controlling debt and managing cash flow through this down cycle in many of its markets.

The favorable movement in other expense (income) compared to the prior year is primarily due to transaction gains and losses resulting from currency movements related to the euro and Singapore dollar.

The fiscal 2017 second quarter tax rate was 29.3%, compared to the fiscal 2016 second quarter rate of 41.3%. Both periods were impacted by the exclusion of operating results in a foreign jurisdiction that is subject to a full valuation allowance. Adjusting both periods for these excluded results, the fiscal 2017 second quarter rate would have been 24.6%, compared to 38.8% for the fiscal 2016 second quarter. This decrease was primarily a result of a change in prior year estimates of foreign tax credits and research and development credits.

Comparison of the First Two Quarters of FY 2017 with the First Two Quarters of FY 2016

Net sales for the first two quarters of fiscal 2017 decreased 15.4%, or $12.7 million, to $69.5 million from $82.2 million in the same period a year ago. Currency translation had a favorable impact on fiscal 2017 sales compared to the prior year totaling $0.7 million due to the strengthening of the Asian currencies against the U.S. dollar. The significant volume decline reflects softening across most market segments, led by continued softening demand in Asia for the Company’s commercial marine products, along with reduced demand for the Company’s oil and gas related products in both North America and Asia. Demand from customers in Europe remains weak, while overall demand in North America for the Company’s commercial marine and industrial products has also declined from prior year levels. The sales decline was seen most heavily in Asia, driven by the reduced demand for commercial marine products, as the percentage of sales to this region fell to 18% of total consolidated net sales in the first two quarters of fiscal 2017 compared to nearly 21% for the same period in fiscal 2016.

Sales at our manufacturing segment were down 11.3%, or $7.6 million, versus the same period last year. In the current fiscal year’s first two quarters, our U.S. manufacturing operation, the largest, experienced a 6.1% decrease in sales versus the first two quarters of 2016. This decrease reflects a softening in demand for its industrial and marine products, along with the impact of a supplier transition issue impacting the timing of shipment for certain military transmission orders. The Company’s Belgian manufacturing operation experienced a volume decline of 32.9%, on continued challenges in the European market and reduced North American demand for its marine transmission. The Company’s Italian manufacturing operations, which continue to be hampered by the softness in the European mega yacht and industrial markets, experienced a 5.9% decrease in sales compared to the prior fiscal year’s first two quarters. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 12.0% decrease in sales, on softening demand for commercial and patrol craft applications.

Our distribution segment experienced a 22.4%, or $8.6 million, decrease in sales compared to the first two quarters of fiscal 2016. The Company’s Asian distribution operations in Singapore and Japan saw a 39.2% decrease in sales compared to the prior fiscal year’s first half. This significant decrease is primarily due to a decline in commercial marine transmissions for the Asian market. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 6.9% on a general decline across the product offering. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales of nearly 10% from the prior fiscal year’s first two quarters, after adjusting for a favorable currency impact (5.0%). This constant-currency increase was driven by improved shipments in the Australian pleasure craft market compared to the prior year.

The elimination for net inter/intra segment sales decreased $3.5 million, reflecting the general decline in activity, accounting for the remainder of the net change in sales versus the same period last year.

Although gross profit dollars decreased by $1.7 million, gross profit as a percentage of sales increased 200 basis points to 26.1% of sales, compared to 24.1% of sales for the same period last year. Gross profit for fiscal 2017’s first two quarters was unfavorably impacted by the reduced volume ($6.0 million) and a less profitable product mix (approximately $0.4 million) driven by lower sales of the Company’s oil and gas transmission products. These unfavorable items were partially offset by aggressive actions to reduce fixed manufacturing costs ($1.8 million), improved operating efficiencies resulting from a series of restructuring initiatives ($1.6 million), favorable movement in the elimination of intercompany profit in inventory ($0.3 million), and a Belgian property tax refund recorded in the second quarter of fiscal 2017 ($0.8 million).

For the fiscal 2017 first two quarters, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 36.0%, compared to 36.3% for the fiscal 2016 comparable period. ME&A expenses decreased $4.8 million or 16.1% versus the same period last fiscal year. The decrease in ME&A expenses for the first two quarters reflects the Company’s ongoing focus on cost containment, including the positive impact of the restructuring actions taken over the past several quarters, totaling approximately $3.6 million. These savings, combined with a reduction in corporate development costs ($1.1 million), reduced pension expense ($0.3 million) and the impact of the sale of Twin Disc Southeast in the prior year ($0.5 million), were partially offset by the consulting fee associated with the Belgian property tax refund ($0.3 million).

The Company incurred nearly $1.1 million in restructuring charges during the first half of fiscal 2017, generating expected annualized savings of approximately $2.1 million, primarily associated with cost reduction actions at its domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the current challenging business cycle.

For the quarter ended December 30, 2016, the Company performed a review of potential triggering events, such as the continued market softness and operating losses experienced during the quarter, as well as its market capitalization levels, and concluded that these events were not indicative that the fair values of its reporting units had more likely than not declined to below their carrying values at December 30, 2016.

During the first quarter of fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4.1 million, resulting in a net operating gain of $0.4 million.

Interest expense remains relatively immaterial at approximately $0.2 million for the first half of both the current and prior fiscal year. The Company has focused on controlling debt and managing cash flow through this down cycle in many of its markets.

The favorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro and Singapore dollar.

The fiscal 2017 first half tax rate was 28.8%, compared to the fiscal 2016 first half rate of 36.8%. The decrease in the fiscal 2017 effective tax rate was primarily a result of a change in prior year estimates of foreign tax credits and research and development credits.

Financial Condition, Liquidity and Capital Resources

Comparison between December 30, 2016 and June 30, 2016

As of December 30, 2016, the Company had net working capital of $80.5 million, which represents a decrease of $8.4 million, or 9.5%, from the net working capital of $88.9 million as of June 30, 2016.

Cash decreased $5.3 million to $13.0 million as of December 30, 2016, versus $18.3 million as of June 30, 2016. The reduction reflects the Company’s cash repatriation efforts over the past few quarters. The repatriated cash was used for debt reduction and operating requirements. The majority of the cash as of December 30, 2016 is at the Company’s overseas operations in Europe ($6.0 million) and Asia-Pacific ($5.9 million).

Trade receivables of $22.7 million were down $2.6 million, or approximately 10.4%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.6 million versus June 30, 2016. The net remaining decrease is driven by the reduction in sales volume, along with the collection of certain past due balances, in the fiscal 2017 second quarter.

Inventories decreased by $2.0 million, or 3.1%, versus June 30, 2016 to $64.5 million. The impact of foreign currency translation was to decrease inventories by $2.2 million versus June 30, 2016. The Company will continue to search for opportunities to reduce inventory in fiscal 2017 following a very successful effort in fiscal 2016 ($13.7 million or 17%). An ongoing supplier transition issue has hampered inventory performance somewhat during the first half of fiscal 2017, but resolution is expected in the second half of the fiscal year. On a consolidated basis, as of December 30, 2016, the Company’s backlog of orders to be shipped over the next six months approximates $38.0 million, compared to $35.7 million at June 30, 2016 and $34.6 million at December 25, 2015. The increase versus the end of the prior fiscal year is being experienced at the Company’s U.S. manufacturing location, partially due to initial orders for oil and gas transmissions. As a percentage of six month backlog, inventory has decreased from 186% at June 30, 2016 to 170% at December 30, 2016.

Net property, plant and equipment (PP&E) decreased $3.1 million versus June 30, 2016. This includes the addition of $1.1 million in capital expenditures, primarily at the Company’s U.S. and Belgian-based manufacturing operations, which was more than offset by depreciation of $3.7 million. The net remaining decrease is due to foreign currency translation effects. In total, the Company expects to invest between $3 and $5 million in capital assets in fiscal 2017. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes, investments in new product development and improving efficiencies at its facilities around the world.

Accounts payable as of December 30, 2016 of $13.9 million were down $0.9 million, or 5.8%, from June 30, 2016. The impact of foreign currency translation was to decrease accounts payable by $0.2 million versus June 30, 2016. The remaining decrease is consistent with the reduced purchasing activity level over the first half of fiscal 2017.

Total borrowings and long-term debt as of December 30, 2016 decreased by $0.7 million, or roughly 8%, to $7.8 million versus June 30, 2016. Cash needs were driven primarily by working capital requirements. During the first two quarters, the Company incurred negative operating cash flow of ($2.4) million and ended the quarter with total debt, net of cash, of ($5.2) million, compared to ($9.8) million at June 30, 2016, for an unfavorable net change of $4.6 million.

Total equity decreased $7.3 million, or 6.3%, to $109.7 million as of December 30, 2016. Retained earnings decreased by $5.6 million, reflecting the net loss for the first half of fiscal 2017. Net unfavorable foreign currency translation of $3.5 million was reported. The net remaining increase in equity of $1.8 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On April 22, 2016, the Company entered into a revolving Credit Agreement (the “BMO Agreement”) with Bank of Montreal (“BMO”). This agreement permits the Company to enter into loans up to $40 million. This maximum may be increased under the BMO Agreement by an additional $10 million so long as there exists no default and certain other conditions specified in the BMO Agreement are satisfied.

In general, each revolving loan under the BMO Agreement will bear interest at a Eurodollar Rate, as defined. This rate as of December 30, 2016 was 2.37%. In addition to monthly interest payments, the Company will be responsible for paying a quarterly unused fee equal to 0.15% of the average daily unused portion of the revolving credit commitment. The Company may prepay loans subject to certain limitations. Borrowings under the BMO Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company has entered into a security agreement, IP security agreement and pledge agreement with BMO, and Mill-Log has entered into a guaranty agreement, guarantor security agreement and pledge agreement with BMO, which collectively grant BMO a security interest in these assets and holdings as administrative agent for itself and other lenders that may enter into the BMO Agreement. The Company has also entered into a negative pledge agreement with BMO, pursuant to which it has agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the BMO Agreement and the negative pledge agreement. Within thirty days upon the occurrence of an event of default (as defined) that is not cured within the prescribed cure period, or if availability under the BMO Agreement is less than the greater of 15% of the aggregate revolving credit commitments and $6.0 million, the Company and Mill-Log will execute and deliver mortgages to BMO on all real estate owned by them at such time to further secure borrowings under the BMO Agreement.

The Company’s balance sheet remains very strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for near-term needs. The Company had approximately $16.1 million of available borrowings under the BMO Agreement as of December 30, 2016. The Company expects to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of December 30, 2016, the Company also had cash of $13.0 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2017, the Company expects to contribute $1.5 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $8.4 million, or 9.5%, during the first half of fiscal 2017, and the current ratio declined slightly to 3.4 at December 30, 2016 compared to 3.5 at June 30, 2016. The decrease in net working capital was primarily the result of volume-driven reductions to accounts receivable and inventory, along with improved receivable collection results.

The Company expects capital expenditures to be approximately $3 million - $5 million in fiscal 2017. These anticipated expenditures reflect the Company’s plans to continue to conserve capital while investing in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

As of December 30, 2016, the Company has obligations under non-cancelable operating lease contracts and loan agreements for certain future payments.

The Company has approximately $1.0 million of unrecognized tax benefits, including related interest and penalties, as of December 30, 2016, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. As previously mentioned, the Company estimates that fiscal 2017 contributions to all defined benefit plans will total $1.5 million. As of December 30, 2016, $0.4 million in contributions have been made.

New Accounting Releases

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance (ASU 2017-04) to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the Company’s fiscal 2021), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In October 2016, the FASB issued updated guidance to the Accounting Standards Codification (ASU 2016-16) that changes the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In August 2016, the FASB issued updated guidance (ASU 2016-15) that addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In March 2016, the FASB issued updated guidance (ASU 2016-09), intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In February 2016, the FASB issued guidance (ASU 2016-02) which replaces the existing guidance for leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018 (the Company’s fiscal 2020), including interim periods within those fiscal years and requires retrospective application. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In July 2015, the FASB issued guidance (ASU 2015-11) intended to simplify the measurement of inventory and to closely align with International Financial Reporting Standards. Current guidance requires inventories to be measured at the lower of cost or market. Under this new guidance, inventories other than those measured under LIFO are to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is to be applied prospectively, and is effective for fiscal years beginning after December 15, 2016 (the Company’s fiscal 2018). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In August 2014, the FASB issued updated guidance (ASU 2014-15) intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The amendments in this guidance are effective for annual periods ending after December 15, 2016 (the Company’s fiscal 2017), and for annual periods and interim periods thereafter. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

In May 2014, the FASB issued updated guidance (ASU 2014-09) on revenue from contracts with customers. This revenue recognition guidance supersedes existing U.S. GAAP guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies steps to apply in achieving this principle. This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019). The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar Rate. In accordance with BMO Agreement expiring April 22, 2021, the Company has the option of borrowing at a Eurodollar Rate plus an additional “Add-On” of 1.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 30, 2016 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $18,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 29% of the Company’s revenues in the two quarters ended December 30, 2016 were denominated in currencies other than the U.S. dollar. Of that total, approximately 57% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2017 and 2016 was the euro. At December 30, 2016, the Company had one outstanding forward exchange contract to purchase U.S. dollars in the notional value of $350,000 with a maturity of 32 days. The fair value of the Company’s contract was a gain of $8,000 at December 30, 2016. The Company had no outstanding forward exchange contracts at June 30, 2016.

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

(b)     Changes in Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). During the most recent fiscal quarter, no changes were made which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no securities of the Company sold by the Company during the quarter ended December 30, 2016, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of December 30, 2016, 315,000 may yet be purchased under these authorizations.  The Company did not purchase any shares of its common stock during the quarter ended December 30, 2016.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 7, 2017	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer