Form 10-Q
period 2017-03-31
TWIN DISC INC
filed 2017-05-10
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

Large Accelerated Filer	Accelerated Filer √
Non-accelerated filer (Do not check if a smaller reporting company)
Smaller reporting company __	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes                No  √

At May 1, 2017, the registrant had 11,519,133 shares of its common stock outstanding.

Part I.                        FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 31, 2017	June 30, 2016

ASSETS
Current assets:
Cash	$14,940	$18,273
Trade accounts receivable, net	26,915	25,363
Inventories	66,856	66,569
Prepaid expenses	7,987	7,353
Other	8,123	7,477
Total current assets	124,821	125,035

Property, plant and equipment, net	47,679	51,665
Deferred income taxes	28,446	25,870
Goodwill, net	2,442	5,120
Intangible assets, net	1,963	2,164
Other assets	4,385	4,068

Total assets	$209,736	$213,922

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,747	$14,716
Accrued liabilities	20,785	21,415
Total current liabilities	40,532	36,131

Long-term debt	8,977	8,501
Accrued retirement benefits	47,393	48,705
Deferred income taxes	765	827
Other long-term liabilities	1,903	2,705

Total liabilities	99,570	96,869

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	10,040	11,761
Retained earnings	168,206	175,662
Accumulated other comprehensive loss	(44,478)	(44,143)
	133,768	143,280
Less treasury stock, at cost (1,580,335 and 1,749,294 shares, respectively)	24,205	26,790

Total Twin Disc shareholders' equity	109,563	116,490

Noncontrolling interest	603	563

Total equity	110,166	117,053

Total liabilities and equity	$209,736	$213,922

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016

Net sales	$45,084	$41,434	$114,591	$123,635
Cost of goods sold	31,790	31,816	83,175	94,222
Gross profit	13,294	9,618	31,416	29,413

Marketing, engineering and administrative expenses	13,737	14,072	38,772	43,905
Restructuring expenses	293	272	1,367	787
Goodwill and other impairment charge	2,637	-	2,637	-
Other operating (income)	-	-	-	(445)
Loss from operations	(3,373)	(4,726)	(11,360)	(14,834)

Interest expense	61	156	236	356
Other (income) expense, net	(67)	187	(414)	260
	(6)	343	(178)	616

Loss before income taxes and noncontrolling interest	(3,367)	(5,069)	(11,182)	(15,450)
Income tax benefit	(1,639)	(4,138)	(3,892)	(7,955)

Net loss	(1,728)	(931)	(7,290)	(7,495)
Less: Net earnings attributable to noncontrolling interest, net of tax	(121)	(32)	(166)	(91)

Net loss attributable to Twin Disc	$(1,849)	$(963)	$(7,456)	$(7,586)

Dividends per share	$-	$-	$-	$0.18

Loss per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(0.16)	$(0.09)	$(0.66)	$(0.68)
Diluted loss per share attributable to Twin Disc common shareholders	$(0.16)	$(0.09)	$(0.66)	$(0.68)

Weighted average shares outstanding data:
Basic shares outstanding	11,250	11,207	11,236	11,201
Dilutive stock awards	-	-	-	-

Diluted shares outstanding	11,250	11,207	11,236	11,201

Comprehensive income (loss):
Net loss	$(1,728)	$(931)	$(7,290)	$(7,495)
Benefit plan adjustments, net of income taxes of $398, $243, $1,196 and $1,134, respectively	682	671	2,104	2,215
Foreign currency translation adjustment	1,059	1,941	(2,456)	(2,189)
Comprehensive income (loss)	13	1,681	(7,642)	(7,469)
Less: Comprehensive income attributable to noncontrolling interest	(38)	(33)	(149)	(81)

Comprehensive (loss) income attributable to Twin Disc	$(25)	$1,648	$(7,791)	$(7,550)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 31, 2017	March 25, 2016

Cash flows from operating activities:
Net loss	$(7,290)	$(7,495)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,368	6,636
Restructuring expenses	129	276
Impairment charge	2,637	-
Provision for deferred income taxes	(3,640)	(9,180)
Stock compensation expense and other non-cash changes, net	1,163	1,049
Net change in operating assets and liabilities	791	3,379

Net cash used by operating activities	(842)	(5,335)

Cash flows from investing activities:
Proceeds from sale of business	-	3,500
Proceeds from life insurance policy	-	2,002
Acquisitions of fixed assets	(1,869)	(3,554)
Proceeds from sale of fixed assets	11	93
Other, net	(129)	(270)

Net cash (used) provided by investing activities	(1,987)	1,771

Cash flows from financing activities:
Borrowings under revolving loan agreement	38,793	60,187
Repayments under revolving loan agreement	(38,316)	(62,191)
Proceeds from exercise of stock options	-	12
Dividends paid to shareholders	-	(2,041)
Dividends paid to noncontrolling interest	(109)	(192)
Tax shortfall from stock compensation	-	(267)
Payments of withholding taxes on stock compensation	(140)	(190)

Net cash provided (used) by financing activities	228	(4,682)

Effect of exchange rate changes on cash	(732)	(1,290)

Net change in cash	(3,333)	(9,536)

Cash:
Beginning of period	18,273	22,936

End of period	$14,940	$13,400

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

New Accounting Releases

In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance (ASU 2017-07) intended to improve the presentation of net periodic pension cost and net periodic postretirement cost. This guidance requires that an employer report the service costs component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. The amendments in this guidance are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, (the Company’s fiscal 2019), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

In January 2017, the FASB issued guidance (ASU 2017-04) to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (the Company’s fiscal 2021), with early adoption permitted. The Company has decided to early adopt this guidance during the third quarter of fiscal 2017 and applied the new guidance in performing its goodwill impairment test. See Note I, “Goodwill and Other Intangibles” for further details.

In October 2016, the FASB issued updated guidance (ASU 2016-16) that changes the recognition of income tax consequences of an intra-entity transfer of an asset other than inventory. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

In March 2016, the FASB issued updated guidance (ASU 2016-09) intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 (the Company’s fiscal 2018), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

In July 2015, the FASB issued guidance (ASU 2015-11) intended to simplify the measurement of inventory and to closely align with International Financial Reporting Standards. Current guidance requires inventories to be measured at the lower of cost or market. Under this new guidance, inventories other than those measured under last in first out (“LIFO”) are to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This guidance is to be applied prospectively, and is effective for fiscal years beginning after December 15, 2016 (the Company’s fiscal 2018). The adoption of this guidance is not expected to have a material impact on the Company’s financial statements and disclosures.

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

In May 2014, the FASB issued updated guidance (ASU 2014-09) on revenue from contracts with customers. This revenue recognition guidance supersedes existing guidance, including most industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies steps to apply in achieving this principle. This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s fiscal 2019). The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

B.	Inventories

The major classes of inventories were as follows:

	March 31, 2017	June 30, 2016
Inventories:
Finished parts	$45,854	$45,622
Work in process	9,339	8,020
Raw materials	11,663	12,927
	$66,856	$66,569

C.     Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarter and three quarters ended March 31, 2017 and March 25, 2016:

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Reserve balance, beginning of period	$2,542	$4,049	$3,607	$5,245
Current period expense and adjustments	(189)	153	54	252
Payments or credits to customers	(456)	(386)	(1,724)	(1,648)
Translation	5	26	(35)	(7)
Reserve balance, end of period	$1,902	$3,842	$1,902	$3,842

The current portion of the warranty accrual ($1,507 and $2,754 as of March 31, 2017 and March 25, 2016, respectively) is reflected in accrued liabilities, while the long-term portion ($395 and $1,088 as of March 31, 2017 and March 25, 2016, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Net sales
Manufacturing segment sales	$39,793	$35,860	$99,764	$103,435
Distribution segment sales	17,596	18,572	47,282	56,840
Inter/Intra segment elimination – manufacturing	(9,427)	(10,155)	(25,782)	(28,034)
Inter/Intra segment elimination – distribution	(2,878)	(2,843)	(6,673)	(8,606)
	$45,084	$41,434	$114,591	$123,635
Net loss attributable to Twin Disc
Manufacturing segment net loss	$(213)	$(758)	$(3,092)	$(4,922)
Distribution segment net earnings	679	(329)	1,446	319
Corporate and eliminations	(2,315)	124	(5,810)	(2,983)
	$(1,849)	$(963)	$(7,456)	$(7,586)

Assets	March 31, 2017	June 30, 2016
Manufacturing segment assets	$217,379	$221,590
Distribution segment assets	51,022	52,719
Corporate assets and elimination of intercompany assets	(58,665)	(60,387)
	$209,736	$213,922

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first nine months of fiscal 2017 and 2016, the Company granted a target number of 109.6 and 60.5 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2017 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2019. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 164.4. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for these PSAs.

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

There were 181.8 and 86.4 unvested PSAs outstanding at March 31, 2017 and March 25, 2016, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $15 was recognized for the quarter ended March 31, 2017, related to PSAs. Compensation expense of $45 was recognized for the three quarters ended March 31, 2017, related to PSAs. Compensation expense of $40 was recognized for the one and three quarters ended March 25, 2016, related to PSAs. The weighted average grant date fair value of the unvested awards at March 31, 2017 was $13.44. At March 31, 2017, the Company had $2,345 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2017, 2016 and 2015 awards. The total fair value of PSAs vested as of March 31, 2017 and March 25, 2016 was $0.

Performance Stock Unit Awards (“PSU”)

There were no grants of PSUs during the first nine months of fiscal 2017 and 2016.

There were 11.4 and 29.9 unvested PSUs outstanding at March 31, 2017 and March 25, 2016, respectively. The weighted average grant date fair value per share of the unvested awards at March 31, 2017 was $30.16. PSUs are remeasured at fair-value based upon the Company’s stock price at the end of each reporting period. The fair-value of the PSUs is expensed over the performance period for the shares that are expected to ultimately vest. There was no compensation expense for the quarters ended March 31, 2017 and March 25, 2016, and, there was no compensation expense for the three quarters ended March 31, 2017 and March 25, 2016, related to PSUs. At March 31, 2017, the Company had $226 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2015 awards. The total fair value of PSU awards vested as of March 31, 2017 and March 25, 2016 were $0. The PSU awards are cash based, and would therefore be recorded as a liability on the Company’s consolidated balance sheets. As of March 31, 2017 and June 30, 2016, there were no awards included in liabilities in our consolidated balance sheets due to actual results to date and the low probability of achieving any of the threshold performance levels.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first nine months of fiscal 2017 and 2016, the Company granted 181.8 and 95.7 service based restricted shares, respectively, to employees and non-employee directors in each year. There were 269.6 and 143.0 unvested shares outstanding at March 31, 2017 and March 25, 2016, respectively. Compensation expense of $430 and $299 was recognized for the quarters ended March 31, 2017 and March 25, 2016, respectively. Compensation expense of $1,126 and $942 was recognized for the three quarters ended March 31, 2017 and March 25, 2016, respectively. The total fair value of restricted stock grants vested as of March 31, 2017 and March 25, 2016 was $587 and $681, respectively. As of March 31, 2017, the Company had $1,999 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Pension Benefits:
Service cost	$238	$128	$718	$386
Interest cost	1,130	1,225	3,373	3,675
Expected return on plan assets	(1,537)	(1,691)	(4,436)	(5,074)
Amortization of transition obligation	8	8	26	25
Amortization of prior service cost	1	-	3	-
Amortization of actuarial net loss	900	897	2,698	2,703
Net periodic benefit cost	$740	$567	$2,382	$1,715

Postretirement Benefits:
Service cost	$6	$7	$19	$21
Interest cost	123	151	367	453
Amortization of actuarial net loss	181	182	545	546
Net periodic benefit cost	$310	$340	$931	$1,020

The Company expects to contribute approximately $1,467 to its pension plans in fiscal 2017. As of March 31, 2017, the amount of $1,165 in contributions has been made.

The Company has reclassified $682 (net of $398 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 31, 2017, and $671 (net of $243 in taxes) during the quarter ended March 25, 2016. The Company has reclassified $2,104 (net of $1,196 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 31, 2017, and $2,215 (net of $1,134 in taxes) during the three quarters ended March 25, 2016. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the three quarters ended March 31, 2017 and March 25, 2016, the Company’s effective income tax rate was 34.8% and 51.5%, respectively. Foreign cash repatriation in fiscal 2016 resulted in the recognition of $2,400 of foreign tax benefits. The net benefits when calculated with regards to the consolidated net loss position increased the prior year tax rate by 12.7%. A foreign entity with a history of losses and a full valuation allowance, but which had forecasted income in fiscal 2016, was included in the fiscal 2016 consolidated income tax calculation, as per interim reporting rules. In fiscal 2017 this entity forecasted a loss and, therefore, was not included in the calculation. This resulted in a reduction of the current year rate by 3.4%. The Company recognized a goodwill impairment in fiscal 2017, which decreased the effective tax rate by 2.5%. The mix of earnings by jurisdiction during fiscal 2017 resulted in higher overall applied tax benefit of $100 which resulted in an increase in the effective tax rate of 1.3%.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Due to recent operating income in a certain foreign jurisdiction with a history of generating losses, the Company has evaluated the realizability of the net deferred tax assets related to this jurisdiction. This evaluation concluded that based primarily upon recent losses in this jurisdiction and failure to achieve targeted levels of improvement, a full valuation allowance continues to be necessary. However, it is reasonably possible that this entity may begin to achieve targeted levels of improvement in future periods and a full valuation allowance may possibly not continue to be necessary.

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

The Company has approximately $987 of unrecognized tax benefits, including related interest and penalties, as of March 31, 2017, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended March 31, 2017.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States.  In general, the tax years that remain subject to examination are 2011 through 2016 for the major operations in Italy, Canada, Belgium, and Japan.  The tax years open to examination in the U.S. are for years subsequent to fiscal 2012. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2010 through 2015. During the quarter the Company began a US Federal Income tax audit for the fiscal year 2015 and a Swiss Income tax audit for the period 2012 through 2016. It is reasonably possible that other audit cycles will be completed during fiscal 2017.

I.     Goodwill and Other Intangibles

The Company reviews goodwill for impairment on a reporting unit basis annually as of the end of the fiscal year, and whenever events or circumstances (“triggering events”) indicate that the carrying value of goodwill may not be recoverable. The Company monitors for interim triggering events on an ongoing basis. Such triggering events include unfavorable operating results and macroeconomic trends, as well as a market capitalization of the Company below its book value.

Goodwill was reviewed for the following reporting units:

European Industrial

US Industrial

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

For the quarter ended March 31, 2017, the Company performed a review of potential triggering events, and concluded there were no triggering events that indicated that the fair value of its European Industrial reporting unit had declined to below its carrying value at March 31, 2017. However, as the review pertained to its US Industrial reporting unit, the Company concluded that events have occurred during the quarter that were indicative that the fair value of the US Industrial reporting unit had more likely than not declined to below its carrying value at March 31, 2017. Such events included the decline in the industry outlook, as well as the underperformance of this reporting unit relative to its forecasted sales and prior period performance.

In accordance with ASC 350 (as updated by ASU 2017-05, which the Company early-adopted), the Company performed an impairment test using current assumptions, including updated forecasted cash flows and a company specific discount rate of 13.1%, for the US Industrial reporting unit and concluded that it required an impairment charge of $2,550 to fully write off its remaining goodwill balance.

As of March 31, 2017, goodwill of $2,442 pertains solely to the European Industrial reporting unit. The Company will perform its annual impairment test for this reporting unit on June 30, 2017.

The changes in the carrying amount of goodwill, all of which is allocated to the manufacturing segment, for the three quarters ended March 31, 2017 were as follows:

	Gross Carrying Amount	Accumulated Impairment	Net Book Value
Balance at June 30, 2016	$16,392	$(11,272)	$5,120
Impairment	-	(2,550)	(2,550)
Translation adjustment	(128)	-	(128)
Balance at March 31, 2017	$16,264	$(13,822)	$2,442

The gross carrying amount and accumulated amortization of the Company’s intangible assets that have definite useful lives and are subject to amortization as of March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Licensing agreements	$3,015	$(2,610)	$-	$405
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,601	(336)	-	1,265
Other	6,610	(5,322)	(1,194)	94
	$13,354	$(10,313)	$(1,277)	$1,764

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Licensing agreements	$3,015	$(2,565)	$-	$450
Non-compete agreements	2,128	(2,045)	(83)	-
Trade name	1,668	(275)	-	1,393
Other	6,615	(5,301)	(1,194)	120
	$13,426	$(10,186)	$(1,277)	$1,963

The weighted average remaining useful life of the intangible assets included in the table above is approximately 13 years.

Intangible amortization expense was $41 and $40 for the quarters ended March 31, 2017, and March 25, 2016, respectively. Intangible amortization expense was $126 and $114 for the three quarters ended March 31, 2017, and March 25, 2016, respectively. Estimated intangible amortization expense for the remainder of fiscal 2017 and each of the next five fiscal years is as follows:

Fiscal Year
2017	$51
2018	173
2019	162
2020	149
2021	145
2022	138

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 31, 2017 and June 30, 2016 was $199 and $201, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at March 31, 2017 and June 30, 2016 consisted of the following:

	March 31, 2017	June 30, 2016
Revolving loan	$8,955	$8,478
Other	22	23
Subtotal	8,977	8,501
Less: current maturities and short-term borrowings	-	-
Total long-term debt	$8,977	$8,501

The revolving loan agreement as of March 31, 2017 pertains to the revolving loan facility which the Company entered into on April 22, 2016 with Bank of Montreal (the “BMO Agreement”). The BMO Agreement is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, and certain machinery and equipment of its primary manufacturing facility in Racine, Wisconsin, and the personal property of Mill-Log Equipment Co., Inc., a wholly-owned domestic subsidiary of the Company.  The BMO Agreement provides for a borrowing base calculation to determine borrowing capacity.  This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments.  As of March 31, 2017, the Company’s borrowing capacity under the terms of the BMO Agreement was approximately $25,635, and the Company had approximately $15,738 of available borrowings. As of March 31, 2017, the interest rate under this agreement was 2.53%.

The Company’s revolving loan agreement approximates fair value at March 31, 2017 and June 30, 2016. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

The Company from time to time makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315 shares as of March 31, 2017 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters and three quarters ended March 31, 2017 and March 25, 2016.

The following is a reconciliation of the Company’s equity balances for the first three fiscal quarters of 2017 and 2016:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2016	$11,761	$175,662	$(44,143)	$(26,790)	$563	$117,053
Net (loss) income		(7,456)			166	(7,290)
Translation adjustments			(2,439)		(17)	(2,456)
Benefit plan adjustments, net of tax			2,104			2,104
Cash dividends					(109)	(109)
Compensation expense and tax shortfall	1,004					1,004
Shares (acquired) issued, net	(2,725)			2,585		(140)
Balance, March 31, 2017	$10,040	$168,206	$(44,478)	$(24,205)	$603	$110,166

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2015	$12,259	$190,807	$(35,481)	$(28,057)	$639	$140,167
Net (loss) income		(7,586)			91	(7,495)
Translation adjustments			(2,179)		(10)	(2,189)
Benefit plan adjustments, net of tax			2,215			2,215
Cash dividends		(2,041)			(192)	(2,233)
Compensation expense and tax shortfall	715					715
Shares (acquired) issued, net	(1,444)			1,267		(177)
Balance, March 25, 2016	$11,530	$181,180	$(35,445)	$(26,790)	$528	$131,003

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 30, 2016, December 30, 2016, and March 31, 2017, and September 25, 2015, December 25, 2015, and March 25, 2016 are as follows:

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2016	$5,158	$(49,301)
Translation adjustment during the quarter	627	-
Amounts reclassified from accumulated other comprehensive income	-	672
Net current period other comprehensive income	627	672
Balance at September 30, 2016	$5,785	$(48,629)
Translation adjustment during the quarter	(4,208)	-
Amounts reclassified from accumulated other comprehensive income	-	750
Net current period other comprehensive (loss) income	(4,208)	750
Balance at December 30, 2016	$1,577	$(47,879)
Translation adjustment during the quarter	1,142	-
Amounts reclassified from accumulated other comprehensive income	-	682
Net current period other comprehensive income	1,142	682
Balance at March 31, 2017	$2,719	$(47,197)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2015	$6,740	$(42,221)
Translation adjustment during the quarter	(1,787)	-
Amounts reclassified from accumulated other comprehensive income	-	739
Net current period other comprehensive (loss) income	(1,787)	739
Balance at September 25, 2015	$4,953	$(41,482)
Translation adjustment during the quarter	(2,331)	-
Amounts reclassified from accumulated other comprehensive income	-	805
Net current period other comprehensive (loss) income	(2,331)	805
Balance at December 25, 2015	$2,622	$(40,677)
Translation adjustment during the quarter	1,939	-
Amounts reclassified from accumulated other comprehensive income	-	671
Net current period other comprehensive income	1,939	671
Balance at March 25, 2016	$4,561	$(40,006)

Reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter and three quarters ended March 31, 2017 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 31, 2017		March 31, 2017
Amortization of benefit plan items
Actuarial losses	$1,071	(a)	$3,271	(a)
Transition asset and prior service benefit	9	(a)	29	(a)
Total before tax benefit	1,080		3,300
Tax benefit	398		1,196
Total reclassification net of tax	$682		$2,104

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

Reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter and three quarters ended March 25, 2016 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 25, 2016		March 25, 2016
Amortization of benefit plan items
Actuarial losses	$906	(a)	$3,324	(a)
Transition asset and prior service benefit	8	(a)	25	(a)
Total before tax benefit	914		3,349
Tax benefit	243		1,134
Total reclassification net of tax	$671		$2,215

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

In response to challenging global market conditions within the Company’s oil and gas, global pleasure craft and commercial marine markets, the Company undertook a series of restructuring actions starting in late fiscal 2015, and continuing into the current fiscal quarter.

In March 2017, the Company formally commenced the exit from its India manufacturing operations by announcing the closure of its India factory. Exit activities include the involuntary termination of its factory employees, termination of leased facilities, and sale and/or disposal of certain plant equipment. As a result of these activities, an asset impairment charge of $87 is included in the statement of operations.

During the quarter, restructuring activities initiated in prior quarters continued. Such activities primarily involved the reduction of its workforce in its U.S., Belgian, and Italian manufacturing operations under a combination of voluntary and involuntary separation programs. These actions resulted in the elimination of 156 full-time employees in the manufacturing segment since June 2015.

The restructuring expense for the quarter and for the three quarters ended March 31, 2017 were $293 and $1,367, respectively, and for the quarter and three quarters ended March 25, 2016 were $272 and $787, respectively. Accumulated costs to date under these programs are $5,451.

The Company continues to evaluate restructuring actions as part of its cost reduction efforts and additional charges are expected to be incurred through the end of December 2017.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2016	$801
Additions during the year	1,367
Payments and adjustments	(1,629)
Accrued restructuring liability, March 31, 2017	$539

Other operating income included in the fiscal 2016 results pertain to the gain on sale of one of the Company’s distribution entities. The sale of this business was part of the Company’s initiative to focus its resources on core manufacturing and product development aimed at improving profitability.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of March 31, 2017, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 31, 2017%		March 25, 2016%		March 31, 2017%		March 25, 2016%
Net sales	$45,084		$41,434		$114,591		$123,635
Cost of goods sold	31,790		31,816		83,175		94,222
Gross profit	13,294	29.5%	9,618	23.2%	31,416	27.4%	29,413	23.8%
Marketing, engineering and administrative expenses	13,737	30.5%	14,072	34.0%	38,772	33.8%	43,905	35.5%
Restructuring of operations	293	0.6%	272	0.7%	1,367	1.2%	787	0.6%
Goodwill and other impairment charge	2,637	5.8%	-	0.0%	2,637	2.3%	-	0.0%
Other operating (income)	-	0.0%	-	0.0%	-	0.0%	(445)	-0.4%
Loss from operations	$(3,373)	-7.5%	$(4,726)	-11.4%	$(11,360)	-9.9%	$(14,834)	-12.0%

Comparison of the Third Quarter of FY 2017 with the Third Quarter of FY 2016

Net sales for the third quarter increased 8.8%, or $3.7 million, to $45.1 million from $41.4 million in the same period a year ago. The increase is primarily the result of increased North American demand for the Company’s oil and gas products, both forward and after market. The Company began shipping initial units on the previously announced 100 unit oil and gas transmission order in March 2017. The Company’s other key markets, notably the global industrial and commercial marine markets, remain weak with no current evidence of a broad sustained recovery.

Sales at our manufacturing segment increased 11.0%, or $3.9 million, versus the same period last year. In the current fiscal quarter, our U.S. manufacturing operation, the largest, experienced a 27.5%, or $5.8 million, increase in sales versus the third fiscal quarter of 2016. This increase is the result of increased demand for the Company’s oil and gas transmission noted above, partially offset by continued weakness in global industrial and commercial marine demand. The Company’s Belgian manufacturing operation reported a 17.0% drop in third quarter volume, driven by reduced North American demand for its marine transmissions. However, the third quarter did represent the strongest quarter of fiscal 2017 for this operation. The Company’s Italian manufacturing operations continue to be hampered by the softness in the European mega yacht and industrial markets, reporting a 10.9% decrease compared to the third quarter of fiscal 2016. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 17.6% increase in sales, primarily due to timing of project shipments.

Our distribution segment experienced a 5.3%, or $1.0 million, decrease in sales compared to the third quarter of fiscal 2016. The Company’s Asian distribution operations in Singapore and Japan saw an 8.6% decrease in sales compared to the prior fiscal year’s third quarter. This decline reflects the ongoing challenges in the Asian economy hampering demand for the Company’s commercial marine transmissions in the Asian market. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a 5.2% increase in sales compared to the prior year third quarter. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an 8.1% decrease in sales after a very strong result in the prior year third quarter.

The elimination for net inter/intra segment sales decreased $0.7 million, reflecting the general decline in volume, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit dollars increased by $3.7 million and gross profit as a percentage of sales increased 630 basis points to 29.5% of sales, compared to 23.2% of sales for the same period last year. The gross profit increase was over 100% of the revenue increase. This outstanding result was a function of increased volume ($1.6 million), improved mix ($1.1 million - oilfield transmissions and aftermarket), reversal of a warranty accrual ($0.4 million) and the positive impact of cost reduction and productivity initiatives ($0.6 million). The Company continues to focus on eliminating cost and improving efficiencies through the significant downturn in many of its markets.

For the fiscal 2017 third quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 30.5%, compared to 34.0% for the fiscal 2016 third quarter. ME&A expenses decreased $0.3 million versus the same period last fiscal year. The decrease in ME&A expenses for the quarter relates to the Company’s ongoing focus on cost containment, including the positive impact of the restructuring actions taken over the past several quarters, totaling approximately $0.8 million. These savings, combined with a reduction in corporate development costs ($0.1 million) and pension expense ($0.2 million), were partially offset by increased bonus expense ($0.8 million).

The Company incurred nearly $0.3 million in restructuring charges during the third quarter of fiscal 2017, primarily associated with cost reduction actions at its domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the current challenging business cycle.

For the quarter ended March 31, 2017, the Company performed a review of potential triggering events, such as the continued market softness and operating losses experienced during the quarter and concluded that there were sufficient qualitative indicators in the current quarter that made it more likely than not that an impairment of the domestic industrial goodwill may have occurred. The Company completed a quantitative impairment test, the result of which was a full impairment of the remaining goodwill related to this business unit ($2.6 million).

Interest expense remains relatively immaterial at approximately $0.1 million for the third quarter of the current fiscal year compared to $0.2 million for the prior fiscal year third quarter. The Company has focused on controlling debt and managing cash flow through this down cycle in many of its markets.

The favorable movement in other (income) expense compared to the prior year is primarily due to transaction gains and losses resulting from currency movements related to the Japanese yen.

The fiscal 2017 third quarter tax rate was 48.7%, compared to the fiscal 2016 third quarter rate of 81.6%. Both periods were impacted by the exclusion of operating results in a foreign jurisdiction that is subject to a full valuation allowance. The fiscal 2016 rate was favorably impacted by $2.4 million of foreign tax credits associated with the repatriation of cash from certain foreign entities.

Comparison of the First Three Quarters of FY 2017 with the First Three Quarters of FY 2016

Net sales for the first three quarters of fiscal 2017 decreased 7.3%, or $9.0 million, to $114.6 million from $123.6 million in the same period a year ago. Currency translation had a favorable impact on fiscal 2017 sales compared to the prior year totaling $0.6 million due to the strengthening of the Asia Pacific currencies against the U.S. dollar. The volume decline reflects softening across most markets, led by continued softening demand in Asia for the Company’s commercial marine products, along with reduced global demand for the Company’s industrial products. Demand from customers in Europe remains weak, while overall demand in North America for the Company’s commercial marine and industrial products has also declined from prior year levels. The sales decline was seen most heavily in Asia, driven by the reduced demand for commercial marine products, as the percentage of sales to this region fell to 17% of total consolidated net sales in the first three quarters of fiscal 2017 compared to nearly 20% for the same period in fiscal 2016.

Sales at our manufacturing segment were down 3.5%, or $3.7 million, versus the same period last year. In the current fiscal year’s first three quarters, our U.S. manufacturing operation, the largest, experienced a 5.8% increase in sales versus the first three quarters of 2016. This increase reflects increased North American demand for the Company’s oil and gas related products, experienced primarily in the third fiscal quarter. This increase was mitigated by a softening in demand for its industrial and marine products, along with the impact of a supplier transition issue impacting the timing of shipment for certain military transmission orders. The Company’s Belgian manufacturing operation experienced a volume decline of 27.4% on continued challenges in the European market and reduced North American demand for its marine transmissions. The Company’s Italian manufacturing operations, which continue to be hampered by the softness in the European mega yacht and industrial markets, experienced a 7.7% decrease in sales compared to the prior fiscal year’s first three quarters. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 3.8% decrease in sales, on softening demand for commercial and patrol craft applications.

Our distribution segment experienced a 16.8%, or $9.6 million, decrease in sales compared to the first three quarters of fiscal 2016. The Company’s Asian distribution operations in Singapore and Japan saw a 30.4% decrease in sales compared to the prior fiscal year’s three quarters. This significant decrease is primarily due to a decline in demand for commercial marine transmissions for the Asian market. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of 2.7% on a modest decline across the product offering. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a 5.7% increase in sales from the prior fiscal year’s first three quarters primarily due to a favorable currency impact.

The elimination for net inter/intra segment sales decreased $4.2 million, reflecting the general decline in activity, accounting for the remainder of the net change in sales versus the same period last year.

Gross profit dollars increased by $2.0 million, and gross profit as a percentage of sales increased 360 basis points to 27.4% of sales, compared to 23.8% of sales for the same period last year. The increase in gross profit dollars for fiscal 2017’s first three quarters comes in spite of an unfavorable volume impact ($4.3 million) due to the positive impact of initiatives to reduce fixed manufacturing costs ($2.1 million), reduced medical spending ($1.0 million), a Belgian property tax refund ($0.8 million), favorable mix due to higher oil and gas demand ($0.6 million), along with improved operating efficiencies resulting from a series of restructuring initiatives ($1.8 million).

For the fiscal 2017 first three quarters, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 33.8%, compared to 35.5% for the fiscal 2016 comparable period. ME&A expenses decreased $5.1 million or 11.7% versus the same period last fiscal year. The decrease in ME&A expenses for the first three quarters reflects the Company’s ongoing focus on cost containment, including the positive impact of the restructuring actions taken over the past several quarters, totaling approximately $4.3 million. These savings, combined with a reduction in corporate development costs ($1.2 million), reduced pension expense ($0.4 million) and the impact of the sale of Twin Disc Southeast in the prior year ($0.5 million), were partially offset by increased bonus expense ($1.0 million).

The Company incurred nearly $1.4 million in restructuring charges during the first three quarters of fiscal 2017, generating expected annualized savings of approximately $2.4 million, primarily associated with cost reduction actions at its domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the current challenging business cycle.

For the quarter ended March 31, 2017, the Company performed a review of potential triggering events, such as the continued market softness and operating losses experienced during the quarter and concluded that there were sufficient qualitative indicators in the current quarter that made it more likely than not that an impairment of the domestic industrial goodwill may have occurred. The Company completed a quantitative impairment test, the result of which was a full impairment of the remaining goodwill related to this business unit ($2.6 million).

During the first quarter of fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4.1 million, resulting in a net operating gain of $0.4 million.

Interest expense remains relatively immaterial at approximately $0.2 million for the first three quarters, compared to $0.4 million for the comparable period of the prior fiscal year. The Company has focused on controlling debt and managing cash flow through this down cycle in many of its markets.

The favorable movement in other (income) expense compared to the prior year is primarily due to the impact of currency movements related to the euro and various Asian currencies.

The fiscal 2017 effective tax rate for the first three quarters was 34.8%, compared to the fiscal 2016 effective rate for the comparable period of 51.5%. The fiscal 2016 rate was favorably impacted by $2.4 million of foreign tax credits associated with the repatriation of cash from certain foreign entities.

Financial Condition, Liquidity and Capital Resources

Comparison between March 31, 2017 and June 30, 2016

As of March 31, 2017, the Company had net working capital of $84.3 million, which represents a decrease of $4.6 million, or 5.2%, from the net working capital of $88.9 million as of June 30, 2016.

Cash decreased $3.3 million to $14.9 million as of March 31, 2017, versus $18.3 million as of June 30, 2016. The reduction reflects the Company’s cash repatriation efforts over the past few quarters. The repatriated cash was used for debt reduction and operating requirements. The majority of the cash as of March 31, 2017 is at the Company’s overseas operations in Europe ($4.7 million) and Asia-Pacific ($8.7 million).

Trade receivables of $26.9 million were up $1.6 million, or approximately 6.1%, when compared to last fiscal year-end. The increase is driven by the increase in sales volume compared to the prior year fourth quarter ($2.4 million), partially offset by collection of certain past due balances and an unfavorable exchange impact ($0.4 million).

Inventories experienced a marginal increase of $0.3 million, or 0.4%, versus June 30, 2016 to $66.9 million. The impact of foreign currency translation was to decrease inventories by $1.4 million versus June 30, 2016. The Company will continue to search for opportunities to reduce inventory in fiscal 2017 following a very successful effort in fiscal 2016 ($13.7 million, or 17%). An ongoing supplier transition issue has hampered inventory performance somewhat during the first three quarters of fiscal 2017, but resolution has been achieved and inventory levels for this issue have begun to normalize. The Company also brought in material to support the increased demand for oil and gas transmissions, which will extend into fiscal 2018. On a consolidated basis, as of March 31, 2017, the Company’s backlog of orders to be shipped over the next six months approximates $49.8 million, compared to $35.7 million at June 30, 2016 and $40.0 million at March 25, 2016. The increase versus the end of the prior fiscal year is being experienced at the Company’s U.S. manufacturing location, primarily due to multiple orders for oil and gas transmissions. As a percentage of six month backlog, inventory has decreased from 186% at June 30, 2016 to 134% at March 31, 2017.

Net property, plant and equipment (PP&E) decreased $4.0 million versus June 30, 2016. This includes the addition of $1.9 million in capital expenditures, primarily at the Company’s U.S. and Belgian-based manufacturing operations, which was more than offset by depreciation of $5.4 million. The net remaining decrease is due to the reclassification of assets held for sale ($0.2 million) and foreign currency translation effects. In total, the Company expects to invest between $3 and $4 million in capital assets in fiscal 2017. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products to better meet customer needs. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes, investments in new product development and improving efficiencies at its facilities around the world.

Accounts payable as of March 31, 2017 of $19.7 million were up $5.0 million, or 34.2%, from June 30, 2016. The impact of foreign currency translation was to decrease accounts payable by $0.4 million versus June 30, 2016. The remaining increase is consistent with the increased purchasing activity during the third quarter in light of the increased demand, along with prudent working capital management.

Total borrowings and long-term debt as of March 31, 2017 increased by $0.5 million, or 5.6%, to $9.0 million versus June 30, 2016. Cash needs were driven primarily by working capital requirements. During the first three quarters, the Company incurred negative operating cash flow of ($0.8) million and ended the quarter with total debt, net of cash, of ($6.0) million, compared to ($9.8) million at June 30, 2016, for an unfavorable net change of $3.8 million. The Company did generate positive operating cash flow during the third quarter ($1.6 million).

Total equity decreased $6.9 million, or 5.9%, to $110.2 million as of March 31, 2017. Retained earnings decreased by $7.5 million, reflecting the net loss for the first three quarters of fiscal 2017. Net unfavorable foreign currency translation of $2.5 million was reported. The net remaining increase in equity of $3.1 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans ($2.1 million) and a compensation expense tax shortfall ($1.0 million).

On April 22, 2016, the Company entered into a revolving Credit Agreement (the “BMO Agreement”) with Bank of Montreal (“BMO”). This agreement permits the Company to enter into loans up to $40 million. This maximum may be increased under the BMO Agreement by an additional $10 million so long as there exists no default and certain other conditions specified in the BMO Agreement are satisfied.

In general, each revolving loan under the BMO Agreement will bear interest at a Eurodollar Rate, as defined. This rate as of March 31, 2017 was 2.53%. In addition to monthly interest payments, the Company is responsible for paying a quarterly unused fee equal to 0.15% of the average daily unused portion of the revolving credit commitment. The Company may prepay loans subject to certain limitations. Borrowings under the BMO Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company has entered into a security agreement, IP security agreement and pledge agreement with BMO, and Mill-Log has entered into a guaranty agreement, guarantor security agreement and pledge agreement with BMO, which collectively grant BMO a security interest in these assets and holdings as administrative agent for itself and other lenders that may enter into the BMO Agreement. The Company has also entered into a negative pledge agreement with BMO, pursuant to which it has agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the BMO Agreement and the negative pledge agreement. Within thirty days upon the occurrence of an event of default (as defined) that is not cured within the prescribed cure period, or if availability under the BMO Agreement is less than the greater of 15% of the aggregate revolving credit commitments and $6.0 million, the Company and Mill-Log will execute and deliver mortgages to BMO on all real estate owned by them at such time to further secure borrowings under the BMO Agreement.

The Company’s balance sheet remains very strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for near-term needs. The Company had approximately $15.7 million of available borrowings under the BMO Agreement as of March 31, 2017. The Company expects to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of March 31, 2017, the Company also had cash of $14.9 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2017, the Company expects to contribute $1.5 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $4.6 million, or 5.2%, during the first three quarters of fiscal 2017, and the current ratio declined to 3.1 at March 31, 2017 compared to 3.5 at June 30, 2016. The decrease in net working capital was primarily the result of a series of cash repatriation transactions resulting in a pay down of debt, improved collection results, volume-driven increases to accounts payable and an increase in bonus accruals.

The Company expects capital expenditures to be approximately $3 million - $4 million in fiscal 2017. These anticipated expenditures reflect the Company’s plans to continue to conserve capital while investing in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

As of March 31, 2017, the Company has obligations under non-cancelable operating lease contracts and loan agreements for certain future payments.

The Company has approximately $1.0 million of unrecognized tax benefits, including related interest and penalties, as of March 31, 2017, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. As previously mentioned, the Company estimates that fiscal 2017 contributions to all defined benefit plans will total $1.5 million. As of March 31, 2017, $1.2 million in contributions have been made.

New Accounting Releases

See Note A, Basis of Presentation, to the condensed consolidated financial statements for a discussion of recently issued accounting standards.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2016. There have been no significant changes to those accounting policies subsequent to June 30, 2016.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar Rate. In accordance with BMO Agreement expiring April 22, 2021, the Company has the option of borrowing at a Eurodollar Rate plus an additional “Add-On” of 1.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 31, 2017 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in annual pretax interest expense of approximately $23,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 28% of the Company’s revenues in the three quarters ended March 31, 2017 were denominated in currencies other than the U.S. dollar. Of that total, approximately 57% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

Derivative financial instruments - The Company has written policies and procedures that place all financial instruments under the direction of the Company’s corporate treasury group and restrict derivative transactions to those intended for hedging purposes. The use of financial instruments for trading or speculative purposes is prohibited. The Company occasionally uses financial instruments to manage the market risk from changes in foreign exchange rates.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2017 and 2016 was the euro. At March 31, 2017, the Company had two outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $700,000 with a weighted average maturity of 32 days. The fair value of the Company’s contract was a gain of $1,000 at March 31, 2017. The Company had no outstanding forward exchange contracts at June 30, 2016.

Item 4.     Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Part II.                  OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is a defendant in several product liability or related claims which are considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2016 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended March 31, 2017, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of March 31, 2017, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock during the quarter ended March 31, 2017.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 10, 2017	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer