Form 10-K
period 2017-06-30
TWIN DISC INC
filed 2017-08-31
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [  ]      Accelerated Filer [ √ ]

Non-accelerated Filer [  ]      Smaller reporting company [  ]      Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ] NO [ √ ]

At December 30, 2016, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $123,053,259. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 24, 2017, the registrant had 11,572,523 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TABLE OF CONTENTS

TWIN DISC, INC. - FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2017

PART I

Item 1. Business

Twin Disc, Incorporated (“Twin Disc”, or the “Company”) was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells marine and heavy duty off-highway power transmission equipment. Products offered include: marine transmissions, surface drives, propellers and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems. The Company sells its products to customers primarily in the commercial, pleasure craft, and military marine markets as well as in the energy and natural resources, government and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

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

The business is not considered to be seasonal except to the extent that employee vacations and plant shutdowns, particularly in Europe, occur mainly in the months of July and August, curtailing production during that period.

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability. The Company’s top ten customers accounted for approximately 48% of the Company's consolidated net sales during the year ended June 30, 2017. There was one customer, Great Lakes Power Companies, an authorized distributor of the Company, that accounted for 11% of consolidated net sales in fiscal 2017.

Unfilled open orders for the next six months of $46.4 million at June 30, 2017 compares to $35.7 million at June 30, 2016. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1.5 million, $1.8 million and $2.3 million in fiscal 2017, 2016 and 2015, respectively. Total engineering and development costs were $8.9 million, $9.5 million and $11.1 million in fiscal 2017, 2016 and 2015, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2017 was 672.

A summary of financial data by segment and geographic area for the years ended June 30, 2017, 2016 and 2015 appears in Note J to the consolidated financial statements.

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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although there was only one customer, Great Lakes Power Companies, that accounted for 10% or more of consolidated net sales in fiscal 2017, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 51% of the Company’s consolidated net sales for fiscal 2017. The Company has international manufacturing operations in Belgium, Italy, and Switzerland. In addition, the Company has international distribution operations in Singapore, China, Australia, Japan, Italy, Belgium, India and Canada. The Company’s international sales and operations are subject to a number of risks, including:

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

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. The majority of the Company’s manufacturing, based on fiscal 2017 sales, came from its facilities in Racine, Wisconsin. If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

Any failure to meet debt obligations and maintain adequate asset-based borrowing capacity could adversely affect the Company’s business and financial condition. The Company’s five-year revolving credit facility entered into in April 2016 is secured by certain personal property assets such as accounts receivable, inventory, and machinery and equipment. Under this agreement, the Company’s borrowing capacity is based on the eligible balances of these assets and it is required to maintain sufficient borrowing base at all times to secure its outstanding borrowings. As of June 30, 2017, the Company had a borrowing capacity that exceeded its outstanding loan balance (see Note G of the Notes to the Consolidated Financial Statements). Based on its annual financial plan, the Company believes that it will generate sufficient cash flow levels throughout fiscal 2018 in order to maintain compliance with this borrowing base. However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment. If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing. Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

The Company recorded significant non-cash goodwill impairment charges in fiscal 2017 and 2016. The Company carries a remaining balance of goodwill in the amount of $2.6 million as of June 30, 2017 after the impairment charges recognized in fiscal 2017 and fiscal 2016. Any further deterioration in the industry or business may trigger future impairment charges, which may have a material adverse effect to our financial results.

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

Security breaches and other disruptions could compromise the Company’s information and expose it to liability, which would cause its business and reputation to suffer. In the ordinary course of its business, the Company collects and stores sensitive data, including its proprietary business information and that of its customers, suppliers and business partners, as well as personally identifiable information of its customers and employees, in its internal and external data centers, cloud services, and on its networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, its information technology and infrastructure, and that of its partners, may be vulnerable to malicious attacks or breaches due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach or operational failure would compromise the Company’s networks and/or that of its partners and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory penalties, disrupt the Company’s operations, damage its reputation, and/or cause a loss of confidence in its products and services, which could adversely affect its business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Manufacturing Segment

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, two in Decima, Italy and one in Novazzano, Switzerland. The aggregate floor space of these six plants approximates 767,000 square feet. One of the Racine facilities includes office space, which includes the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in Italy (Limite sull’Arno) and India (Kancheepuram).

Distribution Segment

The Company also has operations in the following locations, all of which are leased and are used for sales offices, warehousing and light assembly or product service:

Jacksonville, Florida, U.S.A.	Gold Coast, Queensland, Australia

Coburg, Oregon, U.S.A.	Singapore

Kent, Washington, U.S.A.	Shanghai, China

Edmonton, Alberta, Canada	Guangzhou, China

Burnaby, British Columbia, Canada	Chennai, India

Brisbane, Queensland, Australia	Coimbatore, India

Perth, Western Australia, Australia	Saitama City, Japan

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

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2017.

Name	Age	Position
John H. Batten	52	President, Chief Executive Officer
Jeffrey S. Knutson	52	Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Malcolm F. Moore	66	Executive Vice President, Chief Operating Officer
Dean J. Bratel	53	Vice President – Sales and Applied Technology
Denise L. Wilcox	60	Vice President – Human Resources
Michael B. Gee	50	Vice President – Engineering
Donald J. Nelson	56	Vice President – Operations
Debbie A. Lange	59	Corporate Controller

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

Denise L. Wilcox, Vice President - Human Resources. Ms. Wilcox was promoted to her current role in November 2004, after serving in the role of Director, Corporate Human Resources since 2002. Prior to that, she held the role of Manager, Compensation and Benefits since her hire in 1998. Before joining the Company, Ms. Wilcox held positions at Johnson International and Runzheimer International.

Michael B. Gee, Vice President – Engineering. Mr. Gee was promoted to his current role in January 2015, after serving in the role of Director of Engineering since July of 2013. Prior to that, he was Chief Engineer (since September 2004) and has held several other positions in the Company, including Engineering Manager, Project Engineer, Design Engineer, and Experimental Engineer.

Donald J. Nelson, Vice President – Operations. Mr. Nelson was hired as Vice President, Operations in December 2016. Prior to joining the Company, Mr. Nelson was President, AeroSpace; Group Vice Executive Vice President at Rexnord Industries, LLC (since 2014), and President, Autolite Spark Plug, a division of UCI-FRAM Group, LLC (since 2012). Prior to these positions, he held several positions at Rexnord Industries, LLC (from 2006-2011), including Vice President/General Manager of Rexnord Aerospace Group, Vice President/General Manager of Rexnord Gear Group, and Director of Operations, Falk. Mr. Nelson also held positions at Alcoa, Inc. and at The Boeing Company.

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN. The price information below represents the high and low sales prices per quarter from July 1, 2015 through June 30, 2017:

	Fiscal Year Ended 6/30/17			Fiscal Year Ended 6/30/16
Quarter	High	Low	Dividend	High	Low	Dividend
First Quarter	$13.34	$9.35	$-	$18.80	$12.11	$0.09
Second Quarter	15.52	10.01	-	14.71	10.20	0.09
Third Quarter	21.75	14.38	-	11.50	8.19	-
Fourth Quarter	21.27	14.81	-	13.43	8.50	-

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 24, 2017, shareholders of record numbered 484. The closing price of Twin Disc common stock as of August 24, 2017 was $16.83.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 – April 28, 2017	0	NA	0	315,000
April 29, 2017 – May 26, 2017	0	NA	0	315,000
May 27, 2017 - June 30, 2017	0	NA	0	315,000
Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during fiscal 2015, 2016 and 2017. As of June 30, 2017, 315,000 shares remain authorized for purchase.

Performance Graph

The following table compares total shareholder return over the last five fiscal years to the Standard & Poor’s 500 Machinery (Industrial) Index and the Russell 2000 index. The S&P 500 Machinery (Industrial) Index consists of a broad range of manufacturers. The Russell 2000 Index consists of a broad range of 2,000 companies. The Company believes, because of the similarity of its business with those companies contained in the S&P 500 Machinery (Industrial) Index, that comparison of shareholder return with this index is appropriate. Total return values for the Corporation’s common stock, the S&P 500 Machinery (Industrial) Index and the Russell 2000 Index were calculated based upon an assumption of a $100 investment on June 30, 2012 and based upon cumulative total return values assuming reinvestment of dividends on a quarterly basis.

Item 6. Selected Financial Data

Financial Highlights

(in thousands, except per share amounts)

Fiscal Years Ended June 30,
Statement of Operations Data:	2017	2016	2015	2014	2013
Net sales	$168,182	$166,282	$265,790	$263,909	$285,282
Net (loss) earnings	(6,115)	(13,013)	11,385	3,870	4,251
Net (loss) earnings attributable to Twin Disc	(6,294)	(13,104)	11,173	3,644	3,882
Basic (loss) earnings per share attributable to Twin Disc common shareholders	(0.56)	(1.17)	0.99	0.32	0.34
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	(0.56)	(1.17)	0.99	0.32	0.34
Dividends per share	-	0.18	0.36	0.36	0.36

June 30,
Balance Sheet Data	2017	2016	2015	2014	2013
Total assets	$210,898	$213,922	$249,862	$266,985	$285,458
Total long-term debt	6,323	8,501	10,231	14,800	23,472

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including, but not limited to those factors discussed under Item 1A, Risk Factors, could cause actual results to be materially different from what is presented in any forward-looking statements.

Results of Operations

(In thousands)
	2017	%	2016	%	2015	%
Net sales	$168,182		$166,282		$265,790
Cost of goods sold	119,950		125,687		182,758

Gross profit	48,232	28.7	40,595	24.4	83,032	31.2

Marketing, engineering and administrative expenses	52,773	31.4	57,113	34.3	64,264	24.2
Restructuring of operations	1,791	1.1	921	0.6	3,282	1.2
Goodwill and other asset impairment charge	2,646	1.6	7,602	4.6	-	-
Other operating expense (income)	-	-	(445)	(0.3)	-	-

(Loss) earnings from operations	$(8,978)	(5.3)	$(24,596)	(14.8)	$15,486	5.8

Fiscal 2017 Compared to Fiscal 2016

Net Sales

Net sales for fiscal 2017 increased 1.1%, or $1.9 million, to $168.2 million from $166.3 million in fiscal 2016. The slight increase reflects an increase in demand for the Company’s oil and gas related products in North America, primarily during the second half of fiscal 2017. Asian demand for the Company’s commercial marine products remained depressed, while demand from European customers also remained weak, hampered by local economic concerns and an unfavorable currency dynamic for the Company’s U.S. produced goods. Excluding oil and gas applications, North American demand remained relatively stable for the Company’s commercial marine and industrial products. Currency translation had a negligible impact on fiscal 2017 sales.

Sales at our manufacturing segment increased 3.9%, or $5.5 million, versus the same period last year. In the current fiscal year, the Company’s North American manufacturing operation, the largest, experienced a 15.7% increase in sales compared to fiscal 2016. The primary driver for this significant increase was improved demand for the Company’s oil and gas related products, both new units and aftermarket service parts, primarily during the second half of the fiscal year. This increase is driven by stabilizing oil prices and consistent production levels requiring reinvestment in capital equipment following a lengthy pause created by the decline in oil prices starting in fiscal 2015. The Company’s Italian manufacturing operations, which have been adversely impacted by the softness in the European mega yacht and industrial markets, experienced a sales decrease of 3.7% compared to the prior fiscal year. The Company’s Belgian manufacturing operation saw a 19.4% decrease in sales in fiscal 2017 as the marine markets served by this operation continue to struggle. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 4.4% increase in sales, primarily due to improvements in the global patrol boat market.

Sales at our distribution segment were down 8.6%, or $6.4 million, compared to fiscal 2016. The Company’s distribution operation in Singapore, its largest Company-owned distribution operation, experienced a 26.9% reduction in sales due to a continuing decline in demand for various commercial applications and pressure-pumping transmissions for the Chinese oil and gas market following several years of very strong growth. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced an increase in sales of 4.8% on the improved activity in the North American oil and gas market during the second half of the fiscal year. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems primarily for the pleasure craft market, saw sales improve by 8.3%, driven by improved activity in the Australian pleasure craft market over the prior fiscal year.

Net sales for the Company’s largest product market, marine transmission and propulsion systems, were down 7.4% compared to the prior fiscal year. This decrease reflects a continuing decline in the Asian commercial marine market and continued weakness in the global pleasure craft market. In the off-highway transmission market, the year-over-year increase of 46.0% can be attributed primarily to increased shipments of the Company’s pressure pumping transmission systems and components to the North American oil and gas market, primarily during the second half of the fiscal year. The decrease experienced in the Company’s industrial products of 11.3% was due to reduced volume in agriculture, mining and general industrial markets, primarily in the North American and Italian regions.

Geographically, sales to the U.S. and Canada improved 8% in fiscal 2017 compared to fiscal 2016, representing 55% of consolidated sales for fiscal 2017 compared to 52% in fiscal 2016. North American sales benefited from increased demand for oil and gas related products in the second half of the fiscal year. Sales into China declined 12.0% compared to fiscal 2016, driven by the combination of reduced oil and gas demand and a decline in commercial marine activity. China sales represented 4.7% of 2017 consolidated net sales, down from 5.4% in fiscal 2016 and 7.4% in fiscal 2015. Overall sales into the Asia Pacific market represented approximately 17% of sales in fiscal 2017, compared to 20% in fiscal 2016. Sales into the European market declined approximately 3% from fiscal 2016 levels while accounting for 21% of consolidated net sales compared to 22% in fiscal 2016. See Note J of the Notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

Gross Profit

In fiscal 2017, gross profit increased $7.6 million, or 18.8%, to $48.2 million on a sales increase of only $1.9 million. Gross profit as a percentage of sales increased 430 basis points in fiscal 2017 to 28.7%, compared to 24.4% in fiscal 2016. The table below summarizes the gross profit trend by quarter for fiscal years 2017 and 2016:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2017	$9.2	$8.9	$13.3	$16.8	$48.2
2016	$8.2	$11.6	$9.6	$11.2	$40.6

% of Sales:
2017	25.6%	26.6%	29.5%	31.4%	28.7%
2016	21.9%	25.9%	23.2%	26.2%	24.4%

There were a number of factors that impacted the Company’s overall gross profit rate in fiscal 2017. Gross profit for the year was favorably impacted by higher volumes, a favorable product mix, a favorable exchange impact ($0.3 million) and positive cost reduction efforts. The Company estimates the net favorable impact of increased volumes on gross margin in fiscal 2017 was approximately $0.8 million. The favorable shift in product mix, primarily related to the improved North American demand for the Company’s oil and gas transmission products, had an estimated favorable impact of $2.3 million. The remaining improvement in margin ($4.2 million) is due to the continued benefit of cost reduction actions across the global enterprise, along with significant improvements in operating efficiency.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $52.8 million were down $4.3 million, or 7.6%, compared to the prior fiscal year. As a percentage of sales, ME&A expenses decreased to 31.4% of sales versus 34.3% of sales in fiscal 2016. The reduction in fiscal 2017 compared to the prior year was driven by lower pension expense ($0.3 million), reduced corporate development spending ($0.9 million) and the positive impact of an aggressive global cost reduction program ($5.0 million). These savings were partially offset by an increase to bonus expense ($1.6 million) and stock based compensation ($0.3 million).

Restructuring of Operations

During the course of fiscal 2017, the Company executed a series of targeted restructuring activities, resulting in a pre-tax restructuring charge of $1.8 million, or $0.16 per diluted share. These actions are focused on reducing the Company’s operating costs due to the challenging global market conditions, and resulted in headcount reductions at the Company’s operations in Italy, Belgium, India and the United States.

Goodwill and Other Asset Impairment Charge

For the quarter ended March 31, 2017, the Company performed a review of potential triggering events, such as the continued market softness and operating losses experienced during the quarter, and concluded that there were sufficient qualitative indicators in the third fiscal quarter that made it more likely than not that an impairment of the domestic industrial goodwill may have occurred. The Company completed a full impairment test, the result of which was a full impairment of the goodwill related to the U.S. Industrial business unit ($2.5 million) that remained after the fiscal 2016 impairment. An asset impairment charge of $0.1 million was also recorded related to the restructuring activities in India. See further discussion in Note P in the Notes to the Consolidated Financial Statements.

In fiscal 2016, the Company conducted its annual assessment for goodwill impairment as of June 30, 2016 using updated inputs, including appropriate risk-based, country and company specific weighted average discount rates for all of the Company’s reporting units. The analysis identified an impairment in the domestic industrial business and the European propulsion business resulting in a charge of $7.6 million. See further discussion in Note D in the Notes to the Consolidated Financial Statements.

Other Operating Income

During fiscal 2016, the Company sold the distribution rights and assets of its distribution entity covering the southeast U.S. territory for approximately $4.1 million. As a result, a net operating gain of $0.4 million was recorded.

Interest Expense

Interest expense of $0.3 million for fiscal 2017 was down 29% versus fiscal 2016. Interest on the Company’s revolving credit facility (“revolver”) in fiscal 2017 was level with fiscal 2016 at $0.2 million, as a lower average balance was offset by a slightly higher average interest rate. The average borrowing on the revolver, computed monthly, decreased to $8.4 million in fiscal 2017, compared to $12.3 million in the prior fiscal year. The interest rate on the revolver was a range of 1.20% to 2.21% in the prior fiscal year compared to a range of 2.22% to 2.80% in the current year. The interest expense on the Company’s $25 million Senior Note, which carried a fixed rate of 6.05%, totaled $0.2 million in fiscal 2016. The final payment on the Senior Note was made in April 2016.

Other income (expense), net and Interest Income

In fiscal 2017, the decrease in other income (expense), net, was primarily due to lower fixed asset disposal losses when compared to the prior year. Interest income was lower in fiscal 2017 when compared to the prior year due to lower cash balances as the Company paid down long term debt.

Income Taxes

The effective tax rate for the twelve months of fiscal 2017 was 35.8%, which was significantly lower than the prior year rate of 48.6%. The fiscal 2016 effective tax rate was favorably impacted by a tax strategy which resulted in the recognition of foreign tax credits associated with the repatriation of $9.7 million in cash from our European operations ($2.4 million). Adjusting for this non-recurring tax benefit, the fiscal 2016 effective tax rate would have been 39.1%

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During fiscal 2017, the Company reported operating income in certain foreign jurisdictions where the loss carryforward period is unlimited. The Company has evaluated the likelihood of whether the net deferred tax assets related to these jurisdictions would be realized and concluded that based primarily upon the uncertainty to achieve levels of sustained improvement and uncertain exchange rates in these jurisdictions: (a) it is more likely than not that $3.8 million of deferred tax assets would not be realized; and that (b) a full valuation allowance on the balance of deferred tax assets relating to these jurisdictions continues to be necessary. The Company recorded a net increase in valuation allowance of $0.7 million in fiscal 2017 due to higher cumulative operating losses in these jurisdictions. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Order Rates

As of June 30, 2017, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $46.4 million, or approximately 30% higher than the six-month backlog of $35.7 million as of June 30, 2016. The Company’s backlog improved during the second half of the fiscal 2017 with the increase in North American demand for the Company’s oil and gas related products.

Fiscal 2016 Compared to Fiscal 2015

Net Sales

Net sales for fiscal 2016 decreased 37.4%, or $99.5 million, to $166.3 million from $265.8 million in fiscal 2015. The decrease was primarily the result of a dramatic reduction in demand for the Company’s oil and gas related products in both North America and Asia driven by the extended global decline in oil and natural gas prices, along with weakening demand in Asia for the Company’s commercial marine products. Demand from European customers remained weak, hampered by local economic concerns and an unfavorable currency dynamic for the Company’s U.S. produced goods. Excluding oil and gas applications, North American demand remained relatively stable for the Company’s commercial marine and industrial products. Currency translation had a $7.9 million unfavorable impact on fiscal 2016 sales compared to the prior year due to the strengthening of the U.S. dollar against the euro and Asian currencies.

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

Goodwill Impairment Charge

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

Other income (expense), net and Interest Income

For the fiscal 2016 full year, Other, net declined by $1.3 million due primarily to a prior year life insurance benefit and unfavorable exchange movements related to the Japanese yen, Singapore dollar, euro and Australian dollar. Interest income was flat in fiscal 2016 compared to the prior year.

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

Liquidity and Capital Resources

Fiscal Years 2017, 2016 and 2015

The net cash provided by operating activities in fiscal 2017 totaled $3.2 million, a slight decrease ($0.2 million or 6%) from fiscal 2016. The slight change is primarily the result of a significant improvement in net earnings ($6.9 million) being offset by moderating working capital improvements ($8.3 million lower in fiscal 2017), as the prior fiscal year benefited from successful inventory reductions. While inventory improved slightly in fiscal 2017 ($0.4 million), fiscal 2016 saw a $13.7 million improvement driven by declining volumes and strong working capital management. While the accounts receivable balance increased significantly in fiscal 2017 ($6.0 million) on the strong second half sales volume, receivable performance improved in fiscal 2017, with days sales outstanding falling from 66 days at June 30, 2016 to 56 days at June 30, 2017. Accounts payable saw a corresponding volume-driven increase ($6.6 million).

The net cash provided by operating activities in fiscal 2016 totaled $3.4 million, a decrease of $13.7 million, or approximately 80%, versus fiscal 2015. The decrease compared to the prior fiscal year is primarily due to the decline in earnings totaling $24.4 million. This decline was partially offset by reduced working capital. Accounts receivable decreased by $18.4 million, driven by the reduced sales volume and strong collection efforts. The inventory improvement is the successful result of a concerted global effort to manage working capital levels in light of the challenging market conditions. Net inventory as a percentage of the six-month backlog decreased from 232% as of June 30, 2015 to 186% as of June 30, 2016. The decrease in accounts payable reflects the reduced purchasing activity throughout the fiscal year as a result of the reduced volume, while accrued liabilities declined with the payment of severance and bonus obligations.

The net cash provided by operating activities in fiscal 2015 totaled $17.1 million, a decrease of $8.7 million, or approximately 33.7%, versus fiscal 2014. The reduction compared to fiscal 2014 primarily relates to an increase in accounts receivable, a reduction in accrued retirement benefits and an increase in a life insurance receivable. These unfavorable movements were partially offset by a significant reduction in inventory. Adjusted for an $8.1 million impact of foreign currency translation, net inventory decreased by $9.3 million compared to the prior fiscal year end. The majority of this decrease was seen at the Company’s North American operations in response to the decline in demand through the second half of the fiscal year. Net inventory as a percentage of the six-month backlog increased from 148% as of June 30, 2014 to 232% as of June 30, 2015. The increase in receivables compared to the prior year end relates to timing of shipments within the fourth quarter, along with a slight easing of payment patterns due to economic pressures in the oil and gas market. The decrease in accounts payable is in line with the reduced purchase activity through the fourth quarter.

The net cash used by investing activities primarily represents capital spending activity totaling $3.1 million. The fiscal 2017 capital projects were again limited to critical replacement and maintenance items and costs related to new product introduction. This was partially offset by proceeds from the sale of certain operating assets, primarily associated with the closure of our India plant.

The net cash provided by investing activities in fiscal 2016 of $1.1 million represents primarily the proceeds from the sale of Twin Disc Southeast in the first quarter of the fiscal year ($3.5 million) and the proceeds from a life insurance policy ($2.0 million), partially offset by relatively modest capital spending activity totaling $4.2 million. The capital projects for fiscal 2016 were limited to key replacement items and high potential new product introductions.

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

The net cash used by financing activities in fiscal 2017 of $2.4 million consisted primarily of net payments of debt ($2.2 million). During fiscal 2017, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

The net cash used by financing activities in fiscal 2016 of $8.1 million consisted primarily of dividends paid to shareholders ($2.0 million) and net payments of debt ($5.3 million). During fiscal 2016, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

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

In general, each revolving loan under the BMO Agreement will bear interest at a Eurodollar Rate, as defined. This rate as of June 30, 2017 was 2.80%. In addition to monthly interest payments, the Company will be responsible for paying a quarterly unused fee equal to 0.15% of the average daily unused portion of the revolving credit commitment. The Company may prepay loans subject to certain limitations. Borrowings under the BMO Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company has entered into a security agreement, IP security agreement and pledge agreement with BMO, and Mill-Log has entered into a guaranty agreement, guarantor security agreement and pledge agreement with BMO, which collectively grant BMO a security interest in these assets and holdings as administrative agent for itself and other lenders that may enter into the BMO Agreement. The Company has also entered into a negative pledge agreement with BMO, pursuant to which it has agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the BMO Agreement and the negative pledge agreement. Within thirty days upon the occurrence of an event of default (as defined) that is not cured within the prescribed cure period, or if availability under the BMO Agreement is less than the greater of 15% of the aggregate revolving credit commitments and $6.0 million, the Company and Mill-Log will execute and deliver mortgages to BMO on all real estate owned by them at such time to further secure borrowings under the BMO Agreement.

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

The Company’s balance sheet remains very strong, there are no material off-balance-sheet arrangements, and we continue to have sufficient liquidity for near-term needs. The Company had approximately $21.4 million of available borrowings under the BMO Agreement as of June 30, 2017. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of June 30, 2017, the Company also had cash of $16.4 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2018, the Company expects to contribute $2.3 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $4.0 million, or 4.5%, during fiscal 2017, and the current ratio (calculated as total current assets divided by total current liabilities) decreased from 3.5 at June 30, 2016 to 2.9 at June 30, 2017. The decrease in net working capital was primarily driven by an increase in accounts payable (volume driven) and accrued expenses (bonus accrual), and a decrease in cash (foreign repatriation). These favorable movements were partially offset by a volume driven increase in accounts receivable.

The Company expects capital expenditures to be approximately $7 million - $9 million in fiscal 2018. These anticipated expenditures reflect the Company’s plans to invest in modern equipment to drive productivity improvements, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no off-balance sheet arrangements, other than operating leases, as of June 30, 2017 and 2016.

The Company has obligations under non-cancelable operating lease contracts and loan and senior note agreements for certain future payments. A summary of those commitments follows (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Revolving loan borrowing	$6,285	$-	$-	$6,285	$-
Long-term debt, including current maturities	$38	$2	$6	$6	$24
Operating leases	$5,128	$2,435	$1,456	$999	$238

The table above does not include tax liabilities for unrecognized tax benefits totaling $0.8 million, excluding related interest and penalties, as the timing of their resolution cannot be estimated. See Note N of the Notes to the consolidated financial statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2018 contributions to all defined benefit plans will total $2.3 million.

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

The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value. Based upon the goodwill impairment review completed at the end of the third quarter of fiscal 2017, the Company recorded a non-cash impairment charge of $2.5 million. In 2016, the Company recorded a non-cash impairment charge of $7.6 million. See discussion in Note D in the Notes to the Consolidated Financial Statements.

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. For property, plant and equipment and other long-lived assets, excluding indefinite-lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary. In fiscal 2017, the Company recorded $0.1 million asset impairment charge related to its India restructuring activities. See discussion in Note P in the Notes to the Consolidated Financial Statements.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date. The approach used to determine the annual assumptions are as follows:

●

Discount Rate – based on the Willis Towers Watson BOND:Link model at June 30, 2017 as applied to the expected payouts from the pension plans. This yield curve is made up of Corporate Bonds rated AA or better.

●

Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

●	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
●

Retirement and Mortality Rates – based upon the Society of Actuaries RP-2014 base tables for annuitants and non-annuitants, adjusted for generational mortality improvement based on the Society of Actuaries MP-2016 projection scale.

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

Recently Issued Accounting Standards

See Note A, Significant Accounting Policies, to the consolidated financial statements for a discussion of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar rate. In accordance with BMO Agreement expiring April 22, 2021, the Company has the option of borrowing at a Eurodollar Rate plus an additional “Add-On” of 1.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at June 30, 2017 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in pretax interest expense of approximately $18,000.

Commodity price risk - The Company is exposed to fluctuations in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure. Direct material cost as a percent of total cost of goods sold was 53.7% for fiscal 2017.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 29% of the Company’s revenues in the year ended June 30, 2017 were denominated in currencies other than the U.S. dollar. Of that total, approximately 58% was denominated in euros with the balance comprised of Japanese yen, Indian rupee, Swiss franc and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2017 and 2016 was the euro. At June 30, 2017, one of the Company’s foreign subsidiaries had three outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $1,050,000 with a weighted average maturity of 53 days. The fair value of the Company’s contract was a loss of $29,000 at June 30, 2017. The Company had no outstanding forward exchange contracts at June 30, 2016.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2017	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$35,835	$33,672	$45,084	$53,591	$168,182
Gross profit	9,173	8,949	13,294	16,816	48,232
Restructuring expenses	258	816	293	424	1,791
Goodwill and other asset impairment charge	-	-	2,637	9	2,646
Net (loss) earnings	(2,671)	(2,892)	(1,728)	1,176	(6,115)
Net (loss) earnings attributable to Twin Disc	(2,696)	(2,912)	(1,849)	1,163	(6,294)
Basic (loss) earnings per share attributable to Twin Disc common shareholders	(0.24)	(0.26)	(0.16)	0.10	(0.56)
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	(0.24)	(0.26)	(0.16)	0.10	(0.56)
Dividends per share	-	-	-	-	-

2016	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$37,373	$44,829	$41,434	$42,646	$166,282
Gross profit	8,190	11,606	9,618	11,181	40,595
Restructuring expenses	-	515	272	134	921
Goodwill impairment charge	-	-	-	7,602	7,602
Net loss	(4,275)	(2,289)	(931)	(5,518)	(13,013)
Net loss attributable to Twin Disc	(4,323)	(2,301)	(963)	(5,517)	(13,104)
Basic loss per share attributable to Twin Disc common shareholders	(0.39)	(0.21)	(0.09)	(0.48)	(1.17)
Diluted loss per share attributable to Twin Disc common shareholders	(0.39)	(0.21)	(0.09)	(0.48)	(1.17)
Dividends per share	0.09	0.09	-	-	0.18

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

The Company conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework (2013 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2017.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2017, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2017, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

For information with respect to the executive officers of the Registrant, see "Executive Officers of the Registrant" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which is incorporated into this report by reference.

For information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which is incorporated into this report by reference. The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com. If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation," "Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation and Executive Development Committee Report,” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2017, is incorporated into this report by reference. Discussion in the Proxy Statement under the caption “Compensation and Executive Development Committee Report” is incorporated by reference but shall not be deemed “soliciting material” or to be “filed” as part of this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2017 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2017, which is incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2017 under the headings “Fees to Independent Registered Public Accounting Firm” and “Pre-approval Policies and Procedures.”

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Consolidated Financial Statements

See Index to Consolidated Financial Statements and Financial Statement Schedule, the Report of Independent Registered Public Accounting Firm and the Consolidated Financial Statements, all of which are incorporated by reference.

(a)(2) Consolidated Financial Statement Schedule

See Index to Consolidated Financial Statements and Financial Statement Schedule, and the Consolidated Financial Statement Schedule, all of which are incorporated by reference.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Twin Disc, Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Twin Disc, Incorporated and its subsidiaries at June 30, 2017 and June 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

August 31, 2017

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and 2016

(In thousands, except share amounts)

	2017	2016

ASSETS
Current assets:
Cash	$16,367	$18,273
Accounts receivable, net	31,392	25,363
Inventories	66,193	66,569
Prepaid expenses	8,295	7,353
Other	7,187	7,477
Total current assets	129,434	125,035

Property, plant and equipment, net	48,212	51,665
Goodwill, net	2,585	5,120
Deferred income taxes	24,198	25,870
Intangible assets, net	2,009	2,164
Other assets	4,460	4,068

Total assets	$210,898	$213,922

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,301	$14,716
Accrued liabilities	23,222	21,415
Total current liabilities	44,523	36,131

Long-term debt	6,323	8,501
Accrued retirement benefits	33,706	48,705
Deferred income taxes	1,011	827
Other long-term liabilities	1,768	2,705

Total liabilities	87,331	96,869

Commitments and contingencies (Note O)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	10,429	11,761
Retained earnings	169,368	175,662
Accumulated other comprehensive loss	(32,671)	(44,143)
	147,126	143,280
Less treasury stock, at cost (1,580,335 and 1,749,294 shares, respectively)	24,205	26,790

Total Twin Disc shareholders' equity	122,921	116,490

Noncontrolling interest	646	563

Total equity	123,567	117,053

Total liabilities and equity	$210,898	$213,922

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended June 30, 2017, 2016 and 2015

(In thousands, except share amounts)

	2017	2016	2015

Net sales	$168,182	$166,282	$265,790
Cost of goods sold	119,950	125,687	182,758
Gross profit	48,232	40,595	83,032

Marketing, engineering and administrative expenses	52,773	57,113	64,264
Restructuring expenses	1,791	921	3,282
Goodwill and other asset impairment charge	2,646	7,602	-
Other operating expense (income)	-	(445)	-
(Loss) earnings from operations	(8,978)	(24,596)	15,486

Other income (expense):
Interest income	72	147	124
Interest expense	(303)	(426)	(606)
Other income (expense), net	(320)	(420)	896
	(551)	(699)	414

(Loss) earnings before income taxes and noncontrolling interest	(9,529)	(25,295)	15,900

Income tax (benefit) expense	(3,414)	(12,282)	4,515

Net (loss) earnings	(6,115)	(13,013)	11,385

Less: Net earnings attributable to noncontrolling interest, net of tax	(179)	(91)	(212)

Net (loss) earnings attributable to Twin Disc	$(6,294)	$(13,104)	$11,173

(Loss) earnings per share data:
Basic (loss) earnings per share attributable to Twin Disc common shareholders	$(0.56)	$(1.17)	$0.99
Diluted (loss) earnings per share attributable to Twin Disc common shareholders	$(0.56)	$(1.17)	$0.99

Weighted average shares outstanding data:
Basic shares outstanding	11,239	11,203	11,273
Dilutive stock awards	-	-	4

Diluted shares outstanding	11,239	11,203	11,277

Comprehensive income (loss):
Net (loss) earnings	$(6,115)	$(13,013)	$11,385
Foreign currency translation adjustment	985	(1,557)	(14,119)
Benefit plan adjustments, net of income taxes of $6,149, ($3,340) and ($2,974), respectively	10,500	(7,080)	(5,499)
Comprehensive income (loss)	5,370	(21,650)	(8,233)
Less: Comprehensive income attributable to noncontrolling interest	(193)	(114)	(132)

Comprehensive income (loss) attributable to Twin Disc	$5,177	$(21,764)	$(8,365)

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2017, 2016 and 2015

(In thousands)

	2017	2016	2015
Cash flows from operating activities:
Net (loss) earnings	$(6,115)	$(13,013)	$11,385
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	7,017	8,847	10,161
Goodwill and other asset impairment charge	2,646	7,602	-
Stock compensation expense	1,615	1,295	696
Restructuring of operations	92	354	3,282
Provision for deferred income taxes	(4,245)	(12,203)	(442)
Other, net	7	74	215
Changes in operating assets and liabilities
Trade accounts receivable	(5,885)	18,422	(7,248)
Inventories	624	10,060	8,860
Other assets	(682)	938	(4,090)
Accounts payable	6,034	(6,285)	914
Accrued liabilities	983	(12,580)	380
Accrued/prepaid retirement benefits	1,087	(120)	(7,053)

Net cash provided by operating activities	3,178	3,391	17,060

Cash flows from investing activities:
Proceeds from sale of business (see Note P)	-	3,500	-
Proceeds from life insurance policy	-	2,002	-
Proceeds from sale of plant assets	217	124	279
Capital expenditures	(3,133)	(4,214)	(9,049)
Other, net	(126)	(270)	1,934

Net cash (used) provided by investing activities	(3,042)	1,142	(6,836)

Cash flows from financing activities:
Payments of senior notes	-	(3,571)	(3,600)
Borrowings under revolving loan agreement	53,920	89,473	83,681
Repayments under revolving loan agreement	(56,113)	(91,203)	(84,674)
Proceeds from exercise of stock options	-	12	15
Dividends paid to shareholders	-	(2,041)	(4,061)
Dividends paid to noncontrolling interest	(109)	(192)	(220)
Excess tax benefits (shortfall) from stock compensation	-	(349)	(26)
Payments of withholding taxes on stock compensation	(140)	(190)	(313)

Net cash used by financing activities	(2,442)	(8,061)	(9,198)

Effect of exchange rate changes on cash	400	(1,135)	(2,847)

Net change in cash	(1,906)	(4,663)	(1,821)

Cash:
Beginning of year	18,273	22,936	24,757

End of year	$16,367	$18,273	$22,936

Supplemental cash flow information:
Cash paid during the year for:
Interest	$300	$474	$569
Income taxes	27	1,758	5,061

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended June 30, 2017, 2016 and 2015

(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2014	$11,973	$183,695	$(15,943)	$(28,141)	$727	$152,311

Net earnings		11,173			212	11,385
Translation adjustments			(14,039)		(80)	(14,119)
Benefit plan adjustments, net of tax			(5,499)			(5,499)
Cash dividends		(4,061)			(220)	(4,281)
Compensation expense and windfall tax benefits	668					668
Shares (acquired) issued, net	(382)			84		(298)

Balance at June 30, 2015	12,259	190,807	(35,481)	(28,057)	639	140,167

Net (loss) earnings		(13,104)			91	(13,013)
Translation adjustments			(1,582)		25	(1,557)
Benefit plan adjustments, net of tax			(7,080)			(7,080)
Cash dividends		(2,041)			(192)	(2,233)
Compensation expense and windfall tax benefits	946					946
Shares (acquired) issued, net	(1,444)			1,267		(177)

Balance at June 30, 2016	11,761	175,662	(44,143)	(26,790)	563	117,053

Net (loss) earnings		(6,294)			179	(6,115)
Translation adjustments			972		13	985
Benefit plan adjustments, net of tax			10,500			10,500
Cash dividends					(109)	(109)
Compensation expense and windfall tax benefits	1,393					1,393
Shares (acquired) issued, net	(2,725)			2,585		(140)

Balance at June 30, 2017	$10,429	$169,368	$(32,671)	$(24,205)	$646	$123,567

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

A. SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

Consolidation Principles--The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly and majority-owned domestic and foreign subsidiaries (the “Company”). Certain foreign subsidiaries are included based on fiscal years ending May 31, to facilitate prompt reporting of consolidated accounts. The Company also has a controlling interest in a Japanese joint venture, which is consolidated based upon a fiscal year ending March 31. All significant intercompany transactions have been eliminated.

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is included in equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction (losses) gains of ($318), ($320) and $491 in fiscal 2017, 2016 and 2015, respectively.

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

Accounts Receivable--These represent trade accounts receivable and are stated net of an allowance for doubtful accounts of $1,519 and $1,824 at June 30, 2017 and 2016, respectively. The Company records an allowance for doubtful accounts provision for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. Various factors may adversely impact our customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain. While the Company believes current allowances for doubtful accounts are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable and accounts payable approximate fair value because of the immediate short-term maturity of these financial instruments. If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as described in Note M. The Company’s borrowings under the revolving loan agreement, which is classified as long-term debt and consists of loans that are routinely borrowed and repaid throughout the year, approximate fair value at June 30, 2017. If measured at fair value in the financial statements, long-term debt (including any current portion) would be classified as Level 2 in the fair value hierarchy, as described in Note M.

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

Periodically, the Company enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other income (expense) as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2017 and 2016 was the euro. At June 30, 2017, one of the Company’s foreign subsidiaries had three outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $1,050 with a weighted average maturity of 53 days. The fair value of the Company’s contract was a loss of $29 at June 30, 2017. The Company had no outstanding forward exchange contracts at June 30, 2016.

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

The Company early-adopted the new goodwill guidance, ASU 2017-04, during the third quarter of fiscal 2017. Under the new guidance, the goodwill impairment process has been simplified to a one-step approach. The fair value of a reporting unit, as defined, is compared to the carrying value of the reporting unit, including goodwill. The fair value is primarily determined using discounted cash flow analyses which is driven by projected growth rates, and which applies an appropriate market-participant discount rate; the fair value determined is also compared to the value obtained using a market approach from guideline public company multiples. If the carrying amount exceeds the fair value, that difference is recognized as an impairment loss.

The Company conducted interim qualitative assessments throughout the year, and its annual assessment for goodwill impairment as of June 30, 2017 and 2016 using updated inputs, including appropriate risk-based, country and company specific weighted average discount rates for the Company’s reporting units. As further described in Note D, these assessments resulted in the Company recognizing goodwill impairment charges in fiscal 2017 and 2016.

The fair value of the Company’s other intangible assets with indefinite lives, primarily tradenames, is estimated using the relief-from-royalty method, which requires assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate. The Company completed the impairment testing of indefinite-lived intangibles as of June 30, 2017 and concluded there were no impairments.

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

As more fully discussed in Recently Issued Accounting Standards, the Company expects to adopt ASU 2014-09 in fiscal 2019. Under the new guidance, the Company’s timing of recognizing revenue may change.

Shipping and Handling Fees and Costs--The Company records revenue from shipping and handling costs in net sales. The cost associated with shipping and handling of products is reflected in cost of goods sold.

Out-of-Period Adjustments--During the third quarter of fiscal 2015, the Company recorded an out-of-period adjustment for the correction of an error related to tax expense. More specifically, the Company understated tax expense by $175 for the year ended June 30, 2014. The impact of the correction of this error was to decrease net earnings by $175 for the fiscal year ended June 30, 2015. The Company does not believe this error is material to its financial statements for any prior period, nor that the correction of these errors was material to the year ended June 30, 2015, or any of the quarters therein.

During the fourth quarter of fiscal 2015, the Company recorded an out-of-period adjustment to correct an error related to an understatement of its accrued retirement benefits for certain of its international benefit plans that contain minimum return guarantees of approximately $470.  The impact of this correction was to increase comprehensive loss by $470.  The Company does not believe this error is material to its financial statements for any prior period, nor that the correction of this error is material to the year ended June 30, 2015.

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

In preparation for the adoption of this guidance, the Company gathered all active lease contracts from all its locations to assess whether or not they meet the definition of a lease under the new guidance, specifically, whether there is an identified asset in the contract, and whether or not control thereof lies with the Company. The Company assessed the practical expedients that are allowed under the guidance, including the exclusion of lease contracts with terms of twelve months or less. It assessed each contract for the appropriate lease payment components, discount rate, lease terms (dependent on renewal options) and compiled a preliminary calculation of the right-of-use assets and operating lease liability amounts that would be recognized on the Company’s balance sheet upon adoption of the guidance.

The Company is continuing its assessment, including the potential operational process changes as a result of the new guidance. It plans to early-adopt the guidance, using the modified retrospective approach, to coincide with its adoption of the new revenue recognition guidance, which is the first quarter of fiscal 2019.

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

In August 2014, the FASB issued updated guidance (ASU 2014-15) intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern. The amendments in this guidance are effective for annual periods ending after December 15, 2016 (the Company’s fiscal 2017), and for annual periods and interim periods thereafter. The Company adopted this guidance as of June 30, 2017 and it did not have an impact on the Company’s financial statements and disclosures.

In May 2014, the FASB issued updated guidance (ASU 2014-09) on revenue from contracts with customers. This revenue recognition guidance supersedes existing guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of control over promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance identifies steps to apply in achieving this principle. This updated guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 (the Company’s first quarter of fiscal 2019).

In preparation for the adoption of this guidance, the Company gathered customer contracts and customer purchase orders of its various locations to assess whether there are separate and distinct performance obligations, as defined by ASU 2014-09, within these agreements. The assessment has included interviews with various functions, including sales, engineering, customer service, and finance, to further analyze those performance obligations, both explicit and implicit (particularly as they relate to services). Under this ASU, revenue is recognized when or as each performance obligation is satisfied. Based upon the preliminary findings, the Company has identified indicators that suggest a deferral of revenue may be required for certain agreements where the performance of services after product delivery may be required. In certain agreements where the products are built to customer specifications, revenue may need to be accelerated. The Company is continuing its assessment, including whether or not these obligations are perfunctory or material to the financial statements. It plans to adopt the guidance on the effective date applicable to the Company, which is the first quarter of fiscal 2019. There are two transition methods available under the new standard, either full retrospective or modified retrospective. The Company has not yet determined which transition method it will use.

B. INVENTORIES

The major classes of inventories at June 30 were as follows:

	2017	2016
Finished parts	$45,829	$45,622
Work in process	8,358	8,020
Raw materials	12,006	12,927
	$66,193	$66,569

Inventories stated on a LIFO basis represent approximately 36% and 33% of total inventories at June 30, 2017 and 2016, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $26,422 and $26,451 at June 30, 2017 and 2016, respectively. The Company had reserves for inventory obsolescence of $9,068 and $8,823 at June 30, 2017 and 2016, respectively.

C. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows:

	2017	2016
Land	$6,556	$6,497
Buildings	46,479	45,808
Machinery and equipment	134,039	132,969
	187,074	185,274
Less: accumulated depreciation	(138,862)	(133,609)
	$48,212	$51,665

Depreciation expense for the years ended June 30, 2017, 2016 and 2015 was $6,849, $8,682 and $9,922, respectively.

D. GOODWILL AND OTHER INTANGIBLES

Goodwill

The Company reviews goodwill for impairment on a reporting unit basis annually as of the end of the fiscal year, and whenever events or changes in circumstances (“triggering events”) indicate that the carrying value of goodwill may not be recoverable.

As of June 30, 2016, the goodwill impairment test involved a two-step process. In step one, the fair value of each of the reporting units is compared to its carrying value, including the goodwill allocated to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, there is no indication of impairment and no further testing is required. If the fair value of the reporting unit is less than the carrying value, step two of the impairment test is performed to measure the amount of impairment loss, if any. In step two of the test, the fair value of the reporting unit’s assets and liabilities (both recognized and unrecognized intangible assets) are measured in accordance with ASC 805, “Business Combinations”, in a hypothetical purchase transaction and compared to the fair value of the reporting unit in order to calculate the implied fair value of goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

During the third quarter of fiscal 2017, the Company early-adopted the new goodwill guidance, ASU 2017-04. Under the new guidance, the goodwill impairment process has been simplified to a one-step approach. The fair value of a reporting unit, as defined, is compared to the carrying value of the reporting unit, including goodwill. The fair value is primarily determined using discounted cash flow analyses which is driven by projected growth rates, and which applies an appropriate market-participant discount rate; this fair value determined under the income approach is also compared to the value obtained using a market approach from guideline public company multiples. If the carrying amount exceeds the fair value, that difference is recognized as an impairment loss.

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

For the quarter ended March 31, 2017, the Company performed a review of potential triggering events, and concluded there were no triggering events that indicated that the fair value of its European Industrial reporting unit had declined to below its carrying value at March 31, 2017. However, as the review pertained to its U.S. Industrial reporting unit, the Company concluded that events have occurred during the quarter that were indicative that the fair value of the U.S. Industrial reporting unit had more likely than not declined to below its carrying value at March 31, 2017. Such events included the decline in the industry outlook, as well as the underperformance of this reporting unit relative to its forecasted sales and prior period performance.

In accordance with ASU 2017-04, the Company performed an impairment test using current assumptions, including updated forecasted cash flows and a company specific discount rate of 13.1%, for the U.S. Industrial reporting unit and concluded that it required an impairment charge of $2,550 to fully write off its remaining goodwill balance.

The changes in the carrying amount of goodwill are summarized as follows:

	Net Book Value Rollforward			Net Book Value By Reporting Unit
	Gross Carrying Amount	Accumulated Impairment	Net Book Value	U.S. Industrial	European Industrial	European Propulsion	Other
Balance at June 30, 2015	$16,459	$(3,670)	$12,789	$8,941	$2,542	$1,281	$25
Sale of business	(25)	-	(25)	-	-	-	(25)
Impairment	-	(7,602)	(7,602)	(6,391)	-	(1,211)	-
Translation adjustment	(42)	-	(42)	-	28	(70)	-
Balance at June 30, 2016	16,392	(11,272)	5,120	2,550	2,570	-	-
Impairment	-	(2,550)	(2,550)	(2,550)	-	-	-
Translation adjustment	15	-	15	-	15
Balance at June 30, 2017	$16,407	$(13,822)	$2,585	$-	$2,585	$-	$-

The total non-cash impairment charges of $2,550 and $7,602 in fiscal 2017 and 2016, respectively, do not result in any future cash expenditures, impact liquidity, affect the ongoing business or financial performance of the Company, impact compliance with our lending arrangements, or reduce borrowing capacity.

As at June 30, 2017, the balance of goodwill of $2,585 is carried in the European Industrial reporting unit. The fair value of the European Industrial reporting unit exceeded its carrying value by 57% and therefore no impairment charge was required for this reporting unit.

Other Intangibles

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Licensing agreements	Trade Name	Other
Balance at June 30, 2015	$13,272	$(11,299)	$1,973	$510	$1,459	$4
Addition	138		138			138
Amortization		(164)	(164)	(60)	(81)	(23)
Translation adjustment	16		16		15	1
Balance at June 30, 2016	13,426	(11,463)	1,963	450	1,393	120
Amortization		(168)	(168)	(60)	(80)	(28)
Translation adjustment	10	(1)	9		6	3
Balance at June 30, 2017	$13,436	$(11,632)	$1,804	$390	$1,319	$95

Other intangibles consist of certain amortizable acquisition costs, proprietary technology, computer software and certain customer relationships.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 13 years.

Intangible amortization expense for the years ended June 30, 2017, 2016 and 2015 was $168, $165 and $239, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows:

Fiscal Year
2018	$180
2019	177
2020	156
2021	150
2022	143
Thereafter	997

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of June 30, 2017 and 2016 are $205 and $201, respectively. These assets are comprised of acquired tradenames.

E. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows:

	2017	2016
Salaries and wages	$6,714	$4,851
Retirement benefits	3,027	3,550
Customer advances/deferred revenue	2,423	2,372
Distributor rebate	2,183	2,538
Warranty	1,708	2,532
Other	7,167	5,572
	$23,222	$21,415

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

	2017	2016

Reserve balance, July 1	$3,607	$5,245
Current period expense	615	646
Payments or credits to customers	(2,179)	(2,278)
Translation adjustment	19	(6)
Reserve balance, June 30	$2,062	$3,607

The current portion of the warranty accrual ($1,708 and $2,532 for fiscal 2017 and 2016, respectively) is reflected in accrued liabilities, while the long-term portion ($354 and $1,075 for fiscal 2017 and 2016, respectively) is included in other long-term liabilities on the Consolidated Balance Sheets.

G. DEBT

Long-term Debt:

Long-term debt consisted of the following at June 30:

	2017	2016
Revolving loan agreement	$6,285	$8,478
Other	38	23
Subtotal	6,323	8,501
Less: current maturities	-	-
Total long-term debt	$6,323	$8,501

The revolving loan agreement as of June 30, 2017 pertains to the revolving loan facility which the Company entered into on April 22, 2016 with Bank of Montreal (the “BMO Agreement”). The BMO Agreement is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, and certain machinery and equipment of its primary manufacturing facility in Racine, Wisconsin, and the personal property of Mill-Log Equipment Co., Inc., a wholly-owned domestic subsidiary of the Company.  The BMO Agreement provides for a borrowing base calculation to determine borrowing capacity.  This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments.  As of June 30, 2017, the Company’s borrowing capacity under the terms of the BMO Agreement was approximately $28,580, and the Company had approximately $21,365 of available borrowings. As of June 30, 2017, the interest rate under this agreement was 2.80%.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year
2018	$2
2019	3
2020	3
2021	6,288
2022	3
Thereafter	24
$6,323

Other lines of credit:

The Company has established unsecured lines of credit, which may be withdrawn at the option of the banks.  Under these arrangements, the Company has unused and available credit lines of $1,472 with a weighted average interest rate of 4.9% as of June 30, 2017, and $1,470 with a weighted average interest rate of 5.4% as of June 30, 2016.

H. LEASE COMMITMENTS

The Company leases certain office and warehouse space, as well as production and office equipment. Approximate future minimum rental commitments under noncancellable operating leases are as follows:

Fiscal Year
2018	$2,435
2019	859
2020	597
2021	515
2022	484
Thereafter	238
$5,128

Total rent expense for operating leases approximated $2,982, $3,240 and $3,550 in fiscal 2017, 2016 and 2015, respectively.

I. SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2017, 2016 and 2015 was 11,519,133, 11,350,174 and 11,267,347, respectively. At June 30, 2017, 2016 and 2015, treasury stock consisted of 1,580,335, 1,749,294 and 1,832,121 shares of common stock, respectively. The Company issued 168,959, 83,377 and 49,314 shares of treasury stock in fiscal 2017, 2016 and 2015, respectively, to fulfill its obligations under the stock option plans and restricted stock grants. The Company also recorded forfeitures of 0 and 1,750 shares of previously issued restricted stock in fiscal 2017 and 2016, respectively. The difference between the cost of treasury shares and the option price is recorded in common stock.

Under an authorization given by the Board of Directors on July 27, 2012, the Company is permitted to make open market purchases of its common stock.  The Company did not make any open market purchases during the three most recent fiscal years.  As of June 30, 2017, 2016, and 2015, 315,000 shares remain authorized for purchase.

Cash dividends per share were $0.00, $0.18 and $0.36 in fiscal 2017, 2016 and 2015, respectively.

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

The components of accumulated other comprehensive loss included in equity as of June 30, 2017 and 2016 are as follows:

	2017	2016
Translation adjustments	$6,130	$5,158
Benefit plan adjustments, net of income taxes of $21,601 and $27,750 respectively	(38,801)	(49,301)
Accumulated other comprehensive loss	$(32,671)	$(44,143)

A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the years ended June 30, 2015, June 30, 2016 and June 30, 2017 is as follows:

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2014	$20,779	$(36,722)
Other comprehensive loss before reclassifications	(14,039)	(7,518)
Amounts reclassified from accumulated other comprehensive income	-	2,019
Net current period other comprehensive loss	(14,039)	(5,499)
Balance at June 30, 2015	$6,740	$(42,221)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2015	$6,740	$(42,221)
Other comprehensive loss before reclassifications	(1,582)	(10,101)
Amounts reclassified from accumulated other comprehensive income	-	3,021
Net current period other comprehensive loss	(1,582)	(7,080)
Balance at June 30, 2016	$5,158	$(49,301)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2016	$5,158	$(49,301)
Other comprehensive income before reclassifications	972	8,025
Amounts reclassified from accumulated other comprehensive income	-	2,475
Net current period other comprehensive income	972	10,500
Balance at June 30, 2017	$6,130	$(38,801)

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

A reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the year ended June 30, 2017 is as follows:

Amount
Reclassified
Amortization of benefit plan items
Actuarial losses	$(3,821)
Transition asset and prior service benefit	(101)
Total before tax benefit	(3,922)
Tax benefit	1,447
Total reclassification net of tax	$(2,475)

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

Net sales by product group is summarized as follows:

	2017	2016	2015
Industrial	$28,769	$32,437	$42,078
Land based transmissions	42,386	29,028	76,450
Marine and propulsion systems	91,629	98,925	141,137
Other	5,398	5,892	6,125
Total	$168,182	$166,282	$265,790

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

Information about the Company's segments is summarized as follows:

2017	Manufacturing	Distribution	Total
Net Sales	$146,491	$67,804	$214,295
Intra-segment sales	13,146	7,296	20,442
Inter-segment sales	22,921	2,750	25,671
Interest income	42	32	74
Interest expense	301	-	301
Income taxes	1,684	784	2,468
Depreciation and amortization	6,125	425	6,550
Net earnings attributable to Twin Disc	629	2,438	3,067
Assets	222,136	50,418	272,554
Expenditures for segment assets	2,674	290	2,964

2016	Manufacturing	Distribution	Total
Net Sales	$140,965	$74,199	$215,164
Intra-segment sales	11,476	7,854	19,330
Inter-segment sales	26,883	2,669	29,552
Interest income	117	25	142
Interest expense	397	1	398
Income taxes	(2,554)	108	(2,446)
Depreciation and amortization	7,536	471	8,007
Net (loss) earnings attributable to Twin Disc	(12,694)	762	(11,932)
Assets	221,590	52,719	274,309
Expenditures for segment assets	3,850	188	4,038

2015	Manufacturing	Distribution	Total
Net Sales	$232,545	$120,594	$353,139
Intra-segment sales	19,541	9,584	29,125
Inter-segment sales	54,947	3,277	58,224
Interest income	171	33	204
Interest expense	946	-	946
Income taxes	7,125	1,646	8,771
Depreciation and amortization	8,103	502	8,605
Net earnings attributable to Twin Disc	12,861	6,350	19,211
Assets	246,374	62,134	308,508
Expenditures for segment assets	7,335	1,271	8,606

The following is a reconciliation of reportable segment net sales and net (loss) earnings to the Company’s consolidated totals:

	2017	2016	2015
Net sales:
Total net sales from reportable segments	$214,295	$215,164	$353,139
Elimination of inter-company sales	(46,113)	(48,882)	(87,349)
Total consolidated net sales	$168,182	$166,282	$265,790

Net (loss) earnings attributable to Twin Disc:
Total net earnings (loss) from reportable segments	$3,067	$(11,932)	$19,211
Other adjustments and corporate expenses	(9,361)	(1,172)	(8,038)
Total consolidated net (loss) earnings attributable to Twin Disc	$(6,294)	$(13,104)	$11,173

Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and global functional expenses.

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2017
Interest income	$74	$(2)	$72
Interest expense	301	2	303
Income taxes	2,468	(5,882)	(3,414)
Depreciation and amortization	6,550	467	7,017
Assets	272,554	(61,656)	210,898
Expenditures for segment assets	2,964	169	3,133

2016
Interest income	$142	$5	$147
Interest expense	398	28	426
Income taxes	(2,446)	(9,836)	(12,282)
Depreciation and amortization	8,007	840	8,847
Assets	274,309	(60,387)	213,922
Expenditures for segment assets	4,038	176	4,214

2015
Interest income	$204	$(80)	$124
Interest expense	946	(340)	606
Income taxes	8,771	(4,256)	4,515
Depreciation and amortization	8,605	1,556	10,161
Assets	308,508	(58,646)	249,862
Expenditures for segment assets	8,606	443	9,049

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows:

	2017	2016	2015
Net sales
United States	$82,730	$77,147	$131,198
Italy	12,176	13,294	14,457
Australia	10,913	9,943	10,454
Canada	9,962	8,699	13,661
China	7,936	9,019	19,712
Other countries	44,465	48,180	76,308
Total	$168,182	$166,282	$265,790

Net sales by geographic region are based on product shipment destination.

Long-lived assets primarily pertain to property, plant and equipment and exclude goodwill and other intangibles. They are summarized as follows:

Long-lived assets	2017	2016
United States	$34,310	$37,319
Belgium	7,399	7,154
Switzerland	7,324	7,145
Italy	1,829	1,638
Other countries	1,810	2,477
Total	$52,672	$55,733

The Company has one distributor customer, primarily of our manufacturing segment, that accounted for 11% and 12% of total Company sales for fiscal 2017 and fiscal 2016, respectively.  Another distributor customer accounted for 12% and 11% of total Company sales in fiscal 2016 and fiscal 2015, respectively.

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

Shares available for future awards as of June 30 were as follows:

	2017	2016
2010 Employee Incentive Plan	97,609	333,054
2010 Directors' Plan	100,426	144,656

Performance Stock Awards (“PSA”)

In fiscal 2017, 2016 and 2015, the Company granted a target number of 109,598, 60,466 and 16,261 PSAs, respectively, to various employees of the Company, including executive officers. The PSAs granted in fiscal 2017 will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2019. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 164,397. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for these PSAs. The PSAs granted in fiscal 2016 will vest if the Company achieves (a) performance-based target objectives relating to average annual sales and consolidated economic profit, and (b) relative Total Shareholder Return (“TSR”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2018. These PSAs are subject to adjustment if the Company’s net sales, economic profit and relative TSR for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 90,699. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing as compensation expense for the portion of the PSAs relating to the average annual sales and economic profit measures. The Company is currently accruing compensation expense for the TSR measure. Compensation expense relating to the relative TSR portion is recognized based on the grant date fair value over the vesting period. The PSAs granted in fiscal 2015 expired on June 30, 2017. No compensation expense was recognized on these PSAs in fiscal 2017, 2016, and 2015, because the economic profit target performance level was not met. There were 170,064, 72,217 and 25,949 unvested PSAs outstanding at June 30, 2017, 2016 and 2015, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year ended June 30, 2017, 2016 and 2015, related PSAs, approximated $59, $54 and $0, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2017 was $12.32. At June 30, 2017, the Company had $1,981 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2017 and 2016 awards. The total fair value of performance stock awards vested in fiscal 2017, 2016 and 2015 was $0.

Performance Stock Unit Awards (“PSU”)

There were no grants of PSUs during fiscal 2017 and fiscal 2016. In fiscal 2015, the Company granted a target number of 15,861 PSUs to various employees of the Company, including executive officers. These PSUs expired unvested on June 30, 2017. No compensation expense was recognized on these PSUs in 2017, 2016, and 2015 because the economic profit target performance level was not met. There were no unvested PSUs outstanding at June 30, 2017, and there were 11,351 and 29,855 unvested PSUs outstanding at 2016 and 2015, respectively. At June 30, 2017, the Company had no unrecognized compensation expense related to PSUs. The total fair value of PSUs vested in fiscal 2017, 2016 and 2015 was $0. The PSUs are cash settled liability awards; as of June 30, 2017 and June 30, 2016, there were no awards included in liabilities.

Restricted Stock Awards (“RS”)

The Company has unvested RS outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation over the vesting period, which is generally 1 to 3 years. During fiscal 2017, 2016 and 2015, the Company granted 181,828, 95,738 and 59,494 service based restricted shares, respectively, to employees and non-employee directors in each year. A total of 0, 1,750 and 46,240 shares of restricted stock were forfeited during fiscal 2017, 2016 and 2015, respectively. There were 269,584, 142,971 and 94,183 unvested shares outstanding at June 30, 2017, 2016 and 2015, respectively. Compensation expense of $1,555, $1,241 and $696 was recognized during the year ended June 30, 2017, 2016 and 2015, respectively, related to these service-based awards. The total fair value of restricted stock grants vested in fiscal 2017, 2016 and 2015 was $587, $681 and $993, respectively. As of June 30, 2017, the Company had $1,569 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Stock Options

The 2010 Directors’ Plan may grant options to purchase shares of common stock, at the discretion of the Board of Directors, to non-employee directors who are elected or reelected to the board, or who continue to serve on the board. Such options carry an exercise price equal to the fair market value of the Company’s common stock as of the date of grant, vest immediately, and expire ten years after the date of grant. Options granted under the 2010 Employee Incentive Plan are determined to be non-qualified or incentive stock options as of the date of grant, and may carry a vesting schedule. For options under the 2010 Employee Incentive Plan that are intended to qualify as incentive stock options, if the optionee owns more than 10% of the total combined voting power of the Company’s stock, the price will not be less than 110% of the grant date fair market value and the options expire five years after the date of grant. There were no incentive options granted to a greater than 10% shareholder during the years presented. There were no options outstanding under the 2010 Directors’ Plan and the 2010 Employee Incentive Plan as of June 30, 2017 and 2016.

2004 Plans

The Company has 13,200 non-qualified stock options outstanding as of June 30, 2017 under the 2004 Twin Disc, Incorporated Plan for Non-Employee Directors and 2004 Twin Disc, Incorporated Stock Incentive Plan. The 2004 plans were terminated during 2011, except options then outstanding will remain so until exercised or until they expire.

Stock option transactions under the 2004 plans during 2017 were as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	2017	Price	Life (years)	Value

Non-qualified stock options:
Options outstanding at beginning of year	16,800	$16.80
Granted	-	-
Canceled/expired	(3,600)	18.01
Exercised	-	-
Options outstanding at June 30	13,200	$16.47	2.09	$35.5

Options price range ($10.01 - $27.55)

In addition, the Company computes its windfall tax pool using the shortcut method. ASC 718, “Compensation – Stock Compensation”, requires the Company to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. All options were 100% vested at the adoption of this statement.

During fiscal 2017, 2016 and 2015 the Company granted no non-qualified stock options and all non-qualified stock options from prior periods have fully vested. As a result, no compensation cost has been recognized in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2017, 2016 and 2015, respectively.

The total intrinsic value of options exercised during the years ended June 30, 2017, 2016 and 2015 was approximately $0, $4 and $55, respectively.

L. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,547, $1,805 and $2,288 in fiscal 2017, 2016 and 2015, respectively. Total engineering and development costs were $8,888, $9,481 and $11,091 in fiscal 2017, 2016 and 2015, respectively.

M. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has non-contributory, qualified defined benefit pension plans covering substantially all domestic employees hired prior to October 1, 2003, and certain foreign employees. Domestic plan benefits are based on years of service, and, for salaried employees, on average compensation for benefits earned prior to January 1, 1997, and on a cash balance plan for benefits earned from January 1, 1997 through July 31, 2009, at which time the Company froze future accruals under domestic defined benefit pension plans. The Company's funding policy for the plans covering domestic employees is to contribute an actuarially determined amount which falls between the minimum and maximum amount that can be deducted for federal income tax purposes.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2017 and 2016 was June 30.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive income as of June 30:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$129,056	$127,733	$15,933	$16,372
Service cost	1,009	770	20	28
Interest cost	4,213	4,968	420	604
Actuarial (gain) loss	(6,980)	7,043	(3,380)	496
Contributions by plan participants	139	143	472	519
Benefits paid	(9,267)	(11,601)	(1,891)	(2,086)
Benefit obligation, end of year	$118,170	$129,056	$11,574	$15,933

Change in plan assets:
Fair value of assets, beginning of year	$94,164	$104,681	$-	$-
Actual return on plan assets	7,967	(1,442)	-	-
Employer contribution	1,369	2,383	1,419	1,567
Contributions by plan participants	139	143	472	519
Benefits paid	(9,267)	(11,601)	(1,891)	(2,086)
Fair value of assets, end of year	$94,372	$94,164	$-	$-

Funded status	$(23,798)	$(34,892)	$(11,574)	$(15,933)
Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$694	$654	$-	$-
Accrued liabilities - current	(706)	(805)	(1,654)	(1,969)
Accrued retirement benefits - noncurrent	(23,786)	(34,741)	(9,920)	(13,964)
Net amount recognized	$(23,798)	$(34,892)	$(11,574)	$(15,933)
Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$790	$285	$-	$-
Actuarial net loss	37,140	45,850	871	3,166
Net amount recognized	$37,930	$46,135	$871	$3,166

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified domestic defined benefit and other postretirement benefit plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$100	$-
Actuarial net loss	3,037	12
Net amount to be recognized	$3,137	$12

The accumulated benefit obligation for all defined benefit pension plans was approximately $118,170 and $129,056 at June 30, 2017 and 2016, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2017	2016
Projected and accumulated benefit obligation	$117,250	$127,528
Fair value of plan assets	92,758	91,982

Components of Net Periodic Benefit Cost:

	Pension Benefits
	2017	2016	2015
Service cost	$1,009	$770	$465
Interest cost	4,213	4,968	4,862
Expected return on plan assets	(5,902)	(6,874)	(7,272)
Amortization of transition obligation	35	33	36
Amortization of prior service cost	66	59	-
Amortization of actuarial net loss	3,591	3,627	2,436
Net periodic benefit cost	$3,012	$2,583	$527

	Other Postretirement Benefits
	2017	2016	2015
Service cost	$21	$28	$30
Interest cost	420	604	579
Amortization of actuarial net loss	230	728	638
Net periodic benefit cost	$671	$1,360	$1,247

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2017 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net gain	$(9,057)	$(3,380)
Prior service cost	(10)	-
Amortization of transition asset	(35)	-
Amortization of prior service cost	(66)	-
Amortization of net (loss) gain	(3,613)	(230)
Total recognized in other comprehensive income	(12,781)	(3,610)
Net periodic benefit cost	3,012	671
Total recognized in net periodic benefit cost and other comprehensive income	$(9,769)	$(2,939)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2016 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss	$15,514	$496
Prior service cost	58	-
Amortization of transition asset	(33)	-
Amortization of prior service cost	(59)	-
Amortization of net (loss) gain	(3,627)	(728)
Total recognized in other comprehensive income	11,853	(232)
Net periodic benefit cost	2,583	1,360
Total recognized in net periodic benefit cost and other comprehensive income	$14,436	$1,128

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2015 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss	$9,406	$882
Amortization of transition asset	(36)	-
Amortization of net (loss) gain	(2,436)	(638)
Total recognized in other comprehensive income	6,934	244
Net periodic benefit cost	527	1,247
Total recognized in net periodic benefit cost and other comprehensive income	$7,461	$1,491

Additional Information

Assumptions

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine benefit obligations at June 30
	2017	2016	2017	2016
Discount rate	3.51%	3.35%	3.41%	3.27%
Expected return on plan assets	6.68%	6.57%

				Other
	Pension Benefits			Postretirement Benefits
Weighted average assumptions used to determine net periodic benefit costs for years ended June 30
	2017	2016	2015	2017	2016	2015
Discount rate	3.35%	4.05%	4.06%	3.27%	3.93%	3.76%
Expected return on plan assets	6.57%	7.11%	7.39%

The assumed weighted-average healthcare cost trend rate was 7.25% in 2017, grading down to 5% in 2022. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $250 and the service and interest cost by approximately $10. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $221 and the service and interest cost by approximately $9.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2017 and 2016 by asset category are as follows:

	Target	June 30
Asset Category	Allocation	2017	2016
Equity securities	65%	65%	63%
Debt securities	25%	25%	25%
Real estate	10%	10%	12%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The U.S. pension plans held 98,211 shares of Company stock with a fair market value of $1,585.1 (1.7 percent of total plan assets) at June 30, 2017 and 98,211 shares with a fair market value of $1,054.8 (1.1 percent of total plan assets) at June 30, 2016.

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

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments
Level II	Unadjusted quoted prices in active markets for similar instruments, or
Unadjusted quoted prices for identical or similar instruments in markets that are not active, or
Other inputs that are observable in the market or can be corroborated by observable market data
Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2017:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$1,203	$1,203	$-	$-
Equity securities:
Company common stock (a)	1,585	1,585	-	-
Common stock (a)	23,263	23,263	-	-
Mutual funds (b)	11,259	11,259	-	-
Annuity contracts (c)	7,779	-	-	7,779
Total	$45,089	$37,310	$-	$7,779
Investments Measured at Net Asset Value (d)	49,283
Total	$94,372

The following table presents plan assets using the fair value hierarchy as of June 30, 2016:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$1,143	$1,143	$-	$-
Equity securities:
Company common stock (a)	1,055	1,055	-	-
Common stock (a)	22,440	22,440	-	-
Mutual funds (b)	11,432	11,432	-	-
Annuity contracts (c)	9,031	-	-	9,031
Total	$45,101	$36,070	$-	$9,031
Investments Measured at Net Asset Value (d)	49,063
Total	$94,164

(a) Common stock is valued at the closing price reported on the active market on which the individual securities are traded. These securities include U.S. equity securities invested in companies that are traded on exchanges inside the U.S. and international equity securities invested in companies that are traded on exchanges outside the U.S.

(b) Mutual funds are valued at the daily closing price as reported by the fund. Mutual funds held by the Company’s funded benefit plans are open-end mutual funds that are registered with the Securities Exchange Commission. These funds are required to publish their daily net asset value (“NAV”) and to transact at that price. The mutual funds held by the Company’s funded benefit plans are deemed to be actively traded.

(c) Annuity contracts represent contractual agreements in which payments are made to an insurance company, which agrees to pay out an income or lump sum amount at a later date. Annuity contracts are valued at the net present value of future cash flows.

(d) In accordance with ASC 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at the end of the year.

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of June 30, 2017 and June 30, 2016:

	2017	2016
Fixed income funds	$20,819	$20,842
International equity securities	4,760	3,793
Real estate	8,566	10,537
Hedged equity mutual funds	15,138	13,891
Total	$49,283	$49,063

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2017 and 2016 (in thousands):

	2017	2016
Beginning balance	$9,031	$9,508
Actual return on plan assets:
Relating to assets still held at reporting date	659	38
Purchases, sales and settlements, net	(1,911)	(619)
Transfers in and/or out of Level III	-	104
Ending balance	$7,779	$9,031

Cash Flows

Contributions

The Company expects to contribute $2,265 to its defined benefit pension plans in fiscal 2018.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits

2018	$10,890	$1,682
2019	9,399	1,348
2020	9,161	1,238
2021	8,681	1,144
2022	8,130	1,044
Years 2023 - 2027	35,760	3,907

The Company does not expect to make any Part D reimbursements for the periods presented.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $1,658, $2,058 and $2,526 in fiscal 2017, 2016 and 2015, respectively.

N. INCOME TAXES

United States and foreign earnings before income taxes and minority interest were as follows:

	2017	2016	2015
United States	$(13,048)	$(29,293)	$5,614
Foreign	3,519	3,998	10,286
	$(9,529)	$(25,295)	$15,900

The provision (benefit) for income taxes is comprised of the following:

	2017	2016	2015
Currently payable:
Federal	$(191)	$(1,683)	$1,607
State	251	136	518
Foreign	771	1,468	2,832
	831	(79)	4,957
Deferred:
Federal	(3,906)	(10,978)	408
State	(706)	(787)	5
Foreign	367	(438)	(855)
	(4,245)	(12,203)	(442)
	$(3,414)	$(12,282)	$4,515

The components of the net deferred tax asset as of June 30 are summarized in the table below.

	2017	2016
Deferred tax assets:
Retirement plans and employee benefits	$13,755	$19,106
Foreign tax credit carryforwards	7,620	8,887
Federal tax credits	1,131	191
State net operating loss and other state credit carryforwards	1,213	768
Federal net operating loss	2,299	-
Inventory	1,992	1,775
Reserves	833	1,544
Foreign NOL carryforwards	3,606	3,176
Accruals	460	522
Other assets	665	678
	33,574	36,647
Deferred tax liabilities:
Property, plant and equipment	5,488	6,329
Intangibles	971	2,011
Other liabilities	125	140
	6,584	8,480
Valuation Allowance	(3,803)	(3,123)
Total net deferred tax assets	$23,187	$25,044

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During fiscal 2017, the Company reported operating income in certain foreign jurisdictions where the loss carryforward period is unlimited. The Company has evaluated the likelihood of whether the net deferred tax assets related to these jurisdictions would be realized and concluded that based primarily upon the uncertainty to achieve levels of sustained improvement and uncertain exchange rates in these jurisdictions; (a) it is more likely than not that $3,803 of deferred tax assets would not be realized; and that (b) a full valuation allowance on the balance of deferred tax assets relating to these jurisdictions continues to be necessary. The Company recorded a net increase in valuation allowance of $680 in fiscal 2017 due to higher cumulative operating losses in these jurisdictions. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income and foreign source income to realize the remaining deferred tax assets.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations:

	2017	2016	2015

U.S. federal income tax at 34%	$(3,240)	$(8,601)	$5,491
Increases (reductions) in tax resulting from:
Foreign tax items	(179)	(2,525)	362
State taxes	(499)	(374)	32
Valuation allowance	(47)	(1,288)	(1,121)
Change in prior year estimate	899	473	157
Research and development tax credits	(230)	(348)	(337)
Section 199 deduction	-	-	(96)
Unrecognized tax benefits	65	(21)	5
Goodwill impairment	-	420	-
Other, net	(183)	(18)	22
	$(3,414)	$(12,282)	$4,515

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that these earnings remain permanently invested, and has no plans to repatriate funds to the U.S. for the foreseeable future. These earnings relate to ongoing operations and were approximately $3,667 at June 30, 2017. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. It is not practicable to estimate the amount of unrecognized withholding taxes and deferred tax liability on such earnings. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2013 through 2017 for our major operations in Italy, Belgium and Japan. The tax years open to examination in the U.S. are for years subsequent to fiscal 2013.

The Company has approximately $827 of unrecognized tax benefits as of June 30, 2017, which, if recognized would impact the effective tax rate. During the fiscal year the amount of unrecognized tax benefits increased primarily due to reserves established for the current year. During the next twelve months, the Company anticipates closure of the Internal Revenue Service audit of fiscal year 2015. This could result in a significant change to the unrecognized tax benefits. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits:

	June 30, 2017	June 30, 2016
Unrecognized tax benefits, beginning of year	$790	$810
Additions based on tax positions related to the prior year	-	12
Additions based on tax positions related to the current year	55	172
Reductions based on tax positions related to the prior year	(13)	(4)
Subtractions due to statutes closing	(5)	(179)
Settlements with Taxing Authorities	-	(21)
Unrecognized tax benefits, end of year	$827	$790

Substantially all of the Company’s unrecognized tax benefits as of June 30, 3017, if recognized, would affect the effective tax rate. As of June 30, 2017 and 2016, the amounts accrued for interest and penalties totaled $94 and $61, respectively, and are not included in the reconciliation above.

O. CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, are not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows, either individually or in the aggregate.

P. RESTRUCTURING OF OPERATIONS

In response to challenging global market conditions within the Company’s oil and gas, global pleasure craft and commercial marine markets, the Company undertook a series of restructuring actions starting in late fiscal 2015, and continuing into the current fiscal year.

In March 2017, the Company formally commenced the exit from its India manufacturing operations by announcing the closure of its India factory. Exit activities include the involuntary termination of its factory employees, termination of leased facilities, and sale and/or disposal of certain plant equipment. As a result of these activities, an asset impairment charge of $96 is included in the statement of operations.

During fiscal 2017, the Company implemented additional restructuring activities, which primarily involved the reduction of workforce in its U.S., Belgian, and Italian manufacturing operations under a combination of voluntary and involuntary separation programs. These actions resulted in the elimination of 158 full-time employees in the manufacturing segment since June 2015. These actions resulted in a pre-tax restructuring charge of $1,791, $921 and $3,282 in fiscal 2017, 2016 and 2015, respectively. Accumulated costs to date under these programs within the manufacturing segment through June 30, 2017 were $5,875.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2015	$3,776
Additions	921
Payments and adjustments	(3,896)
Accrued restructuring liability, June 30, 2016	801
Additions	1,791
Payments and adjustments	(2,500)
Accrued restructuring liability, June 30, 2017	$92

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

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended June 30, 2017, 2016 and 2015 (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(1)	Period

2017:
Allowance for losses on accounts receivable	$1,824	$127	$432	$1,519
Deferred tax valuation allowance	$3,123	$826	$146	$3,803

2016:
Allowance for losses on accounts receivable	$2,183	$237	$596	$1,824
Deferred tax valuation allowance	$3,577	$257	$711	$3,123

2015:
Allowance for losses on accounts receivable	$3,637	$304	$1,758	$2,183
Deferred tax valuation allowance	$5,593	$805	$2,821	$3,577

(1) Activity primarily represents amounts written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 31, 2017	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 31, 2017	By: /s/ DAVID B. RAYBURN
David B. Rayburn
Chairman of the Board

August 31, 2017	By: /s/ JOHN H. BATTEN
John H. Batten
President, Chief Executive Officer

August 31, 2017	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

August 31, 2017	By: /s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller (Chief Accounting Officer)

August 31, 2017	Michael Doar, Director
Janet P. Giesselman, Director David W. Johnson, Director
Michael C. Smiley, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Attorney in Fact)

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K for Year Ended June 30, 2017

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

Exhibit 10	Material Contracts	Included Herewith
a)	Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10a) of the Company’s June 30, 2016 Form 10-K dated September 13, 2016). File No. 001-07635.
b)	The 2004 Stock Incentive Plan as amended (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 20, 2006). File No. 001-07635.
c)	The 2004 Stock Incentive Plan for Non-Employee Directors as amended (Incorporated by reference to Exhibit 99 of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
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

g)	Form of Restricted Stock Grant Agreement for restricted stock grants on July 31, 2015 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 5, 2015). File No. 001-07635.
h)

Form of Performance Stock Award Grant Agreement for award of performance shares on July 28, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 3, 2016). File No. 001-07635.

i)

Form of Restricted Stock Award Grant Agreement for restricted stock grants on July 28, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 3, 2016). File No. 001-07635.

j)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 2, 2017 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 8, 2017). File No. 001-07635.

k)

Form of Restricted Stock Award Grant Agreement for restricted stock grants on August 2, 2017 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 8, 2017). File No. 001-07635.

l)

Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

m)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.4, 10.5 and 10.6 of the Company’s Form 8-K dated August 5, 2014). File No. 001-07635.
n)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
o)

Credit Agreement Between Twin Disc, Incorporated and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 2016). File No. 001-07635.

p)

Security Agreement Between Twin Disc, Incorporated, Mill-Log Equipment Co., Inc., and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 26, 2016). File No. 001-07635.

q)

IP Security Agreement Between Twin Disc, Incorporated and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated April 26, 2016). File No. 001-07635.

r)

Pledge Agreement Between Twin Disc, Incorporated, Mill-Log Equipment Co., Inc. and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated April 26, 2016). File No. 001-07635.

s)

Guaranty Agreement Between Mill-Log Equipment Co., Inc. and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated April 26, 2016). File No. 001-07635.

t)

Guarantor Security Agreement Between Mill-Log Equipment Co., Inc. and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K dated April 26, 2016). File No. 001-07635.

u)

Negative Pledge Agreement Between Twin Disc, Incorporated and Bank of Montreal, dated April 22, 2016 (Incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K dated April 26, 2016). File No. 001-07635.

Included
Exhibit	Description	Herewith
21	Subsidiaries of the Registrant	X
23	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X

101.INS XBRL	Instance Document, filed herewith
101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith