Form 10-Q
period 2017-09-29
TWIN DISC INC
filed 2017-11-01
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 2017

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

Large Accelerated Filer __	Accelerated Filer √
Non-accelerated filer (Do not check if a smaller reporting company)
Smaller reporting company__	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No √

At October 27, 2017, the registrant had 11,592,011 shares of its common stock outstanding.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 29, 2017	June 30, 2017

ASSETS
Current assets:
Cash	$15,461	$16,367
Trade accounts receivable, net	27,514	31,392
Inventories	70,037	66,193
Prepaid expenses	8,018	8,295
Other	7,537	7,187
Total current assets	128,567	129,434

Property, plant and equipment, net	48,344	48,212
Deferred income taxes	28,822	24,198
Goodwill, net	2,757	2,585
Intangible assets, net	2,070	2,009
Other assets	4,443	4,460

Total assets	$215,003	$210,898

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,486	$21,301
Accrued liabilities	21,749	23,222
Total current liabilities	41,235	44,523

Long-term debt	8,244	6,323
Accrued retirement benefits	32,727	33,706
Deferred income taxes	1,029	1,011
Other long-term liabilities	1,687	1,768

Total liabilities	84,922	87,331

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	9,878	10,429
Retained earnings	172,760	169,368
Accumulated other comprehensive loss	(29,650)	(32,671)
	152,988	147,126
Less treasury stock, at cost (1,526,945 and 1,580,335 shares, respectively)	23,388	24,205

Total Twin Disc shareholders' equity	129,600	122,921

Noncontrolling interest	481	646

Total equity	130,081	123,567

Total liabilities and equity	$215,003	$210,898

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended
	September 29, 2017	September 30, 2016

Net sales	$45,064	$35,835
Cost of goods sold	31,169	26,662
Gross profit	13,895	9,173

Marketing, engineering and administrative expenses	13,668	12,475
Restructuring expenses	1,218	258
Loss from operations	(991)	(3,560)

Interest expense	64	53
Other expense, net	198	110
	262	163

Loss before income taxes and noncontrolling interest	(1,253)	(3,723)
Income tax benefit	(4,658)	(1,052)

Net income (loss)	3,405	(2,671)
Less: Net earnings attributable to noncontrolling interest, net of tax	(13)	(25)

Net income (loss) attributable to Twin Disc	$3,392	$(2,696)

Dividends per share	$-	$-

Income (loss) per share data:
Basic income (loss) per share	$0.29	$(0.24)
Diluted income (loss) per share	$0.29	$(0.24)

Weighted average shares outstanding data:
Basic shares outstanding	11,256	11,217
Diluted shares outstanding	11,259	11,217

Comprehensive income (loss):
Net income (loss)	$3,405	$(2,671)
Benefit plan adjustments, net of income taxes of $278 and $399, respectively	474	672
Foreign currency translation adjustment	2,541	683
Comprehensive income (loss)	6,420	(1,316)
Less: Comprehensive income attributable to noncontrolling interest	(7)	(81)

Comprehensive income (loss) attributable to Twin Disc	$6,413	$(1,397)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarter Ended
	September 29, 2017	September 30, 2016

Cash flows from operating activities:
Net income (loss)	$3,405	$(2,671)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	1,644	1,916
Restructuring expenses	190	219
Provision for deferred income taxes	(4,842)	(1,335)
Stock compensation expense and other non-cash changes, net	500	325
Net change in operating assets and liabilities	(2,328)	(1,115)

Net cash used by operating activities	(1,431)	(2,661)

Cash flows from investing activities:
Acquisitions of fixed assets	(1,467)	(525)
Proceeds from sale of fixed assets	17	8
Other, net	(129)	(129)

Net cash used by investing activities	(1,579)	(646)

Cash flows from financing activities:
Borrowings under revolving loan agreement	16,155	13,943
Repayments under revolving loan agreement	(14,236)	(12,751)
Dividends paid to noncontrolling interest	(172)	(109)
Tax shortfall from stock compensation	-	(133)
Payments of withholding taxes on stock compensation	(213)	(140)

Net cash provided by financing activities	1,534	810

Effect of exchange rate changes on cash	570	301

Net change in cash	(906)	(2,196)

Cash:
Beginning of period	16,367	18,273

End of period	$15,461	$16,077

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include all adjustments, consisting only of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for June 30, 2017. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

In March 2016, the FASB issued updated guidance (ASU 2016-09) intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this standard in the first quarter of fiscal year 2018. As a result of the adoption, excess tax benefits or deficiencies associated with stock-based compensation award activity are recognized in income tax expense in the consolidated statements of operations. In addition, excess tax benefits associated with award activity is reported as cash flows from operating activities along with all other income tax cash flows. The Company has elected to apply this classification change on a prospective basis. The adoption of this guidance did not have a material impact on the Company's financial statements.

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

In July 2015, the FASB issued guidance (ASU 2015-11) intended to simplify the measurement of inventory and to closely align with International Financial Reporting Standards. Current guidance requires inventories to be measured at the lower of cost or market. Under this new guidance, inventories other than those measured under last in first out (“LIFO”) are to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted this guidance, prospectively, in the first fiscal quarter of 2018. The adoption of this guidance did not have an impact on the Company's financial statements.

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

In preparation for the adoption of this guidance, the Company gathered customer contracts and customer purchase orders of its various locations to assess whether there are separate and distinct performance obligations, as defined by ASU 2014-09, within these agreements. The assessment has included interviews with various functions, including sales, engineering, customer service, and finance, to further analyze those performance obligations, both explicit and implicit (particularly as they relate to services). Under this ASU, revenue is recognized when or as each performance obligation is satisfied. Based upon the preliminary findings, the Company has identified indicators that suggest a deferral of revenue may be required for certain agreements where the performance of services after product delivery may be required. In certain agreements where the products are built to customer specifications, revenue may need to be accelerated. The Company is continuing its assessment, including whether or not these obligations are perfunctory or material to the financial statements. It plans to adopt the guidance, using the modified retrospective approach, on the effective date applicable to the Company, which is the first quarter of fiscal 2019.

B.	Inventories

The major classes of inventories were as follows:

	September 29, 2017	June 30, 2017
Inventories:
Finished parts	$46,744	$45,829
Work in process	9,357	8,358
Raw materials	13,936	12,006
	$70,037	$66,193

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended September 29, 2017 and September 30, 2016:

	For the Quarter Ended
	September 29, 2017	September 30, 2016
Reserve balance, beginning of period	$2,062	$3,607
Current period expense	658	182
Payments or credits to customers	(433)	(762)
Translation	39	9
Reserve balance, end of period	$2,326	$3,036

The current portion of the warranty accrual ($1,968 and $2,343 as of September 29, 2017 and September 30, 2016, respectively) is reflected in accrued liabilities, while the long-term portion ($358 and $693 as of September 29, 2017 and September 30, 2016, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended
	September 29, 2017	September 30, 2016
Net sales
Manufacturing segment sales	$39,872	$30,499
Distribution segment sales	17,662	15,395
Inter/Intra segment elimination – manufacturing	(10,332)	(8,126)
Inter/Intra segment elimination – distribution	(2,138)	(1,933)
	$45,064	$35,835
Net income (loss) attributable to Twin Disc
Manufacturing segment net income (loss)	$5,067	$(1,420)
Distribution segment net earnings	669	271
Corporate and eliminations	(2,344)	(1,547)
	$3,392	$(2,696)

Assets	September 29, 2017	June 30, 2017
Manufacturing segment assets	$230,967	$222,136
Distribution segment assets	50,216	50,418
Corporate assets and elimination of intercompany assets	(66,180)	(61,656)
	$215,003	$210,898

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2018 and 2017, the Company granted a target number of 54.9 and 99.6 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2018 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2020. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 82.3. Based upon favorable actual results to date, but given the Company’s recent history of operating losses, the Company believes that the probability threshold to accrue for these PSAs is not met until it demonstrates additional quarters of operating income to provide evidence that these early signs of recovery are sustainable. Therefore, as of the end of the current quarter, the Company did not accrue compensation expense for these PSAs.

The fiscal 2017 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual EPS (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2019. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 164.4. Based upon actual results to date and the low probability of achieving the threshold performance levels, the Company is currently not accruing compensation expense for these PSAs.

There were 224.9 and 171.8 unvested PSAs outstanding at September 29, 2017 and September 30, 2016, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $15 was recognized for each of the quarters ended September 29, 2017 and September 30, 2016, related to PSAs. The weighted average grant date fair value of the unvested awards at September 29, 2017 was $13.45. At September 29, 2017, the Company had $2,896 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2018, 2017 and 2016 awards. The total fair value of PSAs vested as of September 29, 2017 and September 30, 2016 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2018 and 2017, the Company granted 65.8 and 101.3 service based restricted shares, respectively, to employees and non-employee directors. There were 309.5 and 218.0 unvested shares outstanding at September 29, 2017 and September 30, 2016, respectively. Compensation expense of $463 and $326 was recognized for the quarters ended September 29, 2017 and September 30, 2016, respectively. The total fair value of restricted stock grants vested as of September 29, 2017 and September 30, 2016 was $444 and $265, respectively. As of September 29, 2017, the Company had $2,221 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

G.	Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides health care and life insurance benefits for certain domestic retirees. The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended
	September 29, 2017	September 30, 2016
Pension Benefits:
Service cost	$262	$221
Interest cost	1,074	1,125
Expected return on plan assets	(1,525)	(1,442)
Amortization of transition obligation	9	9
Amortization of prior service cost	1	1
Amortization of actuarial net loss	759	899
Net periodic benefit cost	$580	$813

Postretirement Benefits:
Service cost	$5	$6
Interest cost	92	122
Amortization of actuarial net loss	3	182
Net periodic benefit cost	$100	$310

The Company expects to contribute approximately $2,265 to its pension plans in fiscal 2018. As of September 29, 2017, the amount of $771 in contributions has been made.

The Company has reclassified $474 (net of $278 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 29, 2017, and $672 (net of $399 in taxes) during the quarter ended September 30, 2016. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the quarters ended September 29, 2017 and September 30, 2016, the Company’s effective income tax rate was 371.8% and 28.3% respectively. The release of the valuation allowance in a certain foreign jurisdiction of $3,803 impacted the effective tax rate by 303.5%. Additional tax credits of $308 were generated, which increased the effective tax rate by 20.3%. The mix of earnings by jurisdiction resulted in additional rate benefit of $461, impacting the effective tax rate by 30.5%.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Due to operational changes that have occurred during the quarter, the Company updated its evaluation of the realizability of the net deferred tax assets related to that certain foreign jurisdiction. Based on this evaluation, along with expected future earnings, management has concluded that the valuation allowance is no longer appropriate and it was released during the first quarter of fiscal 2018.

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

The Company has approximately $888 of unrecognized tax benefits, including related interest and penalties, as of September 29, 2017 which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 29, 2017. It is possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2011 through 2017 for the major operations in Italy, Canada, Belgium, and Japan. The tax years open to examination in the U.S. are for years subsequent to fiscal 2015. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2010 through 2015. During the quarter the company finalized a U.S. Federal Income tax audit for the fiscal year 2015 with no adjustment. It is reasonably possible that other audit cycles will be completed during fiscal 2018.

I.     Goodwill and Other Intangibles

The Company reviews goodwill for impairment on a reporting unit basis annually as of the end of the fiscal year, and whenever events or circumstances (“triggering events”) indicate that the carrying value of goodwill may not be recoverable. The Company monitors for interim triggering events on an ongoing basis. Such triggering events include unfavorable operating results and macroeconomic trends.

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

As of September 29, 2017 and June 30, 2017, goodwill pertains solely to the European Industrial reporting unit.

For the quarter ended September 29, 2017, the Company performed a review of potential triggering events, and concluded there were no triggering events that indicated that the fair value of its European Industrial reporting unit had not more likely than not declined to below its carrying value at September 29, 2017. The Company will perform its annual impairment test for this reporting unit on June 30, 2018.

The changes in the carrying amount of goodwill are summarized as follows:

	Net Book Value Rollforward
	Gross Carrying Amount	Accumulated Impairment	Net Book Value
Balance at June 30, 2017	$16,407	$(13,822)	$2,585
Translation adjustment	172	-	172
Balance at September 29, 2017	$16,579	$(13,822)	$2,757

At September 29, 2017, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Licensing agreements	Trade Name	Other
Balance at June 30, 2017	$13,436	$(11,632)	$1,804	$390	$1,319	$95
Addition	7	-	7	-	-	7
Amortization	-	(44)	(44)	(15)	(22)	(7)
Translation adjustment	94	-	94	-	87	7
Balance at September 29, 2017	$13,537	$(11,676)	$1,861	$375	$1,384	$102

The weighted average remaining useful life of the intangible assets included in the table above is approximately 13 years.

Intangible amortization expense was $44 and $43 for the quarters ended September 29, 2017, and September 30, 2016, respectively. Estimated intangible amortization expense for the remainder of fiscal 2018 and each of the next five fiscal years is as follows:

Fiscal Year
2018	$169
2019	185
2020	170
2021	153
2022	149
2023	148

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 29, 2017 and June 30, 2017 was $209 and $205, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at September 29, 2017 and June 30, 2017 consisted of the following:

	September 29, 2017	June 30, 2017
Revolving loan	$8,205	$6,285
Other	39	38
Subtotal	8,244	6,323
Less: current maturities and short-term borrowings	-	-
Total long-term debt	$8,244	$6,323

The revolving loan agreement pertains to the revolving loan facility which the Company entered into on April 22, 2016 with Bank of Montreal (the “BMO Agreement”). The BMO Agreement is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, and certain machinery and equipment of its primary manufacturing facility in Racine, Wisconsin, and the personal property of Mill-Log Equipment Co., Inc., a wholly-owned domestic subsidiary of the Company.  The BMO Agreement provides for a borrowing base calculation to determine borrowing capacity.  This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments.  As of September 29, 2017, the Company’s borrowing capacity under the terms of the BMO Agreement was approximately $27,174, and the Company had approximately $18,033 of available borrowings. As of September 29, 2017, the interest rate under this agreement was 2.99%.

The Company’s revolving loan agreement approximates fair value at September 29, 2017 and June 30, 2017. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

The Company from time to time makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315 shares as of September 29, 2017 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended September 29, 2017 and September 30, 2016.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarters of 2018 and 2017:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2017	$10,429	$169,368	$(32,671)	$(24,205)	$646	$123,567
Net income		3,392			13	3,405
Translation adjustments			2,547		(6)	2,541
Benefit plan adjustments, net of tax			474			474
Cash dividends					(172)	(172)
Compensation expense	479					479
Shares (acquired) issued, net	(1,030)			817		(213)
Balance, September 29, 2017	$9,878	$172,760	$(29,650)	$(23,388)	$481	$130,081

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2016	$11,761	$175,662	$(44,143)	$(26,790)	$563	$117,053
Net (loss) income		(2,696)			25	(2,671)
Translation adjustments			627		56	683
Benefit plan adjustments, net of tax			672			672
Cash dividends					(109)	(109)
Compensation expense and tax shortfall	208					208
Shares (acquired) issued, net	(1,493)			1,353		(140)
Balance, September 30, 2016	$10,476	$172,966	$(42,844)	$(25,437)	$535	$115,696

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 29, 2017 and September 30, 2016 are as follows:

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2017	$6,130	$(38,801)
Translation adjustment during the quarter	2,547	-
Amounts reclassified from accumulated other comprehensive income	-	474
Net current period other comprehensive income	2,547	474
Balance at September 29, 2017	$8,677	$(38,327)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2016	$5,158	$(49,301)
Translation adjustment during the quarter	627	-
Amounts reclassified from accumulated other comprehensive income	-	672
Net current period other comprehensive income	627	672
Balance at September 30, 2016	$5,785	$(48,629)

Reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the quarter ended September 29, 2017 are as follows:

	Amount Reclassified
	Quarter Ended
	September 29, 2017
Amortization of benefit plan items
Actuarial losses	$742	(a)
Transition asset and prior service benefit	10	(a)
Total before tax benefit	752
Tax benefit	278
Total reclassification net of tax	$474

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

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

The Company has implemented various restructuring programs in response to unfavorable macroeconomic trends in certain of the Company’s markets since the fourth quarter of fiscal 2015. These programs primarily involved the reduction of workforce in several of the Company’s manufacturing locations, under a combination of voluntary and involuntary programs.

During the current quarter, the Company implemented additional actions to reduce personnel costs in its Belgian operations and reorganize for productivity in its European operations. These actions, together with the costs associated with the India manufacturing operations exit, resulted in a restructuring charge of $1,218 in the quarter ended September 29, 2017. For the quarter ended September 30, 2016, restructuring charges of $258 pertained to the employee termination costs under voluntary programs in Belgium and Italy.

Restructuring activities since June 2015 have resulted in the elimination of 162 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through September 29, 2017 were $7,093.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2017	$92
Additions during the year	1,218
Payments and adjustments	(1,190)
Accrued restructuring liability, September 29, 2017	$120

M.	Earnings Per Share

The Company calculates basic earnings per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period.  The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect.  Restricted stock award recipients have a non-forfeitable right to receive dividends declared by the Company, and are therefore included in computing earnings per share pursuant to the two-class method.

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended
	September 29, 2017	September 30, 2016
Basic:
Net income (loss)	$3,405	$(2,671)
Less: Net earnings attributable to noncontrolling interest	(13)	(25)
Less: Undistributed earnings attributable to unvested shares	(85)	-
Net income (loss) available to Twin Disc shareholders	3,307	(2,696)

Weighted average shares outstanding - basic	11,256	11,217

Basic Earnings Per Share:
Net income (loss) per share - basic	$0.29	$(0.24)

Diluted:
Net income (loss)	$3,405	$(2,671)
Less: Net earnings attributable to noncontrolling interest	(13)	(25)
Less: Undistributed earnings attributable to unvested shares	(85)	-
Net income (loss) available to Twin Disc shareholders	3,307	(2,696)

Weighted average shares outstanding - basic	11,256	11,217
Effect of dilutive stock awards	3	-
Weighted average shares outstanding - diluted	11,259	11,217

Diluted Earnings Per Share:
Net income (loss) per share - diluted	$0.29	$(0.24)

For the quarters ended September 29, 2017 and September 30, 2016, the calculation of diluted earnings per share excluded 9,906 and 16,800 stock options, respectively, because they were anti-dilutive.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of September 29, 2017, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2017 could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)
	Quarter Ended
	September 29, 2017%		September 30, 2016%
Net sales	$45,064		$35,835
Cost of goods sold	31,169		26,662
Gross profit	13,895	30.8%	9,173	25.6%
Marketing, engineering and administrative expenses	13,668	30.3%	12,475	34.8%
Restructuring of operations	1,218	2.7%	258	0.7%
Loss from operations	$(991)	-2.2%	$(3,560)	-9.9%

Comparison of the First Quarter of Fiscal 2018 with the First Quarter of Fiscal 2017

Net sales for the first quarter increased 25.8%, or $9.2 million, to $45.1 million from $35.8 million in the same period a year ago. The increase is primarily the result of increasing demand in North America for the Company’s oil and gas related products. This market recovery began in the Company’s third fiscal quarter of fiscal 2017 and has continued through the current quarter. The increased demand reflects positive movements in both forward market and after market activity, and represents a broadening customer base compared to the early stages of market recovery seen in fiscal 2017. Global demand for industrial products had remained relatively flat through the first fiscal quarter. While there have been some positive signs of increased activity in North American and European commercial marine and global patrol craft, Asian commercial marine activity has not shown signs of recovery to date. The sales increase, as noted, was seen most heavily in North America, as the percentage of sales to this region increased to 59% of total consolidated net sales in the first quarter of fiscal 2018 compared to 53% for the first quarter of fiscal 2017. Currency translation had a favorable impact on fiscal 2018 sales compared to the prior year totaling $0.4 million primarily due to the strengthening of the Euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 30.7%, or $9.4 million, versus the same period last year. In the current fiscal quarter, our U.S. manufacturing operation, the largest, experienced a 45.7%, or $8.8 million, increase in sales versus the first fiscal quarter of 2017. The primary driver for this increase was improving demand for the Company’s oil and gas related products. The Company’s Belgian operation also saw a significant increase over the prior year (62.1% or $2.3 million), largely due to improving North American demand for its marine transmissions. The Company’s Italian manufacturing operations, which continue to be hampered by the softness in the European mega yacht and industrial markets, experienced a 5.9% ($0.3 million) decrease compared to the first quarter of fiscal 2017. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, also experienced a slight decrease (3.6%), primarily due to timing of projects for the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 14.7%, or $2.3 million, increase in sales compared to the first quarter of fiscal 2017. The Company’s Asian distribution operations in Singapore, China and Japan saw a combined 18.2% increase in sales compared to the prior fiscal year’s first quarter. This increase reflects improved patrol craft activity in the region, while the ongoing challenges in the Asian economy continue to hamper demand for the Company’s commercial marine transmissions in the Asian market. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced an increase in sales of 39.9% ($1.3 million). The year over year increase was driven by improved sales of aftermarket service and components for the Canadian oil and gas markets. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, also saw a solid increase in sales (28.6%) primarily due to a favorable trend in the Australian pleasure craft market.

Gross profit as a percentage of sales increased 520 basis points to 30.8% of sales, compared to 25.6% of sales for the same period last year. This favorable movement is due to a positive volume impact ($4.1 million) and favorable mix associated with the Company’s oil and gas related products ($1.0 million). These positive items were partially offset by a volume-driven increase to warranty expense ($0.4 million). The first quarter result marks the first time in Company history that a 30% gross profit was achieved on sales below $50 million. This reflects a combination of successful cost reduction actions over the past several quarters, improving manufacturing efficiencies and a positive product mix profile.

For the fiscal 2018 first quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 30.3%, compared to 34.8% for the fiscal 2017 first quarter. ME&A expenses increased $1.2 million versus the same period last fiscal year. The increase in ME&A expenses for the quarter is the result of increases to bonus expense ($0.7 million), stock based compensation ($0.3 million), salary expense ($0.3 million) and a currency exchange impact ($0.1 million). These increases were partially offset by a reduction to global audit fees ($0.2 million) and lower pension expense ($0.1 million).

The Company incurred $1.2 million in restructuring charges during the first quarter of fiscal 2018, primarily associated with cost reduction actions at its European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense remains relatively immaterial at less than $0.1 million for the first quarter of both the current and prior fiscal year. The Company has focused on controlling debt and managing cash flow through this down cycle in many of its markets.

The minor unfavorable movement in other expense (income) compared to the prior year is primarily due to currency movements and a prior year gain on the sale of fixed assets.

The fiscal 2018 first quarter tax benefit was primarily the result of the reversal of the valuation allowance ($3.8 million) in a certain foreign jurisdiction that had been subject to a full valuation allowance. Improvement in operating results, along with tax planning opportunities, allowed for the reversal of this valuation allowance during the fiscal 2018 first quarter. Excluding the reversal of the valuation allowance, the Company’s effective tax rate was 68.2%. This is higher than the prior year first quarter effective tax rate of 39.6%, adjusting for non-deductible losses in the prior year. The increase from the prior year is primarily related to the reversal of a reserve for uncertain tax positions brought upon by the successful conclusion of an Internal Revenue Service audit.

Financial Condition, Liquidity and Capital Resources

Comparison between September 29, 2017 and June 30, 2017

As of September 29, 2017, the Company had net working capital of $87.3 million, which represents an increase of $2.4 million, or 2.9%, from the net working capital of $84.9 million as of June 30, 2017.

Cash decreased $0.9 million to $15.5 million as of September 29, 2017, versus $16.4 million as of June 30, 2017. The majority of the cash as of September 29, 2017 is at the Company’s overseas operations in Europe ($7.1 million) and Asia-Pacific ($7.8 million).

Trade receivables of $27.5 million were down $3.9 million, or approximately 12.4%, when compared to last fiscal year-end. The impact of foreign currency translation was to increase accounts receivable by $0.6 million versus June 30, 2017. The net remaining decrease is driven by volume and the timing of sales within the quarter. As a percent of sales, trade receivables finished at 61.1% in the first quarter of fiscal 2018 compared to 71.9% for the comparable period in fiscal 2017 and 58.6% for the fourth quarter of fiscal 2017.

Inventories increased by $3.8 million, or 5.8%, versus June 30, 2017 to $70.0 million. The impact of foreign currency translation was to increase inventories by $1.7 million versus June 30, 2017. The remaining increase is volume driven, as the Company experienced recovery primarily in its products serving the North American oil and gas market. On a consolidated basis, as of September 29, 2017, the Company’s backlog of orders to be shipped over the next six months approximates $62.7 million, compared to $46.4 million at June 30, 2017 and $33.1 million at September 30, 2016. The increase versus the end of the prior fiscal year is being experienced at the Company’s domestic manufacturing location. As a percentage of six-month backlog, inventory has decreased from 143% at June 30, 2017 to 112% at September 29, 2017.

Net property, plant and equipment (PP&E) increased $0.1 million versus June 30, 2017. This includes the addition of $1.5 million in capital expenditures, primarily at the Company’s U.S. and Belgian-based manufacturing operations, which was essentially offset by depreciation of $1.6 million. The net remaining increase is due to foreign currency translation effects. In total, the Company expects to invest between $7 and $9 million in capital assets in fiscal 2018. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 29, 2017 of $19.5 million were down $1.8 million, or 8.5%, from June 30, 2017. The impact of foreign currency translation was to increase accounts payable by $0.4 million versus June 30, 2017. The remaining decrease is consistent with the reduced volume in comparison to the fiscal 2017 fourth quarter, balanced by the Company’s persistent focus on effective working capital management.

Total borrowings and long-term debt as of September 29, 2017 increased by $1.9 million, or approximately 30%, to $8.2 million versus June 30, 2017. Cash needs were driven primarily by volume driven working capital requirements. During the first quarter, the Company incurred negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of ($2.9) million and ended the quarter with total debt, net of cash, of ($7.2) million, compared to ($10.0) million at June 30, 2017, for a net change of $2.8 million.

Total equity increased $6.5 million, or 5.3%, to $130.1 million as of September 29, 2017. Retained earnings increased by $3.4 million, reflecting the net profit for the first fiscal quarter. Net favorable foreign currency translation of $2.5 million was reported. The net remaining increase in equity of $0.6 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On April 22, 2016, the Company entered into a revolving Credit Agreement (the “BMO Agreement”) with Bank of Montreal (“BMO”). This agreement permits the Company to enter into loans up to $40 million. This maximum may be increased under the BMO Agreement by an additional $10 million so long as there exists no default and certain other conditions specified in the BMO Agreement are satisfied.

In general, each revolving loan under the BMO Agreement will bear interest at a Eurodollar Rate, as defined. This rate as of September 29, 2017 was 2.99%. In addition to monthly interest payments, the Company will be responsible for paying a quarterly unused fee equal to 0.15% of the average daily unused portion of the revolving credit commitment. The Company may prepay loans subject to certain limitations. Borrowings under the BMO Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company has entered into a security agreement, IP security agreement and pledge agreement with BMO, and Mill-Log has entered into a guaranty agreement, guarantor security agreement and pledge agreement with BMO, which collectively grant BMO a security interest in these assets and holdings as administrative agent for itself and other lenders that may enter into the BMO Agreement. The Company has also entered into a negative pledge agreement with BMO, pursuant to which it has agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the BMO Agreement and the negative pledge agreement. Within thirty days upon the occurrence of an event of default (as defined) that is not cured within the prescribed cure period, or if availability under the BMO Agreement is less than the greater of 15% of the aggregate revolving credit commitments and $6.0 million, the Company and Mill-Log will execute and deliver mortgages to BMO on all real estate owned by them at such time to further secure borrowings under the BMO Agreement.

The Company’s balance sheet remains very strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for near-term needs. The Company had approximately $18.0 million of available borrowings under the BMO Agreement as of September 29, 2017. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of September 29, 2017, the Company also had cash of $15.5 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2018, the Company expects to contribute $2.3 million to its defined benefit pension plans, the minimum contribution required.

Net working capital increased $2.4 million, or 2.9%, during the first quarter of fiscal 2018, and the current ratio increased to 3.1 at September 29, 2017 compared to 2.9 at June 30, 2017. The increase in net working capital was primarily driven by a volume related increase to inventory and reduced accruals following the payment of the fiscal 2017 global bonus during the first quarter of fiscal 2018.

The Company expects capital expenditures to be approximately $7 million - $9 million in fiscal 2018. These anticipated expenditures reflect the Company’s plans to invest in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

As of September 29, 2017, the Company has obligations under non-cancelable operating lease contracts and loan agreements for certain future payments.

The Company has approximately $0.9 million of unrecognized tax benefits, including related interest and penalties, as of September 29, 2017, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2018 contributions to all defined benefit plans will total $2.3 million. As of September 29, 2017, $0.8 million in contributions have been made.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2017. There have been no significant changes to those accounting policies subsequent to June 30, 2017.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar Rate. In accordance with BMO Agreement expiring April 22, 2021, the Company has the option of borrowing at a Eurodollar Rate plus an additional “Add-On” of 1.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at September 29, 2017 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in annual pretax interest expense of approximately $25,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 28% of the Company’s revenues in the quarter ended September 29, 2017 were denominated in currencies other than the U.S. dollar. Of that total, approximately 53% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2018 and 2017 was the euro. At September 29, 2017, one of the Company’s foreign subsidiaries had three outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $1,050,000 with a weighted average maturity of 15 days. The fair value of the Company’s contract was a loss of $9,000 at September 29, 2017. At June 30, 2017, the same subsidiary had three outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $1,050,000 with a weighted average maturity of 53 days. The fair value of the Company’s contract was a loss of $29,000 at June 30, 2017.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2017 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 29, 2017, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2017 – July 28, 2017	12,449	NA	0	315,000

July 29, 2017 – Aug. 25, 2017	0	NA	0	315,000

Aug. 26, 2017 – Sept. 29, 2017	0	NA	0	315,000

Total	12,449	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock issued under the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of September 29, 2017, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock during the quarter ended September 29, 2017.

Item 3.     Defaults Upon Senior Securities

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

31a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema

101.CAL	XBRL Calculation Linkbase

101.DEF	XBRL Definition Linkbase

101. LAB	XBRL Label Linkbase

101.PRE	XBRL Presentation Linkbase

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: November 1, 2017	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer