Form 10-Q
period 2017-12-29
TWIN DISC INC
filed 2018-02-06
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 29, 2017

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

Large Accelerated Filer	Accelerated Filer √
Non-accelerated filer (Do not check if a smaller reporting company)
Smaller reporting company___	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes               No √

At February 2, 2018, the registrant had 11,584,892 shares of its common stock outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 29, 2017	June 30, 2017

ASSETS
Current assets:
Cash	$15,766	$16,367
Trade accounts receivable, net	29,214	31,392
Inventories	74,037	66,193
Prepaid expenses	7,683	8,295
Other	7,979	7,187
Total current assets	134,679	129,434

Property, plant and equipment, net	47,820	48,212
Deferred income taxes	21,462	24,198
Goodwill, net	2,759	2,585
Intangible assets, net	2,032	2,009
Other assets	4,434	4,460

Total assets	$213,186	$210,898

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,404	$21,301
Accrued liabilities	23,335	23,222
Total current liabilities	46,739	44,523

Long-term debt	4,684	6,323
Accrued retirement benefits	30,463	33,706
Deferred income taxes	976	1,011
Other long-term liabilities	1,675	1,768

Total liabilities	84,537	87,331

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	10,086	10,429
Retained earnings	168,646	169,368
Accumulated other comprehensive loss	(27,427)	(32,671)
	151,305	147,126
Less treasury stock, at cost (1,514,576 and 1,580,335 shares, respectively)	23,199	24,205

Total Twin Disc shareholders' equity	128,106	122,921

Noncontrolling interest	543	646

Total equity	128,649	123,567

Total liabilities and equity	$213,186	$210,898

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016

Net sales	$56,546	$33,672	$101,611	$69,507
Cost of goods sold	38,420	24,723	69,590	51,385
Gross profit	18,126	8,949	32,021	18,122

Marketing, engineering and administrative expenses	15,268	12,560	28,936	25,035
Restructuring expenses	831	816	2,049	1,074
Income (loss) from operations	2,027	(4,427)	1,036	(7,987)

Interest expense	83	122	147	175
Other expense (income), net	69	(456)	268	(346)
	152	(334)	415	(171)

Income (loss) before income taxes and noncontrolling interest	1,875	(4,093)	621	(7,816)
Income tax expense (benefit)	5,925	(1,201)	1,267	(2,253)

Net loss	(4,050)	(2,892)	(646)	(5,563)
Less: Net earnings attributable to noncontrolling interest, net of tax	(63)	(20)	(76)	(45)

Net loss attributable to Twin Disc	$(4,113)	$(2,912)	$(722)	$(5,608)

Loss per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(0.36)	$(0.26)	$(0.06)	$(0.50)
Diluted loss per share attributable to Twin Disc common shareholders	$(0.36)	$(0.26)	$(0.06)	$(0.50)

Weighted average shares outstanding data:
Basic shares outstanding	11,297	11,242	11,278	11,231
Diluted shares outstanding	11,297	11,242	11,278	11,231

Comprehensive (loss) income:
Net loss	$(4,050)	$(2,892)	$(646)	$(5,563)
Benefit plan adjustments, net of income taxes of $674, $399, $952 and $798, respectively	1,734	750	2,208	1,422
Foreign currency translation adjustment	488	(4,198)	3,029	(3,515)
Comprehensive (loss) income	(1,828)	(6,340)	4,591	(7,656)
Less: Comprehensive income attributable to noncontrolling interest	(62)	(31)	(69)	(112)

Comprehensive (loss) income attributable to Twin Disc	$(1,890)	$(6,371)	$4,522	$(7,768)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
	December 29, 2017	December 30, 2016

Cash flows from operating activities:

Net loss	$(646)	$(5,563)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,263	3,680
Restructuring expenses	162	174
Provision for deferred income taxes	1,613	(2,580)
Stock compensation expense and other non-cash changes, net	1,064	720
Net change in operating assets and liabilities	(1,644)	1,130

Net cash provided (used) by operating activities	3,812	(2,439)

Cash flows from investing activities:

Acquisitions of fixed assets	(3,013)	(1,094)
Proceeds from sale of fixed assets	79	9
Other, net	(129)	(129)

Net cash used by investing activities	(3,063)	(1,214)

Cash flows from financing activities:

Borrowings under revolving loan agreement	35,315	26,948
Repayments under revolving loan agreement	(36,957)	(27,666)
Dividends paid to noncontrolling interest	(172)	(109)
Tax shortfall from stock compensation	-	(153)
Payments of withholding taxes on stock compensation	(400)	(140)

Net cash used by financing activities	(2,214)	(1,120)

Effect of exchange rate changes on cash	864	(509)

Net change in cash	(601)	(5,282)

Cash:
Beginning of period	16,367	18,273

End of period	$15,766	$12,991

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

B.	Inventories

The major classes of inventories were as follows:

	December 29, 2017	June 30, 2017
Inventories:
Finished parts	$49,052	$45,829
Work in process	10,141	8,358
Raw materials	14,844	12,006
	$74,037	$66,193

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarter and two quarters ended December 29, 2017 and December 30, 2016:

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Reserve balance, beginning of period	$2,326	$3,036	$2,062	$3,607
Current period expense	723	61	1,381	243
Payments or credits to customers	(589)	(506)	(1,022)	(1,268)
Translation	7	(49)	46	(40)
Reserve balance, end of period	$2,467	$2,542	$2,467	$2,542

The current portion of the warranty accrual ($2,032 and $2,063 as of December 29, 2017 and December 30, 2016, respectively) is reflected in accrued liabilities, while the long-term portion ($435 and $479 as of December 29, 2017 and December 30, 2016, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net sales
Manufacturing segment sales	$48,580	$29,472	$88,453	$59,971
Distribution segment sales	21,336	14,291	38,998	29,686
Inter/Intra segment elimination – manufacturing	(9,489)	(8,229)	(19,821)	(16,355)
Inter/Intra segment elimination – distribution	(3,881)	(1,862)	(6,019)	(3,795)
	$56,546	$33,672	$101,611	$69,507
Net income (loss) attributable to Twin Disc
Manufacturing segment net income (loss)	$123	$(1,459)	$5,190	$(2,879)
Distribution segment net income	387	496	1,056	767
Corporate and eliminations	(4,623)	(1,949)	(6,968)	(3,496)
	$(4,113)	$(2,912)	$(722)	$(5,608)

Assets	December 29, 2017	June 30, 2017
Manufacturing segment assets	$229,835	$222,136
Distribution segment assets	51,557	50,418
Corporate assets and elimination of intercompany assets	(68,206)	(61,656)
	$213,186	$210,898

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first half of fiscal 2018 and 2017, the Company granted a target number of 54.9 and 109.6 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2018 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2020. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 82.3. Based upon favorable actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 224.9 and 181.8 unvested PSAs outstanding at December 29, 2017 and December 30, 2016, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $121 and $15 was recognized for the quarters ended December 29, 2017 and December 30, 2016, respectively, related to PSAs. Compensation expense of $136 and $30 was recognized for the two quarters ended December 29, 2017 and December 30, 2016, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at December 29, 2017 was $13.45. At December 29, 2017, the Company had $2,775 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2018, 2017 and 2016 awards. The total fair value of PSAs vested as of December 29, 2017 and December 30, 2016 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first half of fiscal 2018 and 2017, the Company granted 85.3 and 181.8 service based restricted shares, respectively, to employees and non-employee directors. There were 272.4 and 269.6 unvested shares outstanding at December 29, 2017 and December 30, 2016, respectively. Compensation expense of $464 and $370 was recognized for the quarters ended December 29, 2017 and December 30, 2016, respectively. Compensation expense of $927 and $696 was recognized for the two quarters ended December 29, 2017 and December 30, 2016, respectively. The total fair value of restricted stock grants vested as of December 29, 2017 and December 30, 2016 was $1,758 and $587, respectively. As of December 29, 2017, the Company had $2,195 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Pension Benefits:
Service cost	$241	$259	$503	$480
Interest cost	1,062	1,118	2,136	2,243
Expected return on plan assets	(1,516)	(1,457)	(3,041)	(2,899)
Amortization of transition obligation	9	9	18	18
Amortization of prior service cost	1	1	2	2
Amortization of actuarial net loss	759	899	1,518	1,798
Net periodic benefit cost	$556	$829	$1,136	$1,642

Postretirement Benefits:
Service cost	$5	$6	$10	$12
Interest cost	77	122	169	244
Amortization of actuarial net loss	(59)	182	(56)	364
Net periodic benefit cost	$23	$310	$123	$620

The Company expects to contribute approximately $2,265 to its pension plans in fiscal 2018. As of December 29, 2017, the amount of $1,043 in contributions has been made.

The Company has reclassified $1,734 (net of $674 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 29, 2017, and $750 (net of $399 in taxes) during the quarter ended December 30, 2016. The Company has reclassified $2,208 (net of $952 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 29, 2017, and $1,422 (net of $798 in taxes) during the two quarters ended December 30, 2016. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S. corporate tax rate, business related exclusions and deductions and credits, and has tax consequences for companies that operate internationally. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018; however, as the Company has a fiscal year end of June 30, the effective dates for the Company are various and different.

For the two quarters ended December 29, 2017 and December 30, 2016, the Company’s effective income tax rate was 204.0% and 28.8%, respectively. During the current fiscal quarter, in compliance with the new Tax Act, the Company recorded a tax expense of $4,565, primarily due to a remeasurement of deferred tax assets and liabilities; this increased the effective tax rate by 735.1%. The Company has determined that the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because the number cannot be calculated until the actual timing differences are known at year end rather than estimated this quarter. The first quarter release of a valuation allowance in a certain foreign jurisdiction of $3,803 reduced the effective tax rate by 612.4%. The mix of earnings by jurisdiction and continued operational improvement coupled with increased tax preference items resulted in a minimal impact to the overall effective tax rate.

Within the calculation of the Company’s annual effective tax rate the Company has used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, and the FASB and/or various other taxing jurisdictions.  For example, the Company anticipates that the state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the annual effective tax rate.

The following table sets forth the tax expense and the effective tax rate for the Company’s earnings before income taxes:

	For the Two Quarters Ended
	December 29, 2017	December 30, 2016
Income (loss) before income taxes	$621	$(7,816)
Income tax expense (benefit)	1,267	(2,253)
Effective tax rate	204.0%	28.8%

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”).  When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment.  As a result of the Tax Act, the Company has calculated a U.S. federal statutory corporate income tax rate of 27.6% for the fiscal year ending June 30, 2018 and applied this rate in computing the first half of fiscal year 2018 income tax provision. The U.S. federal statutory corporate income tax rate of 27.6% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 34% applicable to the Company’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable to the 2018 fiscal year thereafter. The Company expects the U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018.

The Company completed a provisional calculation to determine the impact of a one-time repatriation tax on deferred foreign income (“Transition Tax”), as required by the Tax Act. The Company determined that the calculation is provisional because various components of the computation are unknown as of December 29, 2017, including the following significant items: exchange rates for fiscal year 2018, the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of the two measurement dates. This provisional calculation resulted in a zero tax liability, therefore no tax accrual was necessary. The Company has not provided for additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries. With the enactment of the Transition Tax, any future dividends repatriated would benefit from the 100% Dividends Received Deduction. The company reaffirms its position that the earnings of certain foreign subsidiaries remain permanently reinvested. An analysis was also completed to verify the future utilization of tax attributes and it was determined that full utilization would be realized and no valuation allowance was required.

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”), a deduction for foreign-derived intangible income ("FDII") and base erosion anti-abuse tax (“BEAT”) on the Company, which are not effective until fiscal 2019. The Company has not recorded any impact associated with GILTI, FDII or BEAT in the tax rate for the first half of fiscal 2018. A provisional analysis of the new BEAT rules has been completed and it is not anticipated that the Company will meet the minimum thresholds, nor is it anticipated that it will for the foreseeable future and is therefore not subject to this tax. Initial provisional estimates of the impact of GILTI and FDII have also been completed and minimal impact is anticipated. These estimates may be impacted by actual future data, additional guidance or other unforeseen circumstances.

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”). SAB 118 expresses views of the SEC regarding ASC Topic 740, Income Taxes (“ASC 740”) in the reporting period that includes the enactment date of the Tax Act. The SEC staff issuing SAB 118 (the “Staff”) recognized that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. The Staff’s view of the enactment of the Tax Act has been developed considering the principles of ASC Topic 805, Business Combinations, which addresses the accounting for certain items in a business combination for which the accounting is incomplete upon issuance of the financial statements that include the reporting period in which the business combination occurs. Specifically, the Staff provides that the accounting guidance in ASC Topic 805 may be analogized to the accounting for impacts of the Tax Act. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. For the two quarters ended December 29, 2017, the Company has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Accordingly, the Company’s income tax provision as of December 29, 2017 reflects (i) the current year impacts of the Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail.

For the Two Quarters Ended
December 29, 2017
Transition Tax (provisional)	$-
Net impact on U.S. deferred tax assets and liabilities (provisional)	(4,565)
Net discrete impacts of the enactment of the Tax Act	$(4,565)

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Due to operational changes, the Company has evaluated the realizability of the net deferred tax assets related to a certain foreign jurisdiction. Based on this evaluation, along with expected future earnings, management has concluded that the valuation allowance is no longer appropriate and it was released during the first quarter of fiscal 2018.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.

The Company has approximately $856 of unrecognized tax benefits, including related interest and penalties, as of December 29, 2017 which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended December 29, 2017. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2011 through 2017 for the major operations in Italy, Canada, Belgium, and Japan. The tax years open to examination in the U.S. are for years subsequent to fiscal 2015. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2010 through 2013. During the quarter the company finalized a US Federal Income tax audit for the fiscal year 2015 with no adjustment. It is reasonably possible that other audit cycles will be completed during fiscal 2018.

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

As of December 29, 2017 and June 30, 2017, goodwill pertains solely to the European Industrial reporting unit.

For the quarter ended December 29, 2017, the Company performed a review of potential triggering events, and concluded there were no triggering events that indicated that the fair value of its European Industrial reporting unit had not more likely than not declined to below its carrying value at December 29, 2017. The Company will perform its annual impairment test for this reporting unit as of June 30, 2018.

The changes in the carrying amount of goodwill are summarized as follows:

	Net Book Value Rollforward
	Gross Carrying Amount	Accumulated Impairment	Net Book Value
Balance at June 30, 2017	$16,407	$(13,822)	$2,585
Translation adjustment	174	-	174
Balance at December 29, 2017	$16,581	$(13,822)	$2,759

At December 29, 2017, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Licensing agreements	Trade Name	Other
Balance at June 30, 2017	$13,436	$(11,632)	$1,804	$390	$1,319	$95
Addition	19	-	19	-	-	19
Amortization	-	(89)	(89)	(30)	(43)	(16)
Translation adjustment	94	-	94	-	87	7
Balance at December 29, 2017	$13,549	$(11,721)	$1,828	$360	$1,363	$105

The weighted average remaining useful life of the intangible assets included in the table above is approximately 13 years.

Intangible amortization expense was $45 and $42 for the quarters ended December 29, 2017, and December 30, 2016, respectively. Intangible amortization expense was $89 and $85 for the two quarters ended December 29, 2017, and December 30, 2016, respectively. Estimated intangible amortization expense for the remainder of fiscal 2018 and each of the next five fiscal years is as follows:

Fiscal Year
2018	$101
2019	187
2020	173
2021	158
2022	151
2023	150

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 29, 2017 and June 30, 2017 was $204 and $205, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at December 29, 2017 and June 30, 2017 consisted of the following:

	December 29, 2017	June 30, 2017
Revolving loan	$4,645	$6,285
Other	39	38
Subtotal	4,684	6,323
Less: current maturities and short-term borrowings	-	-
Total long-term debt	$4,684	$6,323

The revolving loan agreement pertains to the revolving loan facility which the Company entered into on April 22, 2016 with Bank of Montreal (the “BMO Agreement”). The BMO Agreement is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, and certain machinery and equipment of its primary manufacturing facility in Racine, Wisconsin, and the personal property of Mill-Log Equipment Co., Inc., a wholly-owned domestic subsidiary of the Company. The BMO Agreement provides for a borrowing base calculation to determine borrowing capacity. This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments. As of December 29, 2017, the Company’s borrowing capacity under the terms of the BMO Agreement was approximately $28,588, and the Company had approximately $23,128 of available borrowings. As of December 29, 2017, the interest rate under this agreement was 3.11%.

The Company’s revolving loan agreement approximates fair value at December 29, 2017 and June 30, 2017. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

The Company from time to time makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315 shares as of December 29, 2017 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarter and two quarters ended December 29, 2017 and December 30, 2016.

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2018 and 2017:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2017	$10,429	$169,368	$(32,671)	$(24,205)	$646	$123,567
Net (loss) income		(722)			76	(646)
Translation adjustments			3,036		(7)	3,029
Benefit plan adjustments, net of tax			2,208			2,208
Cash dividends					(172)	(172)
Compensation expense	1,063					1,063
Shares (acquired) issued, net	(1,406)			1,006		(400)
Balance, December 29, 2017	$10,086	$168,646	$(27,427)	$(23,199)	$543	$128,649

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2016	$11,761	$175,662	$(44,143)	$(26,790)	$563	$117,053
Net (loss) income		(5,608)			45	(5,563)
Translation adjustments			(3,581)		66	(3,515)
Benefit plan adjustments, net of tax			1,422			1,422
Cash dividends					(109)	(109)
Compensation expense and
tax shortfall	573					573
Shares (acquired) issued, net	(2,725)			2,585		(140)
Balance, December 30, 2016	$9,609	$170,054	$(46,302)	$(24,205)	$565	$109,721

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 29, and December 29, 2017, and September 30, and December 30, 2016 are as follows:

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2017	$6,130	$(38,801)
Translation adjustment during the quarter	2,547	-
Amounts reclassified from accumulated other comprehensive income	-	474
Net current period other comprehensive income	2,547	474
Balance at September 29, 2017	$8,677	$(38,327)
Translation adjustment during the quarter	489	-
Other comprehensive income before reclassifications	-	1,695
Amounts reclassified from accumulated other comprehensive income	-	39
Net current period other comprehensive income	489	1,734
Balance at December 29, 2017	$9,166	$(36,593)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2016	$5,158	$(49,301)
Translation adjustment during the quarter	627	-
Amounts reclassified from accumulated other comprehensive income	-	672
Net current period other comprehensive income	627	672
Balance at September 30, 2016	$5,785	$(48,629)
Translation adjustment during the quarter	(4,208)	-
Amounts reclassified from accumulated other comprehensive income	-	750
Net current period other comprehensive (loss) income	(4,208)	750
Balance at December 30, 2016	$1,577	$(47,879)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and two quarters ended December 29, 2017 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 29, 2017		December 29, 2017
Changes in benefit plan items
Actuarial losses	$703	(a)	$1,445	(a)
Transition asset and prior service benefit	10	(a)	20	(a)
Total amortization	713		1,465
Other benefit plan adjustments	(1,695)		(1,695)
Income taxes	674		952
Total reclassification net of tax	$1,734		$2,208

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and two quarters ended December 30, 2016 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 30, 2016		December 30, 2016
Changes in benefit plan items
Actuarial losses	$1,139	(a)	$2,200	(a)
Transition asset and prior service benefit	10	(a)	20	(a)
Total amortization	1,149		2,220
Income taxes	399		798
Total reclassification net of tax	$750		$1,422

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

The Company has implemented various restructuring programs in response to unfavorable macroeconomic trends in certain of the Company’s markets since the fourth quarter of fiscal 2015. These programs primarily involved the reduction of workforce in several of the Company’s manufacturing locations, under a combination of voluntary and involuntary programs.

During the current year, the Company implemented additional actions to reduce personnel costs in its Belgian operations and reorganize for productivity in its European operations. These actions, together with the costs associated with the India manufacturing operations exit, resulted in a restructuring charge of $831 and $2,049 in the quarter and two quarters ended December 29, 2017, respectively. For the quarter and two quarters ended December 30, 2016, restructuring charges of $816 and $1,074, respectively, pertained to the elimination of full-time positions in the Company’s U.S., Belgian and Italian manufacturing operations.

Restructuring activities since June 2015 have resulted in the elimination of 163 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through December 29, 2017 were $7,924.

The following is a rollforward of restructuring activity:

Accrued restructuring liability, June 30, 2017	$92
Additions during the year	2,049
Payments and adjustments	(2,127)
Accrued restructuring liability, December 29, 2017	$14

M.	Earnings Per Share

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

The components of basic and diluted loss per share were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Basic:
Net loss	$(4,050)	$(2,892)	$(646)	$(5,563)
Less: Net earnings attributable to noncontrolling interest	(63)	(20)	(76)	(45)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net loss available to Twin Disc shareholders	(4,113)	(2,912)	(722)	(5,608)

Weighted average shares outstanding - basic	11,297	11,242	11,278	11,231

Basic Loss Per Share:
Net loss per share - basic	$(0.36)	$(0.26)	$(0.06)	$(0.50)

Diluted:
Net loss	$(4,050)	$(2,892)	$(646)	$(5,563)
Less: Net earnings attributable to noncontrolling interest	(63)	(20)	(76)	(45)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net loss available to Twin Disc shareholders	(4,113)	(2,912)	(722)	(5,608)

Weighted average shares outstanding - basic	11,297	11,242	11,278	11,231
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	11,297	11,242	11,278	11,231

Diluted Loss Per Share:
Net loss per share - diluted	$(0.36)	$(0.26)	$(0.06)	$(0.50)

The following potential common shares were excluded from diluted EPS for the quarter and two quarters ended December 29, 2017 as the Company reported a net loss: 224.9 related to the Company’s unvested PSAs, 272.4 related to the Company’s unvested RS awards, and 9.6 related to outstanding stock options.

The following potential common shares were excluded from diluted EPS for the quarter and two quarters ended December 30, 2016 as the Company reported a net loss: 181.8 related to the Company’s unvested PSAs, 269.6 related to the Company’s unvested RS awards, and 13.2 related to outstanding stock options.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of December 29, 2017, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)
	Quarter Ended				Two Quarters Ended
	December 29, 2017%		December 30, 2016%		December 29, 2017%		December 30, 2016%
Net sales	$56,546		$33,672		$101,611		$69,507
Cost of goods sold	38,420		24,723		69,590		51,385
Gross profit	18,126	32.1%	8,949	26.6%	32,021	31.5%	18,122	26.1%
Marketing, engineering and administrative expenses	15,268	27.0%	12,560	37.3%	28,936	28.5%	25,035	36.0%
Restructuring of operations	831	1.5%	816	2.4%	2,049	2.0%	1,074	1.5%
Income (loss) from operations	$2,027	3.6%	$(4,427)	-13.1%	$1,036	1.0%	$(7,987)	-11.5%

Comparison of the Second Quarter of Fiscal 2018 with the Second Quarter of Fiscal 2017

Net sales for the second quarter increased 67.9%, or $22.9 million, to $56.5 million from $33.7 million in the same period a year ago. The increase is primarily the result of increasing demand in North America for the Company’s oil and gas related transmission products. This market recovery began in the Company’s third fiscal quarter of fiscal 2017 and has continued through the current quarter. The increased demand reflects positive movements in both forward market and after market activity, and represents a broadening customer base compared to the early stages of market recovery seen in fiscal 2017. Global demand for industrial products improved significantly in the second quarter, with contributions from the North American oil and gas market, an improved global economy and new product introductions. Demand for the Company’s marine and propulsion systems also saw strong growth compared to the prior year second fiscal quarter thanks to improved activity in the global commercial marine, patrol craft and pleasure craft markets, following a very difficult market environment in fiscal 2017. The sales increases noted were seen most heavily in North America, as the percentage of sales to this region increased to 66% of total consolidated net sales in the second quarter of fiscal 2018 compared to 52% for the second quarter of fiscal 2017. Currency translation had a favorable impact on fiscal 2018 sales compared to the prior year totaling $1.0 million primarily due to the strengthening of the euro and Asian currencies against the U.S. dollar.

Sales at our manufacturing segment increased 64.8%, or $19.1 million, versus the same period last year. In the current fiscal quarter, our U.S. manufacturing operation, the largest, experienced a 98.3%, or $17.0 million, increase in sales versus the second fiscal quarter of 2017. The primary driver for this increase was continued acceleration of demand for the Company’s oil and gas related products. The Company’s Belgian operation also saw a moderate increase over the prior year (11.5% or $0.7 million), largely due to improving North American demand for its marine transmissions. The Company’s Italian manufacturing operations enjoyed a significant recovery in their markets, primarily the European mega yacht and industrial markets, compared to the prior year second quarter, reporting a 40.3% ($1.7 million) increase compared to the comparable period. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, also experienced a solid increase (88.0% or $0.8 million), primarily due to the timing of projects for the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 49.3%, or $7.0 million, increase in sales compared to the second quarter of fiscal 2017. The Company’s Asian distribution operations in Singapore, China and Japan saw a combined 49.7% increase in sales compared to the prior fiscal year’s second quarter. This increase reflects improving commercial and patrol craft activity in the region following many quarters of declining volume. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced an increase in sales of 88.5% ($3.1 million). The year over year increase was driven by improved sales of aftermarket service and components for the Canadian oil and gas markets. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, experienced flat demand compared to the prior year second fiscal quarter.

Gross profit as a percentage of sales increased 550 basis points to 32.1% of sales, compared to 26.6% of sales for the same period last year. This favorable movement is primarily due to a positive volume impact ($10.1 million). The favorable trend in gross profit performance reflects a combination of successful cost reduction actions over the past several quarters, improving manufacturing efficiencies and a positive product mix profile.

For the fiscal 2018 second quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 27.0%, compared to 37.3% for the fiscal 2017 second quarter. ME&A expenses increased $2.7 million versus the same period last fiscal year. The increase in ME&A expenses for the quarter is the result of increases to bonus expense ($1.6 million), stock based compensation ($0.2 million), salary expense ($0.3 million), a currency exchange impact ($0.3 million) and other volume related spending ($0.5 million). These increases were partially offset by a reduction to global audit fees ($0.1 million) and lower pension expense ($0.1 million).

The Company incurred $0.8 million in restructuring charges during the second quarter of fiscal 2018, primarily associated with cost reduction actions at its European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the recent market challenges.

Interest expense remains relatively immaterial at approximately $0.1 million for the second quarter of both the current and prior fiscal year. The Company has focused on controlling debt and managing cash flow through the recent down cycle and ongoing recovery in many of its markets.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S. corporate tax rate, business related exclusions and deductions and credits, and has tax consequences for companies that operate internationally. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018; however, as the Company has a fiscal year end of June 30, the effective dates for the Company are various and different.

The fiscal 2018 second quarter tax expense primarily reflects the impact of the new Tax Act. As a result, the Company recorded a non-cash tax expense of $4.6 million in the second fiscal quarter, primarily due to a remeasurement of deferred tax assets and liabilities driven by the revised rate structure. Similarly, a rate change in Belgium resulted in a $0.4 million non-cash tax expense due to remeasurement of deferred tax assets and liabilities. Excluding the impact of the U.S. and Belgian deferred tax remeasurements, the Company’s effective tax rate was 49.3%. This is higher than the prior year second quarter effective tax rate of 29.3%. The increase from the prior year is primarily due to the mix of earnings by jurisdiction and the impact of improved operating results on full year projections.

Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, the Financial Accounting Standards Board (“FASB”) and/or various other taxing jurisdictions. The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on our future U.S. tax expense.

Comparison of the First Two Quarters of Fiscal 2018 with the First Two Quarters of Fiscal 2017

Net sales for the first two quarters increased 46.2%, or $32.1 million, to $101.6 million from $69.5 million in the same period a year ago. The increase is primarily the result of increasing demand in North America for the Company’s oil and gas related transmission products, driven by the ongoing market recovery which began in the Company’s third fiscal quarter of fiscal 2017. The increased demand reflects positive movements in both forward market and after market activity, and represents a broadening customer base compared to the early stages of market recovery seen in fiscal 2017. Global demand for industrial products also improved significantly, primarily in the second quarter, with contributions from the North American oil and gas market, an improved global economy and new product introductions. Demand for the Company’s marine and propulsion systems also saw strong growth compared to the prior year first half due to improved activity in the global commercial marine, patrol craft and pleasure craft markets, following a very difficult market environment in fiscal 2017. These market improvements accelerated in the second quarter, showing a positive trend through the first half. The sales increases noted were seen most heavily in North America, as the percentage of sales to this region increased to 63% of total consolidated net sales in the first half of fiscal 2018 compared to 53% for the first half of fiscal 2017. Currency translation had a favorable impact on fiscal 2018 first half sales compared to the prior year totaling $1.5 million primarily due to the strengthening of the euro and the Australian and Canadian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 47.5%, or $28.5 million, versus the same period last year. In the first half of fiscal 2018, our U.S. manufacturing operation, the largest operation of the Company, experienced a 70.6%, or $25.8 million, increase in sales versus the first fiscal half of 2017. The primary driver for this increase was continuing strength in demand for the Company’s oil and gas related products. The Company’s Belgian operation also saw a significant increase over the prior year first half (30.8% or $3.0 million), largely due to improving North American demand for its marine transmissions. The Company’s Italian manufacturing operations, which continued to be hampered by the softness in the European mega yacht and industrial markets, saw marginal improvement over the prior year first half with a 16.2% ($1.4 million) increase compared to fiscal 2017. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a solid 28.9% improvement ($0.8 million), primarily due to the timing of projects for the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 31.4%, or $9.3 million, increase in sales compared to the first half of fiscal 2017. The Company’s Asian distribution operations in Singapore, China and Japan saw a combined 32.3% increase in sales compared to the prior fiscal year’s first half. This increase reflects improving commercial and patrol craft activity in the region, after several quarters of declining demand as a result of the struggling Asian economy. The Company’s distribution operation in the Northwest United States and Southwest Canada experienced an increase in sales of 65.0% ($4.3 million). The year over year increase was driven by improved sales of aftermarket service and components for the Canadian oil and gas markets. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, also saw a solid increase in sales (12.5%) primarily due to a favorable trend in the Australian pleasure craft market.

Gross profit as a percentage of sales increased 540 basis points to 31.5% of sales, compared to 26.1% of sales for the same period last year. This improvement is due to a positive volume impact ($14.2 million) associated with the strong revenue growth through the first half of fiscal 2018. The strong gross profit performance reflects a combination of successful cost reduction actions over the past several quarters, improving manufacturing efficiencies and a positive product mix profile.

For the fiscal 2018 first two quarters, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 28.5%, compared to 36.0% for the fiscal 2017 first two quarters. ME&A expenses increased $3.9 million versus the same period last fiscal year. The increase in ME&A expenses for the period is primarily the result of increases to bonus expense ($2.4 million), stock based compensation ($0.5 million), salary expense ($0.7 million) a currency exchange impact ($0.4 million) and volume based spending ($0.3 million). These increases were partially offset by a reduction to global audit fees ($0.3 million) and lower pension expense ($0.2 million).

The Company incurred $2.0 million in restructuring charges during the first half of fiscal 2018, primarily associated with cost reduction actions at its European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the recent market challenges.

Interest expense remains relatively immaterial at less than $0.2 million for the first two quarters of both the current and prior fiscal year. The Company has focused on controlling debt and managing cash flow through the down cycle and ongoing recovery in many of its markets.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro and Singapore dollar.

The fiscal 2018 first half effective tax rate was 204.0%, compared to the fiscal 2017 first half rate of 28.8%. The fiscal 2018 rate was impacted by two significant discrete adjustments. During the first quarter of fiscal 2018, the Company recorded a tax benefit of $3.8 million related to the reversal of a valuation allowance in a certain foreign jurisdiction that had been subject to a full valuation allowance. Improvement in operating results, along with a business reorganization which provided favorable tax planning opportunities, allowed for the reversal of this valuation allowance. During the second quarter of the current fiscal year, in compliance with the new Tax Act, the Company recorded a non-cash tax expense of $4.6 million, primarily due to a remeasurement of deferred tax assets and liabilities. In addition, a rate change in Belgium resulted in a $0.4 million non-cash tax expense due to remeasurement of deferred tax assets and liabilities. The mix of earnings by jurisdiction, smaller discrete adjustments and continued operational improvement explain the remaining movement in the Company’s effective tax rate.

Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service, the SEC, the Financial Accounting Standards Board (“FASB”) and/or various other taxing jurisdictions. The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on our future U.S. tax expense.

Financial Condition, Liquidity and Capital Resources

Comparison between December 29, 2017 and June 30, 2017

As of December 29, 2017, the Company had net working capital of $87.9 million, which represents an increase of $3.0 million, or 3.6%, from net working capital of $84.9 million as of June 30, 2017.

Cash decreased $0.6 million to $15.8 million as of December 29, 2017, versus $16.4 million as of June 30, 2017. The majority of the cash as of December 29, 2017 is at the Company’s overseas operations in Europe ($7.5 million) and Asia-Pacific ($7.1 million).

Trade receivables of $29.2 million were down $2.2 million, or approximately 6.9%, when compared to last fiscal year-end. Foreign currency translation increased accounts receivable by $0.6 million versus June 30, 2017. The net remaining decrease is driven by strong collection results and the timing of sales within the quarter, as sales for the second fiscal quarter slow through the year-end holiday season. As a percent of sales, trade receivables finished at 51.7% in the second quarter of fiscal 2018 compared to 67.5% for the comparable period in fiscal 2017 and 58.6% for the fourth quarter of fiscal 2017.

Inventories increased by $7.8 million, or 11.9%, versus June 30, 2017 to $74.0 million. Foreign currency translation increased inventories by $1.9 million versus June 30, 2017. The remaining increase is volume driven, as the Company experiences recovery primarily in its products serving the North American oil and gas market. On a consolidated basis, as of December 29, 2017, the Company’s backlog of orders to be shipped over the next six months approximates $85.1 million, compared to $46.4 million at June 30, 2017 and $38.0 million at December 30, 2016. The increase versus the end of the prior fiscal year is primarily being experienced at the Company’s domestic manufacturing location. As a percentage of six-month backlog, inventory has reduced from 143% at June 30, 2017 to 87% at December 29, 2017.

Net property, plant and equipment (PP&E) increased $0.4 million versus June 30, 2017. This includes the addition of $3.0 million in capital expenditures, primarily at the Company’s U.S. and Belgian-based manufacturing operations, which was essentially offset by depreciation of $3.2 million. The net remaining increase is due to foreign currency translation effects. In total, the Company expects to invest between $7 and $9 million in capital assets in fiscal 2018. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of December 29, 2017 of $23.4 million were up $2.1 million, or 9.9%, from June 30, 2017. The impact of foreign currency translation was to increase accounts payable by $0.5 million versus June 30, 2017. The remaining increase is consistent with increased sales volumes and inventory levels in comparison to the fiscal 2017 fourth quarter, along with the Company’s focus on effective working capital management.

Total borrowings and long-term debt as of December 29, 2017 decreased by $1.6 million, or 25.9%, to $4.7 million versus June 30, 2017. Cash needs were driven primarily by volume related working capital requirements and were offset by favorable collection results and a $1.0 million tax refund. During the first half of fiscal 2018, the Company generated positive free cash flow (defined as operating cash flow less acquisitions of fixed assets) of $0.8 million and ended the second fiscal quarter with total debt, net of cash, of ($11.1) million, compared to ($10.0) million at June 30, 2017, for a net favorable change of $1.1 million.

Total equity increased $5.1 million, or 4.1%, to $128.6 million as of December 29, 2017. Retained earnings decreased by $0.7 million, reflecting the net loss for the first fiscal half. Net favorable foreign currency translation of $3.0 million was reported. The reduction in common stock and treasury stock resulting from the accounting for stock based compensation increased equity by $0.7 million. The net remaining increase in equity of $2.1 million primarily represents the impact of a plan change to the Company’s U.S. postretirement benefit plan and amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On April 22, 2016, the Company entered into a revolving Credit Agreement (the “BMO Agreement”) with Bank of Montreal (“BMO”). This agreement permits the Company to enter into loans up to $40 million. This maximum may be increased under the BMO Agreement by an additional $10 million so long as there exists no default and certain other conditions specified in the BMO Agreement are satisfied.

In general, each revolving loan under the BMO Agreement will bear interest at a Eurodollar Rate, as defined. This rate as of December 29, 2017 was 3.11%. In addition to monthly interest payments, the Company will be responsible for paying a quarterly unused fee equal to 0.15% of the average daily unused portion of the revolving credit commitment. The Company may prepay loans subject to certain limitations. Borrowings under the BMO Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company has entered into a security agreement, IP security agreement and pledge agreement with BMO, and Mill-Log has entered into a guaranty agreement, guarantor security agreement and pledge agreement with BMO, which collectively grant BMO a security interest in these assets and holdings as administrative agent for itself and other lenders that may enter into the BMO Agreement. The Company has also entered into a negative pledge agreement with BMO, pursuant to which it has agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the BMO Agreement and the negative pledge agreement. Within thirty days upon the occurrence of an event of default (as defined) that is not cured within the prescribed cure period, or if availability under the BMO Agreement is less than the greater of 15% of the aggregate revolving credit commitments and $6.0 million, the Company and Mill-Log will execute and deliver mortgages to BMO on all real estate owned by them at such time to further secure borrowings under the BMO Agreement.

The Company’s balance sheet remains very strong, there are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $23.1 million of available borrowings under the BMO Agreement as of December 29, 2017. The Company expects to continue to generate enough cash from operations, as well as borrowing capacity from credit facilities, to meet its operating and investing needs. As of December 29, 2017, the Company also had cash of $15.8 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2018, the Company expects to contribute $2.3 million to its defined benefit pension plans, the minimum contribution required.

Net working capital increased $3.0 million, or 3.6%, during the first half of fiscal 2018, and the current ratio remained level at 2.9 for both December 29, 2017 and June 30, 2017. The increase in net working capital was primarily driven by a volume related increase to inventory during the first half of fiscal 2018.

The Company expects capital expenditures to be approximately $7 million to $9 million in fiscal 2018. These anticipated expenditures reflect the Company’s plans to invest in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

As of December 29, 2017, the Company has obligations under non-cancelable operating lease contracts and loan agreements for certain future payments.

The Company has approximately $0.9 million of unrecognized tax benefits, including related interest and penalties, as of December 29, 2017, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2018 contributions to all defined benefit plans will total $2.3 million. As of December 29, 2017, $1.0 million in contributions have been made.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar Rate. In accordance with BMO Agreement expiring April 22, 2021, the Company has the option of borrowing at a Eurodollar Rate plus an additional “Add-On” of 1.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at December 29, 2017 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in annual pretax interest expense of approximately $14,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 26% of the Company’s revenues in the two quarters ended December 29, 2017 were denominated in currencies other than the U.S. dollar. Of that total, approximately 56% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2018 and 2017 was the euro. At December 29, 2017, the Company had no outstanding forward exchange contracts. At June 30, 2017, one of the Company’s foreign subsidiaries had three outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $1,050,000 with a weighted average maturity of 53 days. The fair value of the Company’s contract was a loss of $29,000 at June 30, 2017.

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

Item 1A. Risk Factors

The Company may experience negative or unforeseen tax consequences. The impact of the newly enacted Tax Act may differ from our current estimates, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Act. Such subsequent changes in interpretations, assumptions or actions could result in a material adverse impact on the Company’s results and financial condition.

There have been no other material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2017 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended December 29, 2017, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Sept. 30, 2017 – Oct. 27, 2017	0	NA	0	315,000

Oct. 28, 2017 – Nov. 24, 2017	0	NA	0	315,000

Nov. 25, 2017 – Dec. 29, 2017	7,119	NA	0	315,000

Total	7,119	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock issued under the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of December 29, 2017, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock during the quarter ended December 29, 2017.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 6, 2018	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer