Form 10-Q
period 2018-03-30
TWIN DISC INC
filed 2018-05-08
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 30, 2018

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

Yes               No √

At May 4, 2018, the registrant had 11,551,285 shares of its common stock outstanding.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 30, 2018	June 30, 2017

ASSETS
Current assets:
Cash	$15,115	$16,367
Trade accounts receivable, net	39,752	31,392
Inventories	80,041	66,193
Prepaid expenses	7,738	8,295
Other	9,461	7,187
Total current assets	152,107	129,434

Property, plant and equipment, net	48,031	48,212
Deferred income taxes	18,997	24,198
Goodwill, net	2,843	2,585
Intangible assets, net	2,041	2,009
Other assets	4,580	4,460

Total assets	$228,599	$210,898

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,244	$21,301
Accrued liabilities	26,624	23,222
Total current liabilities	52,868	44,523

Long-term debt	7,604	6,323
Accrued retirement benefits	29,944	33,706
Deferred income taxes	988	1,011
Other long-term liabilities	1,585	1,768

Total liabilities	92,989	87,331

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 13,099,468; no par value	10,902	10,429
Retained earnings	172,954	169,368
Accumulated other comprehensive loss	(25,102)	(32,671)
	158,754	147,126
Less treasury stock, at cost (1,548,183 and 1,580,335 shares, respectively)	23,713	24,205

Total Twin Disc shareholders' equity	135,041	122,921

Noncontrolling interest	569	646

Total equity	135,610	123,567

Total liabilities and equity	$228,599	$210,898

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

Net sales	$65,349	$45,084	$166,960	$114,591
Cost of goods sold	44,624	31,790	114,214	83,175
Gross profit	20,725	13,294	52,746	31,416

Marketing, engineering and administrative expenses	14,747	13,737	43,683	38,772
Restructuring expenses	452	293	2,501	1,367
Goodwill and other impairment charge	-	2,637	-	2,637
Income (loss) from operations	5,526	(3,373)	6,562	(11,360)

Interest expense	80	61	227	236
Other expense (income), net	(23)	(67)	244	(414)
	57	(6)	471	(178)

Income (loss) before income taxes and noncontrolling interest	5,469	(3,367)	6,091	(11,182)
Income tax expense (benefit)	1,133	(1,639)	2,401	(3,892)

Net income (loss)	4,336	(1,728)	3,690	(7,290)
Less: Net earnings attributable to noncontrolling interest, net of tax	(28)	(121)	(104)	(166)

Net income (loss) attributable to Twin Disc	$4,308	$(1,849)	$3,586	$(7,456)

Income (loss) per share data:
Basic income (loss) per share attributable to Twin Disc common shareholders	$0.37	$(0.16)	$0.31	$(0.66)
Diluted income (loss) per share attributable to Twin Disc common shareholders	$0.37	$(0.16)	$0.31	$(0.66)

Weighted average shares outstanding data:
Basic shares outstanding	11,313	11,250	11,289	11,236
Diluted shares outstanding	11,344	11,250	11,320	11,236

Comprehensive income (loss):
Net income (loss)	$4,336	$(1,728)	$3,690	$(7,290)
Benefit plan adjustments, net of income taxes of $212, $398, $1,164 and $1,196, respectively	474	682	2,682	2,104
Foreign currency translation adjustment	1,849	1,059	4,878	(2,456)
Comprehensive income (loss)	6,659	13	11,250	(7,642)
Less: Comprehensive income attributable to noncontrolling interest	(26)	(38)	(95)	(149)

Comprehensive income (loss) attributable to Twin Disc	$6,633	$(25)	$11,155	$(7,791)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 30, 2018	March 31, 2017

Cash flows from operating activities:

Net income (loss)	$3,690	$(7,290)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	4,908	5,368
Restructuring expenses	162	129
Impairment charge	-	2,637
Provision for deferred income taxes	3,455	(3,640)
Stock compensation expense and other non-cash changes, net	1,330	1,163
Net change in operating assets and liabilities	(12,544)	791

Net cash provided (used) by operating activities	1,001	(842)

Cash flows from investing activities:

Acquisitions of fixed assets	(4,354)	(1,869)
Proceeds from sale of fixed assets	141	11
Other, net	(129)	(129)

Net cash used by investing activities	(4,342)	(1,987)

Cash flows from financing activities:

Borrowings under revolving loan agreement	54,415	38,793
Repayments under revolving loan agreement	(53,138)	(38,316)
Dividends paid to noncontrolling interest	(172)	(109)
Payments of withholding taxes on stock compensation	(422)	(140)

Net cash provided by financing activities	683	228

Effect of exchange rate changes on cash	1,406	(732)

Net change in cash	(1,252)	(3,333)

Cash:
Beginning of period	16,367	18,273

End of period	$15,115	$14,940

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

New Accounting Releases

In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance (ASU 2018-02) intended to eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act by allowing a reclassification from accumulated other comprehensive income to retained earnings. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, (the Company’s fiscal 2020), with early adoption permitted. The Company has not decided when it will adopt this guidance; its adoption will have no impact to total shareholders’ equity.

In March 2017, the FASB issued guidance (ASU 2017-07) intended to improve the presentation of net periodic pension cost and net periodic postretirement cost. This guidance requires that an employer report the service costs component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of income from operations. The amendments in this guidance are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, (the Company’s fiscal 2019), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

In preparation for the adoption of this guidance, the Company gathered customer contracts and customer purchase orders of its various locations to assess whether there are separate and distinct performance obligations, as defined by ASU 2014-09, within these agreements. The assessment has included interviews with various functions, including sales, engineering, customer service, and finance, to further analyze those performance obligations, both explicit and implicit (particularly as they relate to services). Under this ASU, revenue is recognized when or as each performance obligation is satisfied. Based upon the findings to date, the Company has identified indicators that suggest a deferral of revenue may be required for certain agreements where the performance of services after product delivery may be required. The Company is continuing its assessment, including whether or not these obligations are perfunctory or material to the financial statements. It plans to adopt the guidance, using the modified retrospective approach, on the effective date applicable to the Company, which is the first quarter of fiscal 2019.

B.	Inventories

The major classes of inventories were as follows:

	March 30, 2018	June 30, 2017
Inventories:
Finished parts	$50,830	$45,829
Work in process	11,850	8,358
Raw materials	17,361	12,006
	$80,041	$66,193

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarter and three quarters ended March 30, 2018 and March 31, 2017:

	For the Quarter Ended		For the Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Reserve balance, beginning of period	$2,467	$2,542	$2,062	$3,607
Current period expense and adjustments	1,217	(189)	2,598	54
Payments or credits to customers	(559)	(456)	(1,581)	(1,724)
Translation	24	5	70	(35)
Reserve balance, end of period	$3,149	$1,902	$3,149	$1,902

The current portion of the warranty accrual ($2,705 and $1,507 as of March 30, 2018 and March 31, 2017, respectively) is reflected in accrued liabilities, while the long-term portion ($444 and $395 as of March 30, 2018 and March 31, 2017, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

The Company has two reportable segments: manufacturing and distribution.  Its segment structure reflects the way management makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s approach of allocating resources and assessing the performance of its segments. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers among segments are at established inter-company selling prices.  Management evaluates the performance of its segments based on net income.

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net sales
Manufacturing segment sales	$58,482	$39,793	$146,935	$99,764
Distribution segment sales	22,854	17,596	61,852	47,282
Inter/Intra segment elimination – manufacturing	(13,494)	(9,427)	(33,315)	(25,782)
Inter/Intra segment elimination – distribution	(2,493)	(2,878)	(8,512)	(6,673)
	$65,349	$45,084	$166,960	$114,591
Net income (loss) attributable to Twin Disc
Manufacturing segment net income (loss)	$6,910	$(213)	$12,100	$(3,092)
Distribution segment net income	1,149	679	2,205	1,446
Corporate and eliminations	(3,751)	(2,315)	(10,719)	(5,810)
	$4,308	$(1,849)	$3,586	$(7,456)

Assets	March 30, 2018	June 30, 2017
Manufacturing segment assets	$249,348	$222,136
Distribution segment assets	51,163	50,418
Corporate assets and elimination of intercompany assets	(71,912)	(61,656)
	$228,599	$210,898

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first three quarters of fiscal 2018 and 2017, the Company granted a target number of 54.9 and 109.6 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2018 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2020. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 69.2. Based upon favorable actual results to date, the Company is currently accruing compensation expense for these PSAs.

The fiscal 2017 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual EPS (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2019. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 149.4. Based upon actual results to date and the low probability of achieving certain threshold performance levels, the Company is currently not accruing compensation expense for the portion of the PSAs relating to the average return on invested capital and average annual EPS measures. The Company is currently accruing compensation expense for the average annual sales measure.

There were 206.2 and 181.8 unvested PSAs outstanding at March 30, 2018 and March 31, 2017, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $138 and $15 was recognized for the quarters ended March 30, 2018 and March 31, 2017, respectively, related to PSAs. Compensation expense of $274 and $45 was recognized for the three quarters ended March 30, 2018 and March 31, 2017, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at March 30, 2018 was $11.75. At March 30, 2018, the Company had $2,036 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2018, 2017 and 2016 awards. The total fair value of PSAs vested as of March 30, 2018 and March 31, 2017 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first three quarters of fiscal 2018 and 2017, the Company granted 85.3 and 181.8 service based restricted shares, respectively, to employees and non-employee directors. There were 237.7 and 269.6 unvested shares outstanding at March 30, 2018 and March 31, 2017, respectively. A total of 32.7 shares of restricted stock were forfeited during the three quarters ended March 30, 2018. There were no shares of restricted stock forfeited during the three quarters ended March 31, 2017. Compensation expense of $186 and $430 was recognized for the quarters ended March 30, 2018 and March 31, 2017, respectively. Compensation expense of $1,113 and $1,126 was recognized for the three quarters ended March 30, 2018 and March 31, 2017, respectively. The total fair value of restricted stock grants vested as of March 30, 2018 and March 31, 2017 was $1,809 and $587, respectively. As of March 30, 2018, the Company had $1,512 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended		For the Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Pension Benefits:
Service cost	$260	$238	$763	$718
Interest cost	1,089	1,130	3,225	3,373
Expected return on plan assets	(1,524)	(1,537)	(4,565)	(4,436)
Amortization of transition obligation	9	8	27	26
Amortization of prior service cost	1	1	3	3
Amortization of actuarial net loss	759	900	2,277	2,698
Net periodic benefit cost	$594	$740	$1,730	$2,382

Postretirement Benefits:
Service cost	$5	$6	$15	$19
Interest cost	78	123	247	367
Amortization of actuarial net loss	(59)	181	(115)	545
Net periodic benefit cost	$24	$310	$147	$931

The Company expects to contribute approximately $2,265 to its pension plans in fiscal 2018. As of March 30, 2018, the amount of $1,949 in contributions has been made.

The Company has reclassified $474 (net of $212 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 30, 2018, and $682 (net of $398 in taxes) during the quarter ended March 31, 2017. The Company has reclassified $2,682 (net of $1,164 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 30, 2018, and $2,104 (net of $1,196 in taxes) during the three quarters ended March 31, 2017. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in the United States. The Tax Act, among other provisions, introduces changes in the U.S corporate tax rate, business related exclusions and deductions and credits, and has tax consequences for companies that operate internationally. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018; however, as the Company has a fiscal year end of June 30, the effective dates for the Company are various and different.

For the three quarters ended March 30, 2018 and March 31, 2017, the Company’s effective income tax rate was 39.4% and 34.8% respectively. During the current fiscal year, in compliance with the new Tax Act, the Company recorded a provisional tax expense of $4,293 primarily due to a re-measurement of deferred tax assets and liabilities; this increased the effective tax rate by 70.5%. The Company has determined that the impact of the U.S. federal corporate income tax rate change on the U.S. deferred tax assets and liabilities is provisional because the number cannot be calculated until the actual timing differences are known at year end rather than estimated this quarter. The first quarter release of a valuation allowance in a certain foreign jurisdiction of $3,803 reduced the effective tax rate by 62.4%. Increased domestic income was offset by the utilization of the Domestic Production Activities Deduction under IRC§199, decreasing the effective tax rate by 3.1%. The mix of earnings by jurisdiction and continued operational improvement coupled with increased tax preference items resulted in a minimal impact to the overall effective tax rate.

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

The following table sets forth the tax expense and the effective tax rate for the Company’s earnings before income taxes:

	For the Three Quarters Ended
	March 30, 2018	March 31, 2017
Income (loss) before income taxes	$6,091	$(11,182)
Income tax expense (benefit)	2,401	(3,892)
Effective tax rate	39.4%	34.8%

The permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% is effective January 1, 2018 (the “Effective Date”).  When a U.S. federal tax rate change occurs during a fiscal year, taxpayers are required to compute a weighted daily average rate for the fiscal year of enactment.  As a result of the Tax Act, the Company has calculated a U.S. federal statutory corporate income tax rate of 27.6% for the fiscal year ending June 30, 2018 and applied this rate in computing the income tax provision for the first three quarters. The U.S. federal statutory corporate income tax rate of 27.6% is the weighted daily average rate between the pre-enactment U.S. federal statutory tax rate of 34% applicable to the Company’s 2018 fiscal year prior to the Effective Date and the post-enactment U.S. federal statutory tax rate of 21% applicable to the 2018 fiscal year thereafter.  The Company expects the U.S. federal statutory rate to be 21% for fiscal years beginning after June 30, 2018.

The Company completed a provisional calculation to determine the impact of a one-time repatriation tax on deferred foreign income (“Transition Tax”), as required by the Tax Act. The Company determined that the calculation is provisional because various components of the computation are unknown as of March 30, 2018, including the following significant items: exchange rates for fiscal year 2018, the actual aggregate foreign cash position and the earnings and profits of the foreign entities as of the two measurement dates. This provisional calculation resulted in a zero tax liability, therefore no tax accrual was necessary. With the enactment of the Transition Tax, any future dividends repatriated would benefit from the 100% Dividends Received Deduction. The Company reaffirms its positon that the earnings of certain foreign subsidiaries remain permanently reinvested. An analysis was also completed to verify the future utilization of tax attributes and it was determined that full utilization would be realized and no valuation allowance was required.

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”), a deduction for foreign-derived intangible income (FDII) and base erosion anti-abuse tax (“BEAT”) on the Company, which are not effective until fiscal 2019. The Company has not recorded any impact associated with GILTI, FDII or BEAT in the tax rate for the first three quarters of fiscal 2018. A provisional analysis of the new BEAT rules has been completed and it is not anticipated that the Company will meet the minimum thresholds, nor is it anticipated that it will for the foreseeable future and is therefore not subject to this tax. Initial provisional estimates of the impact of GILTI and FDII have also been completed and minimal impact is anticipated. These estimates may be impacted by actual future data, additional guidance or other unforeseen circumstances.

Under ASC Topic 740, Income Taxes ("ASC 740"), a company is generally required to recognize the effect of changes in tax laws in its financial statements in the period in which the legislation is enacted. U.S. income tax laws are deemed to be effective on the date the president signs tax legislation. The president signed the U.S. Tax Reform legislation on December 22, 2017. As such, the Company was required to recognize the related impacts to the financial statements in the quarter ended December 29, 2017. In acknowledgment of the substantial changes incorporated in the U.S. Tax Reform, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period (similar to that used when accounting for business combinations) within which to finalize and reflect such final effects associated with U.S. Tax Reform. Further, SAB 118 summarizes a three-step approach to be applied each reporting period within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete (i.e. all information is available and appropriately analyzed to determine the applicable financial statement impact), (2) to the extent the effects of certain changes due to U.S. Tax Reform for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with U.S. Tax Reform, no provisional amount should be recorded but rather, continue to apply ASC 740 based upon the tax law in effect prior to the enactment of U.S. Tax Reform. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year.  For the three quarters ended March 30, 2018, the Company has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2018.  Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

Accordingly, the Company’s income tax provision as of March 30, 2018 reflects (i) the current year impacts of the Tax Act on the estimated annual effective tax rate and (ii) the following discrete items resulting directly from the enactment of the Tax Act based on the information available, prepared, or analyzed (including computations) in reasonable detail.

For the Three Quarters Ended
March 30, 2018
Transition Tax (provisional)	$-
Net impact on U.S. deferred tax assets and liabilities (provisional)	(4,293)
Net discrete impacts of the enactment of the Tax Act	$(4,293)

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

The Company has approximately $798 of unrecognized tax benefits, including related interest and penalties, as of March 30, 2018 which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended March 30, 2018. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

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

As of March 30, 2018 and June 30, 2017, goodwill pertains solely to the European Industrial reporting unit.

For the quarter ended March 30, 2018, the Company performed a review of potential triggering events, and concluded there were no triggering events that indicated that the fair value of its European Industrial reporting unit had not more likely than not declined to below its carrying value at March 30, 2018. The Company will perform its annual impairment test for this reporting unit as of June 30, 2018.

The changes in the carrying amount of goodwill are summarized as follows:

	Net Book Value Rollforward
	Gross Carrying Amount	Accumulated Impairment	Net Book Value
Balance at June 30, 2017	$16,407	$(13,822)	$2,585
Translation adjustment	258	-	258
Balance at March 30, 2018	$16,665	$(13,822)	$2,843

At March 30, 2018, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Licensing agreements	Trade Name	Other
Balance at June 30, 2017	$13,436	$(11,632)	$1,804	$390	$1,319	$95
Addition	19	-	19	-	-	19
Amortization	-	(135)	(135)	(45)	(66)	(24)
Translation adjustment	139	-	139	-	129	10
Balance at March 30, 2018	$13,594	$(11,767)	$1,827	$345	$1,382	$100

The weighted average remaining useful life of the intangible assets included in the table above is approximately 13 years.

Intangible amortization expense was $46 and $41 for the quarters ended March 30, 2018, and March 31, 2017, respectively. Intangible amortization expense was $135 and $126 for the three quarters ended March 30, 2018, and March 31, 2017, respectively. Estimated intangible amortization expense for the remainder of fiscal 2018 and each of the next five fiscal years is as follows:

Fiscal Year
2018	$59
2019	191
2020	176
2021	161
2022	154
2023	153

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 30, 2018 and June 30, 2017 was $214 and $205, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

Long-term debt at March 30, 2018 and June 30, 2017 consisted of the following:

	March 30, 2018	June 30, 2017
Revolving loan	$7,565	$6,285
Other	39	38
Subtotal	7,604	6,323
Less: current maturities and short-term borrowings	-	-
Total long-term debt	$7,604	$6,323

The revolving loan agreement pertains to the revolving loan facility which the Company entered into on April 22, 2016 with Bank of Montreal (the “BMO Agreement”). The BMO Agreement is secured by substantially all of the Company’s personal property, including accounts receivable, inventory, and certain machinery and equipment of its primary manufacturing facility in Racine, Wisconsin, and the personal property of Mill-Log Equipment Co., Inc., a wholly-owned domestic subsidiary of the Company. The BMO Agreement provides for a borrowing base calculation to determine borrowing capacity. This capacity will be based upon eligible domestic inventory, eligible accounts receivable and machinery and equipment, subject to certain adjustments. As of March 30, 2018, the Company’s borrowing capacity under the terms of the BMO Agreement was approximately $34,581, and the Company had approximately $26,146 of available borrowings. As of March 30, 2018, the interest rate under this agreement was 3.41%.

The Company’s revolving loan agreement approximates fair value at March 30, 2018 and June 30, 2017. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

K.	Shareholders’ Equity

The Company from time to time makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315 shares as of March 30, 2018 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarter and three quarters ended March 30, 2018 and March 31, 2017.

The following is a reconciliation of the Company’s equity balances for the first three fiscal quarters of 2018 and 2017:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2017	$10,429	$169,368	$(32,671)	$(24,205)	$646	$123,567
Net income		3,586			104	3,690
Translation adjustments			4,887		(9)	4,878
Benefit plan adjustments, net of tax			2,682			2,682
Cash dividends					(172)	(172)
Compensation expense	1,387					1,387
Shares (acquired) issued, net	(914)			492		(422)
Balance, March 30, 2018	$10,902	$172,954	$(25,102)	$(23,713)	$569	$135,610

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2016	$11,761	$175,662	$(44,143)	$(26,790)	$563	$117,053
Net (loss) income		(7,456)			166	(7,290)
Translation adjustments			(2,439)		(17)	(2,456)
Benefit plan adjustments, net of tax			2,104			2,104
Cash dividends					(109)	(109)
Compensation expense and tax shortfall	1,004					1,004
Shares (acquired) issued, net	(2,725)			2,585		(140)
Balance, March 31, 2017	$10,040	$168,206	$(44,478)	$(24,205)	$603	$110,166

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 29, December 29, 2017, and March 30, 2018, and September 30, December 30, 2016, and March 31, 2017 are as follows:

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2017	$6,130	$(38,801)
Translation adjustment during the quarter	2,547	-
Amounts reclassified from accumulated other comprehensive income	-	474
Net current period other comprehensive income	2,547	474
Balance at September 29, 2017	$8,677	$(38,327)

Translation adjustment during the quarter	489	-
Other comprehensive income before reclassifications	-	1,695
Amounts reclassified from accumulated other comprehensive income	-	39
Net current period other comprehensive income	489	1,734
Balance at December 29, 2017	$9,166	$(36,593)

Translation adjustment during the quarter	1,851	-
Amounts reclassified from accumulated other comprehensive income	-	474
Net current period other comprehensive income	1,851	474
Balance at March 30, 2018	$11,017	$(36,119)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2016	$5,158	$(49,301)
Translation adjustment during the quarter	627	-
Amounts reclassified from accumulated other comprehensive income	-	672
Net current period other comprehensive income	627	672
Balance at September 30, 2016	$5,785	$(48,629)

Translation adjustment during the quarter	(4,208)	-
Amounts reclassified from accumulated other comprehensive income	-	750
Net current period other comprehensive (loss) income	(4,208)	750
Balance at December 30, 2016	$1,577	$(47,879)

Translation adjustment during the quarter	1,142	-
Amounts reclassified from accumulated other comprehensive income	-	682
Net current period other comprehensive income	1,142	682
Balance at March 31, 2017	$2,719	$(47,197)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and three quarters ended March 30, 2018 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 30, 2018		March 30, 2018
Changes in benefit plan items
Actuarial losses	$676	(a)	$2,121	(a)
Transition asset and prior service benefit	10	(a)	30	(a)
Total amortization	686		2,151
Other benefit plan adjustments	-		(1,695)
Income taxes	212		1,164
Total reclassification net of tax	$474		$2,682

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and three quarters ended March 31, 2017 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 31, 2017		March 31, 2017
Changes in benefit plan items
Actuarial losses	$1,071	(a)	$3,271	(a)
Transition asset and prior service benefit	9	(a)	29	(a)
Total amortization	1,080		3,300
Income taxes	398		1,196
Total reclassification net of tax	$682		$2,104

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

The Company has implemented various restructuring programs in response to unfavorable macroeconomic trends in certain of the Company’s markets since the fourth quarter of fiscal 2015. These programs primarily involved the reduction of workforce in several of the Company’s manufacturing locations, under a combination of voluntary and involuntary programs.

During the current year, the Company implemented additional actions to reduce personnel costs in its Belgian operations and reorganize for productivity in its European operations. These actions, together with the costs associated with the India manufacturing operations exit, resulted in a restructuring charge of $452 and $2,501 in the quarter and three quarters ended March 30, 2018, respectively. For the quarter and three quarters ended March 31, 2017, restructuring charges of $293 and $1,367, respectively, pertained to the elimination of full-time positions in the Company’s U.S., Belgian and Italian manufacturing operations.

Restructuring activities since June 2015 have resulted in the elimination of 164 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through March 30, 2018 were $8,376.

The following is a rollforward of restructuring activity:

Accrued restructuring liability, June 30, 2017	$92
Additions during the year	2,501
Payments and adjustments during the year	(2,578)
Accrued restructuring liability, March 30, 2018	$15

M.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Basic:
Net income (loss)	$4,336	$(1,728)	$3,690	$(7,290)
Less: Net earnings attributable to noncontrolling interest	(28)	(121)	(104)	(166)
Less: Undistributed earnings attributable to unvested shares	(98)	-	(86)	-
Net income (loss) available to Twin Disc shareholders	4,210	(1,849)	3,500	(7,456)

Weighted average shares outstanding - basic	11,313	11,250	11,289	11,236

Basic Income (Loss) Per Share:
Net income (loss) per share - basic	$0.37	$(0.16)	$0.31	$(0.66)

Diluted:
Net income (loss)	$4,336	$(1,728)	$3,690	$(7,290)
Less: Net earnings attributable to noncontrolling interest	(28)	(121)	(104)	(166)
Less: Undistributed earnings attributable to unvested shares	(98)	-	(86)	-
Net income (loss) available to Twin Disc shareholders	4,210	(1,849)	3,500	(7,456)

Weighted average shares outstanding - basic	11,313	11,250	11,289	11,236
Effect of dilutive stock awards	31	-	31	-
Weighted average shares outstanding - diluted	11,344	11,250	11,320	11,236

Diluted Income (Loss) Per Share:
Net income (loss) per share - diluted	$0.37	$(0.16)	$0.31	$(0.66)

The following potential common shares were excluded from diluted EPS for the quarter and three quarters ended March 30, 2018 because they were anti-dilutive: 179.1 related to the Company’s unvested PSAs, 237.7 related to the Company’s unvested RS awards, and 5.4 related to outstanding stock options.

The following potential common shares were excluded from diluted EPS for the quarter and three quarters ended March 31, 2017 as the Company reported a net loss: 181.8 related to the Company’s unvested PSAs, 269.6 related to the Company’s unvested RS awards, and 13.2 related to outstanding stock options.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of March 30, 2018, and related notes, as reported in Item 1 of this Quarterly Report.

The following financial analysis references the Company's free cash flow for the first three quarters of fiscal 2018. "Free cash flow" is a non-generally accepted accounting principle ("GAAP") financial measure that the Company defines as operating cash flow less acquisition of fixed assets. The Company uses free cash flow, among other measures, to evaluate the ability of its operations to generate cash that is available for purposes other than capital expenditures. The Company believes that the information about free cash flow provides investors with an important perspective on the ability of the Company to generate cash. Free cash flow does not necessarily represent funds available for operations and is not necessarily a measure of the Company's ability to fund its cash needs. Accordingly, free cash flow should be considered in addition to, and not as a substitute for, net cash provided (used) by operating activities and other measures of financial performance reported in accordance with GAAP.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2017 (as supplemented herein) could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 30, 2018%		March 31, 2017%		March 30, 2018%		March 31, 2017%
Net sales	$65,349		$45,084		$166,960		$114,591
Cost of goods sold	44,624		31,790		114,214		83,175
Gross profit	20,725	31.7%	13,294	29.5%	52,746	31.6%	31,416	27.4%
Marketing, engineering and administrative expenses	14,747	22.6%	13,737	30.5%	43,683	26.2%	38,772	33.8%
Restructuring of operations	452	0.7%	293	0.6%	2,501	1.5%	1,367	1.2%
Goodwill and other impairment charge	-	0.0%	2,637	5.8%	-	0.0%	2,637	2.3%
Income (loss) from operations	$5,526	8.5%	$(3,373)	-7.5%	$6,562	3.9%	$(11,360)	-9.9%

Comparison of the Third Quarter of Fiscal 2018 with the Third Quarter of Fiscal 2017

Net sales for the third quarter increased 44.9%, or $20.3 million, to $65.3 million from $45.1 million in the same period a year ago. This represents the fifth consecutive quarter of year-over-year revenue growth. The persistent driver for this positive trend is increasing demand in North America for the Company’s oil and gas related transmission products. This market recovery began in the Company’s third quarter of fiscal 2017 and has continued through the current quarter. The increased demand reflects positive movements in both forward market and after market activity, and represents a broadening customer base compared to the early stages of market recovery seen in fiscal 2017. Global demand for industrial products was in line with the prior year third quarter. Demand for the Company’s marine and propulsion systems saw strong growth (15.6%) compared to the prior year third fiscal quarter due to improved activity in the global commercial marine, patrol craft and pleasure craft markets, following a very difficult market environment in fiscal 2017. The sales increases noted were seen most heavily in North America, as the percentage of sales to this region increased to 65% of total consolidated net sales in the third quarter of fiscal 2018 compared to 57% for the third quarter of fiscal 2017. Currency translation had a favorable impact on the third quarter of fiscal 2018 sales compared to the prior year totaling $2.1 million primarily due to the strengthening of the euro and Asian currencies against the U.S. dollar.

Sales at our manufacturing segment increased 47.0%, or $18.7 million, versus the same period last year. In the current fiscal quarter, our U.S. manufacturing operation, the largest, experienced a 58.3%, or $15.8 million, increase in sales versus the third fiscal quarter of 2017. The primary driver for this increase was sustained strength of demand for the Company’s oil and gas related products. The Company’s Belgian operation also saw a significant increase over the prior year (39.7% or $2.6 million), largely due to stronger production levels and improving North American demand for its marine transmissions. The Company’s Italian manufacturing operations enjoyed a significant recovery in their markets, primarily the European mega yacht and industrial markets, compared to the prior year third quarter, reporting a 16.1% ($0.7 million) increase compared to the comparable period. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a mild increase (10.3% or $0.1 million), primarily due to the timing of projects for the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 29.9%, or $5.3 million, increase in sales compared to the third quarter of fiscal 2017. The Company’s Asian distribution operations in Singapore, China and Japan saw a combined 20.8% increase in sales compared to the prior fiscal year’s third quarter. This increase reflects improving commercial and patrol craft activity in the region following many quarters of declining volume. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced an increase in sales of 69.4% ($2.7 million). The year over year increase was driven by improved sales of aftermarket service and components for the Canadian oil and gas markets. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, experienced a marginal increase in demand compared to the prior year third fiscal quarter (6.4% or $0.2 million).

Gross profit as a percentage of sales increased 220 basis points to 31.7% of sales, compared to 29.5% of sales for the same period last year. This favorable movement is primarily due to a positive volume impact ($8.8 million), which was partially offset by a discrete warranty issue recorded in the quarter ($0.8 million). This warranty issue related to a small number of marine transmissions that were identified and accounted for in the quarter. Excluding the impact of this warranty charge, the gross profit as a percentage of sales for the third fiscal quarter would have been 33.0%. The favorable trend in gross profit performance reflects a combination of successful cost reduction actions over the past several quarters, improving manufacturing efficiencies and a positive product mix profile.

For the fiscal 2018 third quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 22.6%, compared to 30.5% for the fiscal 2017 third quarter. ME&A expenses increased $1.0 million versus the same period last fiscal year. The increase in ME&A expenses for the quarter is the result of increases to bonus expense ($0.6 million), salary expense ($0.2 million) and a currency exchange impact ($0.4 million). These increases were partially offset by a reduction to global audit fees ($0.1 million) and lower stock based compensation expense ($0.1 million).

The Company incurred $0.5 million in restructuring charges during the third quarter of fiscal 2018, primarily associated with cost reduction actions at its European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the recent global marine market challenges.

Interest expense remains relatively immaterial at approximately $0.1 million for the third quarter of both the current and prior fiscal year. The Company has focused on controlling debt and managing cash flow through the recent down cycle and ongoing recovery in many of its markets.

The slight unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro.

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

The fiscal 2018 third quarter effective tax rate of 20.7% compares to the prior year third quarter rate of 48.7%. The lower current quarter rate reflects the impact of the reduced US rate as defined in the Tax Act, along with smaller discrete items recorded in the quarter.

Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the Internal Revenue Service (“IRS”), the SEC, the FASB and/or various other taxing jurisdictions. The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on our future U.S. tax expense.

Comparison of the First Three Quarters of Fiscal 2018 with the First Three Quarters of Fiscal 2017

Net sales for the first three quarters increased 45.7%, or $52.4 million, to $167.0 million from $114.6 million in the same period a year ago. The increase is primarily the result of a sustained increase in North American demand for the Company’s oil and gas related transmission products, driven by the ongoing market recovery which began in the Company’s third fiscal quarter of fiscal 2017. The increased demand reflects positive movements in both forward market and after market activity, and represents a broadening customer base compared to the early stages of market recovery seen in fiscal 2017. Global demand for industrial products also improved over the prior year results, primarily in the second quarter, with contributions from the North American oil and gas market, an improved global economy and new product introductions. Demand for the Company’s marine and propulsion systems also saw strong growth compared to the prior year first nine months due to improved activity in the global commercial marine, patrol craft and pleasure craft markets, following a very difficult market environment in fiscal 2017. These market improvements have been increasing through the year, showing a positive trend through the three quarters. The sales increases noted were seen most heavily in North America, as the percentage of sales to this region increased to 64% of total consolidated net sales in the first three quarters of fiscal 2018 compared to 54% for the first three quarters of fiscal 2017. Currency translation had a favorable impact on fiscal 2018 first three quarters’ sales compared to the prior year totaling $3.6 million primarily due to the strengthening of the euro and the Australian and Canadian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 47.3%, or $47.2 million, versus the same period last year. In the first three quarters of fiscal 2018, our U.S. manufacturing operation, the largest operation of the Company, experienced a 65.3%, or $41.5 million, increase in sales versus the first three quarters of 2017. The primary driver for this increase was continuing strength in demand for the Company’s oil and gas related products. The Company’s Belgian operation also saw a significant increase over the prior year first three quarters (34.4% or $5.6 million), largely due to improving North American demand for its marine transmissions. The Company’s Italian manufacturing operations, which have been hampered by the softness in the European mega yacht and industrial markets, saw solid improvement over the prior year first three quarters with a 16.2% ($2.1 million) increase compared to fiscal 2017. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a strong 22.6% improvement ($0.9 million), primarily due to the timing of projects for the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 30.8%, or $14.6 million, increase in sales compared to the first three quarters of fiscal 2017. The Company’s Asian distribution operations in Singapore, China and Japan saw a combined 27.8% increase in sales compared to the prior fiscal year’s first three quarters. This increase reflects improving commercial and patrol craft activity in the region, after several quarters of declining demand as a result of the struggling Asian economy. The Company’s distribution operation in the Northwest United States and Southwest Canada experienced an increase in sales of 66.7% ($7.0 million). The year over year increase was driven by improved sales of aftermarket service and components for the Canadian oil and gas markets. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, also saw a solid increase in sales (10.4%) primarily due to a favorable trend in the Australian pleasure craft market.

Gross profit as a percentage of sales increased 420 basis points to 31.6% of sales, compared to 27.4% of sales for the same period last year. This improvement is primarily due to a positive volume impact ($23.1 million) associated with the strong revenue growth through the first three quarters of fiscal 2018. The strong gross profit performance reflects a combination of successful cost reduction actions over the past several quarters, improving manufacturing efficiencies and a positive product mix profile.

For the fiscal 2018 first three quarters, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 26.2%, compared to 33.8% for the fiscal 2017 first three quarters. ME&A expenses increased $4.9 million versus the same period last fiscal year. The increase in ME&A expenses for the period is primarily the result of increases to bonus expense ($3.1 million), stock based compensation ($0.4 million), salary expense ($1.0 million) a currency exchange impact ($0.8 million) and volume based spending ($0.2 million). These increases were partially offset by a reduction to global audit fees ($0.4 million) and lower pension expense ($0.2 million).

The Company incurred $2.5 million in restructuring charges during the first three quarters of fiscal 2018, primarily associated with cost reduction actions at its European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the recent global marine market challenges.

Interest expense remains relatively immaterial at approximately $0.2 million for the first three quarters of both the current and prior fiscal year. The Company has focused on controlling debt and managing cash flow through the down cycle and ongoing recovery in many of its markets.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro and Asian currencies.

The fiscal 2018 effective tax rate for the first three quarters was 39.4%, compared to the fiscal 2017 rate of 34.8%. The fiscal 2018 rate was impacted by two significant discrete adjustments. During the first quarter of fiscal 2018, the Company recorded a tax benefit of $3.8 million related to the reversal of a valuation allowance in a certain foreign jurisdiction that had been subject to a full valuation allowance. Improvement in operating results, along with a business reorganization which provided favorable tax planning opportunities, allowed for the reversal of this valuation allowance. During the current fiscal year, in compliance with the new Tax Act, the Company recorded a non-cash tax expense of $4.3 million, primarily due to a remeasurement of deferred tax assets and liabilities. In addition, a rate change in Belgium resulted in a $0.4 million non-cash tax expense due to remeasurement of deferred tax assets and liabilities. The mix of earnings by jurisdiction, smaller discrete adjustments and continued operational improvement explain the remaining movement in the Company’s effective tax rate.

Within the calculation of our annual effective tax rate we have used assumptions and estimates that may change as a result of future guidance, interpretation, and rule-making from the IRS, the SEC, the FASB and/or various other taxing jurisdictions. The Tax Act contains many significant changes to the U.S. tax laws, the consequences of which have not yet been fully determined. Changes in corporate tax rates, the net deferred tax assets and/or liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax reform legislation could have a material impact on our future U.S. tax expense.

Financial Condition, Liquidity and Capital Resources

Comparison between March 30, 2018 and June 30, 2017

As of March 30, 2018, the Company had net working capital of $99.2 million, which represents an increase of $14.3 million, or 16.9%, from net working capital of $84.9 million as of June 30, 2017.

Cash decreased $1.3 million to $15.1 million as of March 30, 2018, versus $16.4 million as of June 30, 2017. The majority of the cash as of March 30, 2018 is at the Company’s overseas operations in Europe ($7.9 million) and Asia-Pacific ($6.5 million).

Trade receivables of $39.8 million were up $8.4 million, or approximately 26.6%, when compared to last fiscal year-end. Foreign currency translation increased accounts receivable by $0.9 million versus June 30, 2017. The net remaining increase is the result of the volume increase in the quarter compared to the fourth quarter of fiscal 2017. As a percentage of sales, trade receivables finished at 60.8% in the third quarter of fiscal 2018 compared to 60.0% for the comparable period in fiscal 2017 and 58.6% for the fourth quarter of fiscal 2017.

Inventories increased by $13.8 million, or 20.9%, versus June 30, 2017 to $80.0 million. Foreign currency translation increased inventories by $2.4 million versus June 30, 2017. The remaining increase is volume driven, as the Company experiences recovery primarily in its products serving the North American oil and gas market, with strong backlog extending through the first half of fiscal 2019. On a consolidated basis, as of March 30, 2018, the Company’s backlog of orders to be shipped over the next six months approximates $116.3 million, compared to $46.4 million at June 30, 2017 and $49.8 million at March 31, 2017. The increase versus the end of the prior fiscal year is primarily being experienced at the Company’s domestic manufacturing location. As a percentage of six-month backlog, inventory has reduced from 143% at June 30, 2017 to 69% at March 30, 2018.

Net property, plant and equipment (PP&E) decreased $0.2 million versus June 30, 2017. This includes the addition of $4.4 million in capital expenditures, primarily at the Company’s U.S. and Belgian-based manufacturing operations, which was essentially offset by depreciation of $4.9 million. The net remaining decrease is due to foreign currency translation effects. In total, the Company expects to invest between $6 and $8 million in capital assets in fiscal 2018. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of March 30, 2018 of $26.2 million were up $4.9 million, or 23.2%, from June 30, 2017. The impact of foreign currency translation was to increase accounts payable by $0.6 million versus June 30, 2017. The remaining increase is consistent with increased sales volumes and inventory levels in comparison to the fiscal 2017 fourth quarter, along with the Company’s focus on effective working capital management.

Total borrowings and long-term debt as of March 30, 2018 increased by $1.3 million, or 20.3%, to $7.6 million versus June 30, 2017. Cash needs were driven primarily by volume related working capital requirements and capital expenditures, and were offset by favorable collection results and a $1.0 million tax refund. During the first three quarters of fiscal 2018, the Company generated negative free cash flow (see reconciliation below) of $3.3 million, despite a $14.3 million increase in working capital, and ended the third fiscal quarter with total debt, net of cash, of ($7.5) million, compared to ($10.0) million at June 30, 2017, for a net unfavorable change of $2.5 million.

Reconciliation of Free Cash Flow
(Unaudited)
(In thousands)
	For the Three Quarters Ended
	March 30, 2018	March 31, 2017
Net cash provided (used) by operating activities	$1,001	$(842)
Acquisitions of fixed assets	(4,354)	(1,869)
Free Cash Flow	$(3,353)	$(2,711)

Total equity increased $12.0 million, or 9.7%, to $135.6 million as of March 30, 2018. Retained earnings increased by $3.6 million, reflecting the net profit for the first fiscal three quarters. Net favorable foreign currency translation of $4.9 million was reported. The net change in common stock and treasury stock resulting from the accounting for stock based compensation increased equity by $1.0 million. The net remaining increase in equity of $2.5 million primarily represents the impact of a plan change to the Company’s U.S. postretirement benefit plan and amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On April 22, 2016, the Company entered into a revolving Credit Agreement (the “BMO Agreement”) with Bank of Montreal (“BMO”). This agreement permits the Company to enter into loans up to $40 million. This maximum may be increased under the BMO Agreement by an additional $10 million so long as there exists no default and certain other conditions specified in the BMO Agreement are satisfied.

In general, each revolving loan under the BMO Agreement will bear interest at a Eurodollar Rate, as defined. This rate as of March 30, 2018 was 3.41%. In addition to monthly interest payments, the Company will be responsible for paying a quarterly unused fee equal to 0.15% of the average daily unused portion of the revolving credit commitment. The Company may prepay loans subject to certain limitations. Borrowings under the BMO Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, certain machinery and equipment, and intellectual property, and the personal property of Mill-Log Equipment Co., Inc. (“Mill-Log”), a wholly-owned domestic subsidiary of the Company. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company has entered into a security agreement, IP security agreement and pledge agreement with BMO, and Mill-Log has entered into a guaranty agreement, guarantor security agreement and pledge agreement with BMO, which collectively grant BMO a security interest in these assets and holdings as administrative agent for itself and other lenders that may enter into the BMO Agreement. The Company has also entered into a negative pledge agreement with BMO, pursuant to which it has agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the BMO Agreement and the negative pledge agreement. Within thirty days upon the occurrence of an event of default (as defined) that is not cured within the prescribed cure period, or if availability under the BMO Agreement is less than the greater of 15% of the aggregate revolving credit commitments and $6.0 million, the Company and Mill-Log will execute and deliver mortgages to BMO on all real estate owned by them at such time to further secure borrowings under the BMO Agreement.

The Company’s balance sheet remains very strong, there are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $26.1 million of available borrowings under the BMO Agreement as of March 30, 2018. The Company expects to continue to generate enough cash from operations, as well as borrowing capacity from credit facilities, to meet its operating and investing needs. As of March 30, 2018, the Company also had cash of $15.1 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2018, the Company expects to contribute $2.3 million to its defined benefit pension plans, the minimum contribution required.

Net working capital increased $14.3 million, or 16.9%, during the first three quarters of fiscal 2018, and the current ratio remained level at 2.9 for both March 30, 2018 and June 30, 2017. The increase in net working capital was primarily driven by a volume related increase to inventory and accounts receivable during the first three quarters of fiscal 2018.

The Company expects capital expenditures to be approximately $6 million to $8 million in fiscal 2018. These anticipated expenditures reflect the Company’s plans to invest in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

As of March 30, 2018, the Company has obligations under non-cancelable operating lease contracts and loan agreements for certain future payments.

The Company has approximately $0.8 million of unrecognized tax benefits, including related interest and penalties, as of March 30, 2018, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2018 contributions to all defined benefit plans will total $2.3 million. As of March 30, 2018, $1.9 million in contributions have been made.

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

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar Rate. In accordance with BMO Agreement expiring April 22, 2021, the Company has the option of borrowing at a Eurodollar Rate plus an additional “Add-On” of 1.75%. Due to the relative stability of interest rates, the Company did not utilize any financial instruments at March 30, 2018 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in annual pretax interest expense of approximately $26,000.

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 25% of the Company’s revenues in the three quarters ended March 30, 2018 were denominated in currencies other than the U.S. dollar. Of that total, approximately 57% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

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

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the Condensed Consolidated Statement of Operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2018 and 2017 was the euro. At March 30, 2018, the Company had no outstanding forward exchange contracts. At June 30, 2017, one of the Company’s foreign subsidiaries had three outstanding forward exchange contracts to purchase U.S. dollars in the notional value of $1,050,000 with a weighted average maturity of 53 days. The fair value of the Company’s contract was a loss of $29,000 at June 30, 2017.

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

There were no securities of the Company sold by the Company during the quarter ended March 30, 2018, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Dec. 30, 2017 – Jan. 26, 2018	0	NA	0	315,000

Jan. 27, 2018 – Feb. 23, 2018	873	NA	0	315,000

Feb. 24, 2018 – Mar. 30, 2018	0	NA	0	315,000

Total	873	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock issued under the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of March 30, 2018, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock during the quarter ended March 30, 2018.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 8, 2018	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer