Form 10-K/A
period 2018-06-30
TWIN DISC INC
filed 2018-08-31
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At August 20, 2018, the registrant had 11,534,978 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 25, 2018, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K”) of Twin Disc, Incorporated for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission on August 27, 2018, is being filed to provide a hyperlink to each exhibit that is incorporated by reference to an exhibit separately filed on the SEC’s EDGAR system, in accordance with Rule 102 of Regulation S-T. In addition, the cover page of this Form 10-K/A revises the number of outstanding shares of common stock as of August 20, 2018 from 11,523,273 to 11,534,978.

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

August 31, 2018	TWIN DISC, INCORPORATED

By: /s/ Jeffrey S. Knutson
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K/A for Year Ended June 30, 2018

Exhibit	Description
3a)	Restated Articles of Incorporation of Twin Disc, Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated December 6, 2007). File No. 001-07635.
3b)	Restated Bylaws of Twin Disc, Incorporated, as amended through December 13, 2013 (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated December 17, 2013). File No. 001-07635.

Exhibit 10	Material Contracts
a)	Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10a) of the Company’s June 30, 2016 Form 10-K dated September 13, 2016). File No. 001-07635.
b)	The 2004 Stock Incentive Plan as amended (Incorporated by reference to Exhibit B of the Proxy Statement for the Annual Meeting of Shareholders held on October 20, 2006). File No. 001-07635.
c)	The 2004 Stock Incentive Plan for Non-Employee Directors as amended (Incorporated by reference to Exhibit 99 of the Company’s Form 10-K for the year ended June 30, 2007). File No. 001-07635.
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

l)

Form of Restricted Stock Unit Grant Agreement for restricted stock grants on August 1, 2018 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 6, 2018). File No. 001-07635.

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

Included
Exhibit	Description	Herewith
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X