Form 10-Q
period 2019-03-29
TWIN DISC INC
filed 2019-05-07
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 29, 2019

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

Yes               No √

At April 30, 2019, the registrant had 13,098,512 shares of its common stock outstanding.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (No Par Value)	TWIN	The NASDAQ Stock Market LLC

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 29, 2019	June 30, 2018

ASSETS
Current assets:
Cash	$15,757	$15,171
Trade accounts receivable, net	48,207	45,422
Inventories	128,168	84,001
Prepaid expenses	7,591	8,423
Other	8,591	6,252
Total current assets	208,314	159,269

Property, plant and equipment, net	67,422	55,467
Goodwill, net	26,672	2,692
Intangible assets, net	23,114	1,906
Deferred income taxes	15,313	18,056
Other assets	3,989	3,850

Total assets	$344,824	$241,240

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$-
Accounts payable	27,825	29,368
Accrued liabilities	39,512	32,976
Total current liabilities	69,337	62,344

Long-term debt	47,280	4,824
Lease obligations	13,325	6,527
Accrued retirement benefits	19,172	21,068
Deferred income taxes	6,971	1,203
Other long-term liabilities	2,097	1,658

Total liabilities	158,182	97,624

Commitments and contingencies (Note F)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802 and 13,098,468, respectively; no par value	44,755	11,570
Retained earnings	197,293	178,896
Accumulated other comprehensive loss	(32,462)	(23,792)
	209,586	166,674
Less treasury stock, at cost (1,534,290 and 1,545,783 shares, respectively)	23,500	23,677

Total Twin Disc shareholders' equity	186,086	142,997

Noncontrolling interest	556	619

Total equity	186,642	143,616

Total liabilities and equity	$344,824	$241,240

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

Net sales	$77,420	$65,349	$230,216	$166,960
Cost of goods sold	54,303	44,527	157,026	113,922
Gross profit	23,117	20,822	73,190	53,038

Marketing, engineering and administrative expenses	17,375	14,549	55,269	43,013
Restructuring expenses	131	452	738	2,501
Other operating income	(1,357)	-	(1,357)	-
Income from operations	6,968	5,821	18,540	7,524

Interest expense	449	80	1,583	227
Other expense (income), net	490	272	1,608	1,206
	939	352	3,191	1,433

Income before income taxes and noncontrolling interest	6,029	5,469	15,349	6,091
Income tax expense	1,442	1,133	3,780	2,401

Net income	4,587	4,336	11,569	3,690
Less: Net earnings attributable to noncontrolling interest, net of tax	(27)	(28)	(75)	(104)

Net income attributable to Twin Disc	$4,560	$4,308	$11,494	$3,586

Income per share data:
Basic income per share attributable to Twin Disc common shareholders	$0.35	$0.37	$0.91	$0.31
Diluted income per share attributable to Twin Disc common shareholders	$0.34	$0.37	$0.90	$0.31

Weighted average shares outstanding data:
Basic shares outstanding	12,914	11,313	12,437	11,289
Diluted shares outstanding	13,146	11,344	12,652	11,320

Comprehensive income
Net income	$4,587	$4,336	$11,569	$3,690
Benefit plan adjustments, net of income taxes of $146, $212, $437 and $1,164, respectively	478	474	1,427	2,682
Foreign currency translation adjustment	(869)	1,849	(3,217)	4,878
Comprehensive income	4,196	6,659	9,779	11,250
Less: Comprehensive income attributable to noncontrolling interest	(44)	(26)	(52)	(95)

Comprehensive income attributable to Twin Disc	$4,152	$6,633	$9,727	$11,155

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 29, 2019	March 30, 2018

Cash flows from operating activities:

Net income	$11,569	$3,690
Adjustments to reconcile net income to net cash (used) provided by operating activities, net of acquired assets:
Depreciation and amortization	6,974	4,908
Amortization of inventory fair value step-up	3,223	-
Restructuring expenses	28	162
Gain on sale of Mill Log	(865)	-
Gain on contingent consideration of Veth Propulsion acquisition	(492)	-
Provision for deferred income taxes	1,158	3,455
Stock compensation expense and other non-cash changes, net	2,123	1,330
Net change in operating assets and liabilities	(35,876)	(12,544)

Net cash (used) provided by operating activities	(12,158)	1,001

Cash flows from investing activities:

Proceeds from sale of Mill Log, net of costs to sell	5,158	-
Acquisition of Veth Propulsion, less cash acquired	(60,195)	-
Acquisitions of fixed assets	(8,911)	(4,354)
Proceeds from sale of fixed assets	145	141
Other, net	(229)	(129)

Net cash used by investing activities	(64,032)	(4,342)

Cash flows from financing activities:

Proceeds from issuance of common stock, net	32,210	-
Proceeds from exercise of stock options	36	-
Borrowings under long-term debt arrangement	44,151	-
Repayments of long-term borrowings	(23,872)	-
Borrowings under revolving loan arrangement	123,904	54,415
Repayments of revolver loans	(99,156)	(53,138)
Dividends paid to noncontrolling interest	(115)	(172)
Payments of withholding taxes on stock compensation	(926)	(422)

Net cash provided by financing activities	76,232	683

Effect of exchange rate changes on cash	544	1,406

Net change in cash	586	(1,252)

Cash:
Beginning of period	15,171	16,367

End of period	$15,757	$15,115

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include adjustments, consisting primarily of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for June 30, 2018. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The unaudited condensed consolidated financial statements and information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes the financial results of Veth Propulsion Holding BV (“Veth Propulsion”) for the period beginning July 2, 2018 through March 29, 2019. The financial results included in this Form 10-Q related to the acquisition method of accounting for the Veth Propulsion acquisition are subject to change as the acquisition method accounting is not yet finalized and dependent upon the finalization of management’s review of certain independent valuations and studies that are still in process. See Note B, “Acquisition of Veth Propulsion Holding BV” for further information about the acquisition and related transactions and the acquisition accounting.

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

The Company determined that deferral of revenue is appropriate for certain agreements where the performance of services after product delivery is required. Such services primarily pertain to technical commissioning services by its entities in its marine and propulsion business, whereby the Company’s technicians calibrate the controls and transmission to ensure proper performance for the customer’s specific application. This service helps identify issues with the ship's design or performance that need to be remediated by the ship builder or other component suppliers prior to the ship being officially accepted into service by the ship buyer. The cumulative effect adjustment of adopting the new standard is not significant to the Company’s results of operations and financial condition.

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

The adoption of ASU 2014-09 and ASU 2016-02 did not have an impact on the Company’s condensed consolidated statement of operations and comprehensive income for the quarter and three quarters ended March 30, 2018, or condensed consolidated statement of cash flows for the three quarters ended March 30, 2018.

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

The following table presents the effect of the adoption of ASU 2017-07 on the Company’s condensed consolidated statements of operations and comprehensive income for the quarter and three quarters ended March 30, 2018:

	For the Quarter Ended			For the Three Quarters Ended
	March 30, 2018	Adoption	March 30, 2018	March 30, 2018	Adoption	March 30, 2018
	As Reported	Impact	Restated	As Reported	Impact	Restated
Cost of goods sold	$44,624	$(97)	$44,527	$114,214	$(292)	$113,922
Gross profit	20,725	97	20,822	52,746	292	53,038
Marketing, engineering and administrative expenses	14,747	(198)	14,549	43,683	(670)	43,013
Income from operations	5,526	295	5,821	6,562	962	7,524
Other expense (income), net	(23)	295	272	244	962	1,206

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

New Accounting Releases

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC 815) - Targeted Improvements to Accounting for Hedging Activities. The amendments in this guidance better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The ASU is effective for annual periods beginning after December 15, 2018 (the Company’s fiscal 2020), and interim periods within those annual periods, with early adoption permitted. The Company plans to early adopt this guidance during the fourth quarter of fiscal 2019. The Company is currently evaluating the potential impact of this guidance on the Company’s condensed consolidated financial statements.

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

On July 2, 2018, the Company completed the acquisition of 100% of the outstanding common stock of Veth Propulsion. Veth Propulsion is a global manufacturer of highly-engineered primary and auxiliary propulsions and propulsion machinery for maritime vessels, including rudder propellers, bow thrusters, generator sets and engine service and repair, based in the Netherlands. These products are complementary to and expand the Company’s current product offerings in the marine and propulsion markets. Prior to the acquisition, the Company was a distributor of Veth products in North America and Asia. This acquisition was pursuant to a Share Purchase Agreement (“Purchase Agreement”) entered into by Twin Disc NL Holding B.V., a wholly-owned subsidiary of the Company, with Het Komt Vast Goed B.V., the prior parent of Veth Propulsion, on June 13, 2018. Veth Propulsion is reported as part of the Company’s manufacturing segment.

Under the terms of the Purchase Agreement, the Company paid an aggregate of approximately $58,862 in cash at closing, which included a base payment plus adjustments for net cash and working capital. In January 2019, the Company paid an additional amount of $545 in consideration of the final determination of working capital adjustments pursuant to the Purchase Agreement. The total purchase consideration is further subject to an earn-out (contingent consideration). The earn-out would be paid if the earnings before interest, tax, depreciation and amortization (“EBITDA”) of Veth Propulsion in the period January 1, 2018 through December 31, 2018 were to exceed the agreed upon threshold amount. The maximum earn-out is approximately $3,700 and would be paid in the form of Company stock. The earn-out has been determined and is expected to be settled in May 2019. See Note N, Restructuring of Operations and Other Operating Income, for further discussion.

The Company financed the payment of the cash consideration through borrowings under a new credit agreement entered into on June 29, 2018 with BMO Harris Bank N.A. (the “Credit Agreement”). The Credit Agreement is further discussed in Note L, Long-term Debt.

Consideration Transferred

The following table summarizes the consideration transferred at the acquisition date, which includes the subsequent settlement of the working capital adjustment as of the acquisition date pursuant to the Purchase Agreement.

Cash at closing (a)	$58,862
Working capital adjustment settlement	545
Fair value of contingent consideration at acquisition date (b)	2,921
Total	$62,328

(a)

In the statement of cash flows, the cash used in the acquisition of Veth Propulsion in the amount of $60,195 includes the cash used to pay off the loan to the prior parent of Veth Propulsion, and is net of the cash, including restricted cash, acquired in the transaction, of $1,078 (see below for fair value of assets acquired and liabilities assumed).

(b)

This pertains to the fair value of the earn-out at acquisition date, which was estimated based on a probability-weighted approach. Under ASC 805, Business Combinations, changes in fair value of this amount is recognized in the income statement and is not an adjustment to the opening balance sheet or the determination of goodwill. See discussion of Fair Value Adjustment of Contingent Consideration in Note N, Restructuring of Operations and Other Operating Income.

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

The following summarizes the preliminary estimate of fair value of the assets acquired and liabilities assumed at the acquisition date. Some of these amounts reflect updated values from those previously reported as of December 28, 2018, the Company’s prior fiscal quarter, due to management’s ongoing fair value assessment during the measurement period.

Fair Value of Assets Acquired
Cash, including restricted cash	$1,078	(a)
Accounts receivable and other current assets	10,437	(b)
Inventories	27,750	(c)
Property, plant and equipment	2,661	(d)
Intangibles	24,000	(e)
Accounts payable and accrued liabilities	(21,208)
Deferred tax liability	(7,376)	(f)
Total net assets acquired	37,342
Goodwill	24,986	(g)
Total consideration	$62,328

The following information provides further details about the estimated net step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.

(a) Included in cash is restricted cash in the amount of $698. This amount is restricted and not available for general business use in order to guarantee performance obligations by Veth Propulsion under certain employee and customer contracts. A significant majority of these arrangements have expired as of March 29, 2019 and they are not expected to be renewed.

(b) Accounts receivable represents contractual amounts receivable from customers less an allowance for doubtful accounts. This amount approximates fair value.

(c) Inventories consist of:

Inventories
Raw materials	$13,307
Projects work in progress at fair value	14,443
Inventories at fair value	27,750
Inventories at book value	23,375
Step-up	$4,375

As of the effective date of the acquisition, inventory is required to be measured at fair value. Raw materials are typically utilized in operations within one year of purchase and therefore book values approximate fair value. Projects work in progress are estimated to be approximately 70% complete, and the step-up to fair value less estimated costs to complete and sell resulted in a step-up value of approximately $4,375.

(d) The fair value of property, plant and equipment is estimated at $2,661. These assets primarily consist of manufacturing equipment, test equipment, vehicles, and office and plant fixtures. Their estimated useful lives range from 2 to 13 years.

(e) Intangible assets consist of:

	Estimated fair	Estimated average	Annual
	value	useful lives	amortization
Customer relationships	$13,800	12	$1,150
Technology and know-how	8,400	7	1,200
Tradename	1,800	10	180
Total	$24,000		$2,530

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

Summary Financial Information

The following table presents financial information for Veth Propulsion that is included in the Company’s consolidated statement of operations for the quarter and three quarters ended March 29, 2019:

	Quarter Ended	Three Quarters Ended
	March 29, 2019	March 29, 2019
Net sales	$15,496	$42,931
Gross profit (a)	3,024	8,916
Operating income (b)	244	204
Net income (loss) attributable to Twin Disc	6	(569)

(a) Gross profit includes the non-recurring purchase accounting charge for the step-up of inventories acquired of $1,050 and $3,223 for the quarter and three quarters ended March 29, 2019, respectively.

(b) In addition to (a), operating income includes the depreciation of property, plant and equipment and amortization of intangible assets acquired of $749 and $1,985 for the quarter and three quarters ended March 29, 2019, respectively. Operating income also includes one-time transaction charges related to the acquisition of $2 and $461 for the quarter and three quarters ended March 29, 2019, respectively.

The following table presents unaudited supplemental pro forma information as if the acquisition of Veth Propulsion had occurred on July 1, 2017.

	Quarter Ended	Three Quarters Ended
	March 30, 2018	March 30, 2018
Net sales	$78,615	$209,517
Gross profit (a)	23,384	61,993
Net income attributable to Twin Disc (b)	2,859	784
Basic income per share attributable to Twin Disc common shareholders	$0.25	$0.07
Diluted income per share attributable to Twin Disc common shareholders	$0.25	$0.07

Weighted average number of common shares outstanding:
Basic	11,313	11,289
Diluted	11,344	11,320

(a) Gross profit includes the amortization of the step-up of inventories of $1,179 and $3,537 for the quarter and three quarters ended March 30, 2018, respectively.

(b) In addition to (a), this includes the amortization of intangible assets acquired and interest expense on borrowings under the Credit Agreement net of other expenses, amounting to $1,136 and $3,408, before tax, for the quarter and three quarters ended March 30, 2018, respectively.

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

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarter and three quarters ended March 29, 2019.

Net sales by product group for the quarter ended March 29, 2019 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$8,149	$2,457	$(1,070)	$9,536
Land-based transmissions	27,133	8,309	(8,538)	26,904
Marine and propulsion systems	36,076	15,573	(11,908)	39,741
Other	16	1,208	15	1,239
Total	$71,374	$27,547	$(21,501)	$77,420

Net sales by product group for the three quarters ended March 29, 2019 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$22,883	$6,434	$(3,619)	$25,698
Land-based transmissions	86,876	20,765	(21,322)	86,319
Marine and propulsion systems	101,464	46,037	(33,629)	113,872
Other	50	4,321	(44)	4,327
Total	$211,273	$77,557	$(58,614)	$230,216

Contract assets/liabilities:

There are no significant balances of contract assets or liabilities as of March 29, 2019.

D.	Inventories

The major classes of inventories were as follows:

	March 29, 2019	June 30, 2018
Inventories:
Finished parts	$53,992	$49,332
Work in process	26,050	13,183
Raw materials	48,126	21,486
	$128,168	$84,001

E.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarter and three quarters ended March 29, 2019 and March 30, 2018:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Reserve balance, beginning of period	$3,843	$2,467	$4,407	$2,062
Current period expense and adjustments	670	1,217	1,527	2,598
Payments or credits to customers	(742)	(559)	(2,688)	(1,581)
Acquisition	-	-	557	-
Translation	(21)	24	(53)	70
Reserve balance, end of period	$3,750	$3,149	$3,750	$3,149

The current portion of the warranty accrual ($2,983 and $2,705 as of March 29, 2019 and March 30, 2018, respectively) is reflected in accrued liabilities, while the long-term portion ($767 and $444 as of March 29, 2019 and March 30, 2018, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net sales
Manufacturing segment sales	$71,374	$58,482	$211,273	$146,935
Distribution segment sales	27,547	22,854	77,557	61,852
Inter/Intra segment elimination – manufacturing	(16,272)	(13,494)	(45,953)	(33,315)
Inter/Intra segment elimination – distribution	(5,229)	(2,493)	(12,661)	(8,512)
	$77,420	$65,349	$230,216	$166,960
Net income (loss) attributable to Twin Disc
Manufacturing segment net income	$6,350	$6,910	$21,509	$12,100
Distribution segment net (loss) income	(498)	1,149	935	2,205
Corporate and eliminations	(1,292)	(3,751)	(10,950)	(10,719)
	$4,560	$4,308	$11,494	$3,586

Assets	March 29, 2019	June 30, 2018
Manufacturing segment assets	$385,078	$266,417
Distribution segment assets	49,446	52,230
Corporate assets and elimination of intercompany assets	(89,700)	(77,407)
	$344,824	$241,240

H.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first three quarters of fiscal 2019 and 2018, the Company granted a target number of 42.3 and 54.9 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2019 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2021. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 63.4. Based upon favorable actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 188.0 and 206.2 unvested PSAs outstanding at March 29, 2019 and March 30, 2018, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $240 and $138 was recognized for the quarters ended March 29, 2019 and March 30, 2018, respectively, related to PSAs. Compensation expense of $1,028 and $274 was recognized for the three quarters ended March 29, 2019 and March 30, 2018, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at March 29, 2019 was $15.02. At March 29, 2019, the Company had $1,281 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2019, 2018 and 2017 awards. The total fair value of PSAs vested as of March 29, 2019 and March 30, 2018 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first three quarters of fiscal 2019 and 2018, the Company granted 35.6 and 85.3 service based restricted shares, respectively, to employees and non-employee directors. There were 184.3 and 237.7 unvested shares outstanding at March 29, 2019 and March 30, 2018, respectively. A total of 3.8 and 32.7 shares of restricted stock were forfeited during the three quarters ended March 29, 2019 and March 30, 2018, respectively. Compensation expense of $280 and $186 was recognized for the quarters ended March 29, 2019 and March 30, 2018, respectively. Compensation expense of $796 and $1,113 was recognized for the three quarters ended March 29, 2019 and March 30, 2018, respectively. The total fair value of restricted stock grants vested as of March 29, 2019 and March 30, 2018 was $2,102 and $1,809, respectively. As of March 29, 2019, the Company had $912 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. During the first three quarters of fiscal 2019, the Company granted 38.0 RSUs to various employees of the Company, including executive officers. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 38.0 unvested RSUs outstanding at March 29, 2019. Compensation expense of $81 was recognized for the quarter ended March 29, 2019. Compensation expense of $217 was recognized for the three quarters ended March 29, 2019. The weighted average grant date fair value of the unvested awards at March 29, 2019 was $25.77. As of March 29, 2019, the Company had $761 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Pension Benefits:
Service cost	$242	$260	$739	$763
Interest cost	1,095	1,089	3,270	3,225
Expected return on plan assets	(1,329)	(1,524)	(3,992)	(4,565)
Amortization of transition obligation	9	9	26	27
Amortization of prior service cost	1	1	3	3
Amortization of actuarial net loss	678	759	2,033	2,277
Net periodic benefit cost	$696	$594	$2,079	$1,730

Postretirement Benefits:
Service cost	$5	$5	$14	$15
Interest cost	76	78	228	247
Amortization of actuarial net loss	(69)	(59)	(206)	(115)
Net periodic benefit cost	$12	$24	$36	$147

The Company expects to contribute approximately $2,382 to its pension plans in fiscal 2019. As of March 29, 2019, the amount of $2,305 in contributions has been made.

The Company has reclassified $478 (net of $146 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 29, 2019, and $474 (net of $212 in taxes) during the quarter ended March 30, 2018. The Company has reclassified $1,427 (net of $437 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 29, 2019, and $2,682 (net of $1,164 in taxes) during the three quarters ended March 30, 2018. These reclassifications are included in the computation of net periodic benefit cost.

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

For the three quarters ended March 29, 2019 and March 30, 2018, the Company’s effective income tax rate was 24.6% and 39.4%, respectively. In the prior year, increased and sustained profitablility in a foreign jurisdiction resulted in the release of a $3,803 valuation allowance, which decreased the effective tax rate by 62.4%. In the prior year, the impact of the Tax Act was reflected resulting in an increase to tax expense of $4,243, which increased the effective tax rate by 69.7%. Foreign tax reform also relected in the prior year increased tax expense by $392 and resulted in an increase in the effective tax rate of 6.4%.

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

As no new material information nor material interpretational changes have developed, the Company’s previous calculation reflected in fiscal 2018 has not changed and the Company considers this final. With the enactment of the transition tax, any future dividends repatriated would benefit from the 100% Dividends Received Deduction. The Company reaffirms its positon that the earnings of certain foreign subsidiaries remain permanently reinvested. An analysis was also completed to verify the future utilization of tax attributes and it was determined that full utilization would be realized and no valuation allowance was required. The Company has completed a provisional analysis of the global intangible low taxed income (“GILTI”) provisions and anticipates no impact to the financial statements due to the offset of the inclusion with the associated foreign tax credits. A provisional foreign-derived intangible income (“FDII”) calculation was completed and the benefit has been reflected in the quarterly provision. The Company has provisionally elected to treat GILTI as a period expense; however, the Company has not made a final accounting policy decision with respect to this item. A provisional analysis of the new base erosion anti-abuse tax (“BEAT”) rules has been completed and the Company does not meet the minimum thresholds at this time and is therefore not subject to this tax. These estimates may be impacted by actual future data, additional guidance or other unforeseen circumstances.

Under ASC 740, Income Taxes, a company is generally required to recognize the effect of changes in tax laws in its financial statements in the period in which the legislation is enacted. U.S. income tax laws are deemed to be effective on the date the president signs tax legislation. The president signed the Tax Act legislation on December 22, 2017. As such, the Company is required to recognize the related impacts to the financial statements in the quarter ended December 29, 2017. In acknowledgment of the substantial changes incorporated in the Tax Act, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin ("SAB") 118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period (similar to that used when accounting for business combinations) within which to finalize and reflect such final effects associated with the Tax Act. Further, SAB 118 summarizes a three-step approach to be applied each reporting period within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete (i.e. all information is available and appropriately analyzed to determine the applicable financial statement impact), (2) to the extent the effects of certain changes due to the Tax Act for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with the Tax Act, no provisional amount should be recorded but rather, continue to apply ASC 740 based upon the tax law in effect prior to the enactment of the Tax Act. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year. If a company does not have the necessary information available, prepared or analyzed for certain income tax effects of the Tax Act, SAB 118 allows a company to report provisional numbers and adjust those amounts during the measurement period not to extend beyond one year. For the three quarters ended March 29, 2019, the Company has recorded all known and estimable impacts of the Tax Act that are effective for fiscal year 2019. Future adjustments to the provisional numbers will be recorded as discrete adjustments to income tax expense in the period in which those adjustments become estimable and/or are finalized.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. In addition, all other available positive and negative evidence is taken into consideration, including all new impacts of the Tax Act. The Company has evaluated the realizability of the net deferred tax assets related to its operations and based on this evaluation management has concluded that no valuation allowances are required.

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated annual effective tax rate. Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter.

The Company has approximately $1,152 of unrecognized tax benefits, including related interest and penalties, as of March 29, 2019, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the three quarters ended March 29, 2019. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

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

On July 2, 2018, as discussed in Note B, the Company acquired goodwill in the estimated amount of $24,986 and intangible assets in the estimated amount of $24,000 as part of the acquisition of Veth Propulsion Holding BV. These estimates are preliminary and are pending completion of several elements, including finalization of an independent valuation of fair value of the assets acquired and liabilities assumed and final review by the Company’s management. The final determination of fair values and resulting goodwill may differ significantly from what is currently reflected.

As of March 29, 2019, changes in the carrying amount of goodwill is summarized as follows:

	Net Book Value Rollforward			By Reporting Unit
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	European Industrial	European Propulsion
Balance at June 30, 2018	$16,514	$(13,822)	$2,692	$2,692	$-
Acquisition	24,986	-	24,986	-	24,986
Translation adjustment	(1,006)	-	(1,006)	(72)	(934)
Balance at March 29, 2019	$40,494	$(13,822)	$26,672	$2,620	$24,052

For the quarter ended March 29, 2019, the Company performed a review of potential triggering events, and concluded there were no triggering events that indicated that the fair value of its European Industrial and European Propulsion reporting units had not more likely than not declined to below their carrying values at March 29, 2019. The Company will perform its annual impairment test for all its operating units as of June 30, 2019.

As of March 29, 2019, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization/ Impairment	Net Book Value	Trade Name	Customer Relationships	Technology Know-how	Other
Balance at June 30, 2018	$13,485	$(11,781)	$1,704	$1,288	$-	$-	$416
Acquisition	24,000	-	24,000	1,800	13,800	8,400	-
Other additions	103	-	103	-	-	-	103
Amortization	-	(1,995)	(1,995)	(196)	(846)	(883)	(70)
Translation adjustment	(898)	-	(898)	(98)	(500)	(298)	(2)
Balance at March 29, 2019	$36,690	$(13,776)	$22,914	$2,794	$12,454	$7,219	$447

Other intangibles consist of certain amortizable acquisition costs, proprietary technology, computer software, licensing agreements and certain customer relationships.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 10 years.

Intangible amortization expense was $746 and $46 for the quarters ended March 29, 2019, and March 30, 2018, respectively. Intangible amortization expense was $1,995 and $135 for the three quarters ended March 29, 2019, and March 30, 2018, respectively. Estimated intangible amortization expense for the remainder of fiscal 2019 and each of the next five fiscal years is as follows:

Fiscal Year
2019	$689
2020	2,659
2021	2,609
2022	2,586
2023	2,579
2024	2,549

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 29, 2019 and June 30, 2018 was $200 and $202, respectively. These assets are comprised of acquired trade names.

L.	Long-term Debt

Long-term debt at March 29, 2019 and June 30, 2018 consisted of the following:

	March 29, 2019	June 30, 2018
Borrowings under the Credit Agreement
Revolving loans	$28,893	$4,787
Term loan (due March 2026)	20,000	-
Other	387	37
Subtotal	49,280	4,824
Less: current maturities	(2,000)	-
Total long-term debt	$47,280	$4,824

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

On July 2, 2018, in connection with the acquisition of Veth Propulsion, as described in Note B, the Company drew a total of $60,729 of additional borrowings on the Credit Agreement, consisting of a $35,000 Term Loan payable and revolver borrowings of $25,729. The new borrowing was used to pay the cash consideration at closing of $58,862, and to pay off the loan owed to the prior parent of Veth Propulsion in the amount of $1,865.

On September 25, 2018, the Company used the proceeds of a stock offering (see Note M) of $32,210 to partially pay down the Term Loan and Revolving Loans.

On March 4, 2019, the Company entered into a second amendment (the “Second Amendment”) to the Credit Agreement. The Second Amendment reduced the principal amount of the Term Loan commitment under the Credit Agreement from $35,000 to $20,000. In connection with the Second Amendment, the Company issued an amended and restated term note in the amount of $20,000 to BMO, which amended the original $35,000 note provided under the Credit Agreement.

Prior to entering into the Second Amendment, the outstanding principal amount of the Term Loan under the Credit Agreement was $10,849. On the date of the Second Amendment, the Bank made an additional advance on the Term Loan to the Company in the amount of $9,151. The Second Amendment also extended the maturity date of the Term Loan from January 2, 2020 to March 4, 2026, and added a requirement that the Company make principal installments of $500 per quarter starting with the quarter ending June 30, 2019.

The Second Amendment also reduces the applicable margin for purposes of determining the interest rate applicable to the Term Loan. Previously, the applicable margin was 3.00%, which was added to the Monthly Reset LIBOR Rate or the Adjusted LIBOR, as applicable. Under the Second Amendment, the applicable margin is between 1.375% and 2.375%, depending on the Company’s total funded debt to EBITDA ratio.

The Second Amendment also adjusts certain financial covenants made by the Company under the Credit Agreement. Specifically, the Company has covenanted (i) not to allow its total funded debt to EBITDA ratio to be greater than 3.00 to 1.00 (the cap had previously been 3.50 to 1.00 for quarters ending on or before September 30, 2019 and 3.25 to 1.00 for quarters ending on or about December 31, 2019 through September 30, 2020), and (ii) that its tangible net worth will not be less than $100,000 plus 50% of net income for each fiscal year ending on and after June 30, 2019 for which net income is a positive number (the $100,000 figure had previously been $70,000).

Borrowings under the Credit Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Veth Propulsion described in Note B.

Other long-term debt pertains mainly to a financing arrangement in Europe. During the third quarter of fiscal 2019, the Company entered into sale leaseback agreements with a leasing company covering various Company vehicles. Under the terms of the agreements, the Company received $370 in cash proceeds and agreed to lease back those same vehicles under various terms, ranging from 3 to 5 years. Under ASC 842, Leases, these agreements are required to be accounted for as financing transactions. Consequently, the Company recorded long-term liabilities for the proceeds received, and they are reduced as lease payments are made. These liabilities carry implied interest rates ranging from 7% to 25%. A total amount of $12 in principal was paid on these liabilities during the current quarter.

During the quarter ended March 29, 2019, the average interest rate was 4.72% on the Term Loan, and 2.98% on the Revolving Loans. During the three quarters ended March 29, 2019, the average interest rate was 5.04% on the Term Loan, and 3.18% on the Revolving Loans.

As of March 29, 2019, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $50,000, and the Company had approximately $21,107 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximates fair value at March 29, 2019 and June 30, 2018. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

On April 22, 2019, the Company entered into an interest rate swap arrangement with Bank of Montreal, with a notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. The Company will commence the reporting and related disclosures on this arrangement in its June 30, 2019 Form 10-K.

M.	Shareholders’ Equity

The Company completed the sale of 1,533.3 shares of its common stock through a registered offering which closed on September 25, 2018, at a price to the public of $22.50 per share. The net proceeds received by the Company and after underwriting expenses of $2,070 and offering expenses of $220, were $32,210 and were recorded as paid-in capital as of March 29, 2019. The proceeds were used to partially pay down the Term Loan and Revolving Loans (see Note L).

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of March 29, 2019 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended March 29, 2019 and March 30, 2018.

The following is a reconciliation of the Company’s equity balances for the first three fiscal quarters of 2019 and 2018:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2018	$11,570	$178,896	$(23,792)	$(23,677)	$619	$143,616
Net income		2,861			41	2,902
Translation adjustments			(536)		(25)	(561)
Benefit plan adjustments, net of tax			471			471
Release stranded tax effects		6,903	(6,903)			-
Cash dividends					(115)	(115)
Compensation expense	850					850
Common stock issued, net	32,210					32,210
Shares acquired, net	(586)			(328)		(914)
Balance, September 28, 2018	44,044	188,660	(30,760)	(24,005)	520	178,459
Net income		4,073			6	4,079
Translation adjustments			(1,773)		(13)	(1,786)
Benefit plan adjustments, net of tax			478			478
Compensation expense	590					590
Shares (acquired) issued, net	(497)			520		23
Balance, December 28, 2018	44,137	192,733	(32,055)	(23,485)	513	181,843
Net income		4,560			27	4,587
Translation adjustments			(885)		16	(869)
Benefit plan adjustments, net of tax			478			478
Compensation expense	603					603
Shares issued (acquired), net	15			(15)		-
Balance, March 29, 2019	$44,755	$197,293	$(32,462)	$(23,500)	$556	$186,642

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2017	$10,429	$169,368	$(32,671)	$(24,205)	$646	$123,567
Net income		3,391			13	3,404
Translation adjustments			2,547		(6)	2,541
Benefit plan adjustments, net of tax			474			474
Cash dividends					(172)	(172)
Compensation expense	479					479
Shares (acquired) issued, net	(1,030)			817		(213)
Balance, September 29, 2017	9,878	172,759	(29,650)	(23,388)	481	130,080
Net (loss) income		(4,113)			63	(4,050)
Translation adjustments			489		(1)	488
Benefit plan adjustments, net of tax			1,734			1,734
Compensation expense	584					584
Shares (acquired) issued, net	(376)			189		(187)
Balance, December 29, 2017	10,086	168,646	(27,427)	(23,199)	543	128,649
Net income		4,308			28	4,336
Translation adjustments			1,851		(2)	1,849
Benefit plan adjustments, net of tax			474			474
Compensation expense	324					324
Shares issued (acquired), net	492			(514)		(22)
Balance, March 30, 2018	$10,902	$172,954	$(25,102)	$(23,713)	$569	$135,610

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 28, December 28, 2018, and March 29, 2019 and September 29, December 29, 2017, and March 30, 2018 are as follows:

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2018	$7,085	$(30,877)
Translation adjustment during the quarter	(536)	-
Release stranded tax effects	-	(6,903)
Amounts reclassified from accumulated other comprehensive income	-	471
Net current period other comprehensive loss	(536)	(6,432)
Balance at September 28, 2018	6,549	(37,309)

Translation adjustment during the quarter	(1,773)	-
Amounts reclassified from accumulated other comprehensive income	-	478
Net current period other comprehensive (loss) income	(1,773)	478
Balance at December 28, 2018	4,776	(36,831)

Translation adjustment during the quarter	(885)	-
Amounts reclassified from accumulated other comprehensive income	-	478
Net current period other comprehensive (loss) income	(885)	478
Balance at March 29, 2019	$3,891	$(36,353)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2017	$6,130	$(38,801)
Translation adjustment during the quarter	2,547	-
Amounts reclassified from accumulated other comprehensive income	-	474
Net current period other comprehensive income	2,547	474
Balance at September 29, 2017	8,677	(38,327)

Translation adjustment during the quarter	489	-
Other comprehensive income before reclassifications	-	1,695
Amounts reclassified from accumulated other comprehensive income	-	39
Net current period other comprehensive income	489	1,734
Balance at December 29, 2017	9,166	(36,593)

Translation adjustment during the quarter	1,851	-
Amounts reclassified from accumulated other comprehensive income	-	474
Net current period other comprehensive income	1,851	474
Balance at March 30, 2018	$11,017	$(36,119)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and three quarters ended March 29, 2019 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 29, 2019		March 29, 2019
Changes in benefit plan items
Actuarial losses	$614	(a)	$1,835	(a)
Transition asset and prior service benefit	10	(a)	29	(a)
Total amortization	624		1,864
Income taxes	146		437
Total reclassification net of tax	$478		$1,427

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and three quarters ended March 30, 2018 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 30, 2018		March 30, 2018
Changes in benefit plan items
Actuarial losses	$676	(a)	$2,121	(a)
Transition asset and prior service benefit	10	(a)	30	(a)
Total amortization	686		2,151
Other benefit plan adjustments	-		(1,695)
Income taxes	212		1,164
Total reclassification net of tax	$474		$2,682

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note I "Pension and Other Postretirement Benefit Plans" for further details).

N.	Restructuring of Operations and Other Operating Income

Restructuring expenses

The Company has implemented various restructuring programs in response to unfavorable macroeconomic trends in certain of the Company’s markets since the fourth quarter of fiscal 2015. These programs primarily involved the reduction of workforce in several of the Company’s manufacturing locations, under a combination of voluntary and involuntary programs.

During the current year, the Company implemented continued actions to reduce personnel costs in its Belgian operations and reorganize for productivity in its European operations. These actions resulted in restructuring charges of $131 and $738 in the quarter and three quarters ended March 29, 2019, respectively. For the quarter and three quarters ended March 30, 2018, restructuring charges of $452 and $2,501, respectively, pertained to similar actions to reduce personnel costs in the Company’s Belgian operations, as well as costs associated with the India manufacturing operations exit.

Restructuring activities since June 2015 have resulted in the elimination of 176 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through March 29, 2019 were $10,011.

The following is a rollforward of restructuring activity:

Accrued restructuring liability, June 30, 2018	$90
Additions during the year	738
Payments and adjustments during the year	(800)
Accrued restructuring liability, March 29, 2019	$28

Other Operating Income – Sale of Mill Log Business

On February 7, 2019, as part of its ongoing initiative to focus resources on core manufacturing and product development activities, the Company entered into an asset purchase agreement with one of its major distributor customers. Under this agreement, the Company sold substantially all of the assets and intangible rights of Mill-Log Equipment Co., Inc. and Mill-Log Wilson Equipment Ltd. (the “Mill Log Business”), its wholly-owned subsidiaries which distributed Twin Disc products in the northwestern U.S. and western Canada territories. The Mill Log Business reported pre-tax loss of $1,968 and pre-tax income of $421 for the quarters ended March 29, 2019 and March 30, 2018, respectively, and reported pre-tax loss of $1,636 and pre-tax income of $901 for the three quarters ended March 29, 2019 and March 30, 2018, respectively. The results of operations from the Mill Log Business are reported as part of the Company’s distribution segment. Assets sold consisted primarily of inventories, with a carrying value of $6,298, and property and equipment including right-of-use leases, with a carrying value of $495. The sale closed on March 4, 2019 and the Company received a total consideration of $7,658, consisting of cash proceeds of $5,158 and a note receivable for $2,500 due on March 4, 2020. The Company recognized a pre-tax gain on sale of the Mill Log Business of $865, and recorded it as part of other operating income in the statement of operations in the current quarter. The Company is currently winding down the affairs of this legal entity and anticipates certain adjustments to this gain. Any adjustments to this amount will be recorded in the quarter in which it is determined.

Other Operating Income – Fair Value Adjustment of Contingent Consideration

As discussed in Note B, the Company issued a contingent consideration as part of the Veth Propulsion acquisition. Under the terms of the Purchase Agreement, in addition to the cash consideration, the Company would pay an earn-out (a contingent consideration) if the EBITDA of Veth Propulsion for the period January 1, 2018 through December 31, 2018 were to exceed the agreed upon threshold amount. The maximum earn-out is approximately $3,700 and would be paid in the form of common stock. Under ASC 805, any changes in fair value of the contingent consideration is recognized in the current period income statement and is not an adjustment to the opening balance sheet or the determination of goodwill.

As of March 29, 2019, the Company re-measured this liability at fair value, using the maximum issuable shares under the Purchase Agreement, multiplied by the closing price of the Company’s common stock. This resulted in a fair value of $2,320 and a recognition of a gain of $492, included in other operating income in the current fiscal quarter.

In April 2019, the Company made a determination to settle the earn-out at the maximum issuable shares. These shares are expected to be issued in May 2019.

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Basic:
Net income	$4,587	$4,336	$11,569	$3,690
Less: Net earnings attributable to noncontrolling interest	(27)	(28)	(75)	(104)
Less: Undistributed earnings attributable to unvested shares	(59)	(98)	(166)	(86)
Net income available to Twin Disc shareholders	4,501	4,210	11,328	3,500

Weighted average shares outstanding - basic	12,914	11,313	12,437	11,289

Basic Income Per Share:
Net income per share - basic	$0.35	$0.37	$0.91	$0.31

Diluted:
Net income	$4,587	$4,336	$11,569	$3,690
Less: Net earnings attributable to noncontrolling interest	(27)	(28)	(75)	(104)
Less: Undistributed earnings attributable to unvested shares	(59)	(98)	(166)	(86)
Net income available to Twin Disc shareholders	4,501	4,210	11,328	3,500

Weighted average shares outstanding - basic	12,914	11,313	12,437	11,289
Effect of dilutive stock awards	232	31	215	31
Weighted average shares outstanding - diluted	13,146	11,344	12,652	11,320

Diluted Income Per Share:
Net income per share - diluted	$0.34	$0.37	$0.90	$0.31

The following potential common shares were excluded from diluted EPS for the quarter and three quarters ended March 29, 2019 because they were anti-dilutive: 129.1 related to the Company’s unvested PSAs, 184.3 related to the Company’s unvested RS awards, 33.1 and 16.2, respectively, related to the Company’s unvested RSUs, and 3.2 related to outstanding stock options.

The following potential common shares were excluded from diluted EPS for the quarter and three quarters ended March 30, 2018 because they were anti-dilutive: 179.1 related to the Company’s unvested PSAs, 237.7 related to the Company’s unvested RS awards, and 5.4 related to outstanding stock options.

P.	Lease Liabilities

The Company leases certain office and warehouse space, as well as production and office equipment.

The components of lease expense were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Operating lease cost	$872	$601	$2,603	$1,900
Short-term lease cost	1	(17)	23	34
Variable lease cost	11	1	16	4
Total lease cost	884	585	2,642	1,938
Less: Sublease income	(2)	(27)	(18)	(177)
Net lease cost	$882	$558	$2,624	$1,761

Other information related to leases was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$824	$662	$2,548	$1,863
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	380	206	12,453	1,648
Weighted average remaining lease term (years):
Operating leases			11.7	5.7
Weighted average discount rate:
Operating leases			7.7%	6.8%

Approximate future minimum rental commitments under non-cancellable leases as of March 29, 2019 were as follows:

Operating Leases
2019	$755
2020	2,754
2021	2,081
2022	1,546
2023	1,400
Thereafter	12,232
Total future lease payments	20,768
Less: Amount representing interest	(7,443)
Present value of future payments	$13,325

The Company had $13,333 and $6,527 of operating lease right-of-use assets recorded in property, plant and equipment, net as of March 29, 2019 and June 30, 2018, respectively. The Company had $13,325 and $6,527 of operating lease liabilities recorded in lease obligations as of March 29, 2019 and June 30, 2018, respectively.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of March 29, 2019, and related notes, as reported in Item 1 of this Quarterly Report.

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

Recent Events

Acquisition of Veth Propulsion Holding BV

On July 2, 2018, the Company completed the acquisition of 100% of the outstanding common stock of Veth Propulsion. Veth Propulsion is a global manufacturer of highly-engineered primary and auxiliary propulsions and propulsion machinery for maritime vessels, including rudder propellers, bow thrusters, generator sets and engine service and repair, based in the Netherlands. These products are complementary to and expand the Company’s current product offerings in the marine and propulsion markets. Prior to the acquisition, the Company was a distributor of Veth products in North America and Asia. This acquisition was pursuant to a Share Purchase Agreement (“Purchase Agreement”) entered into by Twin Disc NL Holding B.V., a wholly-owned subsidiary of the Company, with Het Komt Vast Goed B.V., the prior parent of Veth Propulsion, on June 13, 2018. Veth Propulsion is reported as part of the Company’s manufacturing segment.

Under the terms of the Purchase Agreement, the Company paid an aggregate of approximately $58.9 million in cash at closing, which included a base payment plus adjustments for net cash and working capital. In January 2019, the Company paid an additional amount of $0.5 million in consideration of the final determination of working capital adjustments pursuant to the Purchase Agreement. The total purchase consideration is further subject to an earn-out (contingent consideration). The earn-out would be paid if the earnings before interest, tax, depreciation and amortization (“EBITDA”) of Veth Propulsion in the period January 1, 2018 through December 31, 2018 were to exceed the agreed upon threshold amount. The maximum earn-out is approximately $3.7 million and would be paid in the form of Company stock. The earn-out has been determined and is expected to be settled in May 2019. See Note N, Restructuring of Operations and Other Operating Income, for further discussion.

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

The unaudited condensed consolidated financial statements and information included in this Quarterly Report on Form 10-Q (“Form 10-Q”) includes the financial results of Veth Propulsion for the period beginning July 2, 2018 through March 29, 2019. The financial results included in this Form 10-Q related to the acquisition method of accounting for the Veth Propulsion acquisition are subject to change as the acquisition method accounting is not yet finalized and dependent upon the final settlement of the purchase price adjustment and finalization of management’s review of certain independent valuations and studies that are still in process. See Note B, “Acquisition of Veth Propulsion Holding BV” for further information about the acquisition and related transactions and the acquisition accounting.

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 29, 2019	% of Net Sales	March 30, 2018	% of Net Sales	March 29, 2019	% of Net Sales	March 30, 2018	% of Net Sales
Net sales	$77,420		$65,349		$230,216		$166,960
Cost of goods sold	54,303		44,527		157,026		113,922
Gross profit	23,117	29.9%	20,822	31.9%	73,190	31.8%	53,038	31.8%
Marketing, engineering and administrative expenses	17,375	22.4%	14,549	22.3%	55,269	24.0%	43,013	25.8%
Restructuring of operations	131	0.2%	452	0.7%	738	0.3%	2,501	1.5%
Other operating income	(1,357)	-1.8%	-	0.0%	(1,357)	-0.6%	-	0.0%
Income from operations	$6,968	9.0%	$5,821	8.9%	$18,540	8.1%	$7,524	4.5%

Comparison of the Third Quarter of Fiscal 2019 with the Third Quarter of Fiscal 2018

Net sales for the third quarter increased 18.5%, or $12.1 million, to $77.4 million from $65.3 million in the same period a year ago. The Veth Propulsion acquisition, which closed on July 2, 2018, was the primary contributor to this increase, representing $15.5 million of this increase. Partially offsetting the Veth Propulsion impact, the Company experienced a $2.2 million reduction in North American aftermarket demand, primarily related to oil and gas product, following a historically high level of aftermarket demand in fiscal 2018. Global demand for industrial products showed continued strong growth, increasing 29.0% over the prior year third quarter, as global markets improve and new product introductions begin to gain traction. The Company suffered production and delivery delays impacting shipment of marine and land based transmission products, resulting in an 8.1% decrease in shipments compared to the prior year third quarter. The European region saw the greatest sales increase, growing by $14.5 million to 31.0% of total sales compared to 14.6% of total sales in the third quarter of fiscal 2018. This increase is largely attributable to the Veth Propulsion acquisition. Asia Pacific saw growth of $3.7 million to 17.4% of total sales compared to 15.0% in the prior year, as growth in commercial marine and energy accelerated in the quarter. The North American region saw a decline in sales of $7.4 million to 45.5% of total sales, compared to 65.2% in the fiscal 2018 third quarter. This decline reflects a softening in North American oil and gas and aftermarket demand, along with the impact of production delays caused by continued supply chain issues. Currency translation had an unfavorable impact on fiscal 2019 sales compared to the prior year totaling $1.9 million primarily due to the weakening of the Euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 22.0%, or $12.9 million, versus the same period last year. This increase includes the incremental sales related to the Veth Propulsion acquisition, which totaled $15.5 million in the quarter. The U.S. manufacturing operation experienced a 1.9%, or $0.8 million, increase in sales versus the third fiscal quarter of 2018. The primary driver for the flat result relates to supply chain limitations hampering production, along with softening of aftermarket demand. The Company’s Belgian operation saw a 30.9%, or $2.8 million, decrease compared to a very strong prior year third quarter. This operation managed through some production difficulties in the quarter driven by machine downtime and supplier transition. While the prior year comparison is difficult due to the very strong 2018 third quarter, the current year result is down $0.6 million, or 9.4%, from the 2019 second fiscal quarter. The Company’s Italian manufacturing operations, due to some weakness in the European industrial markets, experienced a 4.3% ($0.2 million) decrease compared to the third quarter of fiscal 2018. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a decrease in volume (26.2% or $0.4 million), primarily due to timing of projects for the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 20.6%, or $4.7 million, increase in sales compared to the third quarter of fiscal 2018. The Company’s Asian distribution operations in Singapore, China and Japan saw a combined 24.7% increase in sales compared to the prior fiscal year’s third quarter. This increase reflects improved commercial marine, oil and gas, and patrol craft activity in the region. The Company’s distribution operations in North America experienced a decrease in sales of 16.7% ($1.8 million), primarily due to the sale of the Mill Log Business in early March. The sales for this territory (northwest U.S. and southwest Canada) will now pass through a third party distributor. The Company’s European distribution operation saw an increase of $4.0 million, as this is a new entity created in fiscal 2019 to distribute the Company’s product in the European market. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in sales ($0.3 million or 10.4%) primarily due to a favorable trend in the Australian pleasure craft market.

Gross profit increased by $2.3 million to $23.1 million in the third quarter of fiscal 2019. This improvement in gross profit was the result of the addition of Veth Propulsion ($3.0 million), partially offset by an unfavorable volume impact of $0.7 million (excluding Veth Propulsion sales). Gross profit as a percentage of sales decreased 200 basis points to 29.9% of sales, compared to 31.9% of sales for the same period last year. The current year gross profit percent was negatively impacted by the amortization of a purchase accounting item related to inventory ($1.1 million), which had an unfavorable impact on the gross profit percent of 136 basis points in the third quarter of fiscal 2019.

For the fiscal 2019 third quarter, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 22.4%, compared to 22.3% for the fiscal 2018 third quarter. ME&A expenses increased $2.8 million versus the same period last fiscal year. The addition of Veth Propulsion comprises $2.8 million of this increase, which includes $0.7 million of purchase accounting related intangible amortization. The remaining movement reflects the netting of increases related to stock compensation, salaries, marketing activities and professional fees, offset by a decrease to global bonus expense and a $0.4 million foreign exchange driven reduction.

The Company incurred $0.1 million in restructuring charges during the third quarter of fiscal 2019, primarily associated with ongoing cost reduction actions at its European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

The Company recorded other operating income of $1.4 million in the quarter related to the gain on the sale of the Mill Log business ($0.9 million) and an adjustment to certain accruals associated with the acquisition of Veth Propulsion ($0.5 million).

Interest expense increased to $0.4 million in the third quarter of fiscal 2019, compared to just $0.1 million for the third quarter of the prior fiscal year. This increase reflects the additional debt associated with the acquisition of Veth Propulsion on July 2, 2018.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro.

The fiscal 2019 third quarter tax rate of 23.9% is slightly higher than the prior year rate of 20.7%. The increase is primarily a reflection of the jurisdictional mix of earnings, as there were no material discrete adjustments in the third quarter of fiscal 2019 or 2018.

Comparison of the First Three Quarters of Fiscal 2019 with the First Three Quarters of Fiscal 2018

Net sales for the first three quarters increased 37.9%, or $63.3 million, to $230.2 million from $167.0 million in the same period a year ago. The acquisition of Veth Propulsion accounts for $42.9 million, or roughly 68%, of this increase. The remaining increase is primarily the result of strong demand in North America and Asia for the Company’s oil and gas related transmission products. The increased demand reflects strength in both forward market and aftermarket activity, and represents a broadening customer base compared to the early stages of market recovery seen in fiscal 2017. Global demand for industrial products also improved significantly (15.9% through the first three quarters), with contributions from the North American oil and gas market, an improved global economy and new product introductions. Demand for the Company’s marine and propulsion systems was flat with the prior year, excluding the impact of the Veth Propulsion acquisition. The sales increases noted were seen across the Company’s key geographic regions. Sales to the European region grew by $33.3 million to 26.8% of total sales (compared to 17.0% in the prior year nine months), largely on the impact of the Veth Propulsion acquisition. The growth in energy, industrial and marine demand drove an $8.6 million increase in North American sales, which represented 50.0% of total sales for the first three quarters of fiscal 2019. Asia Pacific also benefited from improving energy and commercial marine demand, reporting growth of $13.9 million to represent 16.9% of consolidated sales. Currency translation had an unfavorable impact on fiscal 2019 first three quarters sales compared to the prior year totaling $3.3 million primarily due to the strengthening of the euro and the Australian and Canadian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 43.8%, or $64.3 million, versus the same period last year. This increase includes the incremental volume as a result of the Veth Propulsion acquisition ($42.9 million). In the first three quarters of fiscal 2019, our U.S. manufacturing operation, the largest operation of the Company, experienced a 22.1%, or $23.2 million, increase in sales versus the first three quarters of 2018. The primary driver for this increase was continuing strength in demand for the Company’s oil and gas related products, along with solid growth in demand for marine and industrial products. The Company’s Belgian operation experienced a decline in volume from the prior year first three quarters (4.5% or $1.0 million), largely due to flat North American demand for its marine transmissions and an unfavorable currency impact. The Company’s Italian manufacturing operations, which continued to be hampered by the softness in the European mega yacht and industrial markets, saw a marginal decline compared to the prior year first nine months with a 3.7% ($0.6 million) decrease compared to fiscal 2018. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 6.2% decline in sales ($0.3 million), primarily due to the timing of projects for the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 25.4%, or $15.7 million, increase in sales compared to the first three quarters of fiscal 2018. The Company’s Asian distribution operations in Singapore, China and Japan saw a combined 36.5% increase in sales compared to the prior fiscal year’s first three quarters. This increase reflects improving oil and gas, commercial marine and patrol craft activity in the region. The Company’s North American distribution operations saw a 3.3% decrease in sales compared to the prior year, primarily due to the sale of the Mill Log business in early March. The Company’s European distribution operation saw an increase of $5.5 million, as this is a new entity created in fiscal 2019 to distribute the Company’s product in the European market. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a solid increase in sales (11.1%) primarily due to a favorable trend in the Australian pleasure craft market.

Gross profit increased by $20.2 million to $73.2 million through the first three quarters of fiscal 2019. This improvement in gross profit was primarily the result of a positive volume impact ($11.3 million) and the addition of Veth Propulsion ($8.9 million). Gross profit as a percentage of sales was flat with the prior year at 31.8%.

For the fiscal 2019 first three quarters, marketing, engineering and administrative (ME&A) expenses, as a percentage of sales, were 24.0%, compared to 25.8% for the fiscal 2018 first three quarters. ME&A expenses increased $12.3 million versus the same period last fiscal year. The increase in ME&A expenses for the period is primarily the result of the addition of Veth Propulsion ($8.7 million), along with increases related professional fees ($1.3 million), stock based compensation ($0.9 million), increased marketing activities ($0.9 million) and increased salary and travel expense to support growth ($0.7 million).

The Company incurred $0.7 million in restructuring charges during the first three quarters of fiscal 2019, primarily associated with cost reduction actions at its European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the recent market challenges.

The Company recorded other operating income of $1.4 million in the quarter related to the gain on the sale of the Mill Log business ($0.9 million) and an adjustment to certain accruals associated with the acquisition of Veth Propulsion ($0.5 million).

Interest expense increased to $1.6 million in the first three quarters of fiscal 2019, compared to just $0.2 million for the comparable period in fiscal 2018. This increase reflects the additional debt associated with the acquisition of Veth Propulsion on July 2, 2018.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro.

The fiscal 2019 first three quarters effective tax rate was 24.6%, compared to the fiscal 2018 comparable period rate of 39.4%. The fiscal 2018 rate was impacted by two significant discrete adjustments. During the first quarter of fiscal 2018, the Company recorded a tax benefit of $3.8 million related to the reversal of a valuation allowance in a certain foreign jurisdiction that had been subject to a full valuation allowance. Improvement in operating results, along with a business reorganization which provided favorable tax planning opportunities, allowed for the reversal of this valuation allowance. During the second quarter of fiscal 2018, in compliance with the new Tax Act, the Company recorded a non-cash tax expense of $4.6 million, primarily due to a remeasurement of deferred tax assets and liabilities. In addition, a rate change in Belgium resulted in a $0.4 million non-cash tax expense due to remeasurement of deferred tax assets and liabilities. The mix of earnings by jurisdiction, smaller discrete adjustments and continued operational improvement explain the remaining movement in the Company’s effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between March 29, 2019 and June 30, 2018

As of March 29, 2019, the Company had net working capital of $139.0 million, which represents an increase of $42.1 million, or 43.4%, from the net working capital of $96.9 million as of June 30, 2018. Included in this increase is the addition of Veth Propulsion, which comprises $16.2 million of the overall increase.

Cash increased slightly ($0.6 million) to $15.8 million as of March 29, 2019, versus $15.2 million as of June 30, 2018. The Veth Propulsion acquisition contributed an additional $1.6 million to the March 29, 2019 balance. The majority of the cash as of March 29, 2019 is at the Company’s overseas operations in Europe ($7.7 million including Veth Propulsion) and Asia-Pacific ($8.1 million).

Trade receivables of $48.2 million were up $2.8 million, or approximately 6.1%, when compared to last fiscal year-end. The Veth Propulsion acquisition contributed $8.5 million to the overall trade receivable balance as of March 29, 2019. The impact of foreign currency translation was to decrease accounts receivable by $0.4 million versus June 30, 2018. The net remaining decrease is driven by volume and the timing of sales within the quarter. As a percent of sales, trade receivables finished at 62.2% in the third quarter of fiscal 2019 compared to 60.8% for the comparable period in fiscal 2018 and 61.6% for the fourth quarter of fiscal 2018.

Inventories increased by $44.2 million, or 52.6%, versus June 30, 2018 to $128.2 million. The Veth Propulsion acquisition contributed $21.9 million to this increase. The impact of foreign currency translation was to decrease inventories by $1.0 million versus June 30, 2018. The remaining increase was seen primarily at the Company’s North American operation, driven by production requirements related primarily to the demand for the Company’s products serving the North American oil and gas market. On a consolidated basis, as of March 29, 2019, the Company’s backlog of orders to be shipped over the next six months approximates $113.7 million, compared to $115.0 million at June 30, 2018 and $116.3 million at March 30, 2018. The fiscal 2019 amount includes the addition of Veth Propulsion backlog ($21.2 million). As a percentage of six-month backlog, inventory has increased from 73% at June 30, 2018 to 113% at March 29, 2019.

Net property, plant and equipment (PP&E) increased $12.0 million versus June 30, 2018. The primary reason for the increase is the acquisition of Veth Propulsion, which contributed $12.7 million to the increase from fiscal year end. The remaining increase includes the addition of $8.9 million in capital expenditures, primarily at the Company’s U.S. and Belgian-based manufacturing operations, which was partially offset by depreciation of $5.0 million. The net remaining decrease is due to foreign currency translation effects and the sale of the Mill Log Business. In total, the Company expects to invest approximately $14 million in capital assets in fiscal 2019. These anticipated expenditures reflect the Company’s plans to continue investing in modern equipment and facilities, its global sourcing program and new products. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of March 29, 2019 of $27.8 million was down $1.5 million, or 5.3%, from June 30, 2018. The impact of foreign currency translation was to decrease accounts payable by $0.3 million versus June 30, 2018. The remaining decrease is primarily related to a decline in purchasing activity as the Company focuses on inventory reduction and working capital performance.

Total borrowings and long-term debt as of March 29, 2019 increased by $44.5 million to $49.3 million versus $4.8 million at June 30, 2018. The primary reason for the increase is the acquisition of Veth Propulsion, which was funded with $60.7 million (consisting of $58.9 million in purchase consideration and $1.8 million to pay off the loan to the prior parent of Veth Propulsion) of debt at closing on July 2, 2108. This was offset by $32.2 million of proceeds from an equity offering completed in the first fiscal quarter, which was used to pay down the Term Loan and Revolving Loans. During the first three quarters of fiscal 2019, the Company incurred negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of -$21.1 million and ended the quarter with total debt, net of cash, of $33.5 million, compared to net cash of $10.3 million at June 30, 2018, for a net change of $43.8 million.

Total equity increased $43.0 million, or 30.0%, to $186.6 million as of March 29, 2019. Common stock increased by $33.2 million, primarily due to the equity offering completed during the first quarter. Net earnings during the first three quarters increased equity by $11.5 million. Net unfavorable foreign currency translation of $3.2 million was reported, while treasury stock decreased by $0.2 million. The net remaining increase in equity of $1.3 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On June 29, 2018, the Company entered into the Credit Agreement with BMO Harris Bank N.A. (“BMO”) that provided for the assignment and assumption of the previously existing loans between the Company and Bank of Montreal (the “2016 Credit Agreement”) and subsequent amendments into a term loan (the “Term Loan”) and revolving credit loans (each a “Revolving Loan” and, collectively, the “Revolving Loans,” and, together with the Term Loan, the “Loans”). Pursuant to the Credit Agreement, BMO agreed to make the Term Loan to the Company in a principal amount not to exceed $35.0 million and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate, $50.0 million (the “Revolving Credit Commitment”). The Credit Agreement also allows the Company to obtain Letters of Credit from BMO, which if drawn upon by the beneficiary thereof and paid by BMO, would become Revolving Loans.

The Credit Agreement provides that the Company may elect that the Term Loan and each Revolving Loan to be either “LIBOR Loans” or “Eurodollar Loans”, as defined, and bear interest at the applicable rate per the Credit Agreement. This rate as of March 29, 2019 was 3.73%. In addition to the monthly interest payments and any mandatory principal payments required by the Credit Agreement (if applicable), the Company will be responsible for paying a quarterly Revolving Credit Commitment Fee and quarterly Letter of Credit Fees. The Company may prepay the Loans (or any one of the Loans), subject to certain limitations.

On March 4, 2019, the Company entered into a second amendment (the “Second Amendment”) to the June 29, 2018 Credit Agreement. The Second Amendment reduces the principal amount of the term loan commitment under the Credit Agreement from $35.0 million to $20.0 million. In connection with the Second Amendment, the Company issued an amended and restated term note in the amount of $20.0 million to the Bank, which amended the original $35.0 million note provided under the Credit Agreement. Prior to entering into the Second Amendment, the outstanding principal amount of the term loan (the “Term Loan”) under the Credit Agreement was $10.8 million. On the date of the Second Amendment, the Bank made an additional advance on the Term Loan to the Company in the amount of $9.2 million. The Second Amendment also extended the maturity date of the Term Loan from January 2, 2020 to March 4, 2026, and added a requirement that the Company make principal installments of $0.5 million per quarter starting with the quarter ending June 30, 2019. The Second Amendment also reduces the applicable margin for purposes of determining the interest rate applicable to the Term Loan. Previously, the applicable margin was 3.00%, which was added to the Monthly Reset LIBOR Rate or the Adjusted LIBOR, as applicable. Under the Second Amendment, the applicable margin is between 1.375% and 2.375%, depending on the Company’s total funded debt to EBITDA ratio. The Second Amendment also adjusts certain financial covenants made by the Company under the Credit Agreement. Specifically, the Company has covenanted (i) not to allow its total funded debt to EBITDA ratio to be greater than 3.00 to 1.00 (the cap had previously been 3.50 to 1.00 for quarters ending on or before September 30, 2019 and 3.25 to 1.00 for quarters ending on or about December 31, 2019 through September 30, 2020), and (ii) that its tangible net worth will not be less than $100.0 million plus 50% of net income for each fiscal year ending on and after June 30, 2019 for which net income is a positive number (the $100.0 million figure had previously been $70.0 million).

Borrowings under the Credit Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Veth Propulsion described in Note B to the condensed consolidated financial statements. To effect these security interests, the Company entered into various amendment and assignment agreements that consent to the assignment of certain agreements previously entered into between the Company and the Bank of Montreal in connection with the 2016 Credit Agreement. The Company also amended and assigned to BMO a Negative Pledge Agreement that it has previously entered into with Bank of Montreal, pursuant to which it agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the Credit Agreement and the Negative Pledge Agreement. Upon the occurrence of an Event of Default, BMO may take the following actions upon written notice to the Company: (1) terminate its remaining obligations under the Credit Agreement; (2) declare all amounts outstanding under the Credit Agreement to be immediately due and payable; and (3) demand the Company to immediately Cash Collateralize L/C Obligations in an amount equal to 105% of the aggregate L/C Obligations or a greater amount if BMO determines a greater amount is necessary. If such Event of Default is due to the Company’s bankruptcy, BMO may take the three actions listed above without notice to the Company.

In April 2019, the Company entered into a swap arrangement with Bank of Montreal, with a notional amount of $20.0 million and maturity date of March 4, 2026, to hedge the Term Loan. This swap has been designated as a cash flow hedge under ASC815, Derivatives and Hedging. The Company will commence the reporting and related disclosures on this arrangement in its June 30, 2019 Form 10-K.

The Company’s balance sheet remains healthy, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for near-term needs. The Company had approximately $21.1 million of available borrowings under the Credit Agreement as of March 29, 2019. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of March 29, 2019, the Company also had cash of $15.8 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2019, the Company expects to contribute $2.4 million to its defined benefit pension plans, the minimum contribution required.

Net working capital increased $42.1 million, or 43.4%, during the first three quarters of fiscal 2019, and the current ratio increased to 3.0 at March 29, 2019 from 2.6 for June 30, 2018. The increase in net working capital was primarily driven by the acquisition of Veth Propulsion and a demand driven increase to inventory, partially offset by an increase in trade payables and a reduction to the bonus accrual following the payment of the fiscal 2018 global bonus during the first quarter of fiscal 2019.

The Company expects capital expenditures to be approximately $14 million million in fiscal 2019. These anticipated expenditures reflect the Company’s plans to invest in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

As of March 29, 2019, the Company has obligations under non-cancelable operating lease contracts and loan agreements for certain future payments. These are recorded as lease liabilities in the condensed consolidated balance sheets.

The Company has approximately $1.2 million of unrecognized tax benefits, including related interest and penalties, as of March 29, 2019, which, if recognized, would favorably impact the effective tax rate. See Note J of the condensed consolidated financial statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2019 contributions to all defined benefit plans will total $2.4 million. As of March 29, 2019, $2.3 million in contributions have been made.

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risks from changes in interest rates, commodities and foreign exchange. To reduce such risks, the Company selectively uses financial instruments and other pro-active management techniques. All hedging transactions are authorized and executed pursuant to clearly defined policies and procedures managed by the Company’s corporate treasury group. Under such policies, the Company prohibits the use of financial instruments for trading or speculative purposes.

Interest rate risk - The Company’s earnings exposure related to adverse movements of interest rates is primarily derived from outstanding floating rate debt instruments that are indexed to a Eurodollar Rate. In accordance with the Credit Agreement containing a revolving credit loan expiring June 30, 2023 and a term loan expiring March 4, 2026, the Company has the option of borrowing at a LIBOR Rate plus an applicable margin based on total funded debt to EBITDA, which was at 1.25% and 1.375%, respectively, as of March 29, 2019. Due to the relative stability of interest rates and the short-term nature of its debt prior to the Second Amendment, the Company did not utilize any financial instruments at March 29, 2019 to manage interest rate risk exposure. A 10 percent increase or decrease in the applicable interest rate would result in a change in annual pretax interest expense of approximately $146,000.

On April 22, 2019, to better manage the variable interest rate exposure on its seven-year Term Loan, the Company entered into a swap arrangement with Bank of Montreal, with a notional amount of $20 million and maturity date of March 4, 2026, to hedge the Term Loan. This swap arrangement has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging..

Commodity price risk - The Company is exposed to fluctuation in market prices for such commodities as steel and aluminum. The Company does not utilize commodity price hedges to manage commodity price risk exposure.

Currency risk - The Company has exposure to foreign currency exchange fluctuations. Approximately 33% of the Company’s revenues in the quarter ended March 29, 2019 were denominated in currencies other than the U.S. dollar. Of that total, approximately 76% was denominated in euros with the balance composed of Japanese yen, the Swiss franc, Indian rupee and the Australian and Singapore dollars. The Company does not hedge the translation exposure represented by the net assets of its foreign subsidiaries. Foreign currency translation adjustments are recorded as a component of shareholders’ equity. Forward foreign exchange contracts are occasionally used to hedge the currency fluctuations on significant transactions denominated in foreign currencies.

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in Other expense, net in the condensed consolidated statement of operations as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2019 and 2018 was the euro. At March 29, 2019, one of the Company’s foreign subsidiaries had one outstanding forward exchange contract to purchase U.S. dollars in the notional value of $500,000 with a weighted average maturity of 26 days. The fair value of the Company’s contract was a gain of $7,000 at March 29, 2019. The Company had no outstanding forward exchange contracts at June 30, 2018.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2018 Annual Report on Form 10-K, as supplemented by our September 21, 2018 final prospectus supplement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended March 29, 2019, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 29, 2018 – January 25, 2019	0	NA	0	315,000

January 26 – February 22, 2019	0	NA	0	315,000

February 23 – March 29, 2019	0	NA	0	315,000

Total	0	NA	0	315,000

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock. This authorization has no expiration, and as of March 29, 2019, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock during the quarter ended March 29, 2019.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 7, 2019	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer