Form 10-Q
period 2019-09-27
TWIN DISC INC
filed 2019-11-05
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 27, 2019

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

At October 31, 2019, the registrant had 13,359,133 shares of its common stock outstanding.

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (No Par Value)	TWIN	The NASDAQ Stock Market LLC

Part I.                   FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 27, 2019	June 30, 2019

ASSETS
Current assets:
Cash	$16,505	$12,362
Trade accounts receivable, net	36,893	44,013
Inventories	127,305	125,893
Prepaid expenses	9,821	11,681
Other	8,001	8,420
Total current assets	198,525	202,369

Property, plant and equipment, net	71,249	71,258
Goodwill, net	25,072	25,954
Intangible assets, net	23,267	25,353
Deferred income taxes	19,508	18,178
Other assets	3,840	3,758

Total assets	$341,461	$346,870

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	25,278	31,468
Accrued liabilities	44,954	39,609
Total current liabilities	72,232	73,077

Long-term debt	47,554	40,491
Lease obligations	14,054	14,683
Accrued retirement benefits	25,141	25,878
Deferred income taxes	6,894	7,429
Other long-term liabilities	2,223	2,494

Total liabilities	168,098	164,052

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	43,182	45,047
Retained earnings	190,161	196,472
Accumulated other comprehensive loss	(40,571)	(37,971)
	192,772	203,548
Less treasury stock, at cost (1,300,317 and 1,392,524 shares, respectively)	19,920	21,332

Total Twin Disc shareholders' equity	172,852	182,216

Noncontrolling interest	511	602

Total equity	173,363	182,818

Total liabilities and equity	$341,461	$346,870

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended
	September 27, 2019	September 28, 2018

Net sales	$59,290	$74,689
Cost of goods sold	49,654	50,704
Gross profit	9,636	23,985

Marketing, engineering and administrative expenses	16,346	18,986
Restructuring expenses	121	173
(Loss) income from operations	(6,831)	4,826

Interest expense	389	717
Other expense (income), net	691	319
	1,080	1,036

(Loss) income before income taxes and noncontrolling interest	(7,911)	3,790
Income tax (benefit) expense	(1,618)	887

Net (loss) income	(6,293)	2,903
Less: Net earnings attributable to noncontrolling interest, net of tax	(18)	(41)

Net (loss) income attributable to Twin Disc	$(6,311)	$2,862

(Loss) income per share data:
Basic (loss) income per share attributable to Twin Disc common shareholders	$(0.48)	$0.24
Diluted (loss) income per share attributable to Twin Disc common shareholders	$(0.48)	$0.24

Weighted average shares outstanding data:
Basic shares outstanding	13,111	11,722
Diluted shares outstanding	13,111	11,799

Comprehensive (loss) income
Net (loss) income	$(6,293)	$2,903
Benefit plan adjustments, net of income taxes of $169 and $146, respectively	557	471
Foreign currency translation adjustment	(2,996)	(561)
Unrealized loss on cash flow hedge, net of income taxes of $44 and $0, respectively	(143)	-
Comprehensive (loss) income	(8,875)	2,813
Less: Comprehensive income attributable to noncontrolling interest	(36)	(16)

Comprehensive (loss) income attributable to Twin Disc	$(8,911)	$2,797

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarter Ended
	September 27, 2019	September 28, 2018

Cash flows from operating activities:

Net (loss) income	$(6,293)	$2,903
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of acquired assets:
Depreciation and amortization	2,926	2,349
Provision for deferred income taxes	(1,663)	3,460
Stock compensation expense and other non-cash changes, net	457	892
Net change in operating assets and liabilities	6,054	(9,953)
Amortization of inventory fair value step-up	-	1,171

Net cash provided by operating activities	1,481	822

Cash flows from investing activities:

Acquisitions of fixed assets	(4,037)	(3,556)
Proceeds from sale of fixed assets	29	30
Other, net	(129)	(129)
Acquisition of Veth Propulsion, less cash acquired	-	(59,649)

Net cash used by investing activities	(4,137)	(63,304)

Cash flows from financing activities:

Borrowings under revolving loan arrangement	33,095	67,103
Repayments of revolver loans	(25,397)	(45,231)
Dividends paid to noncontrolling interest	(127)	(115)
Payments of withholding taxes on stock compensation	(913)	(926)
Proceeds from issuance of common stock, net	-	32,210
Proceeds from exercise of stock options	-	12
Borrowings under term debt arrangement	-	35,000
Repayments of term debt loan	-	(24,234)

Net cash provided by financing activities	6,658	63,819

Effect of exchange rate changes on cash	141	49

Net change in cash	4,143	1,386

Cash:
Beginning of period	12,362	15,171

End of period	$16,505	$16,557

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include adjustments, consisting primarily of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for June 30, 2019. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The consolidated financial statements and information presented herein include the financial results of Veth Propulsion Holding BV (“Veth Propulsion”), the acquisition of which was completed on July 2, 2018. The financial results included in this Form 10-Q related to the acquisition method of accounting for the Veth Propulsion acquisition have been finalized and completed.

Recently Adopted Accounting Standards

In June 2018, the FASB issued guidance (ASU 2018-07) intended to simplify the accounting for share based payments granted to nonemployees. Under the amendments in this guidance, payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted this guidance effective July 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.

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

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting and accordingly, it has scaled some of its disclosures of financial and non-financial information in this quarterly report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

B.	Inventories

The major classes of inventories were as follows:

	September 27, 2019	June 30, 2019
Inventories:
Finished parts	$61,703	$57,682
Work in process	22,579	23,812
Raw materials	43,023	44,399
	$127,305	$125,893

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended September 27, 2019 and September 28, 2018:

	For the Quarter Ended
	September 27, 2019	September 28, 2018
Reserve balance, beginning of period	$3,736	$4,407
Current period expense and adjustments	5,448	1,286
Payments or credits to customers	(2,031)	(1,020)
Translation	(46)	(6)
Reserve balance, end of period	$7,107	$4,667

Included in the current fiscal quarter expense is a non-recurring warranty charge in the amount of $3,889, to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($6,253 and $4,139 as of September 27, 2019 and September 28, 2018, respectively) is reflected in accrued liabilities, while the long-term portion ($854 and $528 as of September 27, 2019 and September 28, 2018, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended
	September 27, 2019	September 27, 2018
Net sales
Manufacturing segment sales	$54,561	$68,912
Distribution segment sales	22,428	22,920
Inter/Intra segment elimination – manufacturing	(13,830)	(14,749)
Inter/Intra segment elimination – distribution	(3,869)	(2,394)
	$59,290	$74,689
Net (loss) income attributable to Twin Disc
Manufacturing segment net (loss) income	$(4,855)	$7,235
Distribution segment net income	1,092	865
Corporate and eliminations	(2,548)	(5,238)
	$(6,311)	$2,862

Assets	September 27, 2019	June 30, 2019
Manufacturing segment assets	$381,994	$384,612
Distribution segment assets	46,729	46,076
Corporate assets and elimination of intercompany assets	(87,262)	(83,818)
	$341,461	$346,870

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended September 27, 2019 and September 28, 2018.

Net sales by product group for the quarter ended September 27, 2019 is summarized as follows:.

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$6,808	$1,468	$(812)	$7,464
Land-based transmissions	17,414	5,480	(7,376)	15,518
Marine and propulsion systems	30,320	14,211	(9,510)	35,021
Other	19	1,269	(1)	1,287
Total	$54,561	$22,428	$(17,699)	$59,290

Net sales by product group for the quarter ended September 28, 2018 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$6,481	$1,396	$(832)	$7,045
Land-based transmissions	29,432	5,611	(5,407)	29,636
Marine and propulsion systems	32,976	14,156	(10,857)	36,275
Other	23	1,757	(47)	1,733
Total	$68,912	$22,920	$(17,143)	$74,689

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2020 and 2019, the Company granted a target number of 71.7 and 37.0 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2020 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2022. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 107.6. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

The fiscal 2019 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual EPS (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2021. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 75.0. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

There were 167.8 and 182.7 unvested PSAs outstanding at September 27, 2019 and September 28, 2018, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $72 and $546 was recognized for the quarters ended September 27, 2019 and September 28, 2018, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at September 27, 2019 was $16.70. At September 27, 2019, the Company had $1,844 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2020, 2019 and 2018 awards. The total fair value of PSAs vested as of September 27, 2019 and September 28, 2018 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2020 and 2019, the Company granted 86.4 and 4.0 service based restricted shares, respectively, to employees and non-employee directors. There were 178.8 and 170.4 unvested shares outstanding at September 27, 2019 and September 28, 2018, respectively. There were no shares of restricted stock forfeited during the quarter ended September 27, 2019. A total of 2.8 shares of restricted stock were forfeited during the quarter ended September 28, 2018. Compensation expense of $306 and $250 was recognized for the quarters ended September 27, 2019 and September 28, 2018, respectively. The total fair value of restricted stock grants vested as of September 27, 2019 and September 28, 2018 was $1,017 and $1,785, respectively. As of September 27, 2019, the Company had $1,474 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. During the first quarter of fiscal 2019, the Company granted 38.0 RSUs to various employees of the Company, including executive officers. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 38.0 unvested RSUs outstanding at September 27, 2019 and at September 28, 2018. Compensation expense of $81 and $54 was recognized for the quarters ended September 27, 2019 and September 28, 2018, respectively. The weighted average grant date fair value of the unvested awards at September 27, 2019 was $25.77. As of September 27, 2019, the Company had $598 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended
	September 27, 2019	September 28, 2018
Pension Benefits:
Service cost	$212	$246
Interest cost	906	1,092
Expected return on plan assets	(1,248)	(1,331)
Amortization of transition obligation	9	9
Amortization of prior service cost	(4)	1
Amortization of actuarial net loss	784	678
Net periodic benefit cost	$659	$695

Postretirement Benefits:
Service cost	$4	$5
Interest cost	55	76
Amortization of prior service cost	(69)	-
Amortization of actuarial net loss	-	(69)
Net periodic benefit (gain) cost	$(10)	$12

The Company expects to contribute approximately $1,936 to its pension plans in fiscal 2020. As of September 27, 2019, the amount of $429 in contributions has been made.

The Company has reclassified $557 (net of $169 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 27, 2019, and $471 (net of $146 in taxes) during the quarter ended September 28, 2018. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated Annual Effective Tax Rate (“AETR”). Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. To calculate its AETR, an entity must estimate its ordinary income or loss and the related tax expense or benefit for its full fiscal year. Generally, an entity can reliably estimate ordinary income (or loss); however, there may be instances in which the entity is unable to estimate part of its ordinary income (or loss). In situations in which an entity is unable to estimate a portion of its ordinary income (or loss), the guidance in ASC 740-270-25-3 applies. If a company’s AETR is highly sensitive to changes in estimates of total ordinary income (or loss), the AETR may not be considered reliable. If a reliable estimate of the AETR cannot be made, the best estimate of the AETR may be the actual year-to-date effective tax rate. The determination of what constitutes a “reliable estimate” is a matter of professional judgement. As of the first fiscal quarter of 2020, Twin Disc is unable to reliably forecast its annual ordinary income (or loss). As of September 27, 2019 the Company has recognized a greater loss than that which is forecasted for the full year. Permanent differences continue to remain consistent and significant compared to projected ordinary income. The Company asserts that the best estimate of its AETR is in fact the actual year-to-date effective rate.

For the quarter ended September 27, 2019 and September 28, 2018 the Company’s effective income tax rate was 20.5% and 23.4%, respectively. For the quarter ended September 27, 2019, the net income tax benefit reflected is the statutory rate applied to year-to-date income (loss) plus the discrete items. For the quarter ended September 28, 2018, the Company was able to reliably forecast annual ordinary income and the tax expense realized was based on the estimated AETR. Due to the different methodologies utilized to calculate the interim tax provisions, it is not reasonable to numerically reconcile the change in estimated tax rate.

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

The Company has approximately $1,116 of unrecognized tax benefits, including related interest and penalties, as of September 27, 2019, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 27, 2019. It is possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2013 through 2019. The tax year open to examination in the Netherlands is 2019. The tax years open for examination in the U.S. are for years subsequent to fiscal 2015. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2011 through 2015. It is reasonably possible that other audit cycles will be completed during fiscal 2020.

I.     Goodwill and Other Intangibles

Goodwill represents the amount of the consideration transferred in excess of the net of the acquisition-date fair values of the identifiable assets acquired and the liabilities assumed.

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

During the first quarter of fiscal 2020, the Company determined that there were no triggering events to warrant an interim goodwill impairment test. As of September 27, 2019, goodwill in the amounts of $22,531 and $2,541 is carried in the European Propulsion and European Industrial reporting units, respectively.

As of September 27, 2019, changes in the carrying amount of goodwill is summarized as follows:

	Net Book Value Rollforward			By Reporting Unit
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	European Propulsion	European Industrial
Balance at June 30, 2019	$39,776	$(13,822)	$25,954	$23,371	$2,583
Translation adjustment	(882)	-	(882)	(840)	(42)
Balance at September 27, 2019	$38,894	$(13,822)	$25,072	$22,531	$2,541

As of September 27, 2019, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2019	$39,587	$(14,434)	$25,153	$14,843	$7,025	$2,733	$552
Additions	7	-	7	-	-	-	7
Amortization	-	(1,129)	(1,129)	(746)	(284)	(63)	(36)
Translation adjustment	(967)	-	(967)	(616)	(264)	(78)	(9)
Balance at September 27, 2019	$38,627	$(15,563)	$23,064	$13,481	$6,477	$2,592	$514

Other intangibles consist of certain proprietary technology, computer software, patents and licensing agreements. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 9 years.

Intangible amortization expense was $1,129 and $665 for the quarters ended September 27, 2019, and September 28, 2018, respectively. Estimated intangible amortization expense for the remainder of fiscal 2020 and each of the next five fiscal years is as follows:

Fiscal Year
2020	$3,368
2021	3,232
2022	3,051
2023	2,894
2024	2,678
2025	2,510

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of September 27, 2019 and June 30, 2019 was $202 and $200, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

The Company’s long-term debt represents borrowings made under the credit agreement, as amended, which it entered into with BMO Harris Bank N.A, on June 29, 2018. The borrowings consist of a term loan component (“Term Loan”) with an interest rate based on LIBOR plus an applicable margin, requiring quarterly principal payments of $500 and maturing on March 4, 2026, and a revolving loan component (“Revolving Loans”) with a maximum facility of $50,000. The borrowings are subject to financial covenants and are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, machinery and equipment and intellectual property. The credit arrangement is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2019, as well as in Item 2 of this quarterly report.

Long-term debt at September 27, 2019 and June 30, 2019 consisted of the following:

	September 27, 2019	June 30, 2019
Borrowings under the Credit Agreement
Revolving loans	$29,759	$22,666
Term loan (due March 2026)	19,500	19,500
Other	295	325
Subtotal	49,554	42,491
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$47,554	$40,491

During the quarter ended September 27, 2019, the average interest rate was 3.62% on the Term Loan, and 2.36% on the Revolving Loans.

Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $17 in principal was paid on these liabilities during the current fiscal year.

As of September 27, 2019, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $44,535, and the Company had approximately $14,776 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at September 27, 2019 and June 30, 2019. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

On April 22, 2019, the Company entered into an interest rate swap arrangement with Bank of Montreal, with an original notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

K.	Shareholders’ Equity

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of September 27, 2019 remain authorized for purchase. The Company did not make any open market purchases of its shares during the quarters ended September 27, 2019 and September 28, 2018.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarter of 2020 and 2019:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2019	$45,047	$196,472	$(37,971)	$(21,332)	$602	$182,818
Net (loss) income		(6,311)			18	(6,293)
Translation adjustments			(3,014)		18	(2,996)
Benefit plan adjustments, net of tax			557			557
Unrealized loss on cash flow hedge, net of tax			(143)			(143)
Cash dividends					(127)	(127)
Compensation expense	459					459
Shares (acquired) issued, net	(2,324)			1,412		(912)
Balance, September 27, 2019	$43,182	$190,161	$(40,571)	$(19,920)	$511	$173,363

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2018	$11,570	$178,896	$(23,792)	$(23,677)	$619	$143,616
Net income		2,862			41	2,903
Translation adjustments			(536)		(25)	(561)
Benefit plan adjustments, net of tax			471			471
Release stranded tax effects		6,903	(6,903)			-
Cash dividends					(115)	(115)
Compensation expense	850					850
Common stock issued, net	32,210					32,210
Shares acquired, net	(586)			(328)		(914)
Balance, September 28, 2018	$44,044	$188,661	$(30,760)	$(24,005)	$520	$178,460

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 27, 2019, and September 28, 2018 are as follows:

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2019	$4,439	$(41,901)	$(509)
Translation adjustment during the quarter	(3,014)	-	-
Other comprehensive loss before reclassifications	-	-	(143)
Amounts reclassified from accumulated other comprehensive income	-	557	-
Net current period other comprehensive (loss) income	(3,014)	557	(143)
Balance at September 27, 2019	$1,425	$(41,344)	$(652)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2018	$7,085	$(30,877)
Translation adjustment during the quarter	(536)	-
Release stranded tax effects	-	(6,903)
Amounts reclassified from accumulated other comprehensive income	-	471
Net current period other comprehensive loss	(536)	(6,432)
Balance at September 28, 2018	$6,549	$(37,309)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 27, 2019 are as follows:

	Amount Reclassified
	Quarter Ended
	September 27, 2019
Changes in benefit plan items
Actuarial losses	$790	(a)
Transition asset and prior service benefit	(64	) (a)
Total amortization	726
Income taxes	169
Total reclassification net of tax	$557

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 28, 2018 is as follows:

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

During the last two fiscal years, the Company implemented additional actions to reduce personnel costs in its Belgian operations and reorganize for productivity in its European operations. These actions resulted in pre-tax restructuring charges of $121 and $173 in the quarters ended September 27, 2019 and September 28, 2018, respectively.

Restructuring activities since June 2015 have resulted in the elimination of 177 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through September 27, 2019 were $10,573.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2019	$-
Additions during the year	121
Payments and adjustments during the year	(121)
Accrued restructuring liability, September 27, 2019	$-

M.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended
	September 27, 2019	September 28, 2018
Basic:
Net (loss) income	$(6,293)	$2,903
Less: Net earnings attributable to noncontrolling interest	(18)	(41)
Less: Undistributed earnings attributable to unvested shares	-	(49)
Net (loss) income available to Twin Disc shareholders	(6,311)	2,813

Weighted average shares outstanding - basic	13,111	11,722

Basic (Loss) Income Per Share:
Net (loss) income per share - basic	$(0.48)	$0.24

Diluted:
Net (loss) income	$(6,293)	$2,903
Less: Net earnings attributable to noncontrolling interest	(18)	(41)
Less: Undistributed earnings attributable to unvested shares	-	(49)
Net (loss) income available to Twin Disc shareholders	(6,311)	2,813

Weighted average shares outstanding - basic	13,111	11,722
Effect of dilutive stock awards	-	77
Weighted average shares outstanding - diluted	13,111	11,799

Diluted (Loss) Income Per Share:
Net (loss) income per share - diluted	$(0.48)	$0.24

The following potential common shares were excluded from diluted EPS for the quarter ended September 27, 2019 because they were anti-dilutive: 167.8 related to the Company’s unvested PSAs, 178.8 related to the Company’s unvested RS awards, 38.0 related to the Company’s unvested RSUs, and 3.6 related to outstanding stock options.

The following potential common shares were excluded from diluted EPS for the quarter ended September 28, 2018 because they were anti-dilutive: 180.6 related to the Company’s unvested PSAs, 170.4 related to the Company’s unvested RS awards, 28.2 related to the Company’s unvested RSUs, and 3.3 related to outstanding stock options.

N.	Lease Liabilities

The Company leases certain office and warehouse space, as well as production and office equipment.

The Company determines if an arrangement is a lease at contract inception. The lease term begins upon lease commencement, which is when the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. As its lease agreements typically do not provide an implicit rate, the Company primarily uses an incremental borrowing rate based upon the information available at lease commencement. In determining the incremental borrowing rate, the Company considers its current borrowing rate, the term of the lease, and the economic environments where the lease activity is concentrated.

The components of lease expense were as follows:

	For the Quarter Ended
	September 27, 2019	September 28, 2018
Finance lease cost:
Amortization of right-of-use assets	$36	$1
Interest on lease liabilities	12	-
Operating lease cost	781	880
Short-term lease cost	17	11
Variable lease cost	16	8
Total lease cost	862	900
Less: Sublease income	(53)	(16)
Net lease cost	$809	$884

Other information related to leases was as follows:

	For the Quarter Ended
	September 27, 2019	September 28, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$778	$871
Operating cash flows from finance leases	30	1
Financing cash flows from finance leases	12	-
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	351	12,127
Finance leases	224	-
Weighted average remaining lease term (years):
Operating leases	11.1	11.4
Finance lease	4.6	3.8
Weighted average discount rate:
Operating leases	7.7%	7.6%
Finance leases	7.0%	4.0%

Approximate future minimum rental commitments under non-cancellable leases as of September 27, 2019 were as follows:

	Operating Leases	Finance Leases
2020	$2,148	$142
2021	2,286	189
2022	1,789	190
2023	1,659	181
2024	1,487	154
Thereafter	10,777	5
Total future lease payments	20,146	861
Less: Amount representing interest	(6,827)	(126)
Present value of future payments	$13,319	$735

The Company had $13,329 and $14,138 of operating lease right-of-use assets recorded in property, plant and equipment, net as of September 27, 2019 and June 30, 2019, respectively. The Company had $13,319 and $14,130 of operating lease liabilities recorded in lease obligations as of September 27, 2019 and June 30, 2019, respectively.

The Company had $720 and $545 of finance lease right-of-use assets recorded in property, plant and equipment, net as of September 27, 2019 and June 30, 2019, respectively. The Company had $735 and $553 of finance lease liabilities recorded in lease obligations as of September 27, 2019 and June 30, 2019, respectively.

O.	Derivative Financial Instruments

From time to time, the Company enters into derivative instruments to manage volatility arising from risks relating to interest rates and foreign exchange. The Company does not purchase, hold or sell derivative financial instruments for trading purposes. The Company’s practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if it determines the underlying forecasted transaction is no longer probable of occurring.

The Company reports all derivative instruments on its consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of September 27, 2019, which it entered into on April 22, 2019. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s LIBOR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its consolidated statements of operations and comprehensive (loss) income. Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than 12 months.

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $652 and $509 as of September 27, 2019 and June 30, 2019, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $136 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts

The Company has no outstanding foreign currency forward exchange contracts at September 27, 2019 or at June 30, 2019.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	September 27, 2019	June 30, 2019
Derivative designated as hedge:
Interest rate swap	Accrued liabilities	$136	$122
Interest rate swap	Other long-term liabilities	717	544

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive income for the years ended June 30 was as follows:

	Statement of Comprehensive	For the Quarter Ended
	Income Location	September 27, 2019	September 28, 2018
Derivative designated as hedge:
Interest rate swap	Interest expense	$11	$-
Interest rate swap	Unrealized loss on cash flow hedge	(143)	-

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of September 27, 2019, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2019 could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)
	Quarter Ended
	September 27, 2019	% of Net Sales	September 28, 2018	% of Net Sales
Net sales	$59,290		$74,689
Cost of goods sold	49,654		50,704
Gross profit	9,636	16.3%	23,985	32.1%
Marketing, engineering and administrative expenses	16,346	27.6%	18,986	25.4%
Restructuring of operations	121	0.2%	173	0.2%
(Loss) income from operations	$(6,831)	-11.5%	$4,826	6.5%

Comparison of the First Quarter of Fiscal 2020 with the First Quarter of Fiscal 2019

Net sales for the first quarter decreased 20.6%, or $15.4 million, to $59.3 million from $74.7 million in the same period a year ago. The Company experienced a softening in demand in North America for the Company’s oil and gas related products, with a decline of approximately $14.8 million compared to the prior year. Global demand for industrial products continued its growth trend, with an increase of 5.9% over the prior year. The Company saw weakened demand in the global commercial marine market, with sales of marine and propulsion products decreasing 3.4% from the prior fiscal year first quarter. The North American region suffered the most significant sales decline ($17.8 million or 44.8%) due to weakness in the North American oil and gas market. The North American region declined from 53% of total sales in the prior year first quarter to 37% in the fiscal 2020 first quarter. The European region saw solid growth, with an increase of $4.0 million (23.2%), raising the percentage of sales to the European region to 36% compared to 23% in the prior fiscal year first quarter. Although sales into Asia Pacific increased as a percentage of total sales, net sales into this region actually decreased by $0.9 million (6.6%) on slight softening in the commercial marine markets. Currency translation had an unfavorable impact on first quarter fiscal 2020 sales compared to the prior year totaling $1.5 million primarily due to the weakening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 20.8%, or $14.4 million, versus the same period last year. The U.S. manufacturing operation experienced a 23.1%, or $9.5 million, decrease in sales versus the first fiscal quarter of 2019. The primary driver for this decrease was weaker demand for the Company’s oil and gas related products. The Company’s operation in the Netherlands was down slightly (2.8%) compared to the prior year, primarily due to timing of project shipments. This entity continues to see strong and growing global demand for its propulsion products. The Company’s Belgian operation saw a significant decrease compared to the prior year (43.5% or $3.4 million), largely due to a change in transaction flow. The service and aftermarket volume formerly included in the Belgian operation is now being transacted through the Company’s new European distribution operation included in the distribution segment, as noted below. Excluding the impact of this change, the Belgian operation was down approximately 5.0% compared to the prior year, on weaker North American demand for its marine transmissions. The Company’s Italian manufacturing operations, experiencing some strength in the European marine markets offset by weaker industrial markets, were essentially flat with the prior year. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a significant decline ($1.1 million or 52.2%), primarily due to timing of projects for the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 2.1%, or $0.5 million, decrease in sales compared to the first quarter of fiscal 2019. The Company’s Asian distribution operations in Singapore, China and Japan were essentially flat with the prior year on stable demand for the Company’s commercial marine, oil and gas, and patrol craft products in the region. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of $4.7 million due to the sale of the Mill Log business in the third quarter of fiscal 2019. The sales for this region are now passing through a third party distributor. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, was also flat with the prior year on stable demand. The Company’s European distribution operation saw an increase of $2.7 million as this is a new entity created during fiscal 2019 to distribute the Company’s products in the European market.

Gross profit as a percentage of sales for the first quarter of fiscal 2020 decreased to 16.3%, compared to 32.1% for the same period last year. This reduction is due to the combination of a $3.9 million expense recorded in the quarter for an isolated product performance issue related to one of the Company’s oil and gas transmission models, the continuation of an unfavorable product mix profile ($5.5 million) and the impact of reduced volume ($4.9 million). Excluding the $3.9 million product performance accrual, the gross profit percent would have been 22.8%, slightly better than the fourth quarter fiscal 2019 gross profit percent on a similar mix of sales. The Company believes that the product performance issue was isolated at a single customer and has been fully addressed with the first quarter charge.

For the fiscal 2020 first quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 27.6%, compared to 25.4% for the fiscal 2019 first quarter. ME&A expenses decreased $2.6 million versus the same period last fiscal year. The decrease in ME&A spending for the quarter was comprised of decreases to bonus expense ($0.6 million), stock based compensation ($0.4 million), marketing expenses for the Veth Propulsion acquisition and centennial celebration ($0.6 million), professional fees ($0.4 million) and the impact of the Mill Log divestiture ($0.7 million).

The Company incurred $0.1 million in restructuring charges during the first quarter of fiscal 2020, primarily associated with ongoing cost reduction actions at its European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense decreased to $0.4 million in the first quarter of fiscal 2020, compared to $0.7 million for the first quarter of the prior fiscal year. This decrease reflects the lower average debt resulting from the equity offering completed in the prior fiscal year, along with a lower average interest rate.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro and Australian dollar.

The fiscal 2020 first quarter tax rate of 20.5% is slightly lower than the prior year rate of 23.4%. The decrease in the fiscal 2020 rate is primarily a function of the mix of earnings and losses across the various jurisdictional tax rates.

Financial Condition, Liquidity and Capital Resources

Comparison between September 27, 2019 and June 30, 2019

As of September 27, 2019, the Company had net working capital of $126.3 million, which represents a decrease of $3.0 million, or 2.3%, from the net working capital of $129.3 million as of June 30, 2019.

Cash increased $4.1 million to $16.5 million as of September 27, 2019, versus $12.4 million as of June 30, 2019. The majority of the cash as of September 27, 2019 is at the Company’s overseas operations in Europe ($9.8 million) and Asia-Pacific ($6.4 million).

Trade receivables of $36.9 million were down $7.1 million, or approximately 16.2%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.6 million versus June 30, 2019. The net remaining decrease is driven by volume and the timing of sales within the quarter. As a percent of sales, trade receivables finished at 62.2% in the first quarter of fiscal 2020 compared to 61.4% for the comparable period in fiscal 2019 and 60.8% for the fourth quarter of fiscal 2019.

Inventories increased by $1.4 million, or 1.1%, versus June 30, 2019 to $127.3 million. The impact of foreign currency translation was to decrease inventories by $1.9 million versus June 30, 2019. The remaining increase was seen primarily at the Company’s North American operation, driven by purchase commitments for oil and gas related material and components. On a consolidated basis, as of September 27, 2019, the Company’s backlog of orders to be shipped over the next six months approximates $96.7 million, compared to $99.6 million at June 30, 2019 and $146.3 million at September 28, 2018. As a percentage of six-month backlog, inventory has increased from 126% at June 30, 2019 to 132% at September 27, 2019.

Net property, plant and equipment was essentially unchanged from June 30, 2019. The limited movement is the result of significant capital spending ($4.0 million) being offset by depreciation ($1.8 million) and an unfavorable exchange impact. The capital spending in the quarter reflects a continuation of the Company’s strategy to modernize machine tools and improve manufacturing efficiency through improved technology. In total, the Company expects to invest between $12 and $14 million in capital assets in fiscal 2020. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 27, 2019 of $25.3 million was down $6.2 million, or 19.7%, from June 30, 2019. The impact of foreign currency translation was to decrease accounts payable by $0.3 million versus June 30, 2019. The remaining decrease is primarily related to the reduced purchasing activities in light of reduced volume in the quarter and a focus on inventory reduction.

Total borrowings and long-term debt as of September 27, 2019 increased by $7.1 million to $49.6 million versus $42.5 million at June 30, 2019. The primary reason for the increase is the operating loss and capital spending in the first quarter, partially offset by a favorable working capital movement. During the first quarter, the Company incurred negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of $2.6 million and ended the quarter with total debt, net of cash, of $33.0 million, compared to $30.1 million at June 30, 2019, for a net change of $2.9 million.

Total equity decreased $9.5 million, or 5.2%, to $173.4 million as of September 27, 2019. The net loss during the quarter decreased equity by $6.3 million and net unfavorable foreign currency translation of $3.0 million was reported. The net change in common stock and treasury stock resulting from the accounting for stock based compensation reduced equity by $0.5 million. The net remaining increase in equity of $0.4 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On June 29, 2018, the Company entered into the Credit Agreement with BMO Harris Bank N.A. (“BMO”) that provided for the assignment and assumption of the previously existing loans between the Company and Bank of Montreal (the “2016 Credit Agreement”) and subsequent amendments into a term loan (the “Term Loan”) and revolving credit loans (each a “Revolving Loan” and, collectively, the “Revolving Loans,” and, together with the Term Loan, the “Loans”). Pursuant to the Credit Agreement, BMO agreed to make the Term Loan to the Company in a principal amount not to exceed $35.0 million and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate, $50.0 million (the “Revolving Credit Commitment”). The Credit Agreement also allows the Company to obtain Letters of Credit from BMO, which if drawn upon by the beneficiary thereof and paid by BMO, would become Revolving Loans. Under the Credit Agreement, the Company may not pay cash dividends on its common stock in excess of $3.0 million in any fiscal year.

The Credit Agreement provides that the Company may elect that the Term Loan and each Revolving Loan to be either “LIBOR Loans” or “Eurodollar Loans”, as defined, and bear interest at the applicable rate per the Credit Agreement. This rate as of September 27, 2019 was 3.34%. In addition to the monthly interest payments and any mandatory principal payments required by the Credit Agreement (if applicable), the Company is responsible for paying a quarterly Revolving Credit Commitment Fee and quarterly Letter of Credit Fees. The Company may prepay the Loans (or any one of the Loans), subject to certain limitations.

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

The Second Amendment also adjusts certain financial covenants made by the Company under the Credit Agreement. Specifically, the Company has covenanted (i) not to allow its total funded debt to EBITDA ratio to be greater than 3.00 to 1.00 (the cap had previously been 3.50 to 1.00 for quarters ending on or before September 30, 2019 and 3.25 to 1.00 for quarters ending on or about December 31, 2019 through September 30, 2020), and (ii) that its tangible net worth will not be less than $100.0 million plus 50% of net income for each fiscal year ending on and after June 30, 2019 for which net income is a positive number (the $100.0 million figure had previously been $70.0 million), or not less than $100.0 million if the Company is reporting a net loss.

Borrowings under the Credit Agreement are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Veth Propulsion. To effect these security interests, the Company entered into various amendment and assignment agreements that consent to the assignment of certain agreements previously entered into between the Company and the Bank of Montreal in connection with the 2016 Credit Agreement. The Company also amended and assigned to BMO a Negative Pledge Agreement that it has previously entered into with Bank of Montreal, pursuant to which it agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the Credit Agreement and the Negative Pledge Agreement.

As of September 27, 2019, the Company’s total funded debt to EBITDA ratio was 2.38 to 1.00. Based on current forecasts, there is some risk that the Company may temporarily exceed the 3.00 to 1.00 required ratio, as described above, in the next few quarters. In this event, the Company expects that it will reach a suitable resolution with BMO to address this potential covenant issue. The Company has regular communications with BMO regarding its financial forecasts and operating plans.

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

There are no material off-balance-sheet arrangements and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $14.8 million of available borrowings under the Credit Agreement as of September 27, 2019. The Company expects to continue to generate enough cash from operations, as well as have sufficient capacity under its credit facilities, to meet its operating and investing needs. As of September 27, 2019, the Company also had cash of $16.5 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2020, the Company expects to contribute $1.9 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $3.0 million, or 2.3%, during the first quarter of fiscal 2020, and the current ratio stayed flat at 2.8 for both September 27, 2019 and June 30, 2019. The decrease in net working capital was primarily driven by a volume related reduction in trade accounts receivable and an increase in accrued expenses, partially offset by reduced accounts payable resulting from lower purchasing activity on reduced sales volume.

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

The Company has approximately $1.1 million of unrecognized tax benefits, including related interest and penalties, as of September 27, 2019, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2020 contributions to all defined benefit plans will total $1.9 million. As of September 27, 2019, $0.4 million in contributions have been made.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2019. There have been no significant changes to those accounting policies subsequent to June 30, 2019.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

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

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2019 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 27, 2019, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 26, 2019	0	NA	0	315,000

July 27 – August 30, 2019	72,697	NA	0	315,000

August 31 – September 27, 2019	0	NA	0	315,000

Total	0	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and performance share awards issued under the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock. This authorization has no expiration, and as of September 27, 2019, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended September 27, 2019.

The discussion of limitations upon the payment of dividends as a result of the Credit Agreement between the Company and BMO Harris Bank, N.A., as discussed in Part I, Item 2, "Management's Discussion and Analysis " under the heading "Financial Condition, Liquidity and Capital Resources," is incorporated herein by reference.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 5, 2019	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer