Form 10-Q
period 2019-12-27
TWIN DISC INC
filed 2020-02-04
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 27, 2019

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          Yes  ☑      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

At January 30, 2020, the registrant had 13,405,993 shares of its common stock outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 27, 2019	June 30, 2019

ASSETS
Current assets:
Cash	$14,836	$12,362
Trade accounts receivable, net	33,302	44,013
Inventories	134,658	125,893
Prepaid expenses	5,522	11,681
Other	7,544	8,420
Total current assets	195,862	202,369

Property, plant and equipment, net	73,768	71,258
Goodwill, net	25,561	25,954
Intangible assets, net	22,625	25,353
Deferred income taxes	21,459	18,178
Other assets	4,006	3,758

Total assets	$343,281	$346,870

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	26,259	31,468
Accrued liabilities	47,730	41,646
Total current liabilities	75,989	75,114

Long-term debt	50,512	40,491
Lease obligations	13,850	12,646
Accrued retirement benefits	24,607	25,878
Deferred income taxes	6,744	7,429
Other long-term liabilities	2,094	2,494

Total liabilities	173,796	164,052

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,305	45,047
Retained earnings	183,645	196,472
Accumulated other comprehensive loss	(38,230)	(37,971)
	187,720	203,548
Less treasury stock, at cost (1,226,809 and 1,392,524 shares, respectively)	18,796	21,332

Total Twin Disc shareholders' equity	168,924	182,216

Noncontrolling interest	561	602

Total equity	169,485	182,818

Total liabilities and equity	$343,281	$346,870

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018

Net sales	$59,536	$78,107	$118,826	$152,796
Cost of goods sold	43,825	52,019	93,479	102,723
Gross profit	15,711	26,088	25,347	50,073

Marketing, engineering and administrative expenses	16,413	18,909	32,759	37,894
Restructuring expenses	4,248	434	4,369	607
(Loss) income from operations	(4,950)	6,745	(11,781)	11,572

Interest expense	447	417	836	1,134
Other expense (income), net	29	798	720	1,118
	476	1,215	1,556	2,252

(Loss) income before income taxes and noncontrolling interest	(5,426)	5,530	(13,337)	9,320
Income tax expense (benefit)	1,040	1,451	(578)	2,338

Net (loss) income	(6,466)	4,079	(12,759)	6,982
Less: Net earnings attributable to noncontrolling interest, net of tax	(50)	(6)	(68)	(47)

Net (loss) income attributable to Twin Disc	$(6,516)	$4,073	$(12,827)	$6,935

(Loss) income per share data:
Basic (loss) income per share attributable to Twin Disc common shareholders	$(0.49)	$0.31	$(0.98)	$0.56
Diluted (loss) income per share attributable to Twin Disc common shareholders	$(0.49)	$0.31	$(0.98)	$0.56

Weighted average shares outstanding data:
Basic shares outstanding	13,164	12,909	13,135	12,233
Diluted shares outstanding	13,164	12,997	13,135	12,304

Comprehensive (loss) income
Net (loss) income	$(6,466)	$4,079	$(12,759)	$6,982
Benefit plan adjustments, net of income taxes of $169, $146, $338 and $292, respectively	548	478	1,105	949
Foreign currency translation adjustment	1,647	(1,786)	(1,349)	(2,347)
Unrealized income on cash flow hedge, net of income taxes of ($45), $0, ($1) and $0, respectively	146	-	3	-
Comprehensive (loss) income	(4,125)	2,771	(13,000)	5,584
Less: Comprehensive (income) loss attributable to noncontrolling interest	(50)	7	(86)	(9)

Comprehensive (loss) income attributable to Twin Disc	$(4,175)	$2,778	$(13,086)	$5,575

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
	December 27, 2019	December 28, 2018

Cash flows from operating activities:

Net (loss) income	$(12,759)	$6,982
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities, net of acquired assets:
Depreciation and amortization	5,926	4,510
Restructuring expenses	3,844	-
Provision for deferred income taxes	(3,901)	2,555
Stock compensation expense and other non-cash changes, net	774	1,506
Amortization of inventory fair value step-up	-	2,173
Net change in operating assets and liabilities	6,232	(21,505)

Net cash provided (used) by operating activities	116	(3,779)

Cash flows from investing activities:

Acquisitions of fixed assets	(6,860)	(6,676)
Proceeds from sale of fixed assets	55	63
Other, net	(129)	(129)
Acquisition of Veth Propulsion, less cash acquired	-	(59,651)

Net cash used by investing activities	(6,934)	(66,393)

Cash flows from financing activities:

Borrowings under revolving loan arrangement	58,993	93,675
Repayments of revolver loans	(48,130)	(62,326)
Repayments of long term debt	(603)	(24,230)
Dividends paid to noncontrolling interest	(127)	(115)
Payments of withholding taxes on stock compensation	(913)	(926)
Proceeds from issuance of common stock, net	-	32,210
Proceeds from exercise of stock options	-	36
Borrowings under term debt arrangement	-	35,000

Net cash provided by financing activities	9,220	73,324

Effect of exchange rate changes on cash	72	219

Net change in cash	2,474	3,371

Cash:
Beginning of period	12,362	15,171

End of period	$14,836	$18,542

The notes to condensed consolidated financial statements are an integral part of these statements

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

In August 2018, the FASB issued updated guidance (ASU 2018-14) intended to modify the disclosure requirements for employers that sponsor defined benefit pension or postretirement plans. The amendments in this guidance are effective for fiscal years ending after December 15, 2020 (the Company’s fiscal 2021), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s disclosures.

In December 2019, the FASB issued guidance (ASU 2019-12) intended to simplify the accounting for income taxes. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 (the Company’s fiscal 2022), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s disclosures.

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company and accordingly, it has scaled some of its disclosures of financial and non-financial information in this quarterly report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

B.	Inventories

The major classes of inventories were as follows:

	December 27, 2019	June 30, 2019
Inventories:
Finished parts	$68,315	$57,682
Work in process	22,222	23,812
Raw materials	44,121	44,399
	$134,658	$125,893

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended December 27, 2019 and December 28, 2018:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Reserve balance, beginning of period	$7,107	$4,667	$3,736	$4,407
Current period expense and adjustments	681	128	6,129	1,414
Payments or credits to customers	(2,035)	(926)	(4,067)	(1,946)
Translation	22	(26)	(23)	(32)
Reserve balance, end of period	$5,775	$3,843	$5,775	$3,843

Included in the current fiscal half expense is a non-recurring warranty charge in the amount of $3,889, to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($4,856 and $3,309 as of December 27, 2019 and December 28, 2018, respectively) is reflected in accrued liabilities, while the long-term portion ($919 and $534 as of December 27, 2019 and December 28, 2018, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Net sales
Manufacturing segment sales	$57,173	$70,986	$111,734	$139,899
Distribution segment sales	22,025	27,090	44,452	50,010
Inter/Intra segment elimination – manufacturing	(15,105)	(14,931)	(28,935)	(29,681)
Inter/Intra segment elimination – distribution	(4,557)	(5,038)	(8,425)	(7,432)
	$59,536	$78,107	$118,826	$152,796
Net (loss) income attributable to Twin Disc
Manufacturing segment net (loss) income	$(2,936)	$7,924	$(7,791)	$15,159
Distribution segment net income	842	569	1,934	1,434
Corporate and eliminations	(4,422)	(4,420)	(6,970)	(9,658)
	$(6,516)	$4,073	$(12,827)	$6,935

	December 27, 2019	June 30, 2019
Assets
Manufacturing segment assets	$380,275	$384,612
Distribution segment assets	51,277	46,076
Corporate assets and elimination of intercompany assets	(88,271)	(83,818)
	$343,281	$346,870

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters and two quarters ended December 27, 2019 and December 28, 2018.

Net sales by product group for the quarter ended December 27, 2019 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,892	$1,484	$(751)	$6,625
Land-based transmissions	16,559	6,238	(7,492)	15,305
Marine and propulsion systems	34,700	13,418	(11,419)	36,699
Other	22	885	-	907
Total	$57,173	$22,025	$(19,662)	$59,536

Net sales by product group for the quarter ended December 28, 2018 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$8,253	$2,580	$(1,717)	$9,116
Land-based transmissions	30,309	6,846	(7,377)	29,778
Marine and propulsion systems	32,412	16,307	(10,863)	37,856
Other	12	1,357	(12)	1,357
Total	$70,986	$27,090	$(19,969)	$78,107

Net sales by product group for the two quarters ended December 27, 2019 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$12,700	$2,952	$(1,564)	$14,088
Land-based transmissions	33,973	11,718	(14,867)	30,824
Marine and propulsion systems	65,020	27,628	(20,928)	71,720
Other	41	2,154	(1)	2,194
Total	$111,734	$44,452	$(37,360)	$118,826

Net sales by product group for the two quarters ended December 28, 2018 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$14,734	$3,977	$(2,549)	$16,162
Land-based transmissions	59,742	12,456	(12,784)	59,414
Marine and propulsion systems	65,388	30,464	(21,721)	74,131
Other	35	3,113	(59)	3,089
Total	$139,899	$50,010	$(37,113)	$152,796

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first half of fiscal 2020 and 2019, the Company granted a target number of 131.7 and 42.3 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2020 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2022. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 184.8. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

The fiscal 2019 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual EPS (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2021. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 67.0. Based upon actual results to date, the Company is currently accruing compensation expense for the average annual sales component for these PSAs. The Company is not accruing compensation expense for the average return on invested capital and average annual EPS components for these PSAs.

There were 214.0 and 188.0 unvested PSAs outstanding at December 27, 2019 and December 28, 2018, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of ($52) and $242 was recognized for the quarters ended December 27, 2019 and December 28, 2018, respectively, related to PSAs. Compensation expense of $20 and $788 was recognized for the two quarters ended December 27, 2019 and December 28, 2018, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at December 27, 2019 was $15.24. At December 27, 2019, the Company had $2,355 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2020, 2019 and 2018 awards. The total fair value of PSAs vested as of December 27, 2019 and December 28, 2018 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first half of fiscal 2020 and 2019, the Company granted 180.4 and 35.6 service based restricted shares, respectively, to employees and non-employee directors. There were 231.4 and 185.3 unvested shares outstanding at December 27, 2019 and December 28, 2018, respectively. A total of 20.5 and 2.8 shares of restricted stock were forfeited during the two quarters ended December 27, 2019 and December 28, 2018, respectively. Compensation expense of $218 and $266 was recognized for the quarters ended December 27, 2019 and December 28, 2018, respectively. Compensation expense of $524 and $516 was recognized for the two quarters ended December 27, 2019 and December 28, 2018, respectively. The total fair value of restricted stock grants vested as of December 27, 2019 and December 28, 2018 was $1,241 and $2,102, respectively. As of December 27, 2019, the Company had $1,982 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. During the first half of fiscal 2019, the Company granted 38.0 RSUs to various employees of the Company, including executive officers. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 38.0 unvested RSUs outstanding at December 27, 2019 and at December 28, 2018. Compensation expense of $81 and $82 was recognized for the quarters ended December 27, 2019 and December 28, 2018, respectively. Compensation expense of $163 and $136 was recognized for the two quarters ended December 27, 2019 and December 28, 2018, respectively. The weighted average grant date fair value of the unvested awards at December 27, 2019 was $25.77. As of December 27, 2019, the Company had $516 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

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

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Pension Benefits:
Service cost	$194	$251	$406	$497
Interest cost	889	1,083	1,794	2,175
Expected return on plan assets	(1,240)	(1,333)	(2,488)	(2,664)
Amortization of transition obligation	9	9	17	17
Amortization of prior service cost	(4)	1	(7)	2
Amortization of actuarial net loss	784	678	1,568	1,355
Net periodic benefit cost	$632	$689	$1,290	$1,382

Postretirement Benefits:
Service cost	$4	$5	$9	$9
Interest cost	55	76	110	152
Amortization of prior service cost	(69)	-	(138)	-
Amortization of actuarial net loss	-	(69)	-	(137)
Net periodic benefit (gain) cost	$(10)	$12	$(19)	$24

The Company expects to contribute approximately $1,936 to its pension plans in fiscal 2020. As of December 27, 2019, the amount of $785 in contributions has been made.

The Company has reclassified $548 (net of $169 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 27, 2019, and $478 (net of $146 in taxes) during the quarter ended December 28, 2018. The Company has reclassified $1,105 (net of $338 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 27, 2019, and $949 (net of $292 in taxes) during the two quarters ended December 28, 2018. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the two quarters ended December 27, 2019 and December 28, 2018, the Company’s effective income tax rate was 4.3% and 25.1% respectively. Under the Tax Cuts and Jobs Act, a company is prohibited from recognizing certain foreign global intangible low taxed income (“GILTI”) deductions and credits when in a domestic loss position, but is required to include the foreign GILTI income inclusions. In the prior year, the Company recognized domestic income and recognized a net benefit of GILTI income inclusions and deductions which resulted in a net benefit of 0.67%. In the current year, the benefit generated from domestic losses was reduced by the required GILTI foreign income inclusions and no GILTI deductions. The $9,385 GILTI inclusion decreased the rate by 18.55%. Income generated in foreign jurisdictions and other tax preference items also impacted the rate.

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

The Company has approximately $1,158 of unrecognized tax benefits, including related interest and penalties, as of December 27, 2019, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended December 27, 2019. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2013 through 2019. The tax year open to exam in the Netherlands is 2019. The tax years open to examination in the U.S. are for years subsequent to fiscal 2015. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2011 through 2013. It is reasonably possible that other audit cycles will be completed during fiscal 2020.

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

During the first half of fiscal 2020, the Company determined that there were no triggering events to warrant an interim goodwill impairment test. As of December 27, 2019, goodwill in the amounts of $23,013 and $2,548 is carried in the European Propulsion and European Industrial reporting units, respectively.

As of December 27, 2019, changes in the carrying amount of goodwill is summarized as follows:

	Net Book Value Rollforward			By Reporting Unit
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	European Propulsion	European Industrial
Balance at June 30, 2019	$39,776	$(13,822)	$25,954	$23,371	$2,583
Translation adjustment	(393)	-	(393)	(358)	(35)
Balance at December 27, 2019	$39,383	$(13,822)	$25,561	$23,013	$2,548

As of December 27, 2019, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2019	$39,587	$(14,434)	$25,153	$14,843	$7,025	$2,733	$552
Additions	53	-	53	-	-	-	53
Amortization	-	(2,272)	(2,272)	(1,500)	(569)	(126)	(77)
Translation adjustment	(509)	-	(509)	(334)	(127)	(44)	(4)
Balance at December 27, 2019	$39,131	$(16,706)	$22,425	$13,009	$6,329	$2,563	$524

Other intangibles consist of certain proprietary technology, computer software, patents and licensing agreements. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 9 years.

Intangible amortization expense was $1,143 and $583 for the quarters ended December 27, 2019, and December 28, 2018, respectively. Intangible amortization expense was $2,272 and $1,249 for the two quarters ended December 27, 2019, and December 28, 2018, respectively. Estimated intangible amortization expense for the remainder of fiscal 2020 and each of the next five fiscal years is as follows:

Fiscal Year
2020	$2,297
2021	3,305
2022	3,120
2023	2,960
2024	2,748
2025	2,562

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of December 27, 2019 and June 30, 2019 was $200 and $200, respectively. These assets are comprised of acquired trade names.

J.	Long-term Debt

The Company’s long-term debt represents borrowings made under the credit agreement, as amended, which it entered into with BMO Harris Bank N.A, on June 29, 2018 (“Credit Agreement”). The borrowings consist of a term loan component (“Term Loan”) with an interest rate based on LIBOR plus an applicable margin, requiring quarterly principal payments of $500 and maturing on March 4, 2026, and a revolving loan component (“Revolving Loans”) with a maximum facility of $50,000. The borrowings are subject to financial covenants, such as maintaining a maximum allowable ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Credit Agreement, and are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, machinery and equipment and intellectual property.

On January 28, 2020, an amendment to the Credit Agreement was finalized to increase such maximum allowable ratio from 3.00 to 1.00 to 4.00 to 1.00 for the quarter ended December 27, 2019, 5.00 to 1.00 for the quarter ending March 27, 2020, 4.00 to 1.00 for the quarter ending June 30, 2020, 3.50 to 1.00 for the quarter ending September 25, 2020 and 3.00 to 1.00 for quarters ending on or after December 25, 2020. The amendment also increased interest rate margins at the higher debt ratio levels. All other terms of the Credit Agreement were substantially unchanged. Prior to the amendment, as of the December 27, 2019 balance sheet date, the Company’s total funded debt to EBITDA ratio was greater than 3.00 to 1.00. The classification of the debt on the condensed consolidated balance sheet for the quarter ended December 27, 2019 reflects this subsequent amendment.

The Credit Agreement, including its amendments, is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2019, as well as in Item 2 of this quarterly report.

Long-term debt at December 27, 2019 and June 30, 2019 consisted of the following:

	December 27, 2019	June 30, 2019
Borrowings under the Credit Agreement
Revolving loans	$33,229	$22,666
Term loan (due March 2026)	19,000	19,500
Other	283	325
Subtotal	52,512	42,491
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$50,512	$40,491

During the two quarters ended December 27, 2019, the average interest rate was 3.58% on the Term Loan, and 2.48% on the Revolving Loans.

Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $36 in principal was paid on these liabilities during the current fiscal year.

As of December 27, 2019, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $41,699, and the Company had approximately $8,470 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at December 27, 2019 and June 30, 2019. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

On April 22, 2019, the Company entered into an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. The notional amount decreases as the Term Loan balance decreases due to repayments of principal. As of December 27, 2019, the notional amount was $19,000. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

K.	Shareholders’ Equity

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of December 27, 2019 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended December 27, 2019 and December 28, 2018.

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2020 and 2019:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2019	$45,047	$196,472	$(37,971)	$(21,332)	$602	$182,818
Net (loss) income		(6,311)			18	(6,293)
Translation adjustments			(3,014)		18	(2,996)
Benefit plan adjustments, net of tax			557			557
Unrealized loss on cash flow hedge, net of tax			(143)			(143)
Cash dividends					(127)	(127)
Compensation expense	459					459
Shares (acquired) issued, net	(2,324)			1,412		(912)
Balance, September 27, 2019	43,182	190,161	(40,571)	(19,920)	511	173,363
Net (loss) income		(6,516)			50	(6,466)
Translation adjustments			1,647		-	1,647
Benefit plan adjustments, net of tax			548			548
Unrealized income on cash flow hedge, net of tax			146			146
Cash dividends						-
Compensation expense	248					248
Shares (acquired) issued, net	(1,125)			1,124		(1)
Balance, December 27, 2019	$42,305	$183,645	$(38,230)	$(18,796)	$561	$169,485

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2018	$11,570	$178,896	$(23,792)	$(23,677)	$619	$143,616
Net income		2,862			41	2,903
Translation adjustments			(536)		(25)	(561)
Benefit plan adjustments, net of tax			471			471
Release stranded tax effects		6,903	(6,903)			-
Cash dividends					(115)	(115)
Compensation expense	850					850
Common stock issued, net	32,210					32,210
Shares acquired, net	(586)			(328)		(914)
Balance, September 28, 2018	44,044	188,661	(30,760)	(24,005)	520	178,460
Net income		4,073			6	4,079
Translation adjustments			(1,773)		(13)	(1,786)
Benefit plan adjustments, net of tax			478			478
Cash dividends						-
Compensation expense	590					590
Shares (acquired) issued, net	(497)			520		23
Balance, December 28, 2018	$44,137	$192,734	$(32,055)	$(23,485)	$513	$181,844

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 27, and December 27, 2019, and September 28, and December 28, 2018 are as follows:

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2019	$4,439	$(41,901)	$(509)
Translation adjustment during the quarter	(3,014)	-	-
Amounts reclassified from accumulated other comprehensive income	-	557	(143)
Net current period other comprehensive (loss) income	(3,014)	557	(143)
Balance at September 27, 2019	1,425	(41,344)	(652)
Translation adjustment during the quarter	1,647	-	-
Amounts reclassified from accumulated other comprehensive income	-	548	146
Net current period other comprehensive income	1,647	548	146
Balance at December 27, 2019	$3,072	$(40,796)	$(506)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2018	$7,085	$(30,877)
Translation adjustment during the quarter	(536)	-
Release stranded tax effects	-	(6,903)
Amounts reclassified from accumulated other comprehensive income	-	471
Net current period other comprehensive loss	(536)	(6,432)
Balance at September 28, 2018	6,549	(37,309)
Translation adjustment during the quarter	(1,773)	-
Amounts reclassified from accumulated other comprehensive income	-	478
Net current period other comprehensive (loss) income	(1,773)	478
Balance at December 28, 2018	$4,776	$(36,831)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and two quarters ended December 27, 2019 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 27, 2019		December 27, 2019
Changes in benefit plan items
Actuarial losses	$781	(a)	$1,571	(a)
Transition asset and prior service benefit	(64	) (a)	(128	) (a)
Total amortization	717		1,443
Income taxes	169		338
Total reclassification net of tax	$548		$1,105

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and two quarters ended December 28, 2018 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 28, 2018		December 28, 2018
Changes in benefit plan items
Actuarial losses	$614	(a)	$1,222	(a)
Transition asset and prior service benefit	10	(a)	19	(a)
Total amortization	624		1,241
Income taxes	146		292
Total reclassification net of tax	$478		$949

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

The Company has implemented various restructuring programs in response to unfavorable macroeconomic trends in certain of the Company’s markets since the fourth quarter of fiscal 2015. These programs primarily involved the reduction of workforce in several of the Company’s manufacturing locations, under a combination of voluntary and involuntary programs. In its European operations, the Company also implemented actions to reorganize for productivity.

These actions resulted in restructuring charges of $1,063 and $1,184 in the quarter and two quarters ended December 27, 2019, respectively, and restructuring charges of $434 and $607 for the quarter and two quarters ended December 28, 2018, respectively.

Restructuring activities since June 2015 have resulted in the elimination of 203 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through December 27, 2019 were $11,636.

During the second quarter of fiscal 2020, a marine propulsion development program, for which the Company had provided development and production services, was terminated. The cost of exiting the contract consisted of a noncash write-off of assets and liabilities relating to the program amounting to $2,185, and a cash settlement to satisfy supplier commitments associated with the program amounting to $1,000. The Company has classified the total contract exit cost of $3,185 as a restructuring charge, within the manufacturing segment, in the quarter ended December 27, 2019.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2019	$-
Additions related to workforce reduction	1,184
Additions related to program termination	3,185
Payments, adjustments and write-offs during the year	(2,710)
Accrued restructuring liability, December 27, 2019	$1,659

M.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Basic:
Net (loss) income	$(6,466)	$4,079	$(12,759)	$6,982
Less: Net earnings attributable to noncontrolling interest	(50)	(6)	(68)	(47)
Less: Undistributed earnings attributable to unvested shares	-	(53)	-	(105)
Net (loss) income available to Twin Disc shareholders	(6,516)	4,020	(12,827)	6,830

Weighted average shares outstanding - basic	13,164	12,909	13,135	12,233

Basic (Loss) Income Per Share:
Net (loss) income per share - basic	$(0.49)	$0.31	$(0.98)	$0.56

Diluted:
Net (loss) income	$(6,466)	$4,079	$(12,759)	$6,982
Less: Net earnings attributable to noncontrolling interest	(50)	(6)	(68)	(47)
Less: Undistributed earnings attributable to unvested shares	-	(53)	-	(105)
Net (loss) income available to Twin Disc shareholders	(6,516)	4,020	(12,827)	6,830

Weighted average shares outstanding - basic	13,164	12,909	13,135	12,233
Effect of dilutive stock awards	-	88	-	71
Weighted average shares outstanding - diluted	13,164	12,997	13,135	12,304

Diluted (Loss) Income Per Share:
Net (loss) income per share - diluted	$(0.49)	$0.31	$(0.98)	$0.56

The following potential common shares were excluded from diluted EPS for the quarter and two quarters ended December 27, 2019 as the Company reported a net loss: 214.0 related to the Company’s unvested PSAs, 231.4 related to the Company’s unvested RS awards, and 38.0 related to the Company’s unvested RSUs.

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

The components of lease expense were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Finance lease cost:
Amortization of right-of-use assets	$43	$1	$79	$1
Interest on lease liabilities	13	-	25	-
Operating lease cost	815	850	1,596	1,730
Short-term lease cost	9	12	26	22
Variable lease cost	8	(3)	24	5
Total lease cost	888	860	1,750	1,758
Less: Sublease income	(54)	(1)	(107)	(17)
Net lease cost	$834	$859	$1,643	$1,741

Other information related to leases was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$805	$850	$1,584	$1,725
Operating cash flows from finance leases	38	1	68	2
Financing cash flows from finance leases	13	-	25	-
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	2,073	125	2,424	12,252
Finance leases	53	-	277	-
Weighted average remaining lease term (years):
Operating leases			11.0	11.2
Finance lease			4.4	3.5
Weighted average discount rate:
Operating leases			7.4%	7.7%
Finance leases			6.9%	4.0%

Approximate future minimum rental commitments under non-cancellable leases as of December 27, 2019 were as follows:

	Operating Leases	Finance Leases
2020	$1,553	$103
2021	2,598	206
2022	2,096	206
2023	1,965	198
2024	1,792	166
Thereafter	12,455	8
Total future lease payments	22,459	887
Less: Amount representing interest	(7,270)	(123)
Present value of future payments	$15,189	$764

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	December 27, 2019	June 30, 2019
Lease Assets
Operating lease right-of-use assets	Property, plant and equipment, net	$15,180	$14,138
Finance lease right-of-use assets	Property, plant and equipment, net	746	545

Lease Liabilities
Operating lease liabilities	Accrued liabilites	$1,936	$1,933
Operating lease liabilities	Lease obligations	13,253	12,197
Finance lease liabilities	Accrued liabilites	167	104
Finance lease liabilities	Lease obligations	597	449

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of December 27, 2019, which it entered into on April 22, 2019. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $506 and $509 as of December 27, 2019 and June 30, 2019, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $144 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts

The Company has no outstanding foreign currency forward exchange contracts at December 27, 2019 or at June 30, 2019.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	December 27, 2019	June 30, 2019
Derivative designated as hedge:
Interest rate swap	Accrued liabilities	$144	$122
Interest rate swap	Other long-term liabilities	518	544

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive (loss) income for the quarter and two quarters ended December 27, 2019 and December 28, 2018, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended		For the Two Quarters Ended
	Income Location	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Derivative designated as hedge:
Interest rate swap	Interest expense	$31	$-	$42	$-
Interest rate swap	Unrealized income on cash flow hedge	146	-	3	-

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of December 27, 2019, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)
	Quarter Ended				Two Quarters Ended
	December 27, 2019	% of Net Sales	December 28, 2018	% of Net Sales	December 27, 2019	% of Net Sales	December 28, 2018	% of Net Sales
Net sales	$59,536		$78,107		$118,826		$152,796
Cost of goods sold	43,825		52,019		93,479		102,723
Gross profit	15,711	26.4%	26,088	33.4%	25,347	21.3%	50,073	32.8%
Marketing, engineering and administrative expenses	16,413	27.6%	18,909	24.2%	32,759	27.6%	37,894	24.8%
Restructuring of operations	4,248	7.1%	434	0.6%	4,369	3.7%	607	0.4%
(Loss) income from operations	$(4,950)	-8.3%	$6,745	8.6%	$(11,781)	-9.9%	$11,572	7.6%

Comparison of the Second Quarter of Fiscal 2020 with the Second Quarter of Fiscal 2019

Net sales for the second quarter decreased 23.8%, or $18.6 million, to $59.5 million from $78.1 million in the same period a year ago. The Company experienced a continued softening in demand in North America for the Company’s oil and gas related products, with a decline of approximately $16.5 million compared to the prior year. Global demand for industrial products softened in the quarter, decreasing $2.5 million (27.3%) from the prior year. The Company also experienced a slight softening in demand in the global commercial marine market, with sales of marine and propulsion products declining $1.2 million (3.1%) from the prior fiscal year second quarter. The North American region suffered the most significant sales decline ($17.0 million or 42.3%) due to weakness in the North American energy market. The North American region declined from 51% of total sales in the prior year second quarter to 39% in the fiscal 2020 second quarter. The European region saw solid growth, with an increase of $1.8 million (9.1%), raising the percentage of sales to the European region to 37% compared to 26% in the prior fiscal year second quarter. Although sales into Asia Pacific increased as a percentage of total sales (from 16% to 18%), net sales into this region actually decreased by $1.5 million (12.1%) on slight softening in the commercial marine markets and late deliveries of oil and gas transmissions from the factory. Currency translation had an unfavorable impact on fiscal 2020 sales compared to the prior year totaling $1.1 million primarily due to the weakening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 19.5%, or $13.8 million, versus the same period last year. The U.S. manufacturing operation experienced a 27.5%, or $11.9 million, decrease in sales versus the second fiscal quarter of 2019. The primary driver for this decrease was weaker demand for the Company’s oil and gas related products, along with softening demand for industrial and global marine products. The Company’s operation in the Netherlands was down slightly (0.9%) compared to the same quarter prior year, primarily due to timing of project shipments. This entity continues to see strong and growing global demand for its propulsion products. The Company’s Belgian operation saw a significant decrease compared to the same quarter prior year (20.4% or $1.4 million), largely due to a change in transaction flow. The service and aftermarket volume formerly included in the Belgian operation is now being transacted through the Company’s new European distribution operation included in the distribution segment, as noted below. Excluding the impact of this change, the Belgian operation was up approximately 11.5% compared to the second quarter prior year, on stronger North American demand for its marine transmissions. The Company’s Italian manufacturing operations, experiencing some strength in the European marine markets offset by weaker industrial markets, were essentially flat with the prior year. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a decline ($0.4 million or 25.8%), primarily due to softer demand in the global pleasure craft and patrol boat markets.

Our distribution segment experienced an 18.7%, or $5.1 million, decrease in sales compared to the second quarter of fiscal 2019. The Company’s Asian distribution operations in Singapore, China and Japan were down slightly ($0.4 million or 4.5%) compared with the prior year on relatively stable demand for the Company’s commercial marine, oil and gas, and patrol craft products in the region. The decline is a function of delayed deliveries from the manufacturing plants. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of $5.2 million due to the sale of the Mill Log entity in the third quarter of fiscal 2019. The sales for this region are now passing through a third party distributor. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, was down $1.2 million (33.7%). This reduction is primarily due to shipping delays as this entity changed locations during the quarter. The Company’s European distribution operation saw an increase of $2.3 million as this is a new entity created during fiscal 2019 to distribute the Company’s products in the European market.

Gross profit as a percentage of sales for the second quarter of fiscal 2020 decreased to 26.4%, compared to 33.4% for the same period last year. This reduction is primarily due to the combination of a continuation of an unfavorable product mix profile ($5.1 million) and the impact of reduced volume ($6.2 million). With a similar product mix, the gross profit percent for the quarter is improved from the previous two quarters on the strength of targeted cost reduction actions on key products and overall focus on cost containment and production efficiencies.

For the fiscal 2020 second quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 27.6%, compared to 24.2% for the fiscal 2019 second quarter. ME&A expenses decreased $2.5 million versus the same period last fiscal year. The decrease in ME&A spending for the quarter was comprised of decreases to bonus expense ($0.7 million), stock based compensation ($0.2 million), professional fees ($0.7 million), the impact of the Mill Log divestiture ($0.7 million) and general cost containment actions ($0.8 million). These decreases were partially offset by an increase to amortization expense due to a change in assumptions ($0.6 million).

The Company incurred $4.2 million in restructuring charges during the second quarter of fiscal 2020. Included in this amount is $3.2 million related the termination of a marine propulsion program, for which the Company had provided development and production services. The $3.2 million includes a $2.2 million non-cash write-off of assets and liabilities associated with the program and $1.0 million of cash payments to satisfy supplier commitments related to the program. The remaining $1.0 million of restructuring charges relates to cost reduction actions at the Company’s domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense remained consistent at $0.4 million in the second quarter of fiscal 2020, with a similar borrowing level and average interest rate compared to the fiscal 2019 second quarter.

The favorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro and Australian dollar.

The fiscal 2020 second quarter tax rate of 19.2% reflects a year-to-date adjustment driven by a decline in domestic earnings projections for the fiscal year and related impact of the global intangible low-taxed income ("GILTI") provisions of the Tax Cut and Jobs Act. GILTI provisions require the inclusion of foreign income but prohibit certain foreign deductions and credits when in a domestic loss position.

Comparison of the First Two Quarters of Fiscal 2020 with the First Two Quarters of Fiscal 2019

Net sales for the first two quarters decreased 22.2%, or $34.0 million, to $118.8 million from $152.8 million in the first two quarters of fiscal 2019. The Company experienced a softening in demand in North America for the Company’s oil and gas related products, with a decline of approximately $31.3 million compared to the prior year. Global demand for industrial products moderated in the first half, decreasing $2.1 million (12.8%) from the prior year. The Company also experienced a slight softening in demand in the global commercial marine market, with sales of marine and propulsion products declining $2.4 million (3.3%) from the prior fiscal year first half. The North American region suffered the most significant sales decline ($34.7 million or 43.5%) due to weakness in the North American energy market. The North American region declined from 52% of total sales in the prior fiscal year first half to 38% in the fiscal 2020 first half. The European region saw solid growth, with an increase of $5.9 million (15.6%), raising the percentage of sales to the European region to 37% compared to 25% in the prior fiscal year first half. Although sales into Asia Pacific increased as a percentage of total sales (from 17% to 20%), net sales into this region actually decreased by $2.4 million (9.2%) on slight softening in the commercial marine markets and later deliveries of oil and gas transmissions from the factory. Currency translation had an unfavorable impact on fiscal 2020 first half sales compared to the prior year totaling $2.6 million primarily due to the weakening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 20.1%, or $28.2 million, versus the same period last year. The U.S. manufacturing operation experienced a 25.4%, or $21.5 million, decrease in sales versus the first fiscal half of 2019. The primary driver for this decrease was weaker demand for the Company’s oil and gas related products, along with softening demand in the industrial and global marine markets. The Company’s operation in the Netherlands was down slightly (1.8%) compared to the prior year first half, primarily due to timing of project shipments. This entity continues to see strong and growing global demand for its propulsion products. The Company’s Belgian operation saw a significant decrease compared to the prior year (32.6% or $4.8 million), largely due to a change in transaction flow. The service and aftermarket volume formerly included in the Belgian operation is now being transacted through the Company’s new European distribution operation included in the distribution segment, as noted below. Excluding the impact of this change, the Belgian operation was actually up slightly (3.5%) on stronger North American demand for its marine transmission. The Company’s Italian manufacturing operations, experiencing some strength in the European marine markets offset by weaker industrial markets, were essentially flat with the prior year. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a significant decline ($1.4 million or 41.3%), primarily due to softening demand in the global pleasure craft and patrol boat markets.

Our distribution segment experienced an 11.1%, or $5.6 million, decrease in sales compared to the first half of fiscal 2019. The Company’s Asian distribution operations in Singapore, China and Japan were down $0.4 million (2.3%) compared to the prior year on relatively stable demand for the Company’s commercial marine, oil and gas, and patrol craft products in the region. The decrease in sales was primarily a function of delayed deliveries from the manufacturing operations. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of $9.9 million due to the sale of the Mill Log entity in the third quarter of fiscal 2019. The sales for this region are now passing through a third party distributor. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, was down $1.2 million (17.7%) compared to the fiscal 2019 first half. This reduction is primarily due to shipping delays as this entity changed locations during the quarter. The Company’s European distribution operation saw an increase of $5.0 million as this is a new entity created during fiscal 2019 to distribute the Company’s products in the European market.

Gross profit as a percentage of sales for the first half of fiscal 2020 decreased to 21.3%, compared to 32.8% for the same period last year. This reduction is due to the combination of a $3.9 million expense recorded in the first fiscal quarter for an isolated product performance issue related to one of the Company’s oil and gas transmission models, the continuation of an unfavorable product mix profile ($10.6 million) and the impact of reduced volume ($11.1 million). Excluding the isolated $3.9 million product performance charge in the first fiscal quarter, the gross profit percent would have been 24.6%. The Company has seen an improving trend in gross profit performance over the past few quarters with positive results from targeted cost reduction actions.

For the fiscal 2020 first fiscal half, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 27.6%, compared to 24.8% for the fiscal 2019 first half. ME&A expenses decreased $5.1 million versus the same period last fiscal year. The decrease in ME&A spending for the period was comprised of decreases to bonus expense ($1.3 million), stock based compensation ($0.2 million), professional fees ($1.1 million), the impact of the Mill Log divestiture ($1.5 million), marketing activities related to the prior year centennial celebration ($0.6 million) and general cost containment actions ($1.4 million). These decreases were partially offset by an increase to amortization expense due to a change in assumptions ($1.0 million).

The Company incurred $4.4 million in restructuring charges during the first two quarters of fiscal 2020. Included in this amount is $3.2 million related to the termination of a marine propulsion program, for which the Company had provided development and production services. The $3.2 million includes a $2.2 million non-cash write-off of assets and liabilities associated with the program and $1.0 million of cash payments to satisfy supplier commitments related to the program. The remaining $1.2 million of restructuring charges relates to cost reduction actions at the Company’s domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense declined by $0.3 million to $0.8 million in the first two quarters of fiscal 2020 compared to $1.1 million in the comparable period of fiscal 2019. The reduction is the result of a lower average balance and a slightly lower average interest rate.

The favorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro and Australian dollar.

The fiscal 2020 first half tax rate of 4.3% was significantly lower than the fiscal 2019 first half rate of 25.1%. The current year rate was significantly impacted by the GILTI provisions of the Tax Cut and Jobs Act. GILTI provisions require the inclusion of foreign income but prohibit certain foreign deductions and credits when in a domestic loss position. The GILTI inclusion decreased the current year rate by 18.55%. Income generated in foreign jurisdictions and other tax preference items also impacted the current year rate.

Financial Condition, Liquidity and Capital Resources

Comparison between December 27, 2019 and June 30, 2019

As of December 27, 2019, the Company had net working capital of $119.9 million, which represents a decrease of $7.4 million, or 5.8%, from the net working capital of $127.3 million as of June 30, 2019.

Cash increased $2.5 million to $14.8 million as of December 27, 2019, versus $12.4 million as of June 30, 2019. The majority of the cash as of December 27, 2019 is at the Company’s overseas operations in Europe ($7.8 million) and Asia-Pacific ($6.8 million).

Trade receivables of $33.3 million were down $10.7 million, or approximately 24.3%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.3 million versus June 30, 2019. The net remaining decrease was driven by volume and the timing of sales within the quarter. As a percent of sales, trade receivables finished at 55.9% in the second quarter of fiscal 2020 compared to 62.2% for the first quarter of fiscal 2020 and 60.8% for the fourth quarter of fiscal 2019.

Inventories increased by $8.8 million, or 7.0%, versus June 30, 2019 to $134.7 million. The impact of foreign currency translation was to decrease inventories by $0.8 million versus June 30, 2019. The write-off related to the termination of a marine propulsion program created a $2.3 million increase to inventory as the revenue recognition over time accounting method resulted in a $2.3 million cumulative credit balance in inventory at the time the program was cancelled. A temporary increase was seen at the Company’s Asian distribution operations ($3.6 million), driven primarily by the receipt of oil and gas units for delivery to customers in the third fiscal quarter. The North American distribution operation also saw a temporary increase of $0.8 million, primarily due to the timing of delivery of products to be delivered to North American customers. The Veth Propulsion operation saw an increase of $0.8 million, partially due to the receipt of engines at the end of the second quarter of fiscal 2020. On a consolidated basis, as of December 27, 2019, the Company’s backlog of orders to be shipped over the next six months approximates $94.7 million, compared to $99.6 million at June 30, 2019 and $137.8 million at December 28, 2018. As a percentage of six-month backlog, inventory has increased from 126% at June 30, 2019 to 142% at December 27, 2019.

Net property, plant and equipment was up $2.5 million from June 30,2019. The increase is the result of significant capital spending ($6.8 million) being partially offset by depreciation ($3.7 million) and an unfavorable exchange impact ($0.4 million). The capital spending in the quarter reflects a continuation of the Company’s strategy to modernize machine tools and improve manufacturing efficiency through improved technology. In total, the Company expects to invest between $11 and $13 million in capital assets in fiscal 2020. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of December 27, 2019 of $26.3 million was down $5.2 million, or 16.6%, from June 30, 2019. The impact of foreign currency translation was to decrease accounts payable by $0.2 million versus June 30, 2019. The remaining decrease is primarily related to the reduced purchasing activities in light of reduced volume in the quarter and a focus on inventory reduction.

Total borrowings and long-term debt as of December 27, 2019 increased by $10.0 million to $52.5 million versus $42.5 million at June 30, 2019. The primary reason for the increase is the operating loss and capital spending in the first two quarters, partially offset by a favorable working capital movement. During the first two quarters, the Company incurred negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of $6.7 million and ended the quarter with total debt, net of cash, of $37.7 million, compared to $30.1 million at June 30, 2019, for a net change of $7.6 million.

Total equity decreased $13.3 million, or 7.3%, to $169.5 million as of December 27, 2019. The net loss during the first two quarters decreased equity by $12.8 million and net unfavorable foreign currency translation of $1.3 million was reported. The net change in common stock and treasury stock resulting from the accounting for stock based compensation reduced equity by $0.2 million. The net remaining increase in equity of $1.0 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

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

The Credit Agreement provides that the Company may elect that the Term Loan and each Revolving Loan to be either “LIBOR Loans” or “Eurodollar Loans”, as defined, and bear interest at the applicable rate per the Credit Agreement. This rate as of December 27, 2019 was 3.45%. In addition to the monthly interest payments and any mandatory principal payments required by the Credit Agreement (if applicable), the Company is responsible for paying a quarterly Revolving Credit Commitment Fee and quarterly Letter of Credit Fees. The Company may prepay the Loans (or any one of the Loans), subject to certain limitations.

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

The Second Amendment also reduced the applicable margin for purposes of determining the interest rate applicable to the Term Loan. Previously, the applicable margin was 3.00%, which was added to the Monthly Reset LIBOR Rate or the Adjusted LIBOR, as applicable. Under the Second Amendment, the applicable margin was between 1.375% and 2.375%, depending on the Company’s total funded debt to EBITDA ratio.

The Second Amendment also adjusted certain financial covenants made by the Company under the Credit Agreement. Specifically, the Company covenanted (i) not to allow its total funded debt to EBITDA ratio to be greater than 3.00 to 1.00 (the cap had previously been 3.50 to 1.00 for quarters ending on or before September 30, 2019 and 3.25 to 1.00 for quarters ending on or about December 31, 2019 through September 30, 2020), and (ii) that its tangible net worth will not be less than $100.0 million plus 50% of net income for each fiscal year ending on and after June 30, 2019 for which net income is a positive number (the $100.0 million figure had previously been $70.0 million).

As of December 27, 2019, the Company’s total funded debt to EBITDA ratio was greater than 3.00 to 1.00.

On January 28, 2020, the Company entered into a third amendment (the “Third Amendment”) to the June 29, 2018 Credit Agreement. The Third Amendment restates the financial covenant provisions related to the maximum allowable ratio of total funded debt to EBITDA from 3.00 to 1.00 to 4.00 to 1.00 for the quarter ended December 27, 2019, 5.00 to 1.00 for the quarter ending March 27, 2020, 4.00 to 1.00 for the quarter ending June 30, 2020, 3.50 to 1.00 for the quarter ending September 25, 2020 and 3.00 to 1.00 for quarters ending on or after December 25, 2020. For purposes of determining EBITDA, the Third Amendment adds back extraordinary expenses (not to exceed $3.9 million) related to the previously reported isolated product performance issue on one of the Company’s oil and gas transmission models at certain installations. Under the Third Amendment, the applicable margin for revolving loans, letters of credit, and term loans is between 1.25% and 3.375%, depending on the Company’s total funded debt to EBITDA ratio.

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

There are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $8.5 million of available borrowings under the Credit Agreement as of December 27, 2019. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of December 27, 2019, the Company also had cash of $14.8 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2020, the Company expects to contribute $1.9 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $7.4 million, or 5.8%, during the first half of fiscal 2020, and the current ratio decreased slightly to 2.6 at December 27, 2019 from 2.7 at June 30, 2019. The decrease in net working capital was primarily driven by a volume related reduction in trade accounts receivable and an increase in accrued expenses, partially offset by reduced accounts payable resulting from lower purchasing activity on reduced sales volume.

The Company expects capital expenditures to be approximately $11 million - $13 million in fiscal 2020. These anticipated expenditures reflect the Company’s plans to invest in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

The Company has approximately $1.2 million of unrecognized tax benefits, including related interest and penalties, as of December 27, 2019, which, if recognized, would favorably impact the effective tax rate. See Note H of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2020 contributions to all defined benefit plans will total $1.9 million. As of December 27, 2019, $0.8 million in contributions have been made.

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

(b)     Changes in Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the most recent fiscal quarter, no changes were made which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no securities of the Company sold by the Company during the quarter ended December 27, 2019, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 28 – October 25, 2019	0	NA	0	315,000

October 26 – November 29, 2019	0	NA	0	315,000

November 30 – December 27, 2019	0	NA	0	315,000

Total	0	NA	0	315,000

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of December 27, 2019, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended December 27, 2019.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 4, 2020	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer

27