Form 10-Q
period 2020-03-27
TWIN DISC INC
filed 2020-05-05
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 27, 2020

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

Yes ☐          No ☑

At April 30, 2020, the registrant had 13,405,993 shares of its common stock outstanding.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 27, 2020	June 30, 2019

ASSETS
Current assets:
Cash	$8,434	$12,362
Trade accounts receivable, net	31,514	44,013
Inventories	127,615	125,893
Prepaid expenses	6,681	11,681
Other	8,128	8,420
Total current assets	182,372	202,369

Property, plant and equipment, net	72,863	71,258
Goodwill, net	-	25,954
Intangible assets, net	19,925	25,353
Deferred income taxes	22,848	18,178
Other assets	3,152	3,758

Total assets	$301,160	$346,870

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	27,909	31,468
Accrued liabilities	42,160	41,646
Total current liabilities	72,069	75,114

Long-term debt	40,874	40,491
Lease obligations	13,340	12,646
Accrued retirement benefits	22,502	25,878
Deferred income taxes	5,780	7,429
Other long-term liabilities	2,560	2,494

Total liabilities	157,125	164,052

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,286	45,047
Retained earnings	158,415	196,472
Accumulated other comprehensive loss	(38,476)	(37,971)
	162,225	203,548
Less treasury stock, at cost (1,226,809 and 1,392,524 shares, respectively)	18,796	21,332

Total Twin Disc shareholders' equity	143,429	182,216

Noncontrolling interest	606	602

Total equity	144,035	182,818

Total liabilities and equity	$301,160	$346,870

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Net sales	$68,636	$77,420	$187,462	$230,216
Cost of goods sold	52,087	54,303	145,566	157,026
Gross profit	16,549	23,117	41,896	73,190

Marketing, engineering and administrative expenses	15,349	17,375	48,106	55,269
Restructuring expenses	532	131	4,902	738
Goodwill and other impairment charge	27,603	-	27,603	-
Other operating income	-	(1,357)	-	(1,357)
(Loss) income from operations	(26,935)	6,968	(38,715)	18,540

Interest expense	488	449	1,324	1,583
Other expense (income), net	898	490	1,618	1,608
	1,386	939	2,942	3,191

(Loss) income before income taxes and noncontrolling interest	(28,321)	6,029	(41,657)	15,349
Income tax (benefit) expense	(3,145)	1,442	(3,722)	3,780

Net (loss) income	(25,176)	4,587	(37,935)	11,569
Less: Net earnings attributable to noncontrolling interest, net of tax	(54)	(27)	(122)	(75)

Net (loss) income attributable to Twin Disc	$(25,230)	$4,560	$(38,057)	$11,494

(Loss) income per share data:
Basic (loss) income per share attributable to Twin Disc common shareholders	$(1.92)	$0.35	$(2.89)	$0.91
Diluted (loss) income per share attributable to Twin Disc common shareholders	$(1.92)	$0.34	$(2.89)	$0.90

Weighted average shares outstanding data:
Basic shares outstanding	13,175	12,914	13,147	12,437
Diluted shares outstanding	13,175	13,146	13,147	12,652

Comprehensive (loss) income
Net (loss) income	$(25,176)	$4,587	$(37,935)	$11,569
Benefit plan adjustments, net of income taxes of $490, $146, $828 and $437, respectively	1,593	478	2,698	1,427
Foreign currency translation adjustment	(1,266)	(869)	(2,615)	(3,217)
Unrealized loss on cash flow hedge, net of income taxes of $178, $0, $177 and $0, respectively	(582)	-	(579)	-
Comprehensive (loss) income	(25,431)	4,196	(38,431)	9,779
Less: Comprehensive income attributable to noncontrolling interest	(46)	(44)	(132)	(52)

Comprehensive (loss) income attributable to Twin Disc	$(25,477)	$4,152	$(38,563)	$9,727

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 27, 2020	March 29, 2019

Cash flows from operating activities:

Net (loss) income	$(37,935)	$11,569
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities, net of acquired assets:
Depreciation and amortization	8,917	6,974
Restructuring expenses	2,556	28
Goodwill and other impairment charge	27,603	-
Provision for deferred income taxes	(6,225)	1,158
Stock compensation expense and other non-cash changes, net	859	2,123
Amortization of inventory fair value step-up	-	3,223
Gain on sale of Mill Log	-	(865)
Gain on contingent consideration of Veth Propulsion acquisition	-	(492)
Net change in operating assets and liabilities	9,556	(35,876)

Net cash provided (used) by operating activities	5,331	(12,158)

Cash flows from investing activities:

Acquisitions of fixed assets	(9,155)	(8,911)
Proceeds from sale of fixed assets	109	145
Other, net	(27)	(229)
Proceeds from sale of Mill Log, net of costs to sell	-	5,158
Acquisition of Veth Propulsion, less cash acquired	-	(60,195)

Net cash used by investing activities	(9,073)	(64,032)

Cash flows from financing activities:

Borrowings under revolving loan arrangement	78,597	123,904
Repayments of revolver loans	(76,805)	(99,156)
Repayments of long term debt	(1,164)	(23,872)
Dividends paid to noncontrolling interest	(127)	(115)
Payments of withholding taxes on stock compensation	(913)	(926)
Proceeds from issuance of common stock, net	-	32,210
Proceeds from exercise of stock options	-	36
Borrowings under term debt arrangement	-	44,151

Net cash (used) provided by financing activities	(412)	76,232

Effect of exchange rate changes on cash	226	544

Net change in cash	(3,928)	586

Cash:
Beginning of period	12,362	15,171

End of period	$8,434	$15,757

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

Recent events

In March 2020, the World Health Organization (“WHO”) declared that a new strain of coronavirus that originated in Wuhan, China, and has rapidly spread around the world (“COVID-19 outbreak’) is a pandemic that poses significant risk to the international community. This outbreak has contributed to shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatility causing substantial declines in market capitalization, and occurring in the midst of an already challenging economic environment in some of our markets, most notably the oil and gas market. This market has been experiencing an unprecedented drop in prices, steeper than it historically has been, primarily driven by an oversupply occurring around the world, from both the Organization of Petroleum Exporting (“OPEC”) and non-OPEC countries. The occurrence of the COVID-19 outbreak drastically impacts the demand side of that market, as economic contractions and social distancing restrictions will likely curtail consumer behaviors, further exacerbating its dismal prospects.

As a result of the COVID-19 outbreak, the Company’s operations have decreased, starting on or around mid-March 2020, on a staggered basis, to curtail the spread of the virus and in compliance with regulatory authorities. The Company’s plants and offices around the world have been subject to intermittent shutdowns, impacting the timeliness of supply chain arrangements and product shipments. The operational impacts of decreased Company activity, such as the inability to ship products on time due to supply chain disruptions, occurred during a one to two week period out of the fiscal quarter that consisted of thirteen weeks, and are included in these financial results.

Aside from operational impacts and its results on our operations during the quarter, the occurrence of the COVID-19 outbreak also necessitated a rigorous assessment of the Company’s entire balance sheet.

As described further in Note I, Goodwill and Other Intangibles, the Company recorded significant non-cash impairment charges during the quarter. While the Company continues to have a positive outlook of its operations in Europe, both in the European Propulsion and European Industrial reporting units, and remains committed to supporting those operations, the adverse economic effects of the COVID-19 outbreak are not fully known. However, there is consensus that the impact will be adverse. Hence, management has modeled those expectations from industry and subject matter experts and determined that prudence in the face of uncertainty warrants a robust scenario modeling approach. This approach was deployed in the Company’s goodwill and long-lived asset impairment analyses. In assessing the current environment, management expects that a contraction of the global economy, as is predicted by many experts, would reduce or shift the demand for its products in the near term. For example, the Company expects that the demand for certain of the reporting units’ end-market products, such as passenger leisure cruise vessels, passenger ferries, and other commercial vessels that operate based on general economic activities, will likely be adversely impacted as social restrictions are put in place by governments to curb the outbreak. As a consequence of these macroeconomic developments, market insights and expectations, the Company has recorded asset impairment charges in the quarter, primarily consisting of goodwill and other intangibles, in the amount of $27,603.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. The depth and duration of the pandemic is unknown. Management is actively monitoring the global situation and its effect on its financial condition, liquidity, operations, suppliers, industry, and workforce. This is discussed further in Item 2, Management’s Discussion and Analysis, of this report.

Recently Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (the "FASB") issued guidance (ASU 2018-07) intended to simplify the accounting for share based payments granted to nonemployees. Under the amendments in this guidance, payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The Company adopted this guidance effective July 1, 2019. The adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.

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

In March 2020, the FASB issued guidance (ASU 2020-04), intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments in this guidance are effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

B.	Inventories

The major classes of inventories were as follows:

	March 27, 2020	June 30, 2019
Inventories:
Finished parts	$64,066	$57,682
Work in process	22,024	23,812
Raw materials	41,525	44,399
	$127,615	$125,893

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended March 27, 2020 and March 29, 2019:

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Reserve balance, beginning of period	$5,775	$3,843	$3,736	$4,407
Current period expense and adjustments	3,127	670	9,255	2,084
Payments or credits to customers	(2,973)	(742)	(7,039)	(2,688)
Translation	(9)	(21)	(32)	(53)
Reserve balance, end of period	$5,920	$3,750	$5,920	$3,750

Included in expense in the quarter and three quarters ending March 27, 2020 is a non-recurring warranty charge in the amount of $2,234 and $6,123, respectively, to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($5,053 and $2,983 as of March 27, 2020 and March 29, 2019, respectively) is reflected in accrued liabilities, while the long-term portion ($867 and $767 as of March 27, 2020 and March 29, 2019, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Net sales
Manufacturing segment sales	$58,877	$71,374	$170,611	$211,273
Distribution segment sales	28,387	27,547	72,839	77,557
Inter/Intra segment elimination – manufacturing	(13,993)	(16,272)	(42,928)	(45,953)
Inter/Intra segment elimination – distribution	(4,635)	(5,229)	(13,060)	(12,661)
	$68,636	$77,420	$187,462	$230,216
Net (loss) income attributable to Twin Disc
Manufacturing segment net (loss) income	$(26,859)	$6,350	$(34,650)	$21,509
Distribution segment net income	991	(498)	2,925	935
Corporate and eliminations	638	(1,292)	(6,332)	(10,950)
	$(25,230)	$4,560	$(38,057)	$11,494

Assets	March 27, 2020	June 30, 2019
Manufacturing segment assets	$365,884	$384,612
Distribution segment assets	47,334	46,076
Corporate assets and elimination of intercompany assets	(112,058)	(83,818)
	$301,160	$346,870

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters and three quarters ended March 27, 2020 and March 29, 2019.

Net sales by product group for the quarter ended March 27, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,709	$1,760	$(619)	$6,850
Land-based transmissions	15,185	9,051	(6,599)	17,637
Marine and propulsion systems	37,968	15,817	(11,409)	42,376
Other	15	1,759	(1)	1,773
Total	$58,877	$28,387	$(18,628)	$68,636

Net sales by product group for the quarter ended March 29, 2019 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$8,149	$2,457	$(1,070)	$9,536
Land-based transmissions	27,133	8,309	(8,538)	26,904
Marine and propulsion systems	36,076	15,573	(11,908)	39,741
Other	16	1,208	15	1,239
Total	$71,374	$27,547	$(21,501)	$77,420

Net sales by product group for the three quarters ended March 27, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$18,409	$4,712	$(2,183)	$20,938
Land-based transmissions	49,159	20,769	(21,466)	48,462
Marine and propulsion systems	102,988	43,445	(32,337)	114,096
Other	55	3,913	(2)	3,966
Total	$170,611	$72,839	$(55,988)	$187,462

Net sales by product group for the three quarters ended March 29, 2019 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$22,883	$6,434	$(3,619)	$25,698
Land-based transmissions	86,876	20,765	(21,322)	86,319
Marine and propulsion systems	101,464	46,037	(33,629)	113,872
Other	50	4,321	(44)	4,327
Total	$211,273	$77,557	$(58,614)	$230,216

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first three quarters of fiscal 2020 and 2019, the Company granted a target number of 131.7 and 42.3 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2020 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2022. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 184.8. Based upon actual results to date, the Company is not currently accruing compensation expense for these PSAs.

The fiscal 2019 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual EPS (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2021. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 67.0. Based upon actual results to date, the Company is not currently accruing compensation expense for these PSAs.

There were 214.0 and 188.0 unvested PSAs outstanding at March 27, 2020 and March 29, 2019, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation (benefit) expense of ($439) and $240 was recognized for the quarters ended March 27, 2020 and March 29, 2019, respectively, related to PSAs. Compensation (benefit) expense of ($419) and $1,028 was recognized for the three quarters ended March 27, 2020 and March 29, 2019, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at March 27, 2020 was $15.24. At March 27, 2020, the Company had $2,794 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2020, 2019 and 2018 awards. The total fair value of PSAs vested as of March 27, 2020 and March 29, 2019 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first three quarters of fiscal 2020 and 2019, the Company granted 180.4 and 35.6 service based restricted shares, respectively, to employees and non-employee directors. There were 231.4 and 184.3 unvested shares outstanding at March 27, 2020 and March 29, 2019, respectively. A total of 20.5 and 3.8 shares of restricted stock were forfeited during the three quarters ended March 27, 2020 and March 29, 2019, respectively. Compensation expense of $338 and $280 was recognized for the quarters ended March 27, 2020 and March 29, 2019, respectively. Compensation expense of $862 and $796 was recognized for the three quarters ended March 27, 2020 and March 29, 2019, respectively. The total fair value of restricted stock grants vested as of March 27, 2020 and March 29, 2019 was $1,241 and $2,102, respectively. As of March 27, 2020, the Company had $1,644 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. During the first three quarters of fiscal 2019, the Company granted 38.0 RSUs to various employees of the Company, including executive officers. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 38.0 unvested RSUs outstanding at March 27, 2020 and at March 29, 2019. Compensation expense of $82 and $81 was recognized for the quarters ended March 27, 2020 and March 29, 2019, respectively. Compensation expense of $245 and $217 was recognized for the three quarters ended March 27, 2020 and March 29, 2019, respectively. The weighted average grant date fair value of the unvested awards at March 27, 2020 was $25.77. As of March 27, 2020, the Company had $435 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

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

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Pension Benefits:
Service cost	$205	$242	$612	$739
Interest cost	909	1,095	2,703	3,270
Expected return on plan assets	(1,245)	(1,329)	(3,733)	(3,992)
Amortization of transition obligation	9	9	26	26
Amortization of prior service cost	(4)	1	(11)	3
Amortization of actuarial net loss	673	678	2,241	2,033
Net periodic benefit cost	$547	$696	$1,838	$2,079

Postretirement Benefits:
Service cost	$4	$5	$13	$14
Interest cost	55	76	164	228
Amortization of prior service cost	(69)	-	(206)	-
Amortization of actuarial net loss	-	(69)	-	(206)
Net periodic benefit (gain) cost	$(10)	$12	$(29)	$36

The Company expects to contribute approximately $1,936 to its pension plans in fiscal 2020. As of March 27, 2020, the amount of $1,134 in contributions has been made.

The Company has reclassified $1,593 (net of $490 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 27, 2020, and $478 (net of $146 in taxes) during the quarter ended March 29, 2019. The Company has reclassified $2,698 (net of $828 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 27, 2020, and $1,427 (net of $437 in taxes) during the three quarters ended March 29, 2019. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the three quarters ended March 27, 2020 and March 29, 2019, the Company’s effective income tax rate was 8.9% and 24.6%, respectively. Under the Tax Cuts and Jobs Act (“the Tax Act”), a company is prohibited from recognizing certain foreign global intangible low taxed income (“GILTI”) deductions and credits when in a domestic loss position, but is required to include the foreign GILTI income inclusions. In the prior year, the Company recognized domestic income and recognized a net benefit of GILTI income inclusions and deductions which resulted in a net benefit of 0.67%. In the current year, the benefit generated from domestic losses was reduced by the required GILTI foreign income inclusions and no GILTI deductions. The $5,310 GILTI inclusion decreased the rate by 2.66%. The Company determined that the carrying value of certain goodwill and intangibles exceeded the fair value and a $27,603 impairment charge was calculated which resulted in a decrease to the effective tax rate of 13.79%. Income generated in foreign jurisdictions and other tax preference items also impacted the rate.

As discussed in Note A, Basis of Presentation, the spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets. On March 27, 2020, the U.S. government signed the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Act in 2017. In addition, governments around the world are considering various forms of assistance. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such it is uncertain as to the full magnitude that the COVID-19 outbreak will have on the Company’s financial condition, liquidity, future results of operations, and income tax obligations.

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

The Company has approximately $1,121 of unrecognized tax benefits, including related interest and penalties, as of March 27, 2020, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended March 27, 2020. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2013 through 2019. The tax year open to exam in the Netherlands is 2019. The tax years open to examination in the U.S. are for years subsequent to fiscal 2016. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2011 through 2013. It is reasonably possible that other audit cycles will be completed during fiscal 2020.

I.     Goodwill and Other Intangibles

Goodwill represents the amount of the consideration transferred in excess of the net of the acquisition-date fair values of the identifiable assets acquired and the liabilities assumed.

The Company reviews goodwill for impairment on a reporting unit basis annually as of the first day of the Company’s fourth fiscal quarter, which occurs on March 30, 2020 this year, and whenever events or changes in circumstances (“triggering events”) indicate that the carrying value of goodwill may not be recoverable.

A significant amount of judgment is involved in determining if a triggering event has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the Company’s consolidated financial statements.

The Company believes that the economic disruptions and unprecedented market volatilities and uncertainties resulting from the COVID-19 outbreak is a triggering event in the current fiscal quarter. Consequently, it performed an interim goodwill impairment test as of the end of its current quarter, March 27, 2020.

Subsequent to the adoption of ASU 2017-04, goodwill impairment charges are recorded using a simplified one-step approach. The fair value of a reporting unit, as defined, is compared to the carrying value of the reporting unit, including goodwill. The fair value is primarily determined using discounted cash flow analyses which is driven by projected growth rates, and which applies an appropriate market-participant discount rate; the fair value determined is also compared to the value obtained using a market approach from guideline public company multiples. If the carrying amount exceeds the fair value, that difference is recognized as an impairment loss.

The European Propulsion reporting unit, which carried goodwill in the amount of $22,822, has heretofore been experiencing positive operating results. The Company continues to have a positive outlook of its operations and remains committed to supporting it. However, the onset of the COVID-19 outbreak and its uncertainties, as described in Note A, Basis of Presentation, requires the Company to approach the goodwill impairment analysis differently this year; that past performance is no longer necessarily a good predictor of the future in a COVID-19 environment. To incorporate uncertainties in its analysis, upon the advice of an expert third party valuation firm which the Company consulted with, the Company applied a scenario modeling analysis for its goodwill impairment test this year. It is deemed to be the most prudent and a more robust approach in the face of uncertainty. Each scenario is then weighted with management’s expectations of potential outcomes, to arrive at a reasonable conclusion of the fair value of the reporting unit. This is the approach deployed by the Company in this year’s goodwill and long-lived asset impairment analyses.

In assessing the current environment, management is informed that there is consensus among industry experts that the impacts from the outbreak will be severe and adverse, and that a general contraction in the macroeconomic environment is expected. The magnitude and duration is unknown. Management expects that a contraction of the global economy would reduce or shift the demand for its products in the near term. For example, the reporting unit expects that the demand for certain of its end-market products, such as passenger leisure cruise vessels, passenger ferries, and other commercial vessels that operate based on general economic activities, will likely be adversely impacted as social restrictions are put in place by governments to curb the outbreak. Based on additional market insights and expectations of industry and subject matter experts, which also includes the negative impacts of the historic and unprecedented free fall drop in the global price of oil, the Company believes that future cash flow projections of this reporting unit will fall short of its previous projections, which included synergies that are now less likely to be realized in the face of a COVID-19 environment.

The European Industrial reporting unit which carried goodwill in the amount of $2,558 is also challenged with the same macroeconomic conditions and market contraction.

The Company completed its interim assessment for goodwill impairment as of March 27, 2020 with the assistance of the aforementioned third party expert, using updated inputs, including an appropriate risk-based, company specific weighted average discount rate of 13.0%. The assessment resulted in the full impairment of the European Propulsion and European Industrial reporting units, in the amount of $25,380.

As a result of the full impairment of goodwill, the balance of goodwill at March 27, 2020 is zero. There will no longer be a need for future goodwill impairment tests.

As a consequence of these macroeconomic developments, market insights and expectations, and the occurrence of a triggering event in the quarter, the Company also performed an assessment of its intangibles and other long-lived assets. The Company performed an undiscounted operating cash flow analysis as of March 27, 2020, as well as the review of other assets in service and their remaining useful lives. It was determined that an impairment charge pertaining to certain tradenames, licenses and other assets was required, in the amount of $2,223.

The total non-cash impairment charge of $27,603, as described above, is a non-cash charge and is reported on the goodwill and other impairment charge line in the condensed consolidated statement of operations within the manufacturing segment. The tax impact of this charge is to increase the income tax (benefit) by $1,275.

As of March 27, 2020, changes in the carrying amount of goodwill is summarized as follows:

	Net Book Value Rollforward			By Reporting Unit
	Gross Carrying Amount	Accumulated Impairment	Net Book Value	European Propulsion	European Industrial
Balance at June 30, 2019	$39,776	$(13,822)	$25,954	$23,371	$2,583
Impairment	-	(25,380)	(25,380)	(22,822)	(2,558)
Translation adjustment	(574)	-	(574)	(549)	(25)
Balance at March 27, 2020	$39,202	$(39,202)	$-	$-	$-

As of March 27, 2020, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2019	$39,587	$(14,434)	$25,153	$14,843	$7,025	$2,733	$552
Additions	78	-	78	-	-	-	78
Amortization	-	(3,420)	(3,420)	(2,252)	(854)	(190)	(124)
Impairment	-	(1,306)	(1,306)	-	-	(1,080)	(226)
Translation adjustment	(580)	-	(580)	(381)	(150)	(44)	(5)
Balance at March 27, 2020	$39,085	$(19,160)	$19,925	$12,210	$6,021	$1,419	$275

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 9 years.

Intangible amortization expense was $1,148 and $746 for the quarters ended March 27, 2020, and March 29, 2019, respectively. Intangible amortization expense was $3,420 and $1,995 for the three quarters ended March 27, 2020, and March 29, 2019, respectively. Estimated intangible amortization expense for the remainder of fiscal 2020 and each of the next five fiscal years is as follows:

Fiscal Year
2020	$1,112
2021	3,153
2022	2,969
2023	2,809
2024	2,641
2025	2,473

The gross carrying amount of the Company’s intangible assets that have indefinite lives and are not subject to amortization as of March 27, 2020 and June 30, 2019 was $0 and $200, respectively. These assets were comprised of acquired trade names. As discussed above, an impairment charge was recorded on these assets during the quarter ended March 27, 2020.

J.	Long-term Debt

The Company’s long-term debt represents borrowings made under the credit agreement, as amended, which it entered into with BMO Harris Bank N.A, on June 29, 2018 (“Credit Agreement”). The borrowings consist of a term loan component (“Term Loan”) with an interest rate based on LIBOR plus an applicable margin, requiring quarterly principal payments of $500 and maturing on March 4, 2026, and a revolving loan component (“Revolving Loans”) with a maximum facility of $50,000. The borrowings are subject to financial covenants, such as maintaining a maximum allowable ratio of total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Credit Agreement and subsequent amendments, and are secured by substantially all of the Company’s personal property, including accounts receivable, inventory, machinery and equipment and intellectual property.

On January 28, 2020, an amendment to the Credit Agreement was executed to increase such maximum allowable ratio from 3.00 to 1.00 to 4.00 to 1.00 for the quarter ended December 27, 2019, 5.00 to 1.00 for the quarter ending March 27, 2020, 4.00 to 1.00 for the quarter ending June 30, 2020, 3.50 to 1.00 for the quarter ending September 25, 2020 and 3.00 to 1.00 for quarters ending on or after December 25, 2020. The amendment also increased interest rate margins at the higher debt ratio levels. All other terms of the Credit Agreement were substantially unchanged.

The Credit Agreement, including its amendments, is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2019, as well as in Item 2 of this quarterly report.

Long-term debt at March 27, 2020 and June 30, 2019 consisted of the following:

	March 27, 2020	June 30, 2019
Borrowings under the Credit Agreement
Revolving loans	$24,110	$22,666
Term loan (due March 2026)	18,500	19,500
Other	264	325
Subtotal	42,874	42,491
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$40,874	$40,491

During the three quarters ended March 27, 2020, the average interest rate was 3.67% on the Term Loan, and 2.62% on the Revolving Loans.

Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $54 in principal was paid on these liabilities during the current fiscal year.

As of March 27, 2020, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $42,427, and the Company had approximately $18,317 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at March 27, 2020 and June 30, 2019. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

On April 22, 2019, the Company entered into an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. The notional amount decreases as the Term Loan balance decreases due to repayments of principal. As of March 27, 2020, the notional amount was $18,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

K.	Shareholders’ Equity

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of March 27, 2020 remain authorized for purchase. The Company did not make any open market purchases of its shares during the quarters ended March 27, 2020 and March 29, 2019.

The following is a reconciliation of the Company’s equity balances for the first three fiscal quarters of 2020 and 2019:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2019	$45,047	$196,472	$(37,971)	$(21,332)	$602	$182,818
Net (loss) income		(6,311)			18	(6,293)
Translation adjustments			(3,014)		18	(2,996)
Benefit plan adjustments, net of tax			557			557
Unrealized loss on cash flow hedge, net of tax			(143)			(143)
Cash dividends					(127)	(127)
Compensation expense	459					459
Shares (acquired) issued, net	(2,324)			1,412		(912)
Balance, September 27, 2019	43,182	190,161	(40,571)	(19,920)	511	173,363
Net (loss) income		(6,516)			50	(6,466)
Translation adjustments			1,647		-	1,647
Benefit plan adjustments, net of tax			548			548
Unrealized income on cash flow hedge, net of tax			146			146
Compensation expense	248					248
Shares (acquired) issued, net	(1,125)			1,124		(1)
Balance, December 27, 2019	42,305	183,645	(38,230)	(18,796)	561	169,485
Net (loss) income		(25,230)			54	(25,176)
Translation adjustments			(1,257)		(9)	(1,266)
Benefit plan adjustments, net of tax			1,593			1,593
Unrealized loss on cash flow hedge, net of tax			(582)			(582)
Compensation expense	(19)					(19)
Balance, March 27, 2020	$42,286	$158,415	$(38,476)	$(18,796)	$606	$144,035

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2018	$11,570	$178,896	$(23,792)	$(23,677)	$619	$143,616
Net income		2,861			41	2,902
Translation adjustments			(536)		(25)	(561)
Benefit plan adjustments, net of tax			471			471
Release stranded tax effects		6,903	(6,903)			-
Cash dividends					(115)	(115)
Compensation expense	850					850
Common stock issued, net	32,210					32,210
Shares acquired, net	(586)			(328)		(914)
Balance, September 28, 2018	44,044	188,660	(30,760)	(24,005)	520	178,459
Net income		4,073			6	4,079
Translation adjustments			(1,773)		(13)	(1,786)
Benefit plan adjustments, net of tax			478			478
Compensation expense	590					590
Shares (acquired) issued, net	(497)			520		23
Balance, December 28, 2018	44,137	192,733	(32,055)	(23,485)	513	181,843
Net income		4,560			27	4,587
Translation adjustments			(885)		16	(869)
Benefit plan adjustments, net of tax			478			478
Compensation expense	603					603
Shares issued (acquired), net	15			(15)		-
Balance, March 29, 2019	$44,755	$197,293	$(32,462)	$(23,500)	$556	$186,642

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 27, 2019, December 27, 2019, and March 27, 2020, and September 28, 2018, December 28, 2018 and March 29, 2019 are as follows:

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2019	$4,439	$(41,901)	$(509)
Translation adjustment during the quarter	(3,014)	-	-
Amounts reclassified from accumulated other comprehensive income	-	557	(143)
Net current period other comprehensive (loss) income	(3,014)	557	(143)
Balance at September 27, 2019	1,425	(41,344)	(652)
Translation adjustment during the quarter	1,647	-	-
Amounts reclassified from accumulated other comprehensive income	-	548	146
Net current period other comprehensive income	1,647	548	146
Balance at December 27, 2019	3,072	(40,796)	(506)
Translation adjustment during the quarter	(1,257)	-	-
Amounts reclassified from accumulated other comprehensive income	-	1,593	(582)
Net current period other comprehensive (loss) income	(1,257)	1,593	(582)
Balance at March 27, 2020	$1,815	$(39,203)	$(1,088)

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance at June 30, 2018	$7,085	$(30,877)
Translation adjustment during the quarter	(536)	-
Release stranded tax effects	-	(6,903)
Amounts reclassified from accumulated other comprehensive income	-	471
Net current period other comprehensive loss	(536)	(6,432)
Balance at September 28, 2018	6,549	(37,309)
Translation adjustment during the quarter	(1,773)	-
Amounts reclassified from accumulated other comprehensive income	-	478
Net current period other comprehensive (loss) income	(1,773)	478
Balance at December 28, 2018	4,776	(36,831)
Translation adjustment during the quarter	(885)	-
Amounts reclassified from accumulated other comprehensive income	-	478
Net current period other comprehensive (loss) income	(885)	478
Balance at March 29, 2019	$3,891	$(36,353)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and three quarters ended March 27, 2020 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 27, 2020		March 27, 2020
Changes in benefit plan items
Actuarial losses	$670	(a)	$2,240	(a)
Transition asset and prior service benefit	(64)	(a)	(191)	(a)
Total amortization	606		2,049
Other benfefit plan adjustments	(1,477)		(1,477)
Income taxes	490		828
Total reclassification net of tax	$1,593		$2,698

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and three quarters ended March 29, 2019 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 29, 2019		March 29, 2019
Changes in benefit plan items
Actuarial losses	$614	(a)	$1,835	(a)
Transition asset and prior service benefit	10	(a)	29	(a)
Total amortization	624		1,864
Income taxes	146		437
Total reclassification net of tax	$478		$1,427

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations and Other Operating Income

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

These actions resulted in restructuring charges of $532 and $1,717 in the quarter and three quarters ended March 27, 2020, respectively, and restructuring charges of $131 and $738 for the quarter and three quarters ended March 29, 2019, respectively.

Restructuring activities since June 2015 have resulted in the elimination of 203 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through March 27, 2020 were $12,169.

During the second quarter of fiscal 2020, a marine propulsion development program, for which the Company had provided development and production services, was terminated. The cost of exiting the contract consisted of a noncash write-off of assets and liabilities relating to the program amounting to $2,185, and a cash settlement to satisfy supplier commitments associated with the program amounting to $1,000. The Company has classified the total contract exit cost of $3,185 as a restructuring charge within the manufacturing segment, in the three quarters ended March 27, 2020.

During the third quarter of fiscal 2019, and as previously reported in our prior year financial statements, the Company reported other operating income resulting from the sale of its distribution business in the northwestern U.S. and western Canada territories (the “Mill Log business”) at a pre-tax gain of $865, and the remeasurement of a contingent consideration related to the acquisition of Veth Propulsion, in the amount of $492. The note received from the buyer of the Mill Log business in the original amount of $2,500 was due on March 4, 2020. As of March 27, 2020, the Company has agreed to a revised payment schedule after collecting $500, and is carrying the balance of $2,000 in other current assets.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2019	$-
Additions related to workforce reduction and reorganization programs	1,717
Additions related to contract termination	3,185
Payments, adjustments and write-offs during the year	(4,531)
Accrued restructuring liability, March 27, 2020	$371

M.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Basic:
Net (loss) income	$(25,176)	$4,587	$(37,935)	$11,569
Less: Net earnings attributable to noncontrolling interest	(54)	(27)	(122)	(75)
Less: Undistributed earnings attributable to unvested shares	-	(59)	-	(166)
Net (loss) income available to Twin Disc shareholders	(25,230)	4,501	(38,057)	11,328

Weighted average shares outstanding - basic	13,175	12,914	13,147	12,437

Basic (Loss) Income Per Share:
Net (loss) income per share - basic	$(1.92)	$0.35	$(2.89)	$0.91

Diluted:
Net (loss) income	$(25,176)	$4,587	$(37,935)	$11,569
Less: Net earnings attributable to noncontrolling interest	(54)	(27)	(122)	(75)
Less: Undistributed earnings attributable to unvested shares	-	(59)	-	(166)
Net (loss) income available to Twin Disc shareholders	(25,230)	4,501	(38,057)	11,328

Weighted average shares outstanding - basic	13,175	12,914	13,147	12,437
Effect of dilutive stock awards	-	232	-	215
Weighted average shares outstanding - diluted	13,175	13,146	13,147	12,652

Diluted (Loss) Income Per Share:
Net (loss) income per share - diluted	$(1.92)	$0.34	$(2.89)	$0.90

The following potential common shares were excluded from diluted EPS for the quarter and three quarters ended March 27, 2020 as the Company reported a net loss: 214.0 related to the Company’s unvested PSAs, 231.4 related to the Company’s unvested RS awards, and 38.0 related to the Company’s unvested RSUs.

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

The components of lease expense were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Finance lease cost:
Amortization of right-of-use assets	$49	$-	$127	$-
Interest on lease liabilities	14	-	40	-
Operating lease cost	789	872	2,384	2,603
Short-term lease cost	18	1	43	23
Variable lease cost	17	11	42	16
Total lease cost	887	884	2,636	2,642
Less: Sublease income	(53)	(2)	(159)	(18)
Net lease cost	$834	$882	$2,477	$2,624

Other information related to leases was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$780	$824	$2,367	$2,548
Operating cash flows from finance leases	45	-	112	-
Financing cash flows from finance leases	14	-	40	-
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	149	380	2,573	12,453
Finance leases	188	-	465	-
Weighted average remaining lease term (years):
Operating leases			10.9	11.7
Finance lease			4.3	-
Weighted average discount rate:
Operating leases			7.4%	7.7%
Finance leases			6.6%	0.0%

Approximate future minimum rental commitments under non-cancellable leases as of March 27, 2020 were as follows:

	Operating Leases	Finance Leases
2020	$746	$62
2021	2,570	249
2022	2,098	249
2023	1,946	241
2024	1,743	208
Thereafter	12,241	32
Total future lease payments	21,344	1,041
Less: Amount representing interest	(6,941)	(148)
Present value of future payments	$14,403	$893

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	March 27, 2020	June 30, 2019
Lease Assets
Operating lease right-of-use assets	Property, plant and equipment, net	$14,391	$14,138
Finance lease right-of-use assets	Property, plant and equipment, net	867	545

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$1,763	$1,933
Operating lease liabilities	Lease obligations	12,640	12,197
Finance lease liabilities	Accrued liabilities	193	104
Finance lease liabilities	Lease obligations	700	449

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of March 27, 2020, which it entered into on April 22, 2019. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $1,088 and $509 as of March 27, 2020 and June 30, 2019, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $362 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts

The Company has no outstanding foreign currency forward exchange contracts at March 27, 2020 or at June 30, 2019.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	March 27, 2020	June 30, 2019
Derivative designated as hedge:
Interest rate swap	Accrued liabilities	$334	$122
Interest rate swap	Other long-term liabilities	1,088	544

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive (loss) income for the quarter and three quarters ended March 27, 2020 and March 29, 2019, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended		For the Three Quarters Ended
	Income Location	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Derivative designated as hedge:
Interest rate swap	Interest expense	$37	$-	$79	$-
Interest rate swap	Unrealized loss on cash flow hedge	(582)	-	(579)	-

P. Subsequent Event

On March 27, 2020, the U.S. government signed the CARES Act, which included the establishment of a liquidity facility program called the Paycheck Protection Plan (“PPP’) in the total program amount of $349 billion in forgivable loans to qualified businesses. Loan amounts are forgiven to the extent proceeds are used to cover documented payroll, mortgage interest, rent, and utility costs over an eight-week measurement period following loan funding.

On April 17, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan in the amount of $8,200 (the “Loan”) made to the Company under the PPP. The Loan to the Company is being administered by BMO Harris Bank N.A. The Loan has a two-year term and bears interest at a rate of 1.0% per annum.  Monthly principal and interest payments are deferred for six months. Beginning November 17, 2020, seven months from the date of the Note, the Company is required to make monthly payments of principal and interest.

In connection with the Loan, the Company entered into a fourth amendment to the Credit Agreement. This amendment: (1) permits the Company to incur indebtedness in the form of the Loan notwithstanding the Credit Agreement’s restrictions limiting the Company’s ability to incur indebtedness, and (2) provides that the Loan (to the extent that the Loan is forgiven) shall be disregarded for purposes of calculating financial covenants in the Credit Agreement. Any unforgiven portion of the Loan and the interest thereon will not be disregarded for purposes of calculating the covenants.

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of March 27, 2020, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2019, as supplemented in this Quarterly Report, could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

As a discussed in Note A, Basis of Presentation in Item 1 of this report, as a result of the COVID-19 outbreak, the Company’s operations have decreased, starting on or around mid-March 2020, on a staggered basis, to curtail the spread of the virus and in compliance with regulatory authorities. The Company’s plants and offices around the world have been subject to intermittent shutdowns, impacting the timeliness of supply chain arrangements and product shipments.

The COVID-19 outbreak exacerbates an already depressed global oil and gas market, which has recently been severely damaged by unprecedented drastic declines in the price of oil. The consensus of experts is that the price of oil was driven down by an oversupply in the global market, and aggravated by the price war among members of OPEC and non-OPEC producer nations. The COVID-19 outbreak, and its impact on consumption behaviors and expected general market contraction, impacts the future demand for oil, and exacerbates the already challenging market conditions.

We have already seen the impact of the depressed global energy market on our operations. Our North American incoming orders in April 2020 was down more than 60% from the fiscal year-to-date run rate.

As described further in Note I, Goodwill and Other Intangibles, the Company recorded significant non-cash impairment charges during the quarter. While the Company continues to have a positive outlook of its operations in Europe, both in the European Propulsion and European Industrial reporting units, and remains committed to supporting those operations, the adverse economic effects of the COVID-19 outbreak are not fully known. However, there is consensus that the impact will be adverse. Hence, management has modeled those expectations from industry and subject matter experts and determined that prudence in the face of uncertainty warrants a robust scenario modeling approach. This approach was deployed in the Company’s goodwill and long-lived asset impairment analyses. In assessing the current environment, management expects that a contraction of the global economy, as is predicted by many experts, would reduce or shift the demand for its products in the near term. For example, the Company expects that the demand for certain of the reporting units’ end-market products, such as passenger leisure cruise vessels, passenger ferries, and other commercial vessels that operate based on general economic activities, will likely be adversely impacted as social restrictions are put in place by governments to curb the outbreak. As a consequence of these macroeconomic developments, market insights and expectations, the Company has recorded asset impairment charges in the quarter, primarily consisting of goodwill and other intangibles, in the amount of $27,603. This non-cash impairment charge does not result in any future cash expenditures, impact liquidity, affect ongoing business or financial performance of the Company, impact compliance with our lending arrangements, or reduce borrowing capacity.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. The depth and duration of the economic effects caused by the outbreak are unknown. Management is actively monitoring the global situation and its effect on its financial condition, liquidity, operations, suppliers, industry, and workforce. Some of the initiatives undertaken so far include:

●

Protecting the welfare of our employees worldwide by implementing remote work arrangements, temporarily closing or suspending plants and offices, enhancing safety protocols to those employees who cannot work from home;

●

Availing of programs offered by the various countries through government-sponsored initiatives, such as emergency liquidity credit facilities, enhanced unemployment compensation benefits and furlough arrangements;

●	Working with customers to address the timing of customer orders and payment needs during the crisis;
●	Implementing wage reduction actions, curtailing non-critical capital expenditures, and other cost reduction and cash preservation actions;
●	Maintaining effective governance and internal controls in a remote environment.

The Company continues to evaluate all possible avenues to reduce costs and improve liquidity in light of the unprecedented uncertainty in the global economy.

The operational impacts of decreased Company activity, such as the inability to ship products on time due to supply chain disruptions, occurred during a one to two week period out of the fiscal quarter that consisted of thirteen weeks, and are included in these financial results. The following discussion of results of operations reflects actual Company performance through March 27, 2020. They do not include management’s view of future performance as the COVID-19 impacts, as severe as they are expected to be, are difficult to predict with specificity.

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 27, 2020	% of Net Sales	March 29, 2019	% of Net Sales	March 27, 2020	% of Net Sales	March 29, 2019	% of Net Sales
Net sales	$68,636		$77,420		$187,462		$230,216
Cost of goods sold	52,087		54,303		145,566		157,026
Gross profit	16,549	24.1%	23,117	29.9%	41,896	22.3%	73,190	31.8%
Marketing, engineering and administrative expenses	15,349	22.4%	17,375	22.4%	48,106	25.7%	55,269	24.0%
Restructuring of operations	532	0.8%	131	0.2%	4,902	2.6%	738	0.3%
Goodwill and other impairment charge	27,603	40.2%	-	0.0%	27,603	14.7%	-	0.0%
Other operating income	-	0.0%	(1,357)	-1.8%	-	0.0%	(1,357)	-0.6%
(Loss) income from operations	$(26,935)	-39.2%	$6,968	9.0%	$(38,715)	-20.7%	$18,540	8.1%

Comparison of the Third Quarter of Fiscal 2020 with the Third Quarter of Fiscal 2019

Net sales for the third quarter decreased 11.3%, or $8.8 million, to $68.6 million from $77.4 million in the same period a year ago. The Company experienced a continued softening in demand in North America for the Company’s oil and gas related products, with a decline of approximately $10.2 million compared to the prior year third quarter. Global demand for industrial products softened in the quarter, decreasing $2.7 million (28.2%) from the prior year. These decreases were somewhat offset by stronger marine and propulsion sales ($2.6 million or 6.6%) and increased military transmission sales ($0.8 million). The North American region suffered the most significant sales decline ($12.9 million or 36.4%) due to the noted weakness in the North American energy market. The North American region declined from 46% of total sales in the prior year third quarter to 33% in the fiscal 2020 third quarter. The European region saw solid growth, with an increase of $2.8 million (11.8%), raising the percentage of sales to the European region to 39% compared to 31% in the prior fiscal year third quarter. The Asia Pacific region also reported notable growth from $13.5 million in the prior year to $15.1 million in the fiscal 2020 third quarter, increasing as a percentage of total sales (from 17% to 22%). This is a result of improving deliveries of oil and gas transmissions to the Chinese market. Currency translation had an unfavorable impact on fiscal 2020 sales compared to the prior year totaling $1.3 million primarily due to the weakening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 17.5%, or $12.5 million, versus the same period last year. The U.S. manufacturing operation experienced a 30.5%, or $13.3 million, decrease in sales versus the third fiscal quarter of 2019. The primary driver for this decrease was weaker demand for the Company’s oil and gas related products, along with softening demand for industrial and global marine products. The Company’s operation in the Netherlands was up $0.7 million (4.8%) compared to the same quarter prior year, primarily due to timing of project shipments. This entity continued to see strong and growing global demand for its propulsion products through most of the third quarter, but prior to the COVID-19 outbreak. The Company’s Belgian operation saw a slight decrease compared to the same quarter prior year (2.1% or $0.1 million). The Company’s Italian manufacturing operations, experiencing some strength in the European marine markets offset by weaker industrial markets, were up slightly ($0.2 million or 4.8%) compared to the prior year third quarter. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a small decline (2.4%), primarily due to softer demand in the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 3.1%, or $0.8 million, increase in sales compared to the third quarter of fiscal 2019. The Company’s Asian distribution operations in Singapore, China and Japan were up significantly ($3.3 million or 33.7%) compared with the prior year on strong demand for the Company’s commercial marine, oil and gas, and patrol craft products in the region. The increase is a function of improved deliveries from the manufacturing plants, primarily for the oil and gas related products for delivery into China. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of $3.3 million due to the sale of the Mill Log business in the third quarter of fiscal 2019. The sales for this region are now passing through a third party distributor. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, was up $0.5 million (14.5%). This increase is partially due to a catch-up in shipments following a facility relocation in the prior quarter. The Company’s European distribution operation saw a slight increase of $0.2 million (3.3%) on relatively stable demand.

Gross profit as a percentage of sales for the third quarter of fiscal 2020 decreased to 24.1% compared to 29.9% for the same period last year. This reduction is primarily due to the combination of a continuation of an unfavorable product mix profile ($3.6 million), the impact of reduced volume ($2.6 million) and an incremental $2.2 million charge related to the product performance issue recorded in the first fiscal quarter. This incremental charge is the result of a higher percentage of more expensive repairs, as many of the affected units were maintained in heavy operation and were not taken out of service. These unfavorable items were partially offset by the favorable impact of inventory reduction resulting in a $1.9 million improvement in the reserve for profit in inventory. Adjusting for the additional product performance charge, the gross profit percent for the quarter is improved from the previous three quarters on the strength of targeted cost reduction actions on key products and overall focus on cost containment and production efficiencies.

For the fiscal 2020 third quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 22.4%, the same as that of the fiscal 2019 third quarter. ME&A expenses decreased $2.0 million, or 11.7%, versus the same period last fiscal year. The decrease in ME&A spending for the quarter was comprised of decreases to bonus expense ($0.5 million), stock based compensation ($0.6 million), professional fees ($0.3 million), the impact of the Mill Log divestiture ($0.6 million) and general cost containment actions ($0.4 million). These decreases were partially offset by an increase to intangible amortization expense ($0.4 million).

The Company incurred $0.5 million in restructuring charges during the third quarter of fiscal 2020. These charges relate to cost reduction and productivity actions at the Company’s domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the unprecedented market challenges.

As described in Note I, Goodwill and Other Intangibles, due to the occurrence of a triggering event in the quarter, the Company performed an assessment of its goodwill, intangibles and other long-lived assets as of March 27, 2020. As a result, the Company recorded an impairment charge of $27.6 million during the third quarter of fiscal 2020. This non-cash impairment charge does not result in any future cash expenditures, impact liquidity, affect ongoing business or financial performance of the Company, impact compliance with our lending arrangements, or reduce borrowing capacity.

Interest expense increased slightly to $0.5 million in the current quarter compared to $0.4 million in the third quarter of fiscal 2020, with a similar average debt level but a slightly higher average interest rate compared to the fiscal 2019 third quarter.

The unfavorable movement in other expense (income) compared to the prior year third quarter is primarily due to the impact of currency movements related to the Australian dollar.

The fiscal 2020 third quarter tax rate of 11.1% reflects a year-to-date adjustment driven by the non-cash goodwill impairment charge recorded in the quarter, a decline in domestic earnings projections for the fiscal year and related impact of the GILTI provisions of the Tax Act. GILTI provisions require the inclusion of foreign income but prohibit certain foreign deductions and credits when in a domestic loss position.

Comparison of the First Three Quarters of Fiscal 2020 with the First Three Quarters of Fiscal 2019

Net sales for the first three quarters decreased 18.6%, or $42.8 million, to $187.5 million from $230.2 million in the first three quarters of fiscal 2019. The Company experienced a softening in demand in North America for the Company’s oil and gas related products, with a decline of approximately $41.6 million compared to the prior year. Global demand for industrial products moderated in the first nine months, decreasing $4.8 million (18.5%) from the prior year. The global marine and propulsion market was essentially flat compared with the prior year nine months. The North American region suffered the most significant sales decline ($47.6 million or 41.4%) due to weakness in the North American energy market. The North American region declined from 50% of total sales in the prior fiscal year first three quarters to 36% in the fiscal 2020 first three quarters. The European region saw solid growth, with an increase of $8.7 million (14.1%), raising the percentage of sales to the European region to 38% compared to 27% in the prior fiscal year first three quarters. Although sales into Asia Pacific increased as a percentage of total sales (from 17% to 20%), net sales into this region actually decreased by $0.7 million (1.9%) on slight softening in the commercial marine markets offset by improved deliveries of oil and gas transmissions from the factory. Currency translation had an unfavorable impact on fiscal 2020 first three quarters sales compared to the prior year totaling $3.9 million primarily due to the weakening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 19.2%, or $40.7 million, versus the same period last year. The U.S. manufacturing operation experienced a 27.1%, or $34.8 million, decrease in sales versus the first three quarters of 2019. The primary driver for this decrease was weaker demand for the Company’s oil and gas related products, along with softening demand in the industrial and global marine markets. The Company’s operation in the Netherlands was up slightly (0.6%) compared to the prior year first nine months, primarily due to timing of project shipments. The Company’s Belgian operation saw a significant decrease compared to the prior year (23.5% or $4.9 million), largely due to a change in transaction flow. The service and aftermarket volume formerly included in the Belgian operation is now being transacted through the Company’s new European distribution operation included in the distribution segment, as noted below. Excluding the impact of this change, the Belgian operation was actually up slightly (4.6%) on stronger North American demand for its marine transmission. The Company’s Italian manufacturing operations, experiencing some strength in the European marine markets offset by weaker industrial markets, were up slightly compared to the prior year (1.6%). The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a significant decline ($1.5 million or 31.9%), primarily due to softening demand in the global pleasure craft and patrol boat markets.

Our distribution segment experienced a 6.1%, or $4.7 million, decrease in sales compared to the first three quarters of fiscal 2019. The Company’s Asian distribution operations in Singapore, China and Japan were up $2.8 million (9.8%) compared to the prior year on relatively stable demand for the Company’s commercial marine, oil and gas, and patrol craft products in the region. The increase in sales was primarily a function of improved deliveries from the manufacturing operations, primarily for the oil and gas related products for delivery into China. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of $13.2 million due to the sale of the Mill Log business in the third quarter of fiscal 2019. The sales for this region are now passing through a third party distributor. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, was down $0.7 million (7.1%) compared to the fiscal 2019 first three quarters. This reduction is primarily due to softening demand in the pleasure craft market. The Company’s European distribution operation saw an increase of $5.1 million as this is a new entity created during fiscal 2019 to distribute the Company’s products in the European market.

Gross profit as a percentage of sales for the first nine months of fiscal 2020 decreased to 22.3%, compared to 31.8% for the same period last year. This reduction is due to the combination of a $6.1 million expense recorded in the first three quarters for an isolated product performance issue related to one of the Company’s oil and gas transmission models, the continuation of an unfavorable product mix profile ($14.5 million) and the impact of reduced volume ($13.6 million). These unfavorable items were partially offset by the favorable impact of inventory reduction resulting in a $2.8 million improvement in the reserve for profit in inventory. Excluding the isolated $6.1 million product performance charge in the first three quarters, the gross profit percent would have been 25.6%. The Company has seen an improving trend in gross profit performance over the past few quarters with positive results from targeted cost reduction actions.

For the fiscal 2020 first three fiscal quarters, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 25.7%, compared to 24.0% for the fiscal 2019 first three quarters. ME&A expenses decreased $7.2 million (or 13.0%) versus the same period last fiscal year. The decrease in ME&A spending for the period was comprised of decreases to bonus expense ($1.8 million), stock based compensation ($0.8 million), professional fees ($1.3 million), the impact of the Mill Log divestiture ($2.1 million), marketing activities related to the prior year centennial celebration ($0.6 million), foreign exchange impact ($0.8 million) and general cost containment actions ($1.2 million). These decreases were partially offset by an increase to intangible amortization expense ($1.4 million).

The Company incurred $4.9 million in restructuring charges during the first three quarters of fiscal 2020. Included in this amount is $3.2 million related to the termination of a marine propulsion program, for which the Company had provided development and production services. The $3.2 million includes a $2.2 million non-cash write-off of assets and liabilities associated with the program and $1.0 million of cash payments to satisfy supplier commitments related to the program. The remaining $1.7 million of restructuring charges relates to productivity and cost reduction actions at the Company’s domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

As described in Note I, Goodwill and Other Intangibles, due to the occurrence of a triggering event in the quarter, the Company performed an assessment of its goodwill, intangibles and other long-lived assets as of March 27, 2020. As a result, the Company recorded an impairment charge of $27.6 million during the third quarter of fiscal 2020. This non-cash impairment charge does not result in any future cash expenditures, impact liquidity, affect ongoing business or financial performance of the Company, impact compliance with our lending arrangements, or reduce borrowing capacity.

Interest expense declined by $0.3 million to $1.3 million in the first three quarters of fiscal 2020 compared to $1.6 million in the comparable period of fiscal 2019. The reduction is the result of a lower average balance and a slightly lower average interest rate.

The other expense (income) compared to the prior year was essentially flat, with no meaningful change in currency movements.

The fiscal 2020 nine month tax rate of 8.9% was significantly lower than the prior year nine month rate of 24.6%. The current year rate was impacted by the $27.6 million non-cash goodwill impairment charge booked in the third quarter, which resulted in a 13.8% decrease to the effective rate. The current year rate was also impacted by the GILTI provisions of the Tax Act, which require the inclusion of foreign income but prohibit certain foreign deductions and credits when in a domestic loss position. The impact of the GILTI provision was to reduce the current year effective rate by 2.7%. Income generated in foreign jurisdictions and other tax preference items also impacted the rate.

Financial Condition, Liquidity and Capital Resources

Comparison between March 27, 2020 and June 30, 2019

As of March 27, 2020, the Company had net working capital of $110.3 million, which represents a decrease of $17.0 million, or 13.3%, from the net working capital of $127.3 million as of June 30, 2019.

Cash decreased $3.9 million to $8.4 million as of March 27, 2020, versus $12.4 million as of June 30, 2019. The majority of the cash as of March 27, 2020 is at the Company’s overseas operations in Europe ($2.9 million) and Asia-Pacific ($5.6 million).  The decrease in global cash is the result of a coordinated management of our cash balances around the world to reduce corporate debt.

Trade receivables of $31.5 million were down $12.5 million, or 28.4%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.5 million versus June 30, 2019. The net remaining decrease was driven by volume and the timing of sales within the quarter. As a percent of sales, trade receivables finished at 45.9% in the third quarter of fiscal 2020 compared to 55.9% for the second quarter of fiscal 2020 and 60.8% for the fourth quarter of fiscal 2019.

Inventories increased by $1.7 million, or 1.4%, versus June 30, 2019 to $127.6 million. The impact of foreign currency translation was to decrease inventories by $2.2 million versus June 30, 2019. The write-off related to the termination of a marine propulsion program created a $2.3 million increase to inventory as the revenue recognition over time accounting method resulted in a $2.3 million cumulative credit balance in inventory at the time the program was cancelled. On a consolidated basis, as of March 27, 2020, the Company’s backlog of orders to be shipped over the next six months approximates $87.4 million, compared to $99.6 million at June 30, 2019 and $113.7 million at March 29, 2019. As a percentage of six-month backlog, inventory has increased from 126% at June 30, 2019 to 146% at March 27, 2020.

Net property, plant and equipment was up $1.6 million from June 30, 2019. The increase is the result of significant capital spending ($9.2 million) being partially offset by depreciation ($7.4 million) and an unfavorable exchange impact ($0.7 million). The capital spending in the quarter reflects a continuation of the Company’s strategy to modernize machine tools and improve manufacturing efficiency through improved technology. Prior to the COVID-19 outbreak, the Company expected capital expenditures to be approximately $11 million - $13 million in fiscal 2020. As a result of the COVID-19 outbreak, the Company has elected to defer non-critical capital spending in the immediate future until further notice. The Company’s capital program will continue to focus on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of March 27, 2020 of $27.9 million was down $3.6 million, or 11.3%, from June 30, 2019. The impact of foreign currency translation was to decrease accounts payable by $0.4 million versus June 30, 2019. The remaining decrease is primarily related to the reduced purchasing activities in light of reduced volume in the quarter and a focus on inventory reduction.

Total borrowings and long-term debt as of March 27, 2020 increased by $0.4 million to $42.9 million versus $42.5 million at June 30, 2019. The primary reason for the slight increase is the operating loss and capital spending in the first two quarters, partially offset by cash repatriation efforts and a favorable working capital movement. During the first three quarters, the Company incurred negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of $3.8 million and ended the quarter with total debt, net of cash, of $34.4 million, compared to $30.1 million at June 30, 2019, for a net change of $4.3 million.

Total equity decreased $38.8 million, or 21.2%, to $144.0 million as of March 27, 2020. The net loss during the first three quarters decreased equity by $38.0 million and net unfavorable foreign currency translation of $2.6 million was reported. The net change in common stock and treasury stock resulting from the accounting for stock based compensation reduced equity by $0.2 million. The net remaining increase in equity of $2.0 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

On June 29, 2018, the Company entered into the Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO”) that provided for the assignment and assumption of the previously existing loans between the Company and Bank of Montreal (the “2016 Credit Agreement”) and subsequent amendments into a term loan (the “Term Loan”) and revolving credit loans (each a “Revolving Loan” and, collectively, the “Revolving Loans,” and, together with the Term Loan, the “Loans”). Pursuant to the Credit Agreement, BMO agreed to make the Term Loan to the Company in a principal amount not to exceed $35.0 million and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate, $50.0 million (the “Revolving Credit Commitment”). The Credit Agreement also allows the Company to obtain Letters of Credit from BMO, which if drawn upon by the beneficiary thereof and paid by BMO, would become Revolving Loans. Under the Credit Agreement, the Company may not pay cash dividends on its common stock in excess of $3.0 million in any fiscal year.

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

On January 28, 2020, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment restates the financial covenant provisions related to the maximum allowable ratio of total funded debt to EBITDA from 3.00 to 1.00 to 4.00 to 1.00 for the quarter ended December 27, 2019, 5.00 to 1.00 for the quarter ending March 27, 2020, 4.00 to 1.00 for the quarter ending June 30, 2020, 3.50 to 1.00 for the quarter ending September 25, 2020 and 3.00 to 1.00 for quarters ending on or after December 25, 2020. For purposes of determining EBITDA, the Third Amendment adds back extraordinary expenses (not to exceed $3.9 million) related to the previously reported isolated product performance issue on one of the Company’s oil and gas transmission models at certain installations. Under the Third Amendment, the applicable margin for revolving loans, letters of credit, and term loans is between 1.25% and 3.375%, depending on the Company’s total funded debt to EBITDA ratio.

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

On April 17, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan in the amount of $8.2 million (the “Loan”) made to the Company under the Paycheck Protection Program (“PPP”). The PPP was established under the CARES Act and is a program under the U.S. Small Business Administration (the “SBA”). The Loan to the Company is administered by BMO. The Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months. Beginning November 17, 2020, seven months from the date of the Note, the Company is required to make monthly payments of principal and interest to the Bank.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company intends to use the Loan proceeds in accordance with PPP loan forgiveness requirements. However, no assurance is provided that the Company will obtain forgiveness for any portion of the Loan.

In connection with the Loan, the Company entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”) on April 17, 2020. The Fourth Amendment: (1) permits the Company to incur indebtedness in the form of the Loan notwithstanding the Credit Agreement’s restrictions limiting the Company’s ability to incur indebtedness, and (2) provides that the Loan (to the extent that the Loan is forgiven) shall be disregarded for purposes of calculating financial covenants in the Credit Agreement. Any unforgiven portion of the Loan and the interest thereon will not be disregarded for purposes of calculating the covenants.

There are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $18.3 million of available borrowings under the Credit Agreement as of March 27, 2020. As of March 27, 2020, the Company also had cash of $8.4 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2020, the Company expects to contribute $1.9 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $17.0 million, or 13.3%, during the first three quarters of fiscal 2020, and the current ratio decreased slightly to 2.5 at March 27, 2020 from 2.7 at June 30, 2019. The decrease in net working capital was primarily driven by a volume related reduction in trade accounts receivable and prepaid expenses, partially offset by reduced accounts payable resulting from lower purchasing activity on reduced sales volume.

Prior to the COVID-19 outbreak, the Company expected capital expenditures to be approximately $11 million - $13 million in fiscal 2020. As a result of the COVID-19 outbreak, the Company has elected to defer non-critical capital spending in the immediate future until further notice.

Management believes that available cash, the BMO credit facility and the funds provided by the PPP Loan will be sufficient to fund the Company’s capital requirements for the near term. However, the Company’s liquidity may be negatively affected by the economic challenges and market uncertainty anticipated in the next several quarters due in large part to the COVID-19 outbreak and the decline in oil prices, as described in the introductory paragraphs of this Management Discussion and Analysis.

The Company has approximately $1.1 million of unrecognized tax benefits, including related interest and penalties, as of March 27, 2020, which, if recognized, would favorably impact the effective tax rate. See Note H, Income Taxes, of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2020 contributions to all defined benefit plans will total $1.9 million. As of March 27, 2020, $1.1 million in contributions have been made.

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

Item 1A.     Risk Factors

Except as noted below, there have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2019 Annual Report on Form 10-K.

The Company expects to be adversely affected by the global pandemic COVID-19 outbreak. In March 2020, the Company suspended or reduced its operations, in whole or in part, in many of its locations. The Company’s businesses operate in market segments currently being impacted by the COVID-19 outbreak. The Company has already seen a decline in North American incoming orders, with April orders down more than 60% from the fiscal year-to-date run rate. Operating during a global pandemic has exposed the Company to a number of material risks, including diminished demand for our products and our customers’ products, continued suspensions in the operations of our manufacturing facilities, maintenance of appropriate labor levels and our ability to ship products to our customers, interruptions in our supply chains and distribution systems, collection of trade receivables in accordance with their terms, potential further impairment of long-lived assets; all of which, in the aggregate, will have an adverse effect on the Company’s business, financial condition, results of operations and cash flows. The depth and duration of the pandemic is unknown. Management is actively monitoring the global situation and its effect on financial condition, liquidity, operations, suppliers, industry and workforce. We are unable to estimate the extent or nature of the impact of COVID-19 at this time.

Many of the Company’s products are directly or indirectly used in oil exploration and oil drilling, and the recent unprecedented drastic drop in oil prices is expected to have an adverse impact to the Company’s business. In recent years the Company has seen significant variations in the sales of its products that are used in oil and energy related markets. The variability in these markets has been defined by the change in oil prices and the global demand for oil. Significant decreases in oil prices and reduced demand for oil and capital investment in the oil and energy markets adversely affect the sales of these products and the Company’s profitability. The recent unprecedented drop in oil prices, as well as the cyclical nature of the global oil and gas market, presents the high probability of a severe cutback in demand for our products, which would create a severe adverse effect on the sales of these products and ultimately on the Company’s profitability.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended March 27, 2020, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 28, 2019 – January 31, 2020	0	NA	0	315,000

February, 1 – February 28, 2020	0	NA	0	315,000

February 29 – March 27, 2020	0	NA	0	315,000

Total	0	NA	0	315,000

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock. This authorization has no expiration, and as of March 27, 2020, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended March 27, 2020.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 5, 2020	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer