Form 10-K
period 2020-06-30
TWIN DISC INC
filed 2020-08-26
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

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

YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES ☐ NO ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☑

At December 27, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $107,190,561. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 20, 2020, the registrant had 13,552,104 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TABLE OF CONTENTS

TWIN DISC, INC. - FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2020

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

On July 2, 2018, the Company completed the acquisition of 100% of the outstanding common stock of Veth Propulsion Holding B.V. (“Veth Propulsion”). Veth Propulsion is a global manufacturer of highly-engineered primary and auxiliary propulsions and propulsion machinery for maritime vessels, including rudder propellers, bow thrusters, and generator sets, and a provider of engine service and repair, based in the Netherlands. These products are complementary to and expand the Company’s product offerings in the marine and propulsion markets.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability. The Company’s top ten customers accounted for approximately 51% and 49% of the Company's consolidated net sales during the years ended June 30, 2020 and June 30, 2019, respectively. There was one customer, Sewart Supply Company, an authorized distributor of the Company, that accounted for at least 10% of consolidated net sales in fiscal 2020.

Unfilled open orders for the next six months of $66.6 million at June 30, 2020 compares to $99.6 million at June 30, 2019. Since orders are subject to cancellation and rescheduling by the customer, the six-month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

Management recognizes that there are attendant risks that foreign governments may place restrictions on dividend payments and other movements of money, but these risks are considered low due to the relatively low investment within individual countries that have currency movement restrictions. No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts at the election of the U.S. government.

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1.8 million and $2.4 million in fiscal 2020 and 2019, respectively. Total engineering and development costs were $11.0 million and $12.6 million in fiscal 2020 and 2019, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2020 was 806.

A summary of financial data by segment, geographic area, and classes of products that accounted for more than 10% of consolidated sales revenues for the years ended June 30, 2020 and 2019 appears in Note K, Business Segments and Foreign Operations, to the consolidated financial statements.

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

As a global company, the Company is subject to currency fluctuations and any significant movement between the U.S. dollar and the euro, in particular, could have an adverse effect on its profitability. Although the Company’s financial results are reported in U.S. dollars, a significant portion of its sales and operating costs are realized in euros and other foreign currencies. The Company’s profitability is affected by movements of the U.S. dollar against the euro and the other currencies in which it generates revenues and incurs expenses. Significant long-term fluctuations in relative currency values, in particular a significant change in the relative values of the U.S. dollar or euro, could have an adverse effect on the Company’s profitability and financial condition. While the long-term impacts of the United Kingdom’s exit from the European Union (commonly known as “Brexit”) remain uncertain, any resulting unfavorable currency impact to the euro could have an adverse effect on the Company’s profitability and financial condition.

The Company expects to be adversely affected by the economic disruptions caused by the global coronavirus pandemic.  In March 2020, the World Health Organization (“WHO”) declared that a new strain of coronavirus that originated in Wuhan, China, and has rapidly spread around the world (“COVID-19 outbreak’) is a pandemic that poses significant risk to the international community.  This outbreak contributed to shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatility causing substantial declines in market capitalization, and occurring in the midst of an already challenging economic environment in some of our markets, most notably the oil and gas market.  As a result of the outbreak, starting in March 2020 and intermittently through June 30, 2020, the Company suspended or reduced its operations, in whole or in part, in many of its locations. The Company’s businesses operate in market segments impacted by the COVID-19 outbreak.  Operating during a global pandemic has exposed the Company to a number of material risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our manufacturing facilities, maintenance of appropriate labor levels, our ability to ship products to our customers, interruptions in our supply chains and distribution systems, access to capital and potential increases to the cost of capital, collection of trade receivables in accordance with their terms and potential further impairment of long-lived assets; all of which, in the aggregate, have had an adverse effect on the Company’s business, financial condition, results of operations and cash flows. The depth and duration of the pandemic is unknown.  Management continues to actively monitor the global situation and its effect on financial condition, liquidity, operations, suppliers, industry and workforce.  We are unable to estimate the full extent or nature of the impact of COVID-19 at this time.

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

The current United States administration has signaled support for implementing, and in some instances, has already proposed or taken action with respect to, major changes to certain trade policies, such as the imposition of additional tariffs on imported products and the withdrawal from or renegotiation of certain trade agreements. In response to such actions, certain countries have imposed retaliatory actions against the United States. The Company anticipates that additional tariffs or trade restrictions resulting from “trade wars” could result in an increase in its cost of sales and there can be no assurance that the Company will be able to pass any of the increases in raw material costs directly resulting from the tariff to its customers. Given that it procures many of the raw materials that it uses to create its products directly or indirectly from outside of the United States, the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could hurt its competitive position and adversely impact its business, financial condition and results of operations. In addition, the Company sells a significant proportion of its products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of its products, which could limit demand for such products, hurt its global competitive position and have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although there was only one customer that accounted for 10% or more of consolidated net sales in fiscal 2020, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected.

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

A significant design, manufacturing or supplier quality issue could result in recalls or other actions by the Company that could adversely affect profitability. As a manufacturer of highly engineered products, the performance, reliability and productivity of the Company’s products are some of its competitive advantages. While the Company prides itself on putting in place procedures to ensure the quality and performance of its products and suppliers, a significant quality or product issue, whether due to design, performance, manufacturing or supplier quality issue, could lead to warranty actions, scrapping of raw materials, finished goods or returned products, the deterioration in a customer relationship, or other action that could adversely affect warranty and quality costs, future sales and profitability.

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 66% of the Company’s consolidated net sales for fiscal 2020. The Company has international manufacturing operations in Belgium, Italy, the Netherlands and Switzerland. In addition, the Company has international distribution operations in Singapore, China, Australia, Japan, Italy, Belgium, and India. The Company’s international sales and operations are subject to a number of risks, including:

currency exchange rate fluctuations
export and import duties, changes to import and export regulations, and restrictions on the transfer of funds, including dividends problems with the transportation or delivery of its products issues arising from cultural or language differences
potential social and labor unrest as well as public health and political crises longer payment cycles and greater difficulty in collecting accounts receivables compliance with trade and other laws in a variety of jurisdictions changes in tax law
compliance with the Foreign Corrupt Practices Act

These factors could adversely affect the Company’s business, results of operations or financial condition.

A material disruption at the Company’s manufacturing facilities in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. The majority of the Company’s manufacturing, based on fiscal 2020 sales, came from its facilities in Racine, Wisconsin. If operations at these facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions, labor force disruptions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

A relocation of part of the Company’s manufacturing facilities from Racine, WI to Lufkin, TX could adversely affect its business, financial condition and results of operations. Effective with the finalization of a lease agreement with the city of Lufkin, Texas on July 31, 2020, the Company will begin the transfer of inventories and certain manufacturing assets and its manufacturing process for its Industrial products line to Lufkin, Texas. The costs of building out and relocating a production facility could be significant. This relocation may pose significant risks, which could include the risks that:

we may be unable to integrate successfully the relocated manufacturing operations;
we may be unable to coordinate management and integrate and retain employees of the relocated manufacturing operations;
we may face difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;
we may fail to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
potential strains on our personnel, systems and resources, and diversion of attention from other priorities; and
any unforeseen or contingent liabilities of the relocated manufacturing operations.

The Company entered into a new credit agreement in June 2018 and significantly increased its indebtedness. The ability to service the requirements of the new debt depends on the ability to generate cash and/or refinance its indebtedness as it becomes due, and depends on many factors, some of which are beyond the Company’s control. The Company entered into a new credit agreement on June 29, 2018. The Company’s ability to make payments on its indebtedness, including those under the new credit agreement, and to fund planned capital expenditures, research and development efforts and other corporate expenses depends on the Company’s future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond its control. The Company cannot assure that its business will generate sufficient cash flow from operations, or operating improvements will be realized or that future borrowings will be available to it in an amount sufficient to enable it to repay its indebtedness or to fund its other operating requirements. Significant delays in its planned capital expenditures may materially and adversely affect the Company’s future revenue prospects.

Any failure to meet debt obligations and financial covenants, and maintain adequate asset-based borrowing capacity could adversely affect the Company’s business and financial condition. The Company’s five-year revolving credit facility entered into on June 29, 2018 is secured by certain personal property assets such as accounts receivable, inventory, and machinery and equipment. Under this agreement, the Company’s borrowing capacity is based on the eligible balances of these assets and it is required to maintain sufficient borrowing base at all times to secure its outstanding borrowings. The Company is also required to comply with a minimum Debt to EBITDA ratio and/ or a minimum EBITDA. As of June 30, 2020, the Company had a borrowing capacity that exceeded its outstanding loan balance (see Note H, Debt, of the notes to the consolidated financial statements). It has also complied with financial covenants, after successfully negotiating and amending portions of the credit agreement with the bank. Based on its annual financial plan, the Company believes that it will generate sufficient cash flow levels throughout fiscal 2021 in order to maintain compliance with this borrowing base. However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment. If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require forbearance from its existing lenders in the form of waivers and/or amendments of its credit facilities or be required to arrange alternative financing. Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

The Company may not be entitled to forgiveness of its recently received Paycheck Protection Program Loan (“PPP loan”), and its application for the PPP loan could in the future be determined to have been impermissible. On April 17, 2020 the Company received proceeds of $8,200 from a loan under the PPP of the CARES Act, which it has used to retain current employees, maintain payroll and make lease and utility payments. The PPP loan matures on April 17, 2022 if not forgiven and bears annual interest at a rate of 1.0%. The Company has accounted for the full proceeds as a loan, and has not given accounting consideration of the potential forgiveness in its June 30, 2020 financial statements.

Under the terms of the CARES Act, PPP loan recipients must meet certain eligibility criteria. Due to the size of the PPP loan, it is subject to review by regulators. The Company can be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined by the bank, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company has considered the requirements of the PPP Loan and believes it is within the eligibility threshold. It has used the loan proceeds in accordance with PPP loan forgiveness requirements. However, no assurance is provided that the Company will obtain forgiveness for any portion of the PPP Loan.

Further, if despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP loan, it may be required to repay the PPP loan in its entirety in a lump sum or be subject to additional penalties, which could result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company has made certain assumptions relating to the acquisition of Veth Propulsion in its forecasts that may prove to be materially inaccurate. The integration of Veth Propulsion into the Company’s business processes continues. While the integration is currently proceeding as planned, the Company has made certain longer term assumptions relating to the forecast level of synergies and associated costs of the acquisition of Veth Propulsion that may be inaccurate based on the information that was available to the Company or as a result of the failure to realize the expected benefits of the acquisition, higher than expected integration costs, unknown liabilities and global economic and business conditions that may adversely affect the combined company following the completion of the acquisition. The combination of the businesses will require significant management attention, and the Company may incur significant additional integration costs because of integration difficulties and other challenges.

The Company carries a significant amount of intangible assets, but it may never fully realize the full value of these assets.  The Company recorded significant non-cash goodwill impairment charges in the third quarter of fiscal 2020, as well as in prior fiscal years. As part of the acquisition of Veth Propulsion in July 2018, the Company recorded goodwill of about $24.0 million and intangible assets in the amount of $26.5 million.  In the third quarter of fiscal 2020, due to its assessment of the adverse economic consequences of the COVID-19 outbreak and the negative trends in its markets as explained in Note E, Goodwill and Other Intangibles, the Company recorded significant impairment charges in the amount of $27.6 million, writing off all the goodwill in its books, as well as writing down some intangibles and other assets.  In fiscal 2017 and 2016, when the Company’s markets were significantly adversely affected by the global oil and gas decline, it recorded significant impairment charges related to two of its prior acquisitions.  Any deterioration in the industries or businesses of the Company may trigger future impairment charges, which may have a material adverse effect to the Company’s financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Manufacturing Segment

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, two in Decima, Italy and one in Novazzano, Switzerland. The aggregate floor space of these six plants approximates 763,000 square feet. One of the Racine facilities includes office space, which includes the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in, Sturtevant, Wisconsin, Lufkin, Texas, Limite sull’Arno, Italy and Papendrecht, Netherlands .

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

Item 3. Legal Proceedings

Twin Disc is a defendant in certain product liability or related claims of which the ultimate outcome and liability to the Company, if any, are not presently determinable. Management believes that the final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10-K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2020.

Name	Age	Position
John H. Batten	55	Chief Executive Officer
James E. Feiertag	63	President, Chief Operating Officer
Jeffrey S. Knutson	55	Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Dean J. Bratel	56	Vice President – Engineering
Michael B. Gee	53	Vice President – Hybrid Engineering
Debbie A. Lange	62	Corporate Controller
Denise L. Wilcox	63	Vice President – Human Resources

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

James E. Feiertag, President, Chief Operating Officer. Mr. Feiertag joined the company as President and Chief Operating Officer effective May 1, 2019. Prior to his joining the company, Mr. Feiertag served as President and CEO of Bemis Manufacturing Company beginning in 2014. Before his role at Bemis, Mr. Feiertag was employed at Twin Disc from 2000 to 2014 in various roles, including Executive Vice President and Vice President, Manufacturing. Prior to these roles at Twin Disc, Mr. Feiertag was the Vice President of Manufacturing for the Drives and System Group of Rockwell Automation.

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

Dean J. Bratel, Vice President – Engineering. Mr. Bratel assumed his current role on July 13, 2020, after serving as Vice President, Sales and Applied Technology since August 2016.   He served as Vice President, Sales and Marketing (since 2015), Vice President, Americas (since June 2013), Vice President, Engineering (since November 2004), Director of Corporate Engineering (since January 2003), Chief Engineer (since October 2001) and Engineering Manager (since December 1999).  Mr. Bratel joined Twin Disc in 1987.

Michael B. Gee, Vice President – Hybrid Engineering. Mr. Gee assumed his current role on July 13, 2020, after serving as Vice President, Engineering since January 2015. Prior to that, he was Director of Engineering (since July 2013), Chief Engineer (since September 2004) and has held several other positions in the Company, including Engineering Manager, Project Engineer, Design Engineer, and Experimental Engineer.

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

PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN.

	Fiscal Year Ended June 30,2020		Fiscal Year Ended June 30,2019
Quarter	High	Low	High	Low
First Quarter	$15.18	$9.60	$27.97	$22.31
Second Quarter	12.59	9.50	23.65	13.40
Third Quarter	11.61	6.06	19.11	13.93
Fourth Quarter	8.35	4.84	19.15	13.33

There were no dividend payments made in the fiscal years ended June 30, 2020 and 2019.

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 20, 2020, shareholders of record numbered 405.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2020 – April 24, 2020	0	NA	0	315,000
April 25, 2020 – May 29, 2020	0	NA	0	315,000
May 30, 2020 - June 30, 2020	0	NA	0	315,000
Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during fiscal 2019 and 2020. As of June 30, 2020, 315,000 shares remain authorized for purchase.

Item 6. Selected Financial Data

Financial Highlights

(in thousands, except per share amounts)

Fiscal Years Ended June 30,
Statement of Operations Data:	2020	2019	2018	2017	2016
Net sales	$246,838	$302,663	$240,733	$168,182	$166,282
Net (loss) income	(39,571)	10,796	9,647	(6,115)	(13,013)
Net (loss) income attributable to Twin Disc	(39,817)	10,673	9,528	(6,294)	(13,104)
Basic (loss) income per share attributable to Twin Disc common shareholders	(3.03)	0.84	0.82	(0.56)	(1.17)
Diluted (loss) income per share attributable to Twin Disc common shareholders	(3.03)	0.83	0.82	(0.56)	(1.17)
Dividends per share	-	-	-	-	0.18

June 30,
Balance Sheet Data	2020	2019	2018	2017	2016
Total assets	$294,127	$346,870	$241,240	$210,898	$213,922
Total long-term debt	42,587	42,491	4,824	6,323	8,501

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2020. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

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

As discussed in Item 1A, Risk Factors, and Note A, Basis of Presentation and Significant Accounting Policies of the notes to the consolidated financial statements, as a result of the COVID-19 outbreak, the Company’s operations have decreased, starting on or around mid-March 2020, on a staggered basis, to curtail the spread of the virus and in compliance with regulatory authorities. The Company’s plants and offices around the world have been subject to intermittent shutdowns, impacting the timeliness of supply chain arrangements and product shipments.

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

The Company has already seen the impact of the depressed global energy market on its operations. Its North American incoming orders for the fiscal 2020 fourth quarter were down approximately 50% from the fiscal year-to-date run rate through the third fiscal quarter.

As described further in Note E, Goodwill and Other Intangibles, the Company recorded significant non-cash impairment charges during the year. While the Company continues to have a positive outlook of its operations in Europe, both in the European Propulsion and European Industrial reporting units, and remains committed to supporting those operations, the adverse economic effects of the COVID-19 outbreak are not fully known. However, there is consensus that the impact will be adverse. Hence, management has modeled those expectations from industry and subject matter experts and determined that prudence in the face of uncertainty warrants a robust scenario modeling approach. This approach was deployed in the Company’s goodwill and long-lived asset impairment analyses. In assessing the current environment, management expects that a contraction of the global economy, as is predicted by many experts, would reduce or shift the demand for its products in the near term. For example, the Company expects that the demand for certain of the reporting units’ end-market products, such as passenger leisure cruise vessels, passenger ferries, and other commercial vessels that operate based on general economic activities, will likely be adversely impacted as social restrictions are put in place by governments to curb the outbreak. As a consequence of these macroeconomic developments, market insights and expectations, the Company recorded asset impairment charges in the third fiscal quarter, primarily consisting of goodwill and other intangibles, in the amount of $27,603.

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

●

Availing of programs made available by the various countries through government-sponsored programs, such as emergency liquidity credit facilities, enhanced unemployment compensation benefits and furlough arrangements;

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

The following discussion of results of operations reflects actual Company performance through June 30, 2020. They do not include management’s view of future performance as the COVID-19 impacts, as severe as they are expected to be, are difficult to predict with specificity.

Results of Operations

(In thousands)		% of		% of
	2020	Sales	2019	Sales
Net sales	$246,838		$302,663
Cost of goods sold	191,130		213,022

Gross profit	55,708	22.6	89,641	29.6

Marketing, engineering and administrative expenses	63,218	25.6	71,541	23.6
Restructuring expenses	5,138	2.1	1,179	0.4
Goodwill and other asset impairment charge	27,603	11.2	-	-
Other operating income	-	-	(1,577)	(0.5)
(Loss) income from operations	$(40,251)	(16.3)	$18,498	6.1

Fiscal 2020 Compared to Fiscal 2019

Net Sales

Net sales for fiscal 2020 decreased 18.4%, or $55.8 million, to $246.8 million from $302.7 million in fiscal 2019. The Company experienced weakness in North American demand for the Company’s oil and gas related products, with a decline of approximately $49.7 million compared to the prior year. This weakness was a function of a cyclical downturn that began at the end of fiscal 2019, exacerbated by an oil price war between Russia and Saudi Arabi in the third quarter of fiscal 2020, and the significant decline in global demand for oil as a result of the COVID-19 pandemic. Similarly, the remaining decline in the Company’s global industrial markets can be attributed primarily to global economic weakness during the second half of the fiscal year, brought on by the COVID-19 pandemic. Currency translation had a $4.8 million unfavorable impact on fiscal 2020 sales.

Sales at our manufacturing segment decreased 18.9%, or $52.9 million, versus the same period last year. The largest decline was seen at the Company’s North American manufacturing operation, the largest, which experienced a 27.4% decline in sales compared to fiscal 2019. The primary driver for this decrease was reduced demand for the Company’s oil and gas related products, primarily new and replacement units, throughout the fiscal year. This operation also experienced a general decline across its product lines as a result of the global economic impact of the COVID-19 pandemic. The Company’s Veth Propulsion operation in the Netherlands generated a 6.2% increase in sales in fiscal 2020, offsetting the impact of the weakening global economy with improved market penetration and acceptance in their non-traditional markets (Asia and North America). The Company’s Italian manufacturing operations were essentially flat for the year, as a weaker fourth quarter offset some improvement through the first three fiscal quarters. The Company’s Belgian manufacturing operation saw a 27.8% decrease in sales in fiscal 2020 on weaker demand in the marine markets served by this operation resulting from the COVID-19 impact, along with a currency impact. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 25.9% decrease in sales, also due to generally weaker economic conditions.

Sales at our distribution segment were down 10.0%, or $10.7 million, compared to fiscal 2019. The Company’s Asian distribution operation in Singapore, China and Japan experienced a 2.6% increase in sales due to a strong demand for the Company’s oil and gas transmissions, partially offset by a weakening Asian economy primarily in the fourth fiscal quarter. The Company’s distribution operation in the Northwest of the United States and Southwest of Canada experienced a decrease in sales of $13.2 million as this business was sold in early March 2019. The Company’s European distribution operation saw an increase of $2.5 million as this is a new entity established in fiscal 2019 to distribute the Company’s products in the European market. The Company’s North American distribution operation saw a decline of 4.3% on the reduced activity in the North American oil and gas market and a weaker North American economy in the fourth fiscal quarter. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems primarily for the pleasure craft market, saw sales decline slightly (1.2%), driven by a significant unfavorable currency impact (7.7%).

Net sales for the Company’s marine transmission, propulsion and boat management systems were up 1.5% compared to the prior fiscal year. This increase primarily reflects a strong performance from the Veth Propulsion acquisition, which saw sales increase by $3.4 million (6.2%) compared to fiscal 2019. In the off-highway transmission market, the year-over-year decrease of 44.4% can be attributed primarily to decreased shipments of the Company’s pressure pumping transmission systems and components to the North American market driven by the significant decline in global oil prices. The decrease experienced in the Company’s industrial products of 22.3% was seen primarily in the second half of the fiscal year, brought on by a weakening global economy and the impacts of the COVID-19 pandemic.

Geographically, sales to the U.S. and Canada declined 38% in fiscal 2020 compared to fiscal 2019, representing 36% of consolidated sales for fiscal 2020 compared to 47% in fiscal 2019. The reduction is primarily due to the reduced shipments of oil and gas related products into North America during the fiscal 2020. Sales into the Asia Pacific market declined 9% compared to fiscal 2019 and represented approximately 21% of sales in fiscal 2020, compared to 18% in fiscal 2019. Sales into the European market improved approximately 8% from fiscal 2019 levels while accounting for 37% of consolidated net sales compared to 28% in fiscal 2019. The increase is primarily the result of the strong performance by the Veth Propulsion acquisition, which has a high percentage of sales into the European market. See Note K, Business Segments and Foreign Operations, of the notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

Gross Profit

In fiscal 2020, gross profit decreased $33.9 million, or 37.9%, to $55.7 million on a sales decrease of $55.8 million. Gross profit as a percentage of sales decreased 700 basis points in fiscal 2020 to 22.6%, compared to 29.6% in fiscal 2019. The table below summarizes the gross profit trend by quarter for fiscal years 2020 and 2019:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2020	$9.6	$15.7	$16.5	$13.9	$55.7
2019	$24.0	$26.1	$23.1	$16.4	$89.6

% of Sales:
2020	16.3%	26.4%	24.1%	23.3%	22.6%
2019	32.1%	33.4%	29.9%	22.7%	29.6%

There were a number of factors that impacted the Company’s overall gross profit rate in fiscal 2020. Gross profit for the year was primarily impacted by reduced volumes and an unfavorable product mix. This was driven by reduced sales of high-margin oil and gas transmissions and parts. Margin was also negatively impacted by a $6.2 million charge for a product performance issue related to one of the Company’s oil and gas transmission models. The Company estimates the net unfavorable impact of reduced volumes on gross profit in fiscal 2020 was approximately $16.5 million. The unfavorable shift in product mix, primarily related to the reduced shipments of the Company’s high margin oil and gas transmission units and aftermarket products, had an estimated unfavorable impact of $15.3 million.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $63.2 million were down $8.3 million, or 11.6%, compared to the prior fiscal year. As a percentage of sales, ME&A expenses increased to 25.6% of sales versus 23.6% of sales in fiscal 2019. The decrease in spending in fiscal 2020 compared to the prior year was driven by reduced spending on professional fees ($1.9 million), the elimination of the global bonus program for fiscal 2020 ($1.7 million), the impact of the sale of Mill Log in the fiscal 2019 third quarter ($1.8 million), reduced stock based compensation ($0.7 million), lower marketing spending ($0.8 million), reduced corporate travel expense ($0.7 million), a favorable foreign currency impact ($0.9 million) and general cost containment measures ($1.7 million). These decreases were partially offset by an increase to intangible amortization expense ($1.9 million).

Restructuring of Operations

During the course of fiscal 2020, the Company incurred $5.1 million in restructuring charges. Included in this amount is $3.2 million related to the termination of a marine propulsion program, for which the Company had provided development and production services. The $3.2 million included a $2.2 million non-cash write-off of assets and liabilities associated with the program and $1.0 million of cash payments to satisfy supplier commitments related to the program. The remaining $1.9 million of restructuring charges relates to productivity and cost reduction actions at the Company’s domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Impairment Charges

As described in Note E, Goodwill and Other Intangibles, due to the occurrence of a triggering event in the third fiscal quarter, the Company performed an assessment of its goodwill, intangibles and other long-lived assets as of March 27, 2020. As a result, the Company recorded an impairment charge of $27.6 million during the third quarter of fiscal 2020. This non-cash impairment charge does not result in any future cash expenditures, impact liquidity, affect ongoing business or financial performance of the Company, impact compliance with our lending arrangements or reduce borrowing capacity.

Interest Expense

Interest expense of $1.9 million for fiscal 2020 was essentially unchanged from the prior fiscal year.

Other Income (Expense), Net and Interest Income

In fiscal 2020, other expense, net, decreased $0.4 million primarily due to the impact of currency movements related to the euro and Asian currencies.

Income Taxes

The effective tax rate for the twelve months of fiscal 2020 was 9.5%, which was significantly lower than the prior year rate of 25.6%. Under the Tax Cuts and Jobs Act, a company is prohibited from recognizing certain foreign global intangible low taxed income (“GILTI”) deductions and credits when in a domestic loss position, but is required to include the foreign GILTI income inclusions. In the current year, the benefit generated from domestic losses was reduced by the required GILTI foreign income inclusions and no GILTI deductions. The $5.8 million GILTI inclusion and deemed taxes decreased the rate by 2.8%. Management determined that the carrying value of certain goodwill and intangibles exceeded the fair value and a $27.6 million impairment loss was calculated which resulted in a decrease to the effective tax rate of 10.9%. Income generated in foreign jurisdictions and other tax preference items also impacted the rate.

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

Order Rates

As of June 30, 2020, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $66.6 million or approximately 33% lower than the six-month backlog of $99.8 million as of June 30, 2019. The reduced backlog is primarily attributable to a lower level of North American oil and gas transmission units on order, along with the global economic weakness resulting from the COVID-19 pandemic and its impact across the Company’s products.

Liquidity and Capital Resources

Fiscal Years 2020 and 2019

The net cash provided by operating activities in fiscal 2020 totaled $9.1 million, an increase of $14.6 million from the prior fiscal year. While net earnings decreased by $50.4 million from the prior year, a significant portion of this decline related to a $27.6 million non-cash impairment charge. In addition, working capital improved by $20.0 million during the year, with the largest contributions coming from trade receivables ($13.1 million) and inventory ($6.8 million), as the Company focused on working capital management in light of difficult market conditions.

The net cash used by investing activities for fiscal 2020 primarily represents capital spending activity totaling $10.7 million. This represents a $1.3 million (10.7%) decrease in spending on capital projects compared to fiscal 2019. The Company continued to invest in critical machine tools with improved technology to increase productivity and quality performance.

The net cash used by financing activities relates to payments of withholding taxes on stock compensation ($0.9 million) and dividends paid to a noncontrolling interest ($0.3 million). Total debt remained relatively unchanged compared to the prior year-end. During fiscal 2020, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

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

On January 28, 2020, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment restated the financial covenant provisions related to the maximum allowable ratio of total funded debt to EBITDA from 3.00 to 1.00 to 4.00 to 1.00 for the quarter ended December 27, 2019, 5.00 to 1.00 for the quarter ending March 27, 2020, 4.00 to 1.00 for the quarter ending June 30, 2020, 3.50 to 1.00 for the quarter ending September 25, 2020 and 3.00 to 1.00 for quarters ending on or after December 25, 2020. For purposes of determining EBITDA, the Third Amendment added back extraordinary expenses (not to exceed $3.9 million) related to the previously reported isolated product performance issue on one of the Company’s oil and gas transmission models at certain installations. Under the Third Amendment, the applicable margin for revolving loans, letters of credit, and term loans was between 1.25% and 3.375%, depending on the Company’s total funded debt to EBITDA ratio.

On July 22 2020, the Company entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”) that amends the Credit Agreement dated as of June 29, 2018, as amended between the Company and BMO. The Fifth Amendment reduced BMO’s Revolving Credit Commitment from $50.0 million to $45.0 million. The Fifth Amendment also gives the Company the option to make interest-only payments on the Term Loan for quarterly payments occurring on September 30, 2020 and December 31, 2020, and limits the Company’s Capital Expenditures for the fiscal year ending June 30, 2021 to $10.0 million.

The Fifth Amendment provides the Company with relief from its Total Funded Debt to EBITDA ratio financial covenant under the Credit Agreement through (and including) the earlier of June 30, 2021 or a date selected by the Company. During the financial covenant relief period:

●	The “Applicable Margin” to be applied to Revolving Loans, the Term Loan, and the Commitment/Facility Fee will be increased to 3.25%, 3.875%, and 0.20%, respectively.

●

The Company may not make certain restricted payments (specifically, cash dividends, distributions, purchases, redemptions or other acquisitions of or with respect to shares of its common stock or other common equity interests).

●	The Company must maintain liquidity (as defined in the Fifth Amendment) of at least $15.0 million.

●

The Company must maintain minimum EBITDA of at least (1) $1.0 million for the fiscal quarter ending June 30, 2020 and the two fiscal quarters ending on or about September 30, 2020; (2) $2.5 million for the three fiscal quarters ending on or about December 31, 2020; (3) $6.0 million for the four fiscal quarters ending on or about March 31, 2021; and (4) $10.0 million for the four fiscal quarters ending June 30, 2021.

For purposes of the minimum EBITDA covenant and the Total Funded Debt to EBITDA ratio, the Fifth Amendment clarified that EBITDA shall exclude any gain that is realized on the forgiveness of the Small Business Administration Paycheck Protection Program loan that the Company previously received.

The Fifth Amendment also changed the definition of “LIBOR” (used in calculating interest on Eurodollar Loans), “Monthly Reset LIBOR Rate” (used in calculating interest on LIBOR Loans), and “LIBOR Quoted Rate” (used in the definition of “Base Rate,” which is used in calculating interest on Letters of Credit that are drawn upon and not timely reimbursed).

The Company also entered into a Deposit Account Control Agreement with the Bank, reflecting the Bank’s security interest in deposit accounts the Company maintains with the Bank. Under the Fifth Amendment, the Bank may not provide a notice of exclusive control of a deposit account (thereby obtaining exclusive control of the account) prior to the occurrence or existence of a Default or an Event of Default under the Credit Agreement or otherwise upon the occurrence or existence of an event or condition that would, but for the passage of time or the giving of notice, constitute a Default or an Event of Default under the Credit Agreement.

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

On April 17, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $8.2 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (“PPP”). The PPP was established under the CARES Act and is a program under the U.S. Small Business Administration (the “SBA”). The PPP Loan to the Company is administered by BMO. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months. Beginning November 17, 2020, seven months from the date of the PPP Note, the Company is required to make monthly payments of principal and interest to BMO.

Under the terms of the CARES Act, PPP loan recipients can be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payment of payroll costs and any payments of mortgage interest, rent, and utilities. The Company intends to use the Loan proceeds in accordance with PPP loan forgiveness requirements. However, no assurance is provided that the Company will obtain forgiveness for any portion of the PPP Loan.

In connection with the PPP Loan, the Company entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”) on April 17, 2020. The Fourth Amendment: (1) permits the Company to incur indebtedness in the form of the PPP Loan notwithstanding the Credit Agreement’s restrictions limiting the Company’s ability to incur indebtedness, and (2) provides that the PPP Loan (to the extent that the PPP Loan is forgiven) shall be disregarded for purposes of calculating financial covenants in the Credit Agreement. Any unforgiven portion of the PPP Loan and the interest thereon will not be disregarded for purposes of calculating the covenants.

The Company is closely tracking qualified expenses to ensure its compliance to the PPP program and to support its application for forgiveness.  As of June 30, 2020, the Company estimates that the amount of forgivable expenses it has incurred to date is approximately $6.0 million.  These expenses are included in cost of goods sold and marketing, engineering and administrative expenses in the accompanying statement of operations and comprehensive (loss) income.  While the forgiveness of the loan is not taxable, the expenses that were used by the funds are not deductible for tax purposes. Although the rules are still fluid and subject to revisions, currently the Company expects that at the end of the measurement period, it would be able to provide support and qualify for loan forgiveness in the amount of approximately $7.0 million to $7.6 million.  If, and when, forgiveness of this amount is assured, the Company would record this as a gain on debt extinguishment in fiscal 2021. This is described further in Note H, Debt, of the notes to the consolidated financial statements.

The Company has no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for near-term needs. The Company had approximately $27.0 million of available borrowings under the Credit Agreement as of June 30, 2020. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of June 30, 2020, the Company also had cash of $10.7 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2021, the Company expects to contribute $2.3 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $20.0 million, or 15.7%, during fiscal 2020 and the current ratio (calculated as total current assets divided by total current liabilities) decreased from 2.7 at June 30, 2019 to 2.6 at June 30, 2020. The decrease in net working capital was primarily driven by volume driven reductions in trade accounts receivable and inventory, along with aggressive management of working capital in light of difficult economic conditions.

The Company expects capital expenditures to be approximately $7 million - $9 million in fiscal 2021. These anticipated expenditures reflect the Company’s plans to moderate investment in maintenance capital and modern equipment to address the liquidity demands of an anticipated challenging global economy.

Management believes that available cash, the BMO credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no material off-balance sheet arrangements as of June 30, 2020 and 2019. On July 31, 2020, the Company finalized an agreement to lease a manufacturing, assembly and office facility in Lufkin, Texas, with an initial term of 15 years and minimum annual lease payments of $0.4 million.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based on payment history and the customer’s credit-worthiness as determined by review of current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any specific customer-collection issues. In addition, senior management reviews the accounts receivable aging on a monthly basis to determine if any receivable balances may be uncollectible. Although the Company’s accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of its largest customers could have a material adverse impact on the collectability of its accounts receivable and future operating results.

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

The Company is subject to financial statement risk to the extent the carrying amount of a reporting unit exceeds its fair value. The Company believes that the economic disruptions and unprecedented market volatilities and uncertainties resulting from the COVID-19 outbreak was a triggering event in the third quarter of fiscal 2020. Consequently, it performed an interim goodwill impairment test as of the quarter ended March 27, 2020, and recorded a goodwill impairment charge of $25.4 million, that completely wrote-off goodwill from its financial statements. See discussion in Note E, Goodwill and Other Intangibles, of the notes to the consolidated financial statements.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date. The approach used to determine the annual assumptions are as follows:

●

Discount Rate – based on the Willis Towers Watson BOND:Link model at June 30, 2020 as applied to the expected payouts from the pension plans. This yield curve is made up of Corporate Bonds rated AA or better.

●

Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

●	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
●

Retirement and Mortality Rates – based upon the Society of Actuaries PRI-2012 base tables for annuitants and non-annuitants, adjusted for generational mortality improvement based on the Society of Actuaries MP-2019 projection scale.

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

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2020	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$59,290	$59,536	$68,636	$59,376	$246,838
Gross profit	9,636	15,711	16,549	13,812	55,708
Restructuring expenses	121	4,248	532	237	5,138
Goodwill and other asset impairment charge	-	-	27,603	-	27,603
Net loss	(6,293)	(6,466)	(25,176)	(1,636)	(39,571)
Net loss attributable to Twin Disc	(6,311)	(6,516)	(25,230)	(1,760)	(39,817)
Basic loss per share attributable to Twin Disc common shareholders	(0.48)	(0.49)	(1.92)	(0.13)	(3.03)
Diluted loss per share attributable to Twin Disc common shareholders	(0.48)	(0.49)	(1.92)	(0.13)	(3.03)
Dividends per share	-	-	-	-	-

2019

Net sales	$74,689	$78,107	$77,420	$72,447	$302,663
Gross profit	23,985	26,088	23,117	16,451	89,641
Restructuring expenses	173	434	131	441	1,179
Net income (loss)	2,903	4,079	4,587	(773)	10,796
Net income (loss) attributable to Twin Disc	2,862	4,073	4,560	(822)	10,673
Basic income (loss) per share attributable to Twin Disc common shareholders	0.24	0.31	0.35	(0.06)	0.84
Diluted income (loss) per share attributable to Twin Disc common shareholders	0.24	0.31	0.34	(0.06)	0.83
Dividends per share	-	-	-	-	-

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework (2013 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2020.

RSM US LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2020, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2020, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Registrant, see "Information About Our Executive Officers" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020, which is incorporated into this report by reference. The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com. If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation" and "Director Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2020, is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding security ownership of certain beneficial owners and management, see the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2020 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2020, which is incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 29, 2020 under the headings “Fees to Independent Registered Public Accounting Firm” and “Pre-approval Policies and Procedures.”

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

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	30-31

Consolidated Balance Sheets as of June 30, 2020 and 2019	32

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2020 and 2019	33

Consolidated Statements of Cash Flows for the years ended June 30, 2020 and 2019	34

Consolidated Statements of Changes in Equity for the years ended June 30, 2020 and 2019	35

Notes to Consolidated Financial Statements	36-69

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	70

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated:

Opinion on the Internal Control Over Financial Reporting

We have audited Twin Disc, Incorporated’s (the Company) internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated August 26, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

August 26, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twin Disc, Incorporated (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, changes in equity and cash flows for each of the two years in the period ended June 30, 2020, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated August 26, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Milwaukee, Wisconsin

August 26, 2020

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2020 and 2019

(In thousands, except share amounts)

	2020	2019

ASSETS
Current assets:
Cash	$10,688	$12,362
Accounts receivable, net	30,682	44,013
Inventories	120,607	125,893
Prepaid expenses	5,269	11,681
Other	6,739	8,420
Total current assets	173,985	202,369

Property, plant and equipment, net	72,732	71,258
Goodwill, net	-	25,954
Deferred income taxes	24,445	18,178
Intangible assets, net	18,973	25,353
Other assets	3,992	3,758

Total assets	$294,127	$346,870

LIABILITIES AND EQUITY
Current liabilities:
Short-term borrowings and current maturities of long-term debt	$4,691	$2,000
Accounts payable	25,663	31,468
Accrued liabilities	36,380	41,646
Total current liabilities	66,734	75,114

Long-term debt	37,896	40,491
Lease obligations	13,495	12,646
Accrued retirement benefits	27,938	25,878
Deferred income taxes	5,501	7,429
Other long-term liabilities	2,605	2,494

Total liabilities	154,169	164,052

Commitments and contingencies (Note P)

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,756	45,047
Retained earnings	156,655	196,472
Accumulated other comprehensive loss	(41,226)	(37,971)
	158,185	203,548
Less treasury stock, at cost (1,226,809 and 1,392,524 shares, respectively)	18,796	21,332

Total Twin Disc shareholders' equity	139,389	182,216

Noncontrolling interest	569	602

Total equity	139,958	182,818

Total liabilities and equity	$294,127	$346,870

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

For the years ended June 30, 2020 and 2019

(In thousands, except per share amounts)

	2020	2019

Net sales	$246,838	$302,663
Cost of goods sold	191,130	213,022
Gross profit	55,708	89,641

Marketing, engineering and administrative expenses	63,218	71,541
Restructuring expenses	5,138	1,179
Goodwill and other asset impairment charge	27,603	-
Other operating income	-	(1,577)
(Loss) income from operations	(40,251)	18,498

Other income (expense):
Interest income	78	43
Interest expense	(1,860)	(1,927)
Other income (expense), net	(1,707)	(2,107)
	(3,489)	(3,991)

(Loss) income before income taxes and noncontrolling interest	(43,740)	14,507

Income tax (benefit) expense	(4,169)	3,711

Net (loss) income	(39,571)	10,796

Less: Net earnings attributable to noncontrolling interest, net of tax	(246)	(123)

Net (loss) income attributable to Twin Disc	$(39,817)	$10,673

(Loss) income per share data:
Basic (loss) income per share attributable to Twin Disc common shareholders	$(3.03)	$0.84
Diluted (loss) income per share attributable to Twin Disc common shareholders	$(3.03)	$0.83

Weighted average shares outstanding data:
Basic shares outstanding	13,153	12,571
Dilutive stock awards	-	111

Diluted shares outstanding	13,153	12,682

Comprehensive (loss) income:
Net (loss) income	$(39,571)	$10,796
Foreign currency translation adjustment	(966)	(2,671)
Benefit plan adjustments, net of income taxes of ($530) and ($1,242), respectively	(1,675)	(4,121)
Unrealized loss on cash flow hedge, net of income taxes of $185 and $156	(595)	(509)
Comprehensive (loss) income	(42,807)	3,495
Less: Comprehensive income attributable to noncontrolling interest	(266)	(98)

Comprehensive (loss) income attributable to Twin Disc	$(43,073)	$3,397

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2020 and 2019

(In thousands)

	2020	2019
Cash flows from operating activities:
Net (loss) income	$(39,571)	$10,796
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	11,925	9,335
Goodwill and other asset impairment charge	27,603	-
Restructuring of operations	2,269	-
Stock compensation expense	1,158	2,591
Provision for deferred income taxes	(8,072)	6,846
Amortizations of inventory fair value step-up	-	4,277
Gain on contingent consideration of Veth Propulsion acquisition	-	(809)
Gain on sale of Mill Log Business	-	(768)
Other, net	258	84
Changes in operating assets and liabilities
Trade accounts receivable	13,132	11,177
Inventories	6,775	(27,671)
Other assets	2,246	(10,159)
Accounts payable	(3,342)	(1,013)
Accrued liabilities	(5,807)	(9,896)
Accrued/prepaid retirement benefits	544	(251)

Net cash provided (used) by operating activities	9,118	(5,461)

Cash flows from investing activities, net of acquired business:
Capital expenditures	(10,699)	(11,979)
Proceeds from sale of Mill Log business	500	5,158
Proceeds from sale of plant assets	137	239
Proceeds from life insurance policy	102	101
Acquisition of Veth Propulsion, less cash acquired	-	(60,195)
Other, net	(159)	(233)

Net cash used by investing activities	(10,119)	(66,909)

Cash flows from financing activities:
Borrowings under long-term debt agreement	8,200	44,480
Borrowings under revolving loan agreement	99,262	147,854
Repayments under revolving loan agreement	(105,065)	(129,548)
Repayments of long-term borrowings	(2,241)	(24,752)
Payments of withholding taxes on stock compensation	(913)	(1,005)
Dividends paid to noncontrolling interest	(298)	(115)
Proceeds from issuance of common stock, net	-	32,210
Proceeds from exercise of stock options	-	36

Net cash (used) provided by financing activities	(1,055)	69,160

Effect of exchange rate changes on cash	382	401

Net change in cash	(1,674)	(2,809)

Cash:
Beginning of year	12,362	15,171

End of year	$10,688	$12,362

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,861	$1,906
Income taxes	3,481	1,927

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended June 30, 2020 and 2019

(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2018	$11,570	$178,896	$(23,792)	$(23,677)	$619	$143,616

Net income		10,673			123	10,796
Translation adjustments			(2,646)		(25)	(2,671)
Benefit plan adjustments, net of tax			(4,121)			(4,121)
Unrealized loss on cash flow hedge, net of tax			(509)			(509)
Release stranded tax effects		6,903	(6,903)
Cash dividends					(115)	(115)
Compensation expense	2,591					2,591
Shares issued, net	30,886			2,345		33,231

Balance at June 30, 2019	45,047	196,472	(37,971)	(21,332)	602	182,818

Net (loss) income		(39,817)			246	(39,571)
Translation adjustments			(985)		19	(966)
Benefit plan adjustments, net of tax			(1,675)			(1,675)
Unrealized loss on cash flow hedge, net of tax			(595)			(595)
Cash dividends					(298)	(298)
Compensation expense	1,158					1,158
Shares (acquired) issued, net	(3,449)			2,536		(913)

Balance at June 30, 2020	$42,756	$156,655	$(41,226)	$(18,796)	$569	$139,958

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

A. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and information presented herein include the financial results of Veth Propulsion Holding B.V. (“Veth Propulsion”), the acquisition of which was completed on July 2, 2018. The financial results included in this Form 10-K related to the acquisition method of accounting for the Veth Propulsion acquisition have been finalized and completed.

Recent Events

In March 2020, the World Health Organization (“WHO”) declared that a new strain of coronavirus that originated in Wuhan, China, and has rapidly spread around the world (“COVID-19 outbreak’) is a pandemic that poses significant risk to the international community. This outbreak contributed to shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatility causing substantial declines in market capitalization, and occurring in the midst of an already challenging economic environment in some of our markets, most notably the oil and gas market.

As a result of the COVID-19 outbreak, the Company’s operations have decreased, starting on or around mid-March 2020 to curtail the spread of the virus and in compliance with regulatory authorities. The Company’s plants and offices around the world have been subject to intermittent shutdowns throughout the fourth quarter of fiscal 2020, impacting the timeliness of supply chain arrangements and the Company’s ability to deliver products to its customers.

The COVID-19 outbreak exacerbates an already depressed global oil and gas market, which has recently been severely damaged by unprecedented drastic declines in the price of oil. The consensus of experts is that the price of oil was driven down by an oversupply in the global market, and aggravated by the price war among members of OPEC and non-OPEC producer nations.

Aside from operational impacts and its results on our operations during the quarter, the occurrence of the COVID-19 outbreak also necessitated a rigorous assessment of the Company’s entire balance sheet. The accounting policies described below were applied in the context of these recent events.

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

Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

Consolidation Principles--The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly-owned domestic and foreign subsidiaries. In fiscal 2020, certain subsidiaries changed their reporting periods to conform to the Company’s fiscal year end. The impact of aligning to the corporate reporting period is not material to the consolidated results. All significant intercompany transactions have been eliminated.

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

Translation of Foreign Currencies--The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is included in equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction losses of ($570) and ($681) in fiscal 2020 and 2019, respectively.

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

Accounts Receivable--These represent trade accounts receivable and are stated net of an allowance for doubtful accounts of $1,740 and $1,582 at June 30, 2020 and 2019, respectively. The Company records an allowance for doubtful accounts for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. Various factors may adversely impact its customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain. While the Company believes current allowances for doubtful accounts are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable and accounts payable approximate fair value because of the immediate short-term maturity of these financial instruments. If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as defined in Note N, Pension and Other Postretirement Benefit Plans. The Company’s borrowings under the revolving loan agreement, which is classified as long-term debt and consists of loans that are routinely borrowed and repaid throughout the year, approximate fair value at June 30, 2020. The Company’s term loan borrowing, which is LIBOR-based, approximates fair value at June 30, 2020. If measured at fair value in the financial statements, long-term debt (including any current portion) would be classified as Level 2 in the fair value hierarchy.

Derivative Financial Instruments--The Company has written policies and procedures that place all financial instruments under the direction of the Company’s corporate treasury department and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses derivative financial instruments to manage certain financial risks. The Company enters into forward contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. The Company uses interest rate swap contracts to reduce the exposure to variability in interest rates on floating debt borrowings. The Company designates certain financial instruments as cash flow hedges for accounting purposes. See Note S, Derivative Financial Instruments, for additional information.

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

The Company conducted interim qualitative assessments throughout the year. In the third quarter of fiscal 2020, the Company believed that the economic disruptions and unprecedented market volatilities and uncertainties resulting from the COVID-19 outbreak was a triggering event for the reporting units which contained goodwill. Consequently, it performed an interim goodwill impairment test as of March 27, 2020 using updated inputs, including appropriate risk-based, country and company specific weighted average discount rates for the Company’s reporting units. As a result of that test, the Company recorded a goodwill impairment charge of $25,380, which fully removed goodwill from its balance sheet. See Note E, Goodwill and Other Intangibles, for additional information.

The fair value of the Company’s other intangible assets with indefinite lives, primarily tradenames, is estimated using the relief-from-royalty method, which requires assumptions related to projected revenues; assumed royalty rates that could be payable if the Company did not own the asset; and a discount rate. Long-lived assets, including intangible assets, are assessed for impairment qualitatively on a quarterly basis. In the third quarter of fiscal 2020, upon management’s determination that adverse macroeconomic developments as a result of the COVID-19 outbreak has given rise to a triggering event for all of the Company’s assets groups, the Company performed a Step 1 assessment, or a recoverability test of its intangibles and other long-lived assets using an undiscounted operating cash flow analysis as of March 27, 2020, as well as the review of other assets in service and their remaining useful lives. As a result of that assessment, the Company recorded an impairment charge of $2,223. See Note E, Goodwill and Other Intangibles, for more information. For the fourth quarter of fiscal 2020, the Company performed a qualitative assessment and concluded that an impairment test was not necessary.

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

Revenue Recognition--Revenue from contracts with customers is recognized using a five-step model consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. Performance obligations are satisfied when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.

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

New Accounting Releases

a.

In June 2016, the FASB issued updated guidance (ASU 2016-13) and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for fiscal years beginning after December 15, 2019 (the Company’s fiscal 2021), with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company does not expect adoption of the new guidance to have a significant impact on its financial statements.

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

d.

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

e.

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

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2020. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

B. ACQUISITION OF VETH PROPULSION HOLDING B.V.

On July 2, 2018, the Company completed the acquisition of 100% of the outstanding common stock of Veth Propulsion. Veth Propulsion is a global manufacturer of highly-engineered primary and auxiliary propulsions and propulsion machinery for maritime vessels, including rudder propellers, bow thrusters, generator sets and engine service and repair, based in the Netherlands. These products are complementary to and expand the Company’s product offerings in the marine and propulsion markets. Prior to the acquisition, the Company was a distributor of Veth Propulsion products in North America and Asia. This acquisition was pursuant to a Share Purchase Agreement (“Purchase Agreement”) entered into by Twin Disc NL Holding B.V., a wholly-owned subsidiary of the Company, with Het Komt Vast Goed B.V., the prior parent of Veth Propulsion, on June 13, 2018. Veth Propulsion is reported as part of the Company’s manufacturing segment.

Under the terms of the Purchase Agreement, the Company paid an aggregate of approximately $59,407 in cash, and $1,991 in shares of common stock on May 13, 2019, which represents the fair value of 139,347 shares. The shares of stock were issued in settlement of the earn-out, a contingent consideration, after Veth Propulsion demonstrated that it achieved the profitability target (earnings before interest, tax, depreciation and amortization or “EBITDA”) under the terms of the Purchase Agreement. The difference between the fair value at settlement date of $1,991, and the initial fair value assigned to the earn-out at acquisition date of $2,921 was recognized in the income statement. See Note Q, Restructuring of Operations and Other Operating Income. The maximum earn-out at acquisition was $3,300. The fair value at acquisition was determined by using a discounted probability weighted approach.

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

(a)

Intangibles consist of customer relationships, technology and know-how and tradenames, with estimated useful lives 12 years, 7 years, and 10 years, respectively, and weighted average remaining useful life of approximately 9 years. The amounts acquired are presented in Note E, Goodwill and Other Intangibles.

(b)	The Company is not able to deduct any of the goodwill for tax purposes.

The Company financed the payment of the cash consideration through borrowings under a new credit agreement entered into on June 29, 2018 with BMO Harris Bank N.A. (the “Credit Agreement”). The Credit Agreement is further discussed in Note H, Debt.

C. INVENTORIES

The major classes of inventories at June 30 were as follows:

	2020	2019
Finished parts	$62,394	$57,682
Work in process	17,844	23,812
Raw materials	40,369	44,399
	$120,607	$125,893

Inventories stated on a LIFO basis represent approximately 50% and 52% of total inventories at June 30, 2020 and 2019, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $27,225 and $25,709 at June 30, 2020 and 2019, respectively. The Company had reserves for inventory obsolescence of $9,863 and $10,463 at June 30, 2020 and 2019, respectively.

D. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows:

	2020	2019
Land	$6,589	$6,479
Buildings	48,168	47,627
Machinery and equipment	164,039	158,183
	218,796	212,289
Less: accumulated depreciation	(146,064)	(141,031)
	$72,732	$71,258

Depreciation expense for the years ended June 30, 2020 and 2019 was $7,394 and $6,682, respectively.

E. GOODWILL AND OTHER INTANGIBLES

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

On July 2, 2018, as described in Note B, Acquisition of Veth Propulsion Holding B.V., the Company acquired goodwill in the amount of $23,999 and intangible assets in the amount of $26,500 consisting of customer relationships, technology and know-how, and trade names as part of the acquisition of Veth Propulsion. As of June 30, 2019, these amounts were final. Veth Propulsion is reported as part of the Company’s manufacturing segment and European Propulsion reporting unit.

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

The Company believes that the economic disruptions and unprecedented market volatilities and uncertainties resulting from the COVID-19 outbreak was a triggering event in the third quarter of fiscal 2020. Consequently, it performed an interim goodwill impairment test as of the quarter ended March 27, 2020.

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

The European Propulsion reporting unit, which carried goodwill in the amount of $22,822, had heretofore been experiencing positive operating results. The Company continues to have a positive outlook of its operations and remains committed to supporting it. However, the onset of the COVID-19 outbreak and its uncertainties, as described in Note A, Basis of Presentation and Significant Accounting Policies, required the Company to approach the goodwill impairment analysis differently this year; that past performance is no longer necessarily a good predictor of the future in a COVID-19 environment. To incorporate uncertainties in its analysis, the Company applied a scenario modeling analysis for its goodwill impairment test this year. It is deemed to be the most prudent and a more robust approach in the face of uncertainty. Each scenario was then weighted with management’s expectations of potential outcomes, to arrive at a reasonable conclusion of the fair value of the reporting unit. This was the approach deployed by the Company in this year’s goodwill and long-lived asset impairment analyses.

In assessing the current environment, management is informed that there is consensus among industry experts that the impacts from the outbreak will be severe and adverse, and that a general contraction in the macroeconomic environment is expected. The magnitude and duration is unknown. Management expects that a contraction of the global economy would reduce or shift the demand for its products in the near term. For example, the reporting unit expects that the demand for certain of its end-market products, such as passenger leisure cruise vessels, passenger ferries, and other commercial vessels that operate based on general economic activities, will likely be adversely impacted as social restrictions by governments remain in place or tighten to curb the outbreak. Based on additional market insights and expectations of industry and subject matter experts, which also includes the negative impacts of the historic and unprecedented free fall drop in the global price of oil, the Company believes that future cash flow projections of this reporting unit will fall short of its previous projections, which included synergies that are now less likely to be realized in the face of a COVID-19 environment.

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

As a result of the full impairment of goodwill, the balance of goodwill at June 30, 2020 is zero. There will no longer be a need for future goodwill impairment tests.

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

The total non-cash impairment charge of $27,603, as described above, is a non-cash charge and is reported on the goodwill and other impairment charge line in the consolidated statement of operations within the manufacturing segment. The tax impact of this charge is to increase the income tax (benefit) by $1,199.

The changes in the carrying amount of goodwill are summarized as follows:

	Net Book Value Rollforward			Net Book Value By Reporting Unit
	Gross Carrying Amount	Accumulated Impairment	Net Book Value	European Propulsion	European Industrial
Balance at June 30, 2018	$16,514	$(13,822)	$2,692	$-	$2,692
Acquisition	23,999	-	23,999	23,999	-
Translation adjustment	(737)	-	(737)	(628)	(109)
Balance at June 30, 2019	39,776	(13,822)	25,954	23,371	2,583
Impairment	-	(25,380)	(25,380)	(22,822)	(2,558)
Translation adjustment	(574)	-	(574)	(549)	(25)
Balance at June 30, 2020	$39,202	$(39,202)	$-	$-	$-

Other Intangibles

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2018	$13,485	$(11,781)	$1,704	$-	$-	$1,288	$416
Addition	236	-	236	-	-	-	236
Acquistion	26,500	-	26,500	16,300	8,400	1,800	-
Amortization	-	(2,653)	(2,653)	(1,123)	(1,172)	(261)	(97)
Translation adjustment	(634)	-	(634)	(334)	(203)	(94)	(3)
Balance at June 30, 2019	39,587	(14,434)	25,153	14,843	7,025	2,733	552
Addition	92	-	92	-	-	-	92
Amortization	-	(4,532)	(4,532)	(3,003)	(1,139)	(232)	(158)
Impairment	-	(1,306)	(1,306)	-	-	(1,080)	(226)
Translation adjustment	(434)	-	(434)	(286)	(102)	(33)	(13)
Balance at June 30, 2020	$39,245	$(20,272)	$18,973	$11,554	$5,784	$1,388	$247

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense for the years ended June 30, 2020 and 2019 was $4,532 and $2,653, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows:

Fiscal Year
2021	$3,173
2022	2,989
2023	2,827
2024	2,679
2025	2,495
Thereafter	4,810

F. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows:

	2020	2019
Customer deposits	$11,541	$14,924
Salaries and wages	5,116	6,982
Distributor rebates	3,769	2,943
Retirement benefits	3,559	2,730
Warranty	3,520	3,034
Other	8,875	11,033
	$36,380	$41,646

G. WARRANTY

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

	2020	2019

Reserve balance, July 1	$3,736	$4,407
Current period expense and adjustments	10,369	3,323
Payments or credits to customers	(9,629)	(3,953)
Translation adjustment	(16)	(41)
Reserve balance, June 30	$4,460	3,736

Included in expense in the year ending June 30, 2020 is a non-recurring warranty charge in the amount of $6,233, to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($3,520 and $3,034 for fiscal 2020 and 2019, respectively) is reflected in accrued liabilities, while the long-term portion ($940 and $702 for fiscal 2020 and 2019, respectively) is included in other long-term liabilities on the consolidated balance sheets.

H. DEBT

Long-term debt consisted of the following at June 30:

	2020	2019
Credit Agreement Debt
Revolving loans (expire June 2023)	$16,641	$22,666
Term loan (due March 2026)	17,500	19,500
PPP loan	8,200	-
Other	246	325
Subtotal	42,587	42,491
Less: current maturities	(4,691)	(2,000)
Total long-term debt	$37,896	40,491

Credit Agreement Debt:

On June 29, 2018, the Company entered into a new credit agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO”) that provided for the assignment and assumption of the previously existing loans between the Company and Bank of Montreal and subsequent amendments into a term loan (the “Term Loan”) and revolving credit loans (each a “Revolving Loan” and, collectively, the “Revolving Loans,” and, together with the Term Loan, the “Loans”). Pursuant to the Credit Agreement, BMO agreed to make the Term Loan to the Company in a principal amount not to exceed $35,000 and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate, $50,000 (the “Revolving Credit Commitment”). The Credit Agreement also allows the Company to obtain Letters of Credit from BMO, which if drawn upon by the beneficiary thereof and paid by BMO, would become Revolving Loans.

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

On September 25, 2018, the Company used the proceeds of a stock offering (see Note J, Shareholders’ Equity) of $32,210 to partially pay down the Term Loan and Revolving Loans.

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

On January 28, 2020, the Company entered into a third amendment (the “Third Amendment”). The Third Amendment restated the financial covenant provisions related to the maximum allowable ratio of total funded debt to EBITDA from 3.00 to 1.00 to 4.00 to 1.00 for the quarter ended December 27, 2019, 5.00 to 1.00 for the quarter ending March 27, 2020, 4.00 to 1.00 for the quarter ending June 30, 2020, 3.50 to 1.00 for the quarter ending September 25, 2020 and 3.00 to 1.00 for quarters ending on or after December 25, 2020. For purposes of determining EBITDA, the Third Amendment added back extraordinary expenses (not to exceed $3,900 million) related to the previously reported isolated product performance issue on one of the Company’s oil and gas transmission models at certain installations. Under the Third Amendment, the applicable margin for revolving loans, letters of credit, and term loans was between 1.25% and 3.375%, depending on the Company’s total funded debt to EBITDA ratio.

On April 17, 2020, in connection with a loan obtained under the Payment Protection Plan (the “PPP Loan”) as described below, the Company entered into a fourth amendment (the “Fourth Amendment”). The Fourth Amendment: (1) permitted the Company to incur indebtedness in the form of the PPP Loan notwithstanding the Credit Agreement’s restrictions limiting the Company’s ability to incur indebtedness, and (2) provides that the PPP Loan (to the extent that the Loan is forgiven) shall be disregarded for purposes of calculating financial covenants in the Credit Agreement (the “Covenants”). Any unforgiven portion of the Loan and the interest thereon will not be disregarded for purposes of calculating the Covenants.

On July 22, 2020, the Company entered into a fifth amendment (the "Fifth Amendment"), which is effective June 30, 2020. Under this amendment, (a) the Revolving Loan availability was reduced from $50,000 to $45,000, (b) the quarterly payments occurring on September 30, 2020 and December 31, 2020 are changed to be interest-only payments at the Company's option, and (c) the applicable margin on the Term Loan was increased from 3.375% to 3.875%. As a result of this amendment, $1,000 of principal payments originally due in fiscal 2021 have been deferred to fiscal 2026.

In addition, the Company was given financial covenant relief for the quarters ended June 30, 2020 through June 30, 2021. During this period, in lieu of the Total Funded Debt to EBITDA ratio financial covenant, the Company is required to maintain a minimum cumulative EBITDA, as follows: (1) $1,000 for the fiscal quarter ended June 30, 2020 and the two fiscal quarters ending September 25, 2020; (2) $2,500 for the three fiscal quarters ending December 25, 2020; (3) $6,000 for the four fiscal quarters ending March 26, 2021; and (4) $10,000 for the four fiscal quarters ending June 30, 2021.

The Company also entered into a Deposit Account Control Agreement with the Bank, reflecting the Bank’s security interest in deposit accounts the Company maintains with the Bank. Under the Fifth Amendment, the Bank may not provide a notice of exclusive control of a deposit account (thereby obtaining exclusive control of the account) prior to the occurrence or existence of a Default or an Event of Default under the Credit Agreement or otherwise upon the occurrence or existence of an event or condition that would, but for the passage of time or the giving of notice, constitute a Default or an Event of Default under the Credit Agreement.

The Company is also required to maintain a minimum liquidity level, and abide by certain cash dividend and capital expenditure restrictions.

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

The PPP Loan:

On April 17, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $8,200 made to the Company under the Payment Protection Plan ("PPP"). The PPP is a liquidity facility program established by the U.S. government as part of the CARES Act in response to the negative economic impact of the COVID-19 outbreak. The PPP Loan to the Company is being administered by BMO. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months. Beginning November 17, 2020, seven months from the date of the PPP Note, the Company is required to make monthly payments of principal and interest.

The PPP Loan is a forgivable loan to the extent proceeds are used to cover qualified documented payroll, mortgage interest, rent, and utility costs over a 24-week measurement period (as amended) following loan funding. For the loan to be forgiven, the Company is required to formally apply for forgiveness, and potentially, required to pass an audit that it met the eligibility qualifications of the loan. Within 150 days from the application, the Company will be notified whether or not the loan is forgiven.

In accounting for the terms of the PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, it recorded the proceeds of the PPP Loan of $8,200 as debt and it will derecognize the liability when the loan is paid off or it believes forgiveness is reasonably certain. The Company believes that the possibility of loan forgiveness is to be regarded as a contingent gain and therefore will not recognize the gain (and derecognize the loan) until all uncertainty is removed (i.e. all conditions for forgiveness are met).

Other:

Other long-term debt pertains mainly to a financing arrangement in Europe. During fiscal 2019, the Company entered into sale leaseback agreements with a leasing company covering various Company vehicles. Under the terms of the agreements, the Company received $329 in cash proceeds and agreed to lease back those same vehicles under various terms, ranging from 3 to 5 years. Under ASC 842, Leases, these agreements are required to be accounted for as financing transactions. Consequently, the Company recorded long-term liabilities for the proceeds received, and they are reduced as lease payments are made. These liabilities carry implied interest rates ranging from 7% to 25%. A total amount of $74 in principal was paid on these liabilities during the current fiscal year.

During fiscal year 2020, the average interest rate was 3.64% on the Term Loan, and 2.72% on the Revolving Loans.

As of June 30, 2020, the Company’s borrowing capacity under the terms of the Credit Agreement was approximately $43,681 and the Company had approximately $27,040 of available borrowings.

The Company’s borrowings described above approximates fair value at June 30, 2020 and June 30, 2019. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Term Loan is covered by an interest rate swap arrangement with Bank of Montreal, with an outstanding notional amount of $17,500 and a maturity date of March 4, 2026. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note S, Derivative Financial Instruments.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year
2021	$4,691
2022	6,672
2023	18,684
2024	2,016
2025	2,000
Thereafter	8,524
$42,587

Other lines of credit:

The Company has established unsecured lines of credit, which may be withdrawn at the option of the banks.  Under these arrangements, the Company has unused and available credit lines of $943 with a weighted average interest rate of 5.6% as of June 30, 2020, and $952 with a weighted average interest rate of 5.0% as of June 30, 2019.

I. LEASE OBLIGATIONS

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

The components of lease expense for the years ended June 30 were as follows:

	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$188	$27
Interest on lease liabilities	56	8
Operating lease cost	3,137	3,348
Short-term lease cost	64	40
Variable lease cost	58	37
Total lease cost	3,503	3,460
Less: Sublease income	(212)	(222)
Net lease cost	$3,291	$3,238

Other information related to leases was as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,141	$3,338
Operating cash flows from finance leases	167	18
Financing cash flows from finance leases	56	9
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	2,757	13,875
Finance leases	592	553
Weighted average remaining lease term (years):
Operating leases	10.7	11.1
Finance lease	4.0	4.8
Weighted average discount rate:
Operating leases	7.4%	7.7%
Finance leases	6.2%	7.3%

Approximate future minimum rental commitments under non-cancellable leases as of June 30, 2020 were as follows:

	Operating Leases	Finance Leases
2021	$2,724	$284
2022	2,233	284
2023	1,988	275
2024	1,793	234
2025	1,567	31
Thereafter	10,930	-
Total future lease payments	21,235	1,108
Less: Amount representing interest	(6,773)	(118)
Present value of future payments	$14,462	$990

The following table provides a summary of leases recorded on the consolidated balance sheet at June 30.

	Balance Sheet Location	2020	2019
Lease Assets
Operating lease right-of-use assets	Property, plant and equipment, net	$14,448	$14,138
Finance lease right-of-use assets	Property, plant and equipment, net	959	545

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$1,724	$1,933
Operating lease liabilities	Lease obligations	12,738	12,197
Finance lease liabilities	Accrued liabilities	233	104
Finance lease liabilities	Lease obligations	757	449

Subsequent Event:

On July 31, 2020, the Company finalized an agreement to lease a manufacturing, assembly and office facility in Lufkin, Texas. The lease was entered into with the local government as part of the city’s economic development program. The new lease has an initial term of 15 years and a base rent of $427 per year. The Company will record $4,500 in finance lease right-of-use assets and $4,500 in finance lease liabilities. In addition to the lease, the Company has certain leasehold improvements which were made to the facility amounting to $1,041.

J. SHAREHOLDERS' EQUITY

The Company completed the sale of 1,533,334 shares of its common stock through a registered offering which closed on September 25, 2018, at a price to the public of $22.50 per share. The net proceeds received by the Company and after underwriting expenses of $2,070 and offering expenses of $220, were $32,210 and were recorded as common shares as of June 30, 2020. The proceeds were used to partially pay down the Term Loan and Revolving Loans (see Note H, Debt).

The total number of shares of common stock outstanding at June 30, 2020 and 2019 was 13,405,993 and 13,240,278, respectively. At June 30, 2020 and 2019, treasury stock consisted of 1,226,809 and 1,392,524 shares of common stock, respectively. The Company issued 186,226 and 157,043 shares of treasury stock in fiscal 2020 and 2019, respectively, to fulfill its obligations under the stock option plans and restricted stock and performance share award grants, as well as the contingent consideration related to the acquisition of Veth Propulsion Holding B.V. The Company also recorded forfeitures of 20,511 and 3,784 shares of previously issued restricted stock in fiscal 2020 and 2019, respectively. The difference between the cost of treasury shares and the option price is recorded in common stock.

Under an authorization given by the Board of Directors on July 27, 2012, the Company is permitted to make open market purchases of its common stock.  The Company did not make any open market purchases during the two most recent fiscal years.  As of June 30, 2020 and 2019, 315,000 shares remain authorized for purchase.

Cash dividends per share were $0.00 in both fiscal 2020 and 2019.

The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 150,000 shares of the preferred stock as Series A Junior Preferred Stock.

The components of accumulated other comprehensive loss included in equity as of June 30, 2020 and 2019 are as follows:

	2020	2019
Translation adjustments	$3,454	$4,439
Net loss on cash flow hedge derivatives, net of income taxes of $341 and $156, respectively	(1,104)	(509)
Benefit plan adjustments, net of income taxes of $13,316 and $12,707 respectively	(43,576)	(41,901)
Accumulated other comprehensive loss	$(41,226)	$(37,971)

A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the years ended June 30, 2020 and June 30, 2019 is as follows:

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2019	$4,439	$(41,901)	$(509)
Other comprehensive loss before reclassifications	(985)	(3,792)	(595)
Amounts reclassified from accumulated other comprehensive loss	-	2,117	-
Net current period other comprehensive loss	(985)	(1,675)	(595)
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2018	$7,085	$(30,877)	$-
Other comprehensive loss before reclassifications	(2,646)	(6,068)	(509)
Release stranded tax effects	-	(6,903)	-
Amounts reclassified from accumulated other comprehensive loss	-	1,947	-
Net current period other comprehensive loss	(2,646)	(11,024)	(509)
Balance at June 30, 2019	$4,439	$(41,901)	$(509)

A reconciliation for the reclassifications out of accumulated other comprehensive income (loss), net of tax for the year ended June 30, 2020 is as follows:

Amount
Reclassified
Amortization of benefit plan items
Actuarial losses	$(2,982)
Transition asset and prior service benefit	195
Total before tax benefit	(2,787)
Tax benefit	670
Total reclassification net of tax	$(2,117)

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

Net sales by product group is summarized as follows:

	2020	2019
Industrial	$26,343	$34,042
Land-based transmissions	62,697	112,793
Marine and propulsion systems	152,501	150,237
Other	5,297	5,591
Total	$246,838	$302,663

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

Information about the Company's segments, before intercompany eliminations, is summarized as follows:

2020	Manufacturing	Distribution	Total
Net Sales	$227,565	$95,824	$323,389
Intra-segment sales	14,230	12,889	27,119
Inter-segment sales	43,854	5,578	49,432
Interest income	346	22	368
Interest expense	2,128	-	2,128
Income taxes	(2,027)	268	(1,759)
Depreciation and amortization	11,151	379	11,530
Net (loss) income attributable to Twin Disc	(31,603)	553	(31,050)
Assets	365,417	43,118	408,535
Expenditures for segment assets	9,615	734	10,349

2019	Manufacturing	Distribution	Total
Net Sales	$280,428	$106,481	$386,909
Intra-segment sales	20,384	14,026	34,410
Inter-segment sales	46,078	3,758	49,836
Interest income	1,154	26	1,180
Interest expense	3,086	(37)	3,049
Income taxes	7,939	353	8,292
Depreciation and amortization	12,893	402	13,295
Net income attributable to Twin Disc	25,062	248	25,310
Assets	384,612	46,076	430,688
Expenditures for segment assets	10,725	663	11,388

The following is a reconciliation of reportable segment net sales and net (loss) income to the Company’s consolidated totals:

	2020	2019
Net sales:
Total net sales from reportable segments	$323,389	$386,909
Elimination of inter-company sales	(76,551)	(84,246)
Total consolidated net sales	$246,838	$302,663

Net (loss) income attributable to Twin Disc:
Total net (loss) income from reportable segments	$(31,050)	$25,310
Other adjustments and corporate expenses	(8,767)	(14,637)
Total consolidated net (loss) income attributable to Twin Disc	$(39,817)	$10,673

Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and global functional expenses.

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2020
Interest income	$368	$(290)	$78
Interest expense	2,128	(268)	1,860
Income taxes	(1,759)	(2,410)	(4,169)
Depreciation and amortization	11,530	395	11,925
Assets	408,535	(114,408)	294,127
Expenditures for segment assets	10,349	350	10,699

2019
Interest income	$1,180	$(1,137)	$43
Interest expense	3,049	(1,122)	1,927
Income taxes	8,292	(4,581)	3,711
Depreciation and amortization	13,295	317	13,612
Assets	430,688	(83,818)	346,870
Expenditures for segment assets	11,388	591	11,979

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows:

	2020	2019
Net sales
United States	$83,771	$132,467
Netherlands	39,501	31,521
China	26,354	28,772
Austria	12,552	10,464
Australia	12,438	12,463
Italy	11,802	12,755
Canada	5,664	10,875
Other countries	54,756	63,346
Total	$246,838	$302,663

Net sales by geographic region are based on product shipment destination.

Long-lived assets primarily pertain to property, plant and equipment and exclude goodwill, other intangibles, and deferred income taxes. They are summarized as follows:

	2020	2019
Long-lived assets
United States	$41,996	$41,233
Netherlands	12,659	13,186
Belgium	8,363	8,595
Switzerland	6,804	6,810
Italy	1,697	1,894
Other countries	5,205	3,298
Total	$76,724	$75,016

The Company has one distributor customer, primarily of its manufacturing segment, that accounted for 10% of total Company sales for fiscal 2020. There were no customers that accounted for 10% of consolidated net sales in fiscal 2019.

Disaggregated revenue:

The following tables present details deemed most relevant to the users of the financial statements for the years ended June 30, 2020 and June 30, 2019.

Net sales by product group for the year ended June 30, 2020 is summarized as follows:

	Manufacturing	Distribution	Elimination of Intercompany Sales	Total
Industrial	$24,143	$5,634	$(3,434)	$26,343
Land-based transmissions	63,523	25,699	(26,525)	62,697
Marine and propulsion systems	139,833	59,212	(46,544)	152,501
Other	66	5,279	(48)	5,297
Total	$227,565	$95,824	$(76,551)	$246,838

Net sales by product group for the year ended June 30, 2019 is summarized as follows:

	Manufacturing	Distribution	Elimination of Intercompany Sales	Total
Industrial	$30,393	$8,079	$(4,430)	$34,042
Land-based transmissions	111,260	30,483	(28,950)	112,793
Marine and propulsion systems	138,704	62,329	(50,796)	150,237
Other	71	5,590	(70)	5,591
Total	$280,428	$106,481	$(84,246)	$302,663

L. STOCK-BASED COMPENSATION

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

Shares available for future awards as of June 30 were as follows:

	2020	2019
2018 LTI Plan	492,591	742,325
2010 Directors' Plan	12,865	61,354

Performance Stock Awards (“PSA”)

In fiscal 2020 and 2019, the Company granted a target number of 131,688 and 50,004 PSAs, respectively, to various employees of the Company, including executive officers.

The PSAs granted in fiscal 2020 will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2022. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 184,766. Based upon actual results to date, the Company is not currently accruing compensation expense for these PSAs.

The PSAs granted in fiscal 2019 will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual Earnings Per Share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2021. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 67,007. Based upon actual results to date, the Company is not currently accruing compensation expense for these PSAs.

There were 167,848 and 96,124 unvested PSAs outstanding at June 30, 2020 and 2019, respectively. A total of 13,844 and 0 shares of performance stock awards were forfeited during fiscal 2020 and 2019, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation (benefit) expense for the year ended June 30, 2020 and 2019, related PSAs, was ($368) and $1,196, respectively. The tax (expense) benefit from compensation (benefit) expense for the year ended June 30, 2020 and 2019, related PSAs, was ($87) and $278, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2020 was $14.78. At June 30, 2020, the Company had $2,480 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2020 and 2019 awards. The total fair value of performance stock awards vested in fiscal 2020 was $167. The total fair value of performance stock awards vested in fiscal 2019 was $1,228.

Restricted Stock Awards (“RS”)

The Company has unvested RS outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation over the vesting period, which is generally 1 to 3 years. During fiscal 2020 and 2019, the Company granted 180,379 and 43,305 service based restricted shares, respectively, to employees and non-employee directors in each year. A total of 20,511 and 3,784 shares of restricted stock were forfeited during fiscal 2020 and 2019, respectively. There were 231,379 and 172,637 unvested shares outstanding at June 30, 2020 and 2019, respectively. Compensation expense of $1,200 and $1,096 was recognized during the year ended June 30, 2020 and 2019, respectively, related to these service-based awards. The tax benefit from compensation expense for the year ended June 30, 2020 and 2019 related to these service-based awards, was $283 and $255, respectively. The total fair value of restricted stock grants vested in fiscal 2020 and 2019 was $1,241 and $2,391, respectively. As of June 30, 2020, the Company had $1,307 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. During fiscal 2019, the Company granted 37,950 RSUs to various employees of the Company, including executive officers. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 37,950 unvested RSUs outstanding at June 30, 2020 and June 30, 2019. Compensation expense of $326 and $299 was recognized during the year ended June 30, 2020 and 2019, respectively. The tax benefit from compensation expense for the year ended June 30, 2020 and 2019, related to these service-based awards, was $77 and $69, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2020 was $25.77. As of June 30, 2020, the Company had $353 of unrecognized compensation expense related to RSUs which will be recognized over the next two years.

Stock Options

The 2010 Directors’ Plan may grant options to purchase shares of common stock, at the discretion of the Board of Directors, to non-employee directors who are elected or reelected to the board, or who continue to serve on the board. Such options carry an exercise price equal to the fair market value of the Company’s common stock as of the date of grant, vest immediately, and expire ten years after the date of grant. Options granted under the 2018 Employee Incentive Plan are determined to be non-qualified or incentive stock options as of the date of grant, and may carry a vesting schedule. For options under the 2018 Employee Incentive Plan that are intended to qualify as incentive stock options, if the optionee owns more than 10% of the total combined voting power of the Company’s stock, the price will not be less than 110% of the grant date fair market value and the options expire five years after the date of grant. There were no incentive options granted to a greater than 10% shareholder during the years presented. There were no options outstanding under the 2010 Directors’ Plan and the 2018 Employee Incentive Plan as of June 30, 2020 and 2019.

M. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,820 and $2,385 in fiscal 2020 and 2019, respectively. Total engineering and development costs were $10,998 and $12,594 in fiscal 2020 and 2019, respectively.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2020 and 2019 was June 30.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive (loss) income as of June 30:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$107,322	$105,012	$7,451	$8,077
Service cost	653	795	17	19
Interest cost	3,305	4,020	219	305
Actuarial loss	3,161	6,718	211	18
Contributions by plan participants	93	103	352	389
Benefits paid	(9,014)	(9,326)	(1,191)	(1,357)
Benefit obligation, end of year	$105,520	$107,322	$7,059	$7,451

Change in plan assets:
Fair value of assets, beginning of year	$87,291	$90,258	$-	$-
Actual return on plan assets	3,541	4,125	-	-
Employer contribution	1,373	2,131	839	968
Contributions by plan participants	93	103	352	389
Benefits paid	(9,014)	(9,326)	(1,191)	(1,357)
Fair value of assets, end of year	$83,284	$87,291	$-	$-

Funded status	$(22,236)	$(20,031)	$(7,059)	$(7,451)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$-	$3	$-	$-
Accrued liabilities - current	(276)	(645)	(1,081)	(962)
Accrued retirement benefits - noncurrent	(21,960)	(19,389)	(5,978)	(6,489)
Net amount recognized	$(22,236)	$(20,031)	$(7,059)	$(7,451)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$158	$178	$-	$-
Prior service cost	104	144	(697)	(908)
Actuarial net loss	43,548	42,185	463	302
Net amount recognized	$43,810	$42,507	$(234)	$(606)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified defined benefit and other postretirement benefit plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$35	$-
Prior service cost	45	(275)
Actuarial net loss	3,246	-
Net amount to be recognized	$3,326	(275)

The accumulated benefit obligation for all defined benefit pension plans was approximately $105,520 and $107,322 at June 30, 2020 and 2019, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2020	2019
Projected and accumulated benefit obligation	$105,520	$102,879
Fair value of plan assets	83,284	82,845

Components of Net Periodic Benefit Cost:

	Pension Benefits
	2020	2019
Service cost	$648	$792
Interest cost	3,304	4,019
Expected return on plan assets	(4,894)	(5,238)
Amortization of transition obligation	35	34
Amortization of prior service cost	45	64
Amortization of actuarial net loss	2,982	2,710
Net periodic benefit cost	$2,120	2,381

	Other Postretirement Benefits
	2020	2019
Service cost	$17	$18
Interest cost	219	304
Amortization of prior service cost	(274)	(274)
Net periodic benefit cost	$(38)	$48

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2020 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss	$4,770	$211
Amortization of transition asset	(35)	-
Amortization of prior service (cost) benefit	(45)	275
Amortization of net (loss) gain	(2,978)	-
Total recognized in other comprehensive income	1,712	486
Net periodic benefit cost	2,120	(38)
Total recognized in net periodic benefit cost and other comprehensive income	$3,832	$448

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2019 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss	$8,098	$18
Prior service cost	(211)	-
Amortization of transition asset	(34)	-
Amortization of prior service (cost) benefit	(64)	275
Amortization of net (loss) gain	(2,711)	-
Total recognized in other comprehensive income	5,078	293
Net periodic benefit cost	2,381	48
Total recognized in net periodic benefit cost and other comprehensive income	$7,459	$341

Additional Information

Assumptions

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine benefit obligations at June 30
	2020	2019	2020	2019
Discount rate	2.49%	3.22%	2.37%	3.15%
Expected return on plan assets	5.89%	6.04%

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine net periodic benefit costs for years ended June 30
	2020	2019	2020	2019
Discount rate	3.22%	4.01%	3.15%	4.09%
Expected return on plan assets	6.04%	6.74%

The assumed weighted-average healthcare cost trend rate was 6.25% in 2020, grading down to 5% in 2025. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $84 and the service and interest cost by approximately $3. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $71 and the service and interest cost by approximately $3.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2020 and 2019 by asset category were as follows:

	Target	June 30
Asset Category	Allocation	2020	2019
Equity securities	51%	47%	49%
Debt securities	40%	44%	42%
Real estate	9%	9%	9%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The U.S. pension plans held 98,211 shares of Company stock with a fair market value of $544 (0.7% of total plan assets) at June 30, 2020 and 98,211 shares with a fair market value of $1,483 (1.7% of total plan assets) at June 30, 2019.

The U.S. plans have a long-term return assumption of 6.10%. This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories. The weighted average long-term return across all plans is 5.89%.

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments
Level II	Unadjusted quoted prices in active markets for similar instruments, or
Unadjusted quoted prices for identical or similar instruments in markets that are not active, or
Other inputs that are observable in the market or can be corroborated by observable market data
Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2020:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$920	$920	$-	$-
Equity securities:
Company common stock (a)	544	544	-	-
Common stock (a)	14,551	14,551	-	-
Mutual funds (b)	7,916	7,916	-	-
Annuity contracts (c)	6,095	-	-	6,095
Total	$30,026	$23,931	$-	$6,095
Investments Measured at Net Asset Value (d)	53,258
Total	$83,284

The following table presents plan assets using the fair value hierarchy as of June 30, 2019:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$971	$971	$-	$-
Equity securities:
Company common stock (a)	1,483	1,483	-	-
Common stock (a)	16,713	16,713	-	-
Mutual funds (b)	7,963	7,963	-	-
Annuity contracts (c)	6,171	-	-	6,171
Total	$33,301	$27,130	$-	$6,171
Investments Measured at Net Asset Value (d)	53,990
Total	$87,291

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

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of June 30, 2020 and June 30, 2019:

	2020	2019
Fixed income funds	$33,032	$33,568
International equity securities	2,840	3,168
Real estate	7,186	7,069
Hedged equity mutual funds	10,200	10,185
Total	$53,258	$53,990

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2020 and 2019:

	2020	2019
Beginning balance	$6,171	$6,113
Actual return on plan assets:
Relating to assets still held at reporting date	75	216
Purchases, sales and settlements, net	(151)	(158)
Ending balance	$6,095	$6,171

Cash Flows

Contributions

The Company expects to contribute $2,346 to its defined benefit pension plans in fiscal 2021.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits

2021	$8,944	$1,094
2022	8,230	843
2023	7,936	769
2024	7,547	693
2025	7,197	608
Years 2026 - 2030	32,605	2,273

The Company does not expect to make any Part D reimbursements for the periods presented.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $1,949 and $2,276 in fiscal 2020 and 2019, respectively.

O. INCOME TAXES

United States and foreign (loss) income before income taxes and minority interest were as follows:

	2020	2019
United States	$(29,332)	$7,059
Foreign	(14,408)	7,448
	$(43,740)	$14,507

The (benefit) provision for income taxes is comprised of the following:

	2020	2019
Currently payable:
Federal	$(149)	$248
State	30	261
Foreign	4,022	(3,644)
	3,903	(3,135)
Deferred:
Federal	(5,673)	920
State	(860)	(7)
Foreign	(1,539)	5,933
	(8,072)	6,846
	$(4,169)	$3,711

The components of the net deferred tax asset as of June 30 are summarized in the table below.

	2020	2019
Deferred tax assets:
Retirement plans and employee benefits	$7,934	$7,732
Foreign tax credit carryforwards	7,429	6,296
Federal tax credits	1,585	1,057
State net operating loss and other state credit carryforwards	1,696	1,269
Federal net operating loss	1,607	-
Inventory	205	757
Reserves	1,056	765
Foreign NOL carryforwards	555	775
Accruals	823	339
Right of use assets - operating leases	3,920	3,691
Disallowed interest	418	-
Disallowed PPP expenses	1,320	-
Other assets	832	656
	29,380	23,337
Deferred tax liabilities:
Property, plant and equipment	3,231	3,432
Intangibles	3,306	5,345
Long term operating lease obligations	3,855	3,617
Other liabilities	44	194
	10,436	12,588
Valuation allowance	-	-
Total net deferred tax assets	$18,944	$10,749

At June 30, 2020 the Company has net operating loss carryforwards (“NOLs”) of approximately $7,655 and $23,132 for federal and state income tax purposes, respectively, which will expire at various dates from fiscal year 2023 – 2040.  Federal NOLs generated in fiscal 2020 of $7,655 have an indefinite carryover period. The Company has federal and state tax credit carryforwards of approximately $9,410 and $975, respectively, which will expire at various dates from fiscal 2026 – 2040.

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

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations:

	2020	2019

U.S. federal income tax at 21%	$(9,185)	$3,046
Increases (reductions) in tax resulting from:
Foreign tax items	236	281
State taxes	(716)	209
Change in prior year estimate	(213)	(50)
Research and development tax credits	(412)	(306)
Goodwill impairment	4,814	-
Unrecognized tax benefits	9	158
Stock compensation	(93)	(153)
Rate changes	237	15
Deferred tax basis adjustments	(138)	(111)
Executive compensation	-	291
GILTI inclusion	1,220	284
FDII deduction	-	(74)
Other, net	72	121
	$(4,169)	$3,711

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the Internal Revenue Code. The Tax Act is generally applicable for tax years beginning after December 31, 2017, which is the Company’s fiscal year 2018. However, several provisions of the Tax Act have differing effective dates, meaning these provisions did not impact the Company’s financial statements until fiscal year 2019. The provisions impacting the Company’s fiscal year 2019 financial statements include the global intangible low taxed income (“GILTI”) income and foreign-derived intangible income (“FDII”) deduction and limitations on the deductibility of executive compensation.

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

Global Intangible Low Taxed Income (“GILTI”): The Tax Act changed the foreign source income calculations and related foreign tax credit amounts. The GILTI require 10% domestic shareholders (US Shareholders) of controlled foreign corporations (CFC’s) to include in gross income annually the U.S. Shareholders’ pro rata share of GILTI for the year.

Foreign Derived Intangible Income (“FDII”): The Tax Act provides companies with a new permanent deduction. An incentive for C corporations to generate revenue from serving foreign markets, the provision applies a preferential tax rate to eligible income. The new tax law assumes a fixed rate of return on a corporation’s tangible assets. Any remaining income is deemed to be generated by intangible assets.

The Company has not provided additional U.S. income taxes on cumulative earnings of consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that these earnings remain permanently invested, and has no plans to repatriate funds to the U.S. for the foreseeable future. These earnings relate to ongoing operations and were approximately $1,729 and $6,208 at June 30, 2020 and June 30, 2019, respectively. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, the company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2016 through 2020 for our major operations in Italy, Belgium and Japan. The tax years open to examination in the U.S. are for years subsequent to fiscal 2016.

The Company has approximately $918 and $938 of unrecognized tax benefits as of June 30, 2020 and June 30, 2019, respectively, which, if recognized would impact the effective tax rate. During the fiscal year the amount of unrecognized tax benefits decreased primarily due to statute of limitations that expired. During the next twelve months, the Company anticipates closure of the Wisconsin income tax audit for the periods fiscal year 2010 through fiscal year 2013. This could result in a significant change to the unrecognized tax benefits. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits as of June 30:

	2020	2019
Unrecognized tax benefits, beginning of year	$938	$816
Additions based on tax positions related to the prior year	17	31
Additions based on tax positions related to the current year	87	91
Reductions based on tax positions related to the prior year	(19)	-
Subtractions due to statutes closing	(105)	-
Unrecognized tax benefits, end of year	$918	$938

Substantially all of the Company’s unrecognized tax benefits as of June 30, 3020, if recognized, would affect the effective tax rate. As of June 30, 2020 and 2019, the amounts accrued for interest and penalties totaled $185 and $148, respectively, and are not included in the reconciliation above.

P. CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, are not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows, either individually or in the aggregate.

Q. RESTRUCTURING OF OPERATIONS AND OTHER OPERATING INCOME

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

These actions resulted in restructuring charges of $1,953 and $1,179 in fiscal 2020 and 2019, respectively.

Restructuring activities since June 2015 have resulted in the elimination of 207 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through June 30, 2020 were $12,405.

During the second quarter of fiscal 2020, a marine propulsion development program, for which the Company had provided development and production services, was terminated. The cost of exiting the contract consisted of a noncash write-off of assets and liabilities relating to the program amounting to $2,185, and a cash settlement to satisfy supplier commitments associated with the program amounting to $1,000. The Company has classified the total contract exit cost of $3,185 as a restructuring charge within the manufacturing segment, in the year ended June 30, 2020.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2018	$90
Additions	1,179
Payments and adjustments	(1,269)
Accrued restructuring liability, June 30, 2019	-
Additions	5,138
Payments and adjustments	(5,054)
Accrued restructuring liability, June 30, 2020	$84

Other Operating Income – Sale of Mill Log Business

On February 7, 2019, as part of its ongoing initiative to focus resources on core manufacturing and product development activities, the Company entered into an asset purchase agreement with one of its major distributor customers. Under this agreement, the Company sold substantially all of the assets and intangible rights of Mill-Log Equipment Co., Inc. and Mill-Log Wilson Equipment Ltd. (the “Mill Log Business”), its wholly-owned subsidiaries which distributed Twin Disc products in the northwestern U.S. and western Canada territories. The Mill Log Business reported pre-tax loss of $1,374 in fiscal 2019. The results of operations from the Mill Log Business were reported as part of the Company’s distribution segment. Assets sold consisted primarily of inventories, with a carrying value of $6,298, and property and equipment including right-of-use leases, with a carrying value of $592. The sale closed on March 4, 2019 and the Company received a total consideration of $7,658, consisting of cash proceeds of $5,158 and a note receivable for $2,500 due on March 4, 2020. As of June 30, 2020, the Company has agreed to a revised payment schedule after collecting $500, and is carrying the balance of $1,200 and $800 in other current assets and other assets, respectively. The Company recognized a pre-tax gain on sale of the Mill Log Business of $768, and recorded it as part of other operating income in the statement of operations in fiscal 2019.

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

On May 13, 2019, the Company issued 139,347 shares of the Company’s common stock, with a fair value of $1,991 in settlement of the contingent consideration. Under ASC 805, Business Combinations, any change in fair value of the contingent consideration is recognized in the current period statement of operations and comprehensive (loss) income and is not an adjustment to the opening balance sheet or the determination of goodwill. Accordingly, the Company recognized a gain of $809, after foreign exchange impact; this amount is reported as other operating income in fiscal 2019.

R. EARNINGS PER SHARE

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

The components of basic and diluted earnings per share were as follows:

	2020	2019
Basic:
Net (loss) income	$(39,571)	$10,796
Less: Net earnings attributable to noncontrolling interest	(246)	(123)
Less: Undistributed earnings attributable to unvested shares	-	(148)
Net (loss) income available to Twin Disc shareholders	(39,817)	10,525

Weighted average shares outstanding - basic	13,153	12,571

Basic (Loss) Income Per Share:
Net (loss) income per share - basic	$(3.03)	$0.84

Diluted:
Net (loss) income	$(39,571)	$10,796
Less: Net earnings attributable to noncontrolling interest	(246)	(123)
Less: Undistributed earnings attributable to unvested shares	-	(148)
Net (loss) income available to Twin Disc shareholders	(39,817)	10,525

Weighted average shares outstanding - basic	13,153	12,571
Effect of dilutive stock awards	-	111
Weighted average shares outstanding - diluted	13,153	12,682

Diluted (Loss) Income Per Share:
Net (loss) income per share - diluted	$(3.03)	$0.83

The following potential common shares were excluded from diluted EPS for the year ended June 30, 2020 as the Company reported a net loss: 167,848 related to the Company’s unvested PSAs, 231,379 related to the Company’s unvested RS awards, and 37,950 related to the Company’s unvested RSUs.

The following potential common shares were excluded from diluted EPS for the year ended June 30, 2019 because they were anti-dilutive: 80,164 related to the Company’s unvested PSAs, 172,637 related to the Company’s unvested RS awards, 13,123 related to the Company’s unvested RSUs, and 3,483 related to outstanding stock options.

S. DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Swaps Designated as Cash Flow Hedges

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s LIBOR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its consolidated statements of operations and comprehensive (loss) income. Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than twelve months.

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $1,104 and $509 for the years ended June 30, 2020 and 2019, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $392 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other expense, net in the consolidated statement of operations and comprehensive (loss) income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2020 and 2019 was the euro. At June 30, 2020, one of the Company’s foreign subsidiaries had one outstanding forward exchange contract to purchase U.S. dollars in the notional value of $1,247 with a weighted average maturity of 7 days. The fair value of the Company’s contract was a loss of $9 at June 30, 2020. The Company had no outstanding forward exchange contracts at June 30, 2019.

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

The fair value of derivative instruments included in the consolidated balance sheets at June 30 were as follows:

	Balance Sheet Location	2020	2019
Derivatives designated as hedges:
Interest rate swaps	Accrued liabilities	$392	$122
Interest rate swaps	Other long-term liabilities	1,052	544

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive (loss) income for the years ended June 30 was as follows:

	Statement of Comprehensive (Loss)
	Income Location	2020	2019
Derivatives designated as hedges:
Interest rate swaps	Interest expense	$171	$1
Interest rate swaps	Unrealized loss on cash flow hedge	(595)	(509)

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$(9)	$4

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended June 30, 2020 and 2019 (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions(1)	Period

2020:
Allowance for losses on accounts receivable	$1,582	$399	$241	$1,740

Reserve for inventory obsolescence	$10,463	$1,532	$2,132	$9,863

2019:
Allowance for losses on accounts receivable	$1,478	$236	$132	$1,582

Reserve for inventory obsolescence	$8,427	$1,934	$(102)	$10,463

(1) Activity primarily represents amounts written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K for Year Ended June 30, 2020

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

m)

Form of Restricted Stock Award Grant Agreement for restricted stock grants on August 1, 2019 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 7, 2019). File No. 001-07635.

n)

Form of Performance Stock Award Grant Agreement for award of performance shares on October 31, 2019 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated November 5, 2019). File No. 001-07635.

o)

Form of Restricted Stock Award Grant Agreement for restricted stock grants on October 31, 2019 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated November 5, 2019). File No. 001-07635.

p)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 6, 2020 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2020). File No. 001-07635.

q)

Form of Restricted Stock Award Grant Agreement for restricted stock grants on August 6, 2020 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 12, 2020). File No. 001-07635.

r)

Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

s)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.4, 10.5 and 10.6 of the Company’s Form 8-K dated August 6, 2018). File No. 001-07635.
t)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
u)	Credit Agreement Between Twin Disc, Incorporated and BMO Harris Bank, dated June 29, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 3, 2018). File No. 001-07635.
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

cc)

Collateral Assignment of Rights under Purchase Agreement from Twin Disc, Incorporated and Twin Disc NL Holding B.V. in favor of BMO Harris Bank N.A., dated July 2, 2018. (Incorporated by reference to Exhibit 10.9 of the Company’s Form 8-K dated July 3, 2018). File No. 001-07635.

dd)

First Amendment to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated September 21, 2018). File No. 001-07635.

ee)

Amendment No. 2 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated March 6, 2019). File No. 001-07635.

ff)	Amended and Restated Term Note between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated March 6, 2019). File No. 001-07635.
gg)

Amendment No. 3 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated January 30, 2020). File No. 001-07635.

hh)

Promissory Note dated April 17, 2020, entered into by Twin Disc, Incorporated, as borrower, for the benefit of BMO Harris Bank, N.A., as lender (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 21, 2020). File No. 001-07635.

ii)

Amendment No. 4 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated April 21, 2020). File No. 001-07635.

jj)

Amendment No. 5 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated July 28, 2020). File No. 001-07635.

kk)

Second Amended and Restated Revolving Note between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated July 28, 2020). File No. 001-07635.

ll)

Form of Deposit Account Control Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.3 of the Company’s Form 8-K dated July 28, 2020). File No. 001-07635.

mm)

ISDA Master Agreement and Schedule, dated April 11, 2019, between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 2019). File No. 001-07635.

nn)

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

August 26, 2020	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 26, 2020	By: /s/ DAVID B. RAYBURN
David B. Rayburn
Chairman of the Board

August 26, 2020	By: /s/ JOHN H. BATTEN
John H. Batten
Chief Executive Officer

August 26, 2020	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

August 26, 2020	By: /s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller (Chief Accounting Officer)

August 26, 2020	Michael Doar, Director
Janet P. Giesselman, Director
David W. Johnson, Director
Michael C. Smiley, Director
Harold M. Stratton II, Director
David R. Zimmer, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Attorney in Fact)