Form 10-Q
period 2020-09-25
TWIN DISC INC
filed 2020-11-03
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 25, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).          Yes ☒          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

At October 28, 2020, the registrant had 13,567,600 shares of its common stock outstanding.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 25, 2020	June 30, 2020

ASSETS
Current assets:
Cash	$9,313	$10,688
Trade accounts receivable, net	31,824	30,682
Inventories	120,216	120,607
Prepaid expenses	5,277	5,269
Other	5,946	6,739
Total current assets	172,576	173,985

Property, plant and equipment, net	77,775	72,732
Intangible assets, net	18,817	18,973
Deferred income taxes	29,057	24,445
Other assets	4,118	3,992

Total assets	$302,343	$294,127

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,700	$4,691
Accounts payable	23,293	25,663
Accrued liabilities	42,432	36,380
Total current liabilities	69,425	66,734

Long-term debt	39,016	37,896
Lease obligations	17,836	13,495
Accrued retirement benefits	27,600	27,938
Deferred income taxes	5,527	5,501
Other long-term liabilities	2,384	2,605

Total liabilities	161,788	154,169

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	40,814	42,756
Retained earnings	152,676	156,655
Accumulated other comprehensive loss	(36,998)	(41,226)
	156,492	158,185
Less treasury stock, at cost (1,080,698 and 1,226,809 shares, respectively)	16,560	18,796

Total Twin Disc shareholders' equity	139,932	139,389

Noncontrolling interest	623	569

Total equity	140,555	139,958

Total liabilities and equity	$302,343	$294,127

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended
	September 25, 2020	September 27, 2019

Net sales	$46,143	$59,290
Cost of goods sold	35,866	49,654
Gross profit	10,277	9,636

Marketing, engineering and administrative expenses	13,022	16,346
Restructuring expenses	405	121
Loss from operations	(3,150)	(6,831)

Interest expense	573	389
Other expense (income), net	1,143	691
	1,716	1,080

Loss before income taxes and noncontrolling interest	(4,866)	(7,911)
Income tax benefit	(929)	(1,618)

Net Loss	(3,937)	(6,293)
Less: Net earnings attributable to noncontrolling interest, net of tax	(42)	(18)

Net Loss attributable to Twin Disc	$(3,979)	$(6,311)

Loss per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(0.30)	$(0.48)
Diluted loss per share attributable to Twin Disc common shareholders	$(0.30)	$(0.48)

Weighted average shares outstanding data:
Basic shares outstanding	13,197	13,111
Diluted shares outstanding	13,197	13,111

Comprehensive income (loss)
Net loss	$(3,937)	$(6,293)
Benefit plan adjustments, net of income taxes of $177, and $169, respectively	553	557
Foreign currency translation adjustment	3,612	(2,996)
Unrealized gain (loss) on cash flow hedge, net of income taxes of $22 and ($44), respectively	75	(143)
Comprehensive income (loss)	303	(8,875)
Less: Comprehensive income attributable to noncontrolling interest	(55)	(36)

Comprehensive income (loss) attributable to Twin Disc	$248	$(8,911)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarter Ended
	September 25, 2020	September 27, 2019

Cash flows from operating activities:

Net loss	$(3,937)	$(6,293)
Adjustments to reconcile net loss to net cash (used) provided by operating activities, net of acquired assets:
Depreciation and amortization	2,758	2,926
Provision for deferred income taxes	(4,908)	(1,663)
Stock compensation expense and other non-cash changes, net	709	457
Net change in operating assets and liabilities	4,662	6,054

Net cash (used) provided by operating activities	(716)	1,481

Cash flows from investing activities:

Acquisitions of fixed assets	(1,419)	(4,037)
Proceeds from sale of fixed assets	19	29
Proceeds from sale of Mill Log	300	-
Other, net	(129)	(129)

Net cash used by investing activities	(1,229)	(4,137)

Cash flows from financing activities:

Borrowings under revolving loan arrangement	18,301	33,095
Repayments of revolver loans	(18,674)	(25,397)
Repayments of other long term debt	(155)	-
Payments of withholding taxes on stock compensation	(224)	(913)
Dividends paid to noncontrolling interest	-	(127)

Net cash (used) provided by financing activities	(752)	6,658

Effect of exchange rate changes on cash	1,322	141

Net change in cash	(1,375)	4,143

Cash:
Beginning of period	10,688	12,362

End of period	$9,313	$16,505

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include adjustments, consisting primarily of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for June 30, 2020. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Recently Adopted Accounting Standards

In August 2018, the FASB issued updated guidance (ASU 2018-13) as part of the disclosure framework project, which focuses on improving the effectiveness of disclosures in the notes to the financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The Company adopted this guidance effective July 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.

In August 2018, the FASB issued updated guidance (ASU 2018-14) intended to modify the disclosure requirements for employers that sponsor defined benefit pension or postretirement plans. The Company adopted this guidance effective July 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.

New Accounting Releases

In June 2016, the FASB issued updated guidance (ASU 2016-13) and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, and for smaller reporting companies for fiscal years beginning after December 15, 2022 (the Company’s fiscal 2024), with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company is currently evaluating the potential impact of this guidance on the Company’s disclosures.

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

B.	Inventories

The major classes of inventories were as follows:

	September 25, 2020	June 30, 2020
Inventories:
Finished parts	$61,762	$62,394
Work in process	18,510	17,844
Raw materials	39,944	40,369
	$120,216	$120,607

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended September 25, 2020 and September 27, 2019:

	For the Quarter Ended
	September 25, 2020	September 27, 2019
Reserve balance, beginning of period	$4,460	$3,736
Current period expense and adjustments	1,034	5,448
Payments or credits to customers	(848)	(2,031)
Translation	36	(46)
Reserve balance, end of period	$4,682	$7,107

Included in expense in the quarters ended September 25, 2020 and September 27, 2019 is a non-recurring warranty charge in the amount of $188 and $3,889, respectively, to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($3,863 and $6,253 as of September 25, 2020 and September 27, 2019, respectively) is reflected in accrued liabilities, while the long-term portion ($819 and $854 as of September 25, 2020 and September 27, 2019, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended
	September 25, 2020	September 27, 2019
Net sales
Manufacturing segment sales	$38,495	$54,561
Distribution segment sales	22,506	22,428
Inter/Intra segment elimination – manufacturing	(10,738)	(13,830)
Inter/Intra segment elimination – distribution	(4,120)	(3,869)
	$46,143	$59,290
Net (loss) income attributable to Twin Disc
Manufacturing segment net loss	$(2,662)	$(4,855)
Distribution segment net income	1,155	1,092
Corporate and eliminations	(2,472)	(2,548)
	$(3,979)	$(6,311)

	September 25, 2020	June 30, 2020
Assets
Manufacturing segment assets	$369,621	$365,417
Distribution segment assets	43,844	43,118
Corporate assets and elimination of intercompany assets	(111,122)	(114,408)
	$302,343	$294,127

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended September 25, 2020 and September 27, 2019.

Net sales by product group for the quarter ended September 25, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$4,806	$1,370	$(393)	$5,783
Land-based transmissions	10,494	6,067	(4,728)	11,833
Marine and propulsion systems	23,179	12,759	(9,732)	26,206
Other	16	2,310	(5)	2,321
Total	$38,495	$22,506	$(14,858)	$46,143

Net sales by product group for the quarter ended September 27, 2019 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$6,808	$1,468	$(812)	$7,464
Land-based transmissions	17,414	5,480	(7,376)	15,518
Marine and propulsion systems	30,320	14,211	(9,510)	35,021
Other	19	1,269	(1)	1,287
Total	$54,561	$22,428	$(17,699)	$59,290

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2021 and 2020, the Company granted a target number of 265.3 and 71.7 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2021 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average free cash flow (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2023. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and free cash flow for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 397.9. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

The fiscal 2020 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual EPS (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2022. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 94.8. Based upon actual results to date, the Company is not currently accruing compensation expense for these PSAs.

There were 433.1 and 167.8 unvested PSAs outstanding at September 25, 2020 and September 27, 2019, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $87 and $72 was recognized for the quarters ended September 25, 2020 and September 27, 2019, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at September 25, 2020 was $9.26. At September 25, 2020, the Company had $3,923 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2021, 2020 and 2019 awards. The total fair value of PSAs vested as of September 25, 2020 and September 27, 2019 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2021 and 2020, the Company granted 151.6 and 86.4 service based restricted shares, respectively, to employees and non-employee directors. There were 332.8 and 178.8 unvested shares outstanding at September 25, 2020 and September 27, 2019, respectively. Compensation expense of $339 and $306 was recognized for the quarters ended September 25, 2020 and September 27, 2019, respectively. The total fair value of restricted stock grants vested as of September 25, 2020 and September 27, 2019 was $293 and $1,017, respectively. As of September 25, 2020, the Company had $1,842 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 38.0 unvested RSUs outstanding at September 25, 2020 and at September 27, 2019. Compensation expense of $82 and $81 was recognized for the quarters ended September 25, 2020 and September 27, 2019, respectively. The weighted average grant date fair value of the unvested awards at September 25, 2020 was $25.77. As of September 25, 2020, the Company had $272 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

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

	For the Quarter Ended
	September 25, 2020	September 27, 2019
Pension Benefits:
Service cost	$142	$212
Prior service cost	16	-
Interest cost	668	906
Expected return on plan assets	(1,132)	(1,248)
Amortization of transition obligation	9	9
Amortization of prior service cost	(4)	(4)
Amortization of actuarial net loss	811	784
Net periodic benefit cost	$510	$659

Postretirement Benefits:
Service cost	$4	$4
Interest cost	39	55
Amortization of prior service cost	(69)	(69)
Net periodic benefit (gain) cost	$(26)	$(10)

The Company expects to contribute approximately $2,346 to its pension plans in fiscal 2021. As of September 25, 2020, the amount of $151 in contributions has been made.

The Company has reclassified $553 (net of $177 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 25, 2020, and $557 (net of $169 in taxes) during the quarter ended September 27, 2019. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the quarters ended September 25, 2020 and September 27, 2019, the Company’s effective income tax rate was 19.1% and 20.5% respectively. The mix of income earned by jurisdiction net of the changes in the tax preference items recognized resulted in a minimal change in rate of 1.4%.

The spread of the COVID-19 outbreak (the global pandemic declared by the World Health Organization in March 2020) has caused significant volatility and uncertainty in U.S. and international markets. On March 27, 2020 the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act in 2017. In addition, governments around the world continue to initiate various forms of assistance. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such it is uncertain as to the full magnitude that the COVID-19 outbreak will have on the Company’s financial condition, liquidity, and future results of operations.

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

The Company has approximately $1,138 of unrecognized tax benefits, including related interest and penalties, as of September 25, 2020, which, if recognized, would favorably impact the effective tax rate. There was no significant change in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 25, 2020. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2013 through 2019. The tax year open to exam in the Netherlands is fiscal 2019. The tax years open to examination in the U.S. are for years subsequent to fiscal 2016. The state of Wisconsin income tax audit remains ongoing for the fiscal years 2011 through 2013. It is reasonably possible that other audit cycles will be completed during fiscal 2021.

I.     Intangible Assets

As of September 25, 2020, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2020	$39,245	$(20,272)	$18,973	$11,554	$5,784	$1,388	$247
Amortization	-	(835)	(835)	(465)	(303)	(45)	(22)
Translation adjustment	679	-	679	413	208	49	9
Balance at September 25, 2020	$39,924	$(21,107)	$18,817	$11,502	$5,689	$1,392	$234

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense was $835 and $1,129 for the quarters ended September 25, 2020, and September 27, 2019, respectively. Estimated intangible amortization expense for the remainder of fiscal 2021 and each of the next five fiscal years is as follows:

Fiscal Year
2021	$2,450
2022	3,094
2023	2,926
2024	2,774
2025	2,587
2026	1,264

J.	Long-term Debt

Long-term debt at September 25, 2020 and June 30, 2020 consisted of the following:

	September 25, 2020	June 30, 2020
Credit Agreement Debt
Revolving loans (expire June 2023)	$16,783	$16,641
Term loan (due March 2026)	17,500	17,500
PPP loan	8,200	8,200
Other	233	246
Subtotal	42,716	42,587
Less: current maturities	(3,700)	(4,691)
Total long-term debt	$39,016	$37,896

Credit Agreement Debt: The Company’s credit agreement debt represents borrowings made under the credit agreement, as amended, which it entered into with BMO Harris Bank N.A, on June 29, 2018 (“Credit Agreement”). As a result of the most recent amendment of July 22, 2020, the revolving loan facility has been amended from $50,000 to $45,000, and the term loan principal quarterly payments of $500 payable on September 30, 2020 and December 31, 2020 were deferred to fiscal 2026. Interest rate margins on the term loan also changed, from 3.375% to 3.875%.

As of September 25, 2020, current maturities include $1,500 of term loan payments due within a year.

Also as a result of the most recent amendment, the Company was given financial covenant relief for the quarters ended June 30, 2020 through June 30, 2021. During this period, in lieu of the Total Funded Debt to EBITDA ratio financial covenant, the Company is required to maintain a minimum cumulative EBITDA, as follows: (1) $1,000 for the fiscal quarter ended June 30, 2020 and the two fiscal quarters ending September 25, 2020; (2) $2,500 for the three fiscal quarters ending December 25, 2020; (3) $6,000 for the four fiscal quarters ending March 26, 2021; and (4) $10,000 for the four fiscal quarters ending June 30, 2021. As of September 25, 2020, the Company was in compliance with financial covenants.

The Credit Agreement, including its amendments, is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2020, as well as in Item 2 of this quarterly report.

The PPP Loan: On April 17, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $8,200 made to the Company under the Paycheck Protection Program ("PPP"). The PPP is a liquidity facility program established by the U.S. government as part of the CARES Act in response to the negative economic impact of the COVID-19 outbreak. The PPP Loan to the Company is being administered by BMO. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are due starting on May 2021. PPP Loan recipients can be granted forgiveness for all or a portion of loans granted subject to certain conditions, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent and utilities. The Company has started the process of applying for loan forgiveness.

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

As of September 25, 2020, current maturities include $2,200 of PPP principal payments due within a year.

The PPP Loan is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2020, as well as in Item 2 of this quarterly report.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $21 in principal was paid on these liabilities during the current fiscal year.

During the quarter ended September 25, 2020, the average interest rate was 4.03% on the Term Loan, and 4.25% on the Revolving Loans.

As of September 25, 2020, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $40,894, and the Company had approximately $24,111 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at September 25, 2020 and June 30, 2020. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of September 25, 2020, the notional amount was $17,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

K.	Shareholders’ Equity

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of September 25, 2020 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended September 25, 2020 and September 27, 2019.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarters of 2021 and 2020:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2019	$45,047	$196,472	$(37,971)	$(21,332)	$602	$182,818
Net (loss) income		(6,311)			18	(6,293)
Translation adjustments			(3,014)		18	(2,996)
Benefit plan adjustments, net of tax			557			557
Unrealized loss on cash flow hedge, net of tax			(143)			(143)
Cash dividends					(127)	(127)
Compensation expense	459					459
Shares (acquired) issued, net	(2,324)			1,412		(912)
Balance, September 27, 2019	$43,182	$190,161	$(40,571)	$(19,920)	$511	$173,363

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2020	$42,756	$156,655	$(41,226)	$(18,796)	$569	$139,958
Net (loss) income		(3,979)			42	(3,937)
Translation adjustments			3,600		12	3,612
Benefit plan adjustments, net of tax			553			553
Unrealized gain on cash flow hedge, net of tax			75			75
Compensation expense	518					518
Shares (acquired) issued, net	(2,460)			2,236		(224)
Balance, September 25, 2020	$40,814	$152,676	$(36,998)	$(16,560)	$623	$140,555

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 25, 2020, and September 27, 2019 are as follows:

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2019	$4,439	$(41,901)	$(509)
Translation adjustment during the quarter	(3,014)	-	-
Amounts reclassified from accumulated other comprehensive income	-	557	(143)
Net current period other comprehensive (loss) income	(3,014)	557	(143)
Balance at September 27, 2019	$1,425	$(41,344)	$(652)

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)
Translation adjustment during the quarter	3,600	-	-
Amounts reclassified from accumulated other comprehensive income	-	553	75
Net current period other comprehensive income	3,600	553	75
Balance at September 25, 2020	$7,054	$(43,023)	$(1,029)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 25, 2020 are as follows:

	Amount Reclassified
	Quarter Ended
	September 25, 2020
Changes in benefit plan items
Actuarial losses	$794	(a)
Transition asset and prior service benefit	(64	)(a)
Total amortization	730
Income taxes	177
Total reclassification net of tax	$553

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 27, 2019 is as follows:

	Amount Reclassified
	Quarter Ended
	September 27, 2019
Changes in benefit plan items
Actuarial losses	$790	(a)
Transition asset and prior service benefit	(64	)(a)
Total amortization	726
Income taxes	169
Total reclassification net of tax	$557

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

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

These actions resulted in restructuring charges of $405 in the quarter ended September 25, 2020, and restructuring charges of $121 for the quarter ended September 27, 2019.

Restructuring activities since June 2015 have resulted in the elimination of 249 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through September 25, 2020 were $12,810.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2020	$84
Additions	405
Payments, adjustments and write-offs during the year	(355)
Accrued restructuring liability, September 25, 2020	$134

M.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended
	September 25, 2020	September 27, 2019
Basic:
Net loss	$(3,937)	$(6,293)
Less: Net earnings attributable to noncontrolling interest	(42)	(18)
Less: Undistributed earnings attributable to unvested shares	-	-
Net loss available to Twin Disc shareholders	(3,979)	(6,311)

Weighted average shares outstanding - basic	13,197	13,111

Basic Loss Per Share:
Net loss per share - basic	$(0.30)	$(0.48)

Diluted:
Net loss	$(3,937)	$(6,293)
Less: Net earnings attributable to noncontrolling interest	(42)	(18)
Less: Undistributed earnings attributable to unvested shares	-	-
Net loss available to Twin Disc shareholders	(3,979)	(6,311)

Weighted average shares outstanding - basic	13,197	13,111
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	13,197	13,111

Diluted Loss Per Share:
Net loss per share - diluted	$(0.30)	$(0.48)

The following potential common shares were excluded from diluted EPS for the quarter ended September 25, 2020 as the Company reported a net loss: 433.1 related to the Company’s unvested PSAs, 332.8 related to the Company’s unvested RS awards, and 38.0 related to the Company’s unvested RSUs.

The following potential common shares were excluded from diluted EPS for the quarter ended September 27, 2019 as the Company reported a net loss: 167.8 related to the Company’s unvested PSAs, 178.8 related to the Company’s unvested RS awards, 38.0 related to the Company’s unvested RSUs, and 3.6 related to outstanding stock options.

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

The components of lease expense were as follows:

	For the Quarter Ended
	September 25, 2020	September 27, 2019
Finance lease cost:
Amortization of right-of-use assets	$119	$36
Interest on lease liabilities	17	12
Operating lease cost	762	781
Short-term lease cost	9	17
Variable lease cost	16	16
Total lease cost	923	862
Less: Sublease income	(56)	(53)
Net lease cost	$867	$809

Other information related to leases was as follows:

	For the Quarter Ended
	September 25, 2020	September 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$762	$778
Operating cash flows from finance leases	135	30
Financing cash flows from finance leases	17	12
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	-	351
Finance leases	4,616	224
Weighted average remaining lease term (years):
Operating leases	10.7	11.1
Finance lease	12.8	4.6
Weighted average discount rate:
Operating leases	7.4%	7.7%
Finance leases	5.2%	7.0%

Approximate future minimum rental commitments under non-cancellable leases as of September 25, 2020 were as follows:

	Operating Leases	Finance Leases
2021	$2,039	$562
2022	2,293	749
2023	2,042	740
2024	1,842	697
2025	1,616	475
Thereafter	11,290	4,305
Total future lease payments	21,122	7,528
Less: Amount representing interest	(6,723)	(1,989)
Present value of future payments	$14,399	$5,539

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	September 25, 2020	June 30, 2020
Lease Assets
Operating lease right-of-use assets	Property, plant and equipment, net	$14,383	$14,448
Finance lease right-of-use assets	Property, plant and equipment, net	5,484	959

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$1,629	$1,724
Operating lease liabilities	Lease obligations	12,770	12,738
Finance lease liabilities	Accrued liabilities	473	233
Finance lease liabilities	Lease obligations	5,066	757

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of September 25, 2020, with a notional amount of $17,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $1,029 and $1,104 as of September 25, 2020 and June 30, 2020, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $378 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. At September 25, 2020, one of the Company’s foreign subsidiaries had one outstanding forward exchange contract to purchase U.S. dollars in the notional value of $711 with a weighted average maturity of 6 days. The fair value of the Company’s contract was a loss of $13 at September 25, 2020. At June 30, 2020, the same foreign subsidiary had one outstanding forward exchange contract to purchase U.S. dollars in the notional value of $1,247 with a weighted average maturity of 7 days. The fair value of the Company’s contract was a loss of $9 at June 30, 2020.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	September 25, 2020	June 30, 2020
Derivative designated as hedge:
Interest rate swap	Accrued liabilities	$353	$392
Interest rate swap	Other long-term liabilities	993	1,052

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive income (loss) for the quarters ended September 25, 2020 and September 27, 2019, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended
	Income Location	September 25, 2020	September 27, 2019
Derivative designated as hedge:
Interest rate swap	Interest expense	$98	$11
Interest rate swap	Unrealized loss on cash flow hedge	75	(143)

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$(13)	$-

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of September 25, 2020, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2020, as supplemented in this Quarterly Report, could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)

	Quarter Ended
	September 25, 2020	% of Net Sales	September 27, 2019	% of Net Sales
Net sales	$46,143		$59,290
Cost of goods sold	35,866		49,654
Gross profit	10,277	22.3%	9,636	16.3%
Marketing, engineering and administrative expenses	13,022	28.2%	16,346	27.6%
Restructuring of operations	405	0.9%	121	0.2%
Loss from operations	$(3,150)	-6.8%	$(6,831)	-11.5%

Comparison of the First Quarter of Fiscal 2021 with the First Quarter of Fiscal 2020

Net sales for the first quarter decreased 22.2%, or $13.1 million, to $46.1 million from $59.3 million in the same quarter a year ago. The Company experienced a broad-based softening in demand across the oil and gas, industrial and marine markets, due in large part to the continued impacts of the COVID-19 crisis on the Company’s global markets. Global demand for industrial products declined 22.5% from the prior year, while off-highway transmission demand fell by 23.7% and marine and propulsion fell by 25.2%. The North American region suffered the most significant sales decline ($7.5 million or 34.2%) due to continued weakness in the North American oil and gas market and a general decline across all markets. The North American region declined from 37% of total sales in the prior year first quarter to 31% in the fiscal 2021 first quarter. The European region saw a similar decline ($6.3 million and 29.3%), with similar weakness across the markets served. Sales into the Asia Pacific region increased slightly ($0.2 million or 1.6%), due to stable demand for oil and gas units in China and an improving marine market in Australia. Currency translation had a favorable impact on first quarter fiscal 2021 sales compared to the first quarter of the prior year totaling $1.5 million primarily due to the strengthening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 29.4%, or $16.1 million, versus the same quarter last year. The U.S. manufacturing operation experienced a 39.8%, or $12.6 million, decrease in sales versus the first fiscal quarter of 2020, with weakness across all product lines, including weaker demand for the Company’s oil and gas related products, industrial and marine products. The Company’s operation in the Netherlands was down $4.1 million (31.2%) compared to first fiscal quarter of 2020, with many boat construction projects being delayed due to the COVID-19 crisis. The Company’s Belgian operation saw a slight increase compared to the prior year (6.0% or $0.3 million), primarily currency exchange driven, with some market strength in Asia. The Company’s Italian manufacturing operations, also benefiting from some positive exchange impact, were up $0.4 million (8.1%) compared to the first quarter of 2020. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was essentially equal to the prior year first fiscal quarter.

Our distribution segment experienced a very minor increase (0.3%, or $0.1 million) in sales compared to the first quarter of fiscal 2020. The Company’s Asian distribution operations in Singapore, China and Japan were up 2.7% from the prior year on stable demand for the Company’s commercial marine, oil and gas, and patrol craft products in the region. The Company’s North America distribution operation saw a decline of 36.7% on overall weakness across the domestic markets served. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw strong growth (41.6% increase from the prior year first fiscal quarter), on improving pleasure craft marine market trends in the region. The Company’s European distribution operation saw an increase of $0.3 million (6.1%).

Gross profit as a percentage of sales for the first quarter of fiscal 2021 increased to 22.3%, compared to 16.3% for the same period last year. This increase is largely due to a $3.9 million expense recorded in the prior year first quarter for an isolated product performance issue related to one of the Company’s oil and gas transmission models. The Company continued to experience an unfavorable product mix profile ($1.6 million) and reduced volume ($3.0 million). These negative impacts were partially offset by cost reduction activities ($0.9 million) and foreign COVID-19 relief programs ($0.4 million).

For the fiscal 2021 first quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 28.2%, compared to 27.6% for the fiscal 2020 first quarter. ME&A expenses decreased $3.3 million (20.3%) versus the same period last fiscal year. The decrease in ME&A spending for the quarter was comprised of decreases to bonus expense ($0.4 million), domestic salaries and benefits ($1.5 million), marketing expenses ($0.3 million), corporate travel ($0.3 million) and general cost containment actions ($0.8 million).

The Company incurred $0.4 million in restructuring charges during the first quarter of fiscal 2021, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense increased to $0.6 million in the first quarter of fiscal 2021, compared to $0.4 million for the first quarter of the prior fiscal year. This increase reflects a higher average interest rate during the current year, partially offset by a lower average balance.

The unfavorable movement in other expense (income) compared to the prior year is primarily due to the impact of currency movements related to the euro and Australian dollar.

The fiscal 2021 first quarter tax rate of 19.1% is slightly lower than the prior year rate of 20.5%. The decrease in the fiscal 2021 rate is primarily a function of the mix of earnings and losses across the various jurisdictional tax rates.

Financial Condition, Liquidity and Capital Resources

Comparison between September 25, 2020 and June 30, 2020

As of September 25, 2020, the Company had net working capital of $103.2 million, which represents a decrease of $4.1 million, or 3.8%, from the net working capital of $107.3 million as of June 30, 2020.

Cash decreased $1.4 million to $9.3 million as of September 25, 2020, versus $10.7 million as of June 30, 2020. The majority of the cash as of September 25, 2020 is at the Company’s overseas operations in Europe ($4.0 million) and Asia-Pacific ($4.2 million).

Trade receivables of $31.8 million were up $1.1 million, or approximately 3.7%, when compared to last fiscal year-end. The impact of foreign currency translation was to increase accounts receivable by $0.7 million versus June 30, 2020. As a percent of sales, trade receivables finished at 69.0% in the first quarter of fiscal 2021 compared to 62.2% for the comparable period in fiscal 2020 and 51.7% for the fourth quarter of fiscal 2020.

Inventories decreased by $0.4 million, or 0.3%, versus June 30, 2020 to $120.2 million. The impact of foreign currency translation was to increase inventories by $1.8 million versus June 30, 2020. The remaining decrease was seen primarily at the Company’s North American operation, driven by improved purchasing discipline and the initial impacts of a renewed sales, inventory and operations planning (SIOP) process. On a consolidated basis, as of September 25, 2020, the Company’s backlog of orders to be shipped over the next six months approximates $69.4 million, compared to $66.6 million at June 30, 2020 and $96.7 million at September 27, 2019. As a percentage of six-month backlog, inventory has decreased from 181% at June 30, 2020 to 173% at September 25, 2020.

Net property, plant and equipment was up $5.0 million (6.9%) to $77.8 million versus $72.7 million at June 30, 2020. The primary reason for the increase is the recording of the right-of-use asset for the lease of the recently completed building in Lufkin, TX. In addition, the Company had capital spending ($1.4 million) and a favorable exchange impact, partially offset by depreciation ($1.9 million). The capital spending in the quarter reflects a continuation of the Company’s strategy to modernize machine tools and improve manufacturing efficiency through improved technology, including investment in the new facility in Lufkin, TX. In total, the Company expects to invest between $5 and $7 million in capital assets in fiscal 2021. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 25, 2020 of $23.3 million was down $2.4 million, or 9.2%, from June 30, 2020. The impact of foreign currency translation was to increase accounts payable by $0.5 million versus June 30, 2020. The remaining decrease is primarily related to the reduced purchasing activities in light of reduced volume in the quarter and a focus on inventory reduction.

Total borrowings and long-term debt as of September 25, 2020 increased just $0.1 million to $42.7 million versus $42.6 million at June 30, 2020. During the first quarter, the Company incurred negative free cash flow (defined as operating cash flow less acquisitions of fixed assets) of $2.1 million and ended the quarter with total debt, net of cash, of $33.4 million, compared to $31.9 million at June 30, 2020, for a net change of $1.5 million.

Total equity increased $0.6 million, or 0.4%, to $140.6 million as of September 25, 2020. The net loss during the quarter decreased equity by $4.0 million, partially offset by a favorable foreign currency translation of $3.6 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $0.3 million. The net remaining increase in equity of $0.7 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

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

On July 22, 2020, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement that amends the Credit Agreement dated as of June 29, 2018, as amended between the Company and BMO. The Fifth Amendment reduced BMO’s Revolving Credit Commitment from $50.0 million to $45.0 million. The Fifth Amendment also gives the Company the option to make interest-only payments on the Term Loan for quarterly payments occurring on September 30, 2020 and December 31, 2020, and limits the Company’s Capital Expenditures for the fiscal year ending June 30, 2021 to $10.0 million.

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

On April 17, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $8.2 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (“PPP”). The PPP was established under the CARES Act and is a program under the U.S. Small Business Administration (the “SBA”). The PPP Loan to the Company is administered by BMO. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are due starting in May 2021.

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

The Company is closely tracking qualified expenses to ensure its compliance with the PPP requirements and to support its application for forgiveness.  As of September 25, 2020, the Company estimates that the amount of expenses qualifying for forgiveness it has incurred to date is approximately $8.2 million.  These expenses are included in cost of goods sold and marketing, engineering and administrative expenses in the accompanying statement of operations and comprehensive income (loss).  While the forgiveness of the loan is not taxable, the expenses that were used by the funds are not deductible for tax purposes. Although the rules are still fluid and subject to revisions, currently the Company expects that at the end of the measurement period, it would be able to provide support and qualify for loan forgiveness in the amount of approximately $7.0 million to $7.6 million.  If, and when, forgiveness of this amount is assured, the Company would record this as a gain on debt extinguishment in fiscal 2021. This is described further in Note J, Long-term Debt, of the notes to the consolidated financial statements.

There are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $24.1 million of available borrowings under the Credit Agreement as of September 25, 2020. The Company expects to continue to generate enough cash from operations, as well as have sufficient capacity under its credit facilities, to meet its operating and investing needs. As of September 25, 2020, the Company also had cash of $9.3 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2021, the Company expects to contribute $2.3 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $4.1 million, or 3.8%, during the first quarter of fiscal 2021, and the current ratio fell slightly to 2.5 for September 25, 2020 from 2.6 at June 30, 2020. The decrease in net working capital was primarily driven by an increase in accrued expenses, partially offset by reduced accounts payable resulting from lower purchasing activity on reduced sales volume.

The Company expects capital expenditures to be approximately $5 million - $7 million in fiscal 2021. These anticipated expenditures reflect the Company’s plans to invest in modern equipment and facilities (including the new Lufkin, TX facility), its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

The Company has approximately $1.1 million of unrecognized tax benefits, including related interest and penalties, as of September 25, 2020, which, if recognized, would favorably impact the effective tax rate. See Note H, Income Taxes, of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2021 contributions to all defined benefit plans will total $2.3 million. As of September 25, 2020, $0.2 million in contributions have been made.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2020. There have been no significant changes to those accounting policies subsequent to June 30, 2020.

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

Item 1A.     Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2020 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 25, 2020, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2020	0	NA	0	315,000

August 1 – August 28, 2020	36,598	NA	0	315,000

August 29 – September 25, 2020	0	NA	0	315,000

Total	0	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and performance stock awards issued under the Twin Disc, Incorporated 2010 Long-Term Incentive Compensation Plan.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of September 25, 2020, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended September 25, 2020.

The discussion of limitations upon the payment of dividends as a result of the Credit Agreement between the Company and BMO Harris Bank, N.A., as discussed in Part I, Item 2, "Management's Discussion and Analysis " under the heading "Financial Condition, Liquidity and Capital Resources," is incorporated herein by reference.

Item 3.     Defaults Upon Senior Securities

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

31a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation Linkbase

101.DEF	Inline XBRL Definition Linkbase

101.LAB	Inline XBRL Label Linkbase

101.PRE	Inline XBRL Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: November 3, 2020	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer