Form 10-Q
period 2020-12-25
TWIN DISC INC
filed 2021-02-03
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 25, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐          No ☑

At January 28, 2021, the registrant had 13,643,695 shares of its common stock outstanding.

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 25, 2020	June 30, 2020

ASSETS
Current assets:
Cash	$11,838	$10,688
Trade accounts receivable, net	31,893	30,682
Inventories	122,161	120,607
Prepaid expenses	4,206	5,269
Other	5,096	6,739
Total current assets	175,194	173,985

Property, plant and equipment, net	78,187	72,732
Intangible assets, net	18,856	18,973
Deferred income taxes	30,924	24,445
Other assets	3,422	3,992

Total assets	$306,583	$294,127

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$5,569	$4,691
Accounts payable	26,615	25,663
Accrued liabilities	42,924	36,380
Total current liabilities	75,108	66,734

Long-term debt (Note J)	36,195	37,896
Lease obligations	18,099	13,495
Accrued retirement benefits	27,156	27,938
Deferred income taxes	5,564	5,501
Other long-term liabilities	2,066	2,605

Total liabilities	164,188	154,169

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	39,918	42,756
Retained earnings	148,363	156,655
Accumulated other comprehensive loss	(31,452)	(41,226)
	156,829	158,185
Less treasury stock, at cost (985,426 and 1,226,809 shares, respectively)	15,102	18,796

Total Twin Disc shareholders' equity	141,727	139,389

Noncontrolling interest	668	569

Total equity	142,395	139,958

Total liabilities and equity	$306,583	$294,127

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019

Net sales	$48,438	$59,536	$94,581	$118,826
Cost of goods sold	38,953	43,825	74,819	93,479
Gross profit	9,485	15,711	19,762	25,347

Marketing, engineering and administrative expenses	13,973	16,413	26,996	32,759
Restructuring expenses	120	4,248	525	4,369
Loss from operations	(4,608)	(4,950)	(7,759)	(11,781)

Interest expense	590	447	1,163	836
Other expense (income), net	1,719	29	2,862	720
	2,309	476	4,025	1,556

Loss before income taxes and noncontrolling interest	(6,917)	(5,426)	(11,784)	(13,337)
Income tax (benefit) expense	(2,637)	1,040	(3,567)	(578)

Net Loss	(4,280)	(6,466)	(8,217)	(12,759)
Less: Net earnings attributable to noncontrolling interest, net of tax	(33)	(50)	(75)	(68)

Net loss attributable to Twin Disc	$(4,313)	$(6,516)	$(8,292)	$(12,827)

Loss per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(0.33)	$(0.49)	$(0.63)	$(0.98)
Diluted loss per share attributable to Twin Disc common shareholders	$(0.33)	$(0.49)	$(0.63)	$(0.98)

Weighted average shares outstanding data:
Basic shares outstanding	13,255	13,164	13,227	13,135
Diluted shares outstanding	13,255	13,164	13,227	13,135

Comprehensive income (loss)
Net loss	$(4,280)	$(6,466)	$(8,217)	$(12,759)
Benefit plan adjustments, net of income taxes of $177, $169, $353 and $338, respectively	555	548	1,108	1,105
Foreign currency translation adjustment	4,899	1,647	8,511	(1,349)
Unrealized gain on cash flow hedge, net of income taxes of $32, ($45), $55 and ($1), respectively	104	146	179	3
Comprehensive income (loss)	1,278	(4,125)	1,581	(13,000)
Less: Comprehensive income attributable to noncontrolling interest	(45)	(50)	(99)	(86)

Comprehensive income (loss) attributable to Twin Disc	$1,233	$(4,175)	$1,482	$(13,086)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
	December 25, 2020	December 27, 2019

Cash flows from operating activities:

Net loss	$(8,217)	$(12,759)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquired assets:
Depreciation and amortization	5,523	5,926
Restructuring expenses	22	3,844
Provision for deferred income taxes	(7,122)	(3,901)
Stock compensation expense and other non-cash charges, net	1,317	774
Net change in operating assets and liabilities	11,254	6,232

Net cash provided by operating activities	2,777	116

Cash flows from investing activities:

Acquisitions of fixed assets	(2,788)	(6,860)
Proceeds on note receivable	600	-
Proceeds from sale of fixed assets	48	55
Other, net	(17)	(129)

Net cash used by investing activities	(2,157)	(6,934)

Cash flows from financing activities:

Borrowings under revolving loan arrangement	34,241	58,993
Repayments of revolver loans	(36,276)	(48,130)
Repayments of other long term debt	(261)	(603)
Payments of withholding taxes on stock compensation	(224)	(913)
Dividends paid to noncontrolling interest	-	(127)

Net cash (used) provided by financing activities	(2,520)	9,220

Effect of exchange rate changes on cash	3,050	72

Net change in cash	1,150	2,474

Cash:
Beginning of period	10,688	12,362

End of period	$11,838	$14,836

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

B.	Inventories

The major classes of inventories were as follows:

	December 25, 2020	June 30, 2020
Inventories:
Finished parts	$63,563	$62,394
Work in process	17,771	17,844
Raw materials	40,827	40,369
	$122,161	$120,607

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters and two quarters ended December 25, 2020 and December 27, 2019:

	For the Quarter Ended		For the Two Quarters Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Reserve balance, beginning of period	$4,682	$7,107	$4,460	$3,736
Current period expense and adjustments	711	681	1,745	6,129
Payments or credits to customers	(971)	(2,035)	(1,819)	(4,067)
Translation	52	22	88	(23)
Reserve balance, end of period	$4,474	$5,775	$4,474	$5,775

Included in expense in the two quarters ended December 25, 2020 and December 27, 2019 is a non-recurring warranty charge in the amount of $321 and $3,889, respectively, to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($3,676 and $4,856 as of December 25, 2020 and December 27, 2019, respectively) is reflected in accrued liabilities, while the long-term portion ($798 and $919 as of December 25, 2020 and December 27, 2019, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Net sales
Manufacturing segment sales	$41,705	$57,173	$80,200	$111,734
Distribution segment sales	23,223	22,025	45,729	44,452
Inter/Intra segment elimination – manufacturing	(12,170)	(15,105)	(22,908)	(28,935)
Inter/Intra segment elimination – distribution	(4,320)	(4,557)	(8,440)	(8,425)
	$48,438	$59,536	$94,581	$118,826
Net (loss) income attributable to Twin Disc
Manufacturing segment net loss	$(3,112)	$(2,936)	$(5,774)	$(7,791)
Distribution segment net income	500	842	1,655	1,934
Corporate and eliminations	(1,701)	(4,422)	(4,173)	(6,970)
	$(4,313)	$(6,516)	$(8,292)	$(12,827)

	December 25, 2020	June 30, 2020
Assets
Manufacturing segment assets	$373,405	$365,417
Distribution segment assets	45,534	43,118
Corporate assets and elimination of intercompany assets	(112,356)	(114,408)
	$306,583	$294,127

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters and two quarters ended December 25, 2020 and December 27, 2019.

Net sales by product group for the quarter ended December 25, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,287	$1,308	$(512)	$6,083
Land-based transmissions	10,101	6,308	(5,503)	10,906
Marine and propulsion systems	26,300	14,216	(10,464)	30,052
Other	17	1,391	(11)	1,397
Total	$41,705	$23,223	$(16,490)	$48,438

Net sales by product group for the quarter ended December 27, 2019 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,892	$1,484	$(751)	$6,625
Land-based transmissions	16,559	6,238	(7,492)	15,305
Marine and propulsion systems	34,700	13,418	(11,419)	36,699
Other	22	885	-	907
Total	$57,173	$22,025	$(19,662)	$59,536

Net sales by product group for the two quarters ended December 25, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$10,093	$2,679	$(905)	$11,867
Land-based transmissions	20,595	12,374	(10,231)	22,738
Marine and propulsion systems	49,479	26,975	(20,195)	56,259
Other	33	3,701	(17)	3,717
Total	$80,200	$45,729	$(31,348)	$94,581

Net sales by product group for the two quarters ended December 27, 2019 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$12,700	$2,952	$(1,564)	$14,088
Land-based transmissions	33,973	11,718	(14,867)	30,824
Marine and propulsion systems	65,020	27,628	(20,928)	71,720
Other	41	2,154	(1)	2,194
Total	$111,734	$44,452	$(37,360)	$118,826

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first two quarters of fiscal 2021 and 2020, the Company granted a target number of 265.3 and 131.7 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2021 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average free cash flow (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2023. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and free cash flow for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 397.9. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 433.1 and 214.0 unvested PSAs outstanding at December 25, 2020 and December 27, 2019, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense (income) of $131 and ($52) was recognized for the quarters ended December 25, 2020 and December 27, 2019, respectively, related to PSAs. Compensation expense of $228 and $20 was recognized for the two quarters ended December 25, 2020 and December 27, 2019, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at December 25, 2020 was $9.26. At December 25, 2020, the Company had $3,792 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2021, 2020 and 2019 awards. The total fair value of PSAs vested as of December 25, 2020 and December 27, 2019 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first two quarters of fiscal 2021 and 2020, the Company granted 246.8 and 180.4 service based restricted shares, respectively, to employees and non-employee directors. There were 380.9 and 231.4 unvested shares outstanding at December 25, 2020 and December 27, 2019, respectively. A total of 20.5 shares of restricted stock were forfeited during the two quarters ended December 27, 2019. Compensation expense of $350 and $218 was recognized for the quarters ended December 25, 2020 and December 27, 2019, respectively. Compensation expense of $689 and $524 was recognized for the two quarters ended December 25, 2020 and December 27, 2019, respectively. The total fair value of restricted stock grants vested as of December 25, 2020 and December 27, 2019 was $533 and $1,241, respectively. As of December 25, 2020, the Company had $2,014 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 38.0 unvested RSUs outstanding at December 25, 2020 and at December 27, 2019. Compensation expense of $81 and $81 was recognized for the quarters ended December 25, 2020 and December 27, 2019, respectively. Compensation expense of $163 and $163 was recognized for the two quarters ended December 25, 2020 and December 27, 2019, respectively. The weighted average grant date fair value of the unvested awards at December 25, 2020 was $25.77. As of December 25, 2020, the Company had $190 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

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

	For the Quarter Ended		For the Two Quarters Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Pension Benefits:
Service cost	$146	$194	$289	$406
Prior service cost	16	-	32	-
Interest cost	690	889	1,357	1,794
Expected return on plan assets	(1,133)	(1,240)	(2,266)	(2,488)
Amortization of transition obligation	9	9	18	17
Amortization of prior service cost	(4)	(4)	(8)	(7)
Amortization of actuarial net loss	811	784	1,623	1,568
Net periodic benefit cost	$535	$632	$1,045	$1,290

Postretirement Benefits:
Service cost	$4	$4	$8	$9
Interest cost	39	55	77	110
Amortization of prior service cost	(69)	(69)	(137)	(138)
Net periodic benefit gain	$(26)	$(10)	$(52)	$(19)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $2,346 to its pension plans in fiscal 2021. As of December 25, 2020, the amount of $391 in contributions has been made.

The Company has reclassified $555 (net of $177 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 25, 2020, and $548 (net of $169 in taxes) during the quarter ended December 27, 2019. The Company has reclassified $1,108 (net of $353 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 25, 2020, and $1,105 (net of $338 in taxes) during the two quarters ended December 27, 2019. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the two quarters ended December 25, 2020 and December 27, 2019, the Company’s effective income tax rate was 30.3% and 4.3% respectively. As the Global Intangible Low-Taxed Income (“GILTI”) regulations were not final in the prior year, the Company had a GILTI inclusion and no offsetting GILTI credits decreasing the rate by 18.6%. During the current quarter the Company was able to take advantage of the newly enacted high tax exception regulations which were passed on July 23, 2020. The company filed its federal tax return during the quarter utilizing the high tax exception and had no GILTI inclusion decreasing the rate by 9%.

The spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets. On March 27, 2020 the U.S. government enacted the Coronavirus Aid, Relief and Economic Security (the “CARES Act”). The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act in 2017. In addition, governments around the world continue to initiate various forms of assistance. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such it is uncertain as to the full magnitude that the COVID-19 outbreak will have on the Company’s financial condition, liquidity, and future results of operations.

The Consolidated Appropriations Act (“CAA”) of 2021 was signed into law on December 27, 2020. Since the Company closes the quarter on the last Friday of the period, which was December 25, 2020, the changes from the CAA will be reflected during the third fiscal quarter of 2021, the period in which the CAA was enacted. The Company does not anticipate a material impact to its effective tax rate.

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

The Company has approximately $926 of unrecognized tax benefits, including related interest and penalties, as of December 25, 2020, which, if recognized, would favorably impact the effective tax rate. During the quarter, the Company settled its Wisconsin income tax audit, which resulted in a minimal decrease to the unrecognized tax benefits. There were no other significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended December 25, 2020. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

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

I.	Intangible Assets

As of December 25, 2020, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2020	$39,245	$(20,272)	$18,973	$11,554	$5,784	$1,388	$247
Addition	2	-	2	-	-	-	2
Amortization	-	(1,678)	(1,678)	(936)	(610)	(91)	(41)
Translation adjustment	1,559	-	1,559	951	473	115	20
Balance at December 25, 2020	$40,806	$(21,950)	$18,856	$11,569	$5,647	$1,412	$228

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense was $843 and $1,143 for the quarters ended December 25, 2020, and December 27, 2019, respectively. Intangible amortization expense was $1,678 and $2,272 for the two quarters ended December 25, 2020, and December 27, 2019, respectively. Estimated intangible amortization expense for the remainder of fiscal 2021 and each of the next five fiscal years is as follows:

Fiscal Year
2021	$1,768
2022	3,240
2023	3,062
2024	2,906
2025	2,691
2026	1,325

J.	Long-term Debt

Long-term debt at December 25, 2020 and June 30, 2020 consisted of the following:

	December 25, 2020	June 30, 2020
Credit Agreement Debt
Revolving loans (expire June 2023)	$15,843	$16,641
Term loan (due March 2026)	17,500	17,500
PPP loan	8,200	8,200
Other	221	246
Subtotal	41,764	42,587
Less: current maturities	(5,569)	(4,691)
Total long-term debt	$36,195	$37,896

Credit Agreement Debt: The Company’s credit agreement debt represents borrowings made under the credit agreement, as amended, which it entered into with BMO Harris Bank N.A, (“BMO”) on June 29, 2018 (“Credit Agreement”). Under the agreement, the Company, among other obligations, is subject to a minimum EBITDA financial covenant. For the quarter ended December 25, 2020, the Company was subject to a minimum EBITDA of $2,500 for the most recent cumulative three quarters. The Company did not meet this minimum EBITDA requirement as of December 25, 2020.

On January 27, 2021, the Company and BMO entered into a forbearance agreement and amendment to the Credit Agreement (the “Forbearance Agreement”). Under this agreement, BMO agreed to forbear from exercising its rights and remedies against the Company with respect to its noncompliance with the minimum EBITDA covenant, for the period beginning with the date of the amendment through September 30, 2021. After this date, the forbearance period ends and, therefore, on December 31, 2021, the Company is subject to a total funded debt to EBITDA ratio of 3.00 to 1.00. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

The Company remains in compliance with its liquidity and other covenants, and has agreed to provide additional financial reports to BMO.

The Credit Agreement, including its amendments, is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2020, as well as in Item 2 of this quarterly report.

As of December 25, 2020, current maturities include $2,000 of term loan payments due within a year.

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

As of December 25, 2020, current maturities include $3,569 of PPP principal payments due within a year.

The PPP Loan is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2020, as well as in Item 2 of this quarterly report.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $45 in principal was paid on these liabilities during the current fiscal year.

During the two quarters ended December 25, 2020, the average interest rate was 4.03% on the Term Loan, and 4.25% on the Revolving Loans.

As of December 25, 2020, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $39,487, and the Company had approximately $23,644 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at December 25, 2020 and June 30, 2020. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of December 25, 2020, the notional amount was $17,000. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

K.	Shareholders’ Equity

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of December 25, 2020 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended December 25, 2020 and December 27, 2019.

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2021 and 2020:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2020	$42,756	$156,655	$(41,226)	$(18,796)	$569	$139,958
Net (loss) income		(3,979)			42	(3,937)
Translation adjustments			3,600		12	3,612
Benefit plan adjustments, net of tax			553			553
Unrealized gain on cash flow hedge, net of tax			75			75
Compensation expense	518					518
Shares (acquired) issued, net	(2,460)			2,236		(224)
Balance, September 25, 2020	40,814	152,676	(36,998)	(16,560)	623	140,555
Net (loss) income		(4,313)			33	(4,280)
Translation adjustments			4,887		12	4,899
Benefit plan adjustments, net of tax			555			555
Unrealized gain on cash flow hedge, net of tax			104			104
Compensation expense	562					562
Shares (acquired) issued, net	(1,458)			1,458		-
Balance, December 25, 2020	$39,918	$148,363	$(31,452)	$(15,102)	$668	$142,395

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2019	$45,047	$196,472	$(37,971)	$(21,332)	$602	$182,818
Net (loss) income		(6,311)			18	(6,293)
Translation adjustments			(3,014)		18	(2,996)
Benefit plan adjustments, net of tax			557			557
Unrealized loss on cash flow hedge, net of tax			(143)			(143)
Cash dividends					(127)	(127)
Compensation expense	459					459
Shares (acquired) issued, net	(2,324)			1,412		(912)
Balance, September 27, 2019	43,182	190,161	(40,571)	(19,920)	511	173,363
Net (loss) income		(6,516)			50	(6,466)
Translation adjustments			1,647		-	1,647
Benefit plan adjustments, net of tax			548			548
Unrealized gain on cash flow hedge, net of tax			146			146
Compensation expense	248					248
Shares (acquired) issued, net	(1,125)			1,124		(1)
Balance, December 27, 2019	$42,305	$183,645	$(38,230)	$(18,796)	$561	$169,485

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 25, 2020 and December 25, 2020, and September 27, 2019 and December 27, 2019 are as follows:

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)
Translation adjustment during the quarter	3,600	-	-
Amounts reclassified from accumulated other comprehensive income	-	553	75
Net current period other comprehensive income	3,600	553	75
Balance at September 25, 2020	7,054	(43,023)	(1,029)
Translation adjustment during the quarter	4,887	-	-
Amounts reclassified from accumulated other comprehensive income	-	555	104
Net current period other comprehensive income	4,887	555	104
Balance at December 25, 2020	$11,941	$(42,468)	$(925)

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2019	$4,439	$(41,901)	$(509)
Translation adjustment during the quarter	(3,014)	-	-
Amounts reclassified from accumulated other comprehensive income	-	557	(143)
Net current period other comprehensive (loss) income	(3,014)	557	(143)
Balance at September 27, 2019	1,425	(41,344)	(652)
Translation adjustment during the quarter	1,647	-	-
Amounts reclassified from accumulated other comprehensive income	-	548	146
Net current period other comprehensive income	1,647	548	146
Balance at December 27, 2019	$3,072	$(40,796)	$(506)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and two quarters ended December 25, 2020 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 25, 2020		December 25, 2020
Changes in benefit plan items
Actuarial losses	$796	(a)	$1,588	(a)
Transition asset and prior service benefit	(64)	(a)	(127)	(a)
Total amortization	732		1,461
Income taxes	177		353
Total reclassification net of tax	$555		$1,108

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and two quarters ended December 27, 2019 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 27, 2019		December 27, 2019
Changes in benefit plan items
Actuarial losses	$781	(a)	$1,571	(a)
Transition asset and prior service benefit	(64)	(a)	(128)	(a)
Total amortization	717		1,443
Income taxes	169		338
Total reclassification net of tax	$548		$1,105

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

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

These actions resulted in restructuring charges of $120 and $525 in the quarter and two quarters ended December 25, 2020, respectively, and restructuring charges of $1,063 and $1,184 for the quarter and two quarters ended December 27, 2019.

Restructuring activities since June 2015 have resulted in the elimination of 249 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through December 25, 2020 were $12,930.

During the second quarter of fiscal 2020, a marine propulsion development program, for which the Company had provided development and production services, was terminated. The cost of exiting the contract consisted of a noncash write-off of assets and liabilities relating to the program amounting to $2,185, and a cash settlement to satisfy supplier commitments associated with the program amounting to $1,000. The Company classified the total contract exit cost of $3,185 as a restructuring charge, within the manufacturing segment, in the quarter ended December 27, 2019.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2020	$84
Additions	525
Payments, adjustments and write-offs during the year	(587)
Accrued restructuring liability, December 25, 2020	$22

M.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Basic:
Net loss	$(4,280)	$(6,466)	$(8,217)	$(12,759)
Less: Net earnings attributable to noncontrolling interest	(33)	(50)	(75)	(68)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net loss available to Twin Disc shareholders	(4,313)	(6,516)	(8,292)	(12,827)

Weighted average shares outstanding - basic	13,255	13,164	13,227	13,135

Basic Loss Per Share:
Net loss per share - basic	$(0.33)	$(0.49)	$(0.63)	$(0.98)

Diluted:
Net loss	$(4,280)	$(6,466)	$(8,217)	$(12,759)
Less: Net earnings attributable to noncontrolling interest	(33)	(50)	(75)	(68)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net loss available to Twin Disc shareholders	(4,313)	(6,516)	(8,292)	(12,827)

Weighted average shares outstanding - basic	13,255	13,164	13,227	13,135
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	13,255	13,164	13,227	13,135

Diluted Loss Per Share:
Net loss per share - diluted	$(0.33)	$(0.49)	$(0.63)	$(0.98)

The following potential common shares were excluded from diluted EPS for the quarter and two quarters ended December 25, 2020 as the Company reported a net loss: 433.1 related to the Company’s unvested PSAs, 380.9 related to the Company’s unvested RS awards, and 38.0 related to the Company’s unvested RSUs.

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

The components of lease expense were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Finance lease cost:
Amortization of right-of-use assets	$148	$43	$267	$79
Interest on lease liabilities	17	13	35	25
Operating lease cost	795	815	1,557	1,596
Short-term lease cost	3	9	12	26
Variable lease cost	15	8	31	24
Total lease cost	978	888	1,902	1,750
Less: Sublease income	(56)	(54)	(112)	(107)
Net lease cost	$922	$834	$1,790	$1,643

Other information related to leases was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$758	$805	$1,528	$1,584
Operating cash flows from finance leases	176	38	310	68
Financing cash flows from finance leases	17	13	35	25
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	105	2,073	105	2,424
Finance leases	55	53	4,671	277
Weighted average remaining lease term (years):
Operating leases			10.6	11.0
Finance lease			12.4	4.4
Weighted average discount rate:
Operating leases			7.4%	7.4%
Finance leases			5.2%	6.9%

Approximate future minimum rental commitments under non-cancellable leases as of December 25, 2020 were as follows:

	Operating Leases	Finance Leases
2021	$1,395	$389
2022	2,441	778
2023	2,162	769
2024	1,932	724
2025	1,703	482
Thereafter	11,861	4,307
Total future lease payments	21,494	7,449
Less: Amount representing interest	(6,802)	(1,929)
Present value of future payments	$14,692	$5,520

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	December 25, 2020	June 30, 2020
Lease Assets
Operating lease right-of-use assets	Property, plant and equipment, net	$14,674	$14,448
Finance lease right-of-use assets	Property, plant and equipment, net	5,435	959

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$1,609	$1,724
Operating lease liabilities	Lease obligations	13,083	12,738
Finance lease liabilities	Accrued liabilities	504	233
Finance lease liabilities	Lease obligations	5,016	757

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of December 25, 2020, with a notional amount of $17,000. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $925 and $1,104 as of December 25, 2020 and June 30, 2020, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $371 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. The Company had no outstanding forward exchange contracts at December 25, 2020. At June 30, 2020, one of the Company's foreign subsidiaries had one outstanding forward exchange contract to purchase U.S. dollars in the notional value of $1,247 with a weighted average maturity of 7 days. The fair value of the Company’s contract was a loss of $9 at June 30, 2020.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	December 25, 2020	June 30, 2020
Derivative designated as hedge:
Interest rate swap	Accrued liabilities	$347	$392
Interest rate swap	Other long-term liabilities	864	1,052

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive income (loss) for the quarter and two quarters ended December 25, 2020 and December 27, 2019, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended		For the Two Quarters Ended
	Income Location	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Derivative designated as hedge:
Interest rate swap	Interest expense	$101	$31	$199	$42
Interest rate swap	Unrealized loss on cash flow hedge	104	146	179	3

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$-	$-	$(13)	$-

Item 2.     Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of December 25, 2020, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)

	Quarter Ended				Two Quarters Ended
	December 25, 2020	% of Net Sales	December 27, 2019	% of Net Sales	December 25, 2020	% of Net Sales	December 27, 2019	% of Net Sales
Net sales	$48,438		$59,536		$94,581		$118,826
Cost of goods sold	38,953		43,825		74,819		93,479
Gross profit	9,485	19.6%	15,711	26.4%	19,762	20.9%	25,347	21.3%
Marketing, engineering and administrative expenses	13,973	28.8%	16,413	27.6%	26,996	28.5%	32,759	27.6%
Restructuring of operations	120	0.2%	4,248	7.1%	525	0.6%	4,369	3.7%
Loss from operations	$(4,608)	-9.5%	$(4,950)	-8.3%	$(7,759)	-8.2%	$(11,781)	-9.9%

Comparison of the Second Quarter of Fiscal 2021 with the Second Quarter of Fiscal 2020

Net sales for the second quarter decreased 18.6%, or $11.1 million, to $48.4 million from $59.5 million in the same quarter a year ago. The Company continued to experience a broad-based softening in demand across the oil and gas, industrial and marine markets, due in large part to the continued impacts of the COVID-19 crisis on the Company’s global markets. Global demand for industrial products declined 8.2% from the prior year, while off-highway transmission demand fell by 28.7% and marine and propulsion fell by 18.1%. The North American region suffered the most significant sales decline ($8.2 million or 35.2%) due to continued weakness in the North American oil and gas market and a general decline across all markets. The North American region declined from 39% of total sales in the prior year second quarter to 31% in the fiscal 2021 second quarter. The European region saw a similar decline ($3.7 million and 17.0%), with similar weakness across the markets served. Sales into the Asia Pacific region increased ($1.2 million or 10.9%), due to stable demand for oil and gas units in China and an improving marine market in Australia. Currency translation had a favorable impact on second quarter fiscal 2021 sales compared to the second quarter of the prior year totaling $2.1 million primarily due to the strengthening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 27.1%, or $15.5 million, versus the same quarter last year. The U.S. manufacturing operation experienced a 39.5%, or $12.5 million, decrease in sales versus the second fiscal quarter of 2020, with weakness across all product lines, including weaker demand for the Company’s oil and gas related products, industrial and marine products. The Company’s operation in the Netherlands was down $2.6 million (18.4%) compared to second fiscal quarter of 2020, with many boat construction projects being delayed due to the COVID-19 crisis. The Company’s Belgian operation saw a slight decrease compared to the prior year (2.4% or $0.1 million), with a positive translation effect offsetting much of the market weakness. The Company’s Italian manufacturing operations, also benefiting from some positive exchange impact, were down just $0.1 million (1.7%) compared to the second quarter of fiscal 2020. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was down $0.2 million (21.7%) compared to the prior year second quarter.

Our distribution segment experienced an increase in sales of $1.2 million (5.4%) compared to the second quarter of fiscal 2020. The Company’s Asian distribution operations in Singapore, China and Japan were up 6.1% from the prior year on a positive translation impact and improved demand for the Company’s commercial marine, oil and gas, and patrol craft products in the region. The Company’s North America distribution operation saw an increase of 12.5% on improved shipments from the Company’s Belgian operation. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw strong growth (55.5% increase from the prior year second fiscal quarter), on improving pleasure craft marine market trends in the region. The Company’s European distribution operation saw a decrease of $1.3 million (22.8%) on overall market weakness.

Gross profit as a percentage of sales for the second quarter of fiscal 2021 decreased to 19.6%, compared to 26.4% for the same period last year. This decrease is largely due to an unfavorable product mix profile ($2.3 million) and reduced volume ($2.9 million), along with an unfavorable movement in the adjustment for intercompany profit in inventory ($0.8 million).

For the fiscal 2021 second quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 28.8%, compared to 27.6% for the fiscal 2020 second quarter. ME&A expenses decreased $2.4 million (14.9%) versus the same period last fiscal year. The decrease in ME&A spending for the quarter was comprised of decreases to domestic salaries and benefits ($1.1 million), marketing expenses ($0.6 million), corporate travel ($0.5 million), amortization expense ($0.5 million) and general cost containment actions. These decreases were partially offset by a translation driven increase ($0.4 million).

The Company incurred $0.1 million in restructuring charges during the second quarter of fiscal 2021, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense increased to $0.6 million in the second quarter of fiscal 2021, compared to $0.4 million for the second quarter of the prior fiscal year. This increase reflects a higher average interest rate during the current year, partially offset by a lower average balance.

Other expense of $1.7 million for the second fiscal quarter was primarily attributable to translation losses related to the Company’s Euro denominated liabilities.

The fiscal 2021 second quarter effective tax rate was 38.1% compared to negative 19.2% in the prior fiscal year second quarter. The significant change from the prior year is largely due to the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Cuts and Jobs Act. As the GILTI regulations were not final in the prior year, the Company had a GILTI inclusion and no offsetting GILTI credits. During the current year the Company was able to take advantage of the newly enacted high tax exception regulations which were passed on July 23, 2020. The company filed its federal tax return during the quarter utilizing the high tax exception and had no GILTI inclusion.   The prior year rate was impacted by a year-to-date adjustment driven by a decline in domestic earnings projections and the related impact of the GILTI provisions.

Comparison of the First Two Quarters of Fiscal 2021 with the First Two Quarters of Fiscal 2020

Net sales for the first two quarters decreased 20.4%, or $24.2 million, to $94.6 million from $118.8 million in the same period a year ago. The Company experienced a broad-based softening in demand across the oil and gas, industrial and marine markets, due in large part to the continued impacts of the COVID-19 crisis on the Company’s global markets. Global demand for industrial products declined 15.8% from the prior year, while off-highway transmission demand fell by 26.2% and marine and propulsion fell by 21.6%. The North American region suffered the most significant sales decline ($15.7 million or 34.7%) due to continued weakness in the North American oil and gas market and a general decline across all markets. The North American region declined from 38% of total sales in the prior year first two quarters to 31% in the fiscal 2021 comparable period. The European region saw a similar decline ($10.0 million and 23.0%), with similar weakness across the markets served. Sales into the Asia Pacific region increased ($1.4 million or 5.9%), due to stable demand for oil and gas units in China and an improving marine market in Australia. Currency translation had a favorable impact on first half fiscal 2021 sales compared to the same period of the prior year totaling $3.6 million primarily due to the strengthening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 28.2%, or $31.5 million, versus the first two quarters of last year. The U.S. manufacturing operation experienced a 39.7%, or $25.1 million, decrease in sales versus the first two quarters of fiscal 2020, with weakness across all product lines, including weaker demand for the Company’s oil and gas related products, industrial and marine products. The Company’s operation in the Netherlands was down $6.6 million (24.6%) compared to the first two quarters of fiscal 2020, with many boat construction projects being delayed due to the COVID-19 crisis. The Company’s Belgian operation saw a slight increase compared to the prior year (1.4% or $0.1 million), with a positive translation effect offsetting the overall market weakness. The Company’s Italian manufacturing operations, also benefiting from some positive exchange impact, were up $0.3 million (2.8%) compared to the first two quarters of fiscal 2020. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was down $0.2 million (11.4%) compared to the prior year comparable period.

Our distribution segment experienced an increase in sales of $1.3 million (2.9%) compared to the first two quarters of fiscal 2020. The Company’s Asian distribution operations in Singapore, China and Japan were up 4.3% from the prior year on a positive translation impact and improved demand for the Company’s commercial marine, oil and gas, and patrol craft products in the region. The Company’s North America distribution operation saw a decrease of 12.3% on reduced overall market demand. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw strong growth (47.5% increase from the prior year first two quarters), on improving pleasure craft marine market trends in the region. The Company’s European distribution operation saw a decrease of $1.0 million (10.6%) on overall market weakness.

Gross profit as a percentage of sales for the first two quarters of fiscal 2021 decreased to 20.9%, compared to 21.3% for the same period last year. The prior year result included a $3.9 million charge related to a product performance issue recorded in the first quarter of fiscal 2020. The remaining decrease in margin performance is the result of reduced volume ($5.9 million) and an unfavorable product mix ($3.8 million), primarily associated with reduced activity in the North American oil and gas market.

For the fiscal 2021 first two quarters, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 28.5%, compared to 27.6% for the fiscal 2020 comparable period. ME&A expenses decreased $5.8 million (17.6%) versus the same period last fiscal year. The decrease in ME&A spending was comprised of decreases to domestic salaries and benefits ($2.5 million), global bonus expense ($0.5 million), marketing expenses ($0.8 million), corporate travel ($0.8 million), amortization expense ($0.8 million) and general cost containment actions ($1.1 million). These decreases were partially offset by a translation driven increase ($0.7 million).

The Company incurred $0.5 million in restructuring charges during the first two quarters of fiscal 2021, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense increased to $1.2 million in the first half of fiscal 2021, compared to $0.8 million for the same period of the prior fiscal year. This increase reflects a higher average interest rate during the current year, partially offset by a lower average balance.

Other expense of $2.9 million for the first two fiscal quarters was primarily attributable to translation losses related to the Company’s Euro denominated liabilities.

The fiscal 2021 first half effective tax rate was 30.3% compared to just 4.3% in the prior fiscal year first half. The significant change from the prior year is largely due to the GILTI provisions of the Tax Cuts and Jobs Act. As the GILTI regulations were not final in the prior year, the Company had a GILTI inclusion and no offsetting GILTI credits decreasing the rate by 18.6%. During the current year the Company was able to take advantage of the newly enacted high tax exception regulations which were passed on July 23, 2020. The company filed its federal tax return during the quarter utilizing the high tax exception and had no GILTI inclusion decreasing the rate by 9%.

Financial Condition, Liquidity and Capital Resources

Comparison between December 25, 2020 and June 30, 2020

As of December 25, 2020, the Company had net working capital of $100.1 million, which represents a decrease of $7.2 million, or 6.7%, from the net working capital of $107.3 million as of June 30, 2020.

Cash increased $1.2 million to $11.8 million as of December 25, 2020, versus $10.7 million as of June 30, 2020. The majority of the cash as of December 25, 2020 is at the Company’s overseas operations in Europe ($5.7 million) and Asia-Pacific ($5.9 million).

Trade receivables of $31.9 million were up $1.2 million, or approximately 3.9%, when compared to last fiscal year-end. The impact of foreign currency translation was to increase accounts receivable by $1.7 million versus June 30, 2020. As a percent of sales, trade receivables finished at 65.8% in the second quarter of fiscal 2021 compared to 55.9% for the comparable period in fiscal 2020 and 51.7% for the fourth quarter of fiscal 2020.

Inventories increased by $1.6 million, or 1.3%, versus June 30, 2020 to $122.2 million. The impact of foreign currency translation was to increase inventories by $4.9 million versus June 30, 2020. The remaining decrease was seen primarily at the Company’s North American operation, driven by improved purchasing discipline and the initial impacts of a renewed sales, inventory and operations planning (SIOP) process. On a consolidated basis, as of December 25, 2020, the Company’s backlog of orders to be shipped over the next six months approximates $74.9 million, compared to $66.6 million at June 30, 2020 and $94.7 million at December 27, 2019. As a percentage of six-month backlog, inventory has decreased from 181% at June 30, 2020 to 163% at December 25, 2020.

Net property, plant and equipment was up $5.5 million (7.5%) to $78.2 million versus $72.7 million at June 30, 2020. The primary reason for the increase is the recording of the right-of-use asset for the lease of the recently completed building in Lufkin, TX. In addition, the Company had capital spending ($2.8 million) and a favorable exchange impact ($2.7 million), partially offset by depreciation ($3.8 million). The capital spending in the first half reflects a continuation of the Company’s strategy to modernize machine tools and improve manufacturing efficiency through improved technology, including investment in the new facility in Lufkin, TX. In total, the Company expects to invest between $5 and $7 million in capital assets in fiscal 2021. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of December 25, 2020 of $26.6 million was up $1.0 million, or 3.7%, from June 30, 2020. The impact of foreign currency translation was to increase accounts payable by $1.2 million versus June 30, 2020. The remaining decrease is primarily related to the reduced purchasing activities in light of reduced volume in the quarter and a focus on inventory reduction.

Total borrowings and long-term debt as of December 25, 2020 decreased $0.8 million to $41.8 million versus $42.6 million at June 30, 2020. During the first two quarters, the Company reported neutral free cash flow (defined as operating cash flow less acquisitions of fixed assets) and ended the quarter with total debt, net of cash, of $29.9 million, compared to $31.9 million at June 30, 2020, for a net improvement of $2.0 million.

Total equity increased $2.4 million, or 1.7%, to $142.4 million as of December 25, 2020. The net loss during the first two quarters decreased equity by $8.3 million, essentially offset by a favorable foreign currency translation of $8.5 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $0.9 million. The net remaining increase in equity of $1.3 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

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

On January 27, 2021, the Company entered into a Forbearance Agreement and Amendment No. 6 to the Credit Agreement (the “Forbearance Agreement”) that further amended the Credit Agreement.

The Company entered into the Forbearance Agreement because the Company was not in compliance with its financial covenant to maintain a minimum EBITDA of at least $2.5 million for the three fiscal quarters ended as of December 25, 2020. In the Forbearance Agreement, the Bank has agreed to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with the minimum EBITDA covenant during the period (the “Forbearance Period”) commencing January 27, 2021 and ending on the earlier of (i) September 30, 2021, and (ii) the date on which a default under the Forbearance Agreement or Credit Agreement occurs. During the Forbearance Period, the Bank may continue to honor requests of the Company for draws on the revolving note provided by the Bank under the Credit Agreement, except that the revolving credit commitment is reduced from $45.0 million to $42.5 million during the Forbearance Period.

The Forbearance Agreement also added to the Company’s financial reporting requirements under the Credit Agreement by requiring the Company to provide the Bank with monthly forecasts of the Company’s financial statements, and monthly reports on the Company’s six-month backlog.

When the Forbearance Period ends, the Bank’s forbearance under the Forbearance Agreement will cease, and the Company is subject to the Total Funded Debt to EBITDA ratio financial covenant of 3.00 to 1.00.  Further, upon an event of default and upon notice from the Bank, the Company’s obligations under the Loan Documents would be accelerated and become due at the default rate, and the Bank may exercise its rights and remedies under the Credit Agreement for any occurrence and continuation of default under the Credit Agreement.

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

The Company is closely tracking qualified expenses to ensure its compliance with the PPP requirements and to support its application for forgiveness.  As of December 25, 2020, the Company estimates that the amount of expenses qualifying for forgiveness it has incurred to date is approximately $8.2 million.  These expenses are included in cost of goods sold and marketing, engineering and administrative expenses in the accompanying statement of operations and comprehensive income (loss).  The Company has begun the forgiveness application process and believes it would be able to provide support and qualify for loan forgiveness in the amount of approximately $7.0 million to $8.0 million.  If, and when, forgiveness of this amount is assured, the Company would record this as a gain on debt extinguishment. This is described further in Note J, Long-term Debt, of the notes to the consolidated financial statements.

There are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $23.6 million of available borrowings under the Credit Agreement as of December 25, 2020. The Company expects to continue to generate enough cash from operations, as well as have sufficient capacity under its credit facilities, to meet its operating and investing needs. As of December 25, 2020, the Company also had cash of $11.8 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2021, the Company expects to contribute $2.3 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $7.2 million, or 6.7%, during the first two quarters of fiscal 2021, and the current ratio fell to 2.3 for December 25, 2020 from 2.6 at June 30, 2020. The decrease in net working capital was primarily driven by an increase in accrued expenses and lower prepaid expense and other current assets, partially offset by an exchange driven increase to inventory.

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

The Company has approximately $0.9 million of unrecognized tax benefits, including related interest and penalties, as of December 25, 2020, which, if recognized, would favorably impact the effective tax rate. See Note H, Income Taxes, of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2021 contributions to all defined benefit plans will total $2.3 million. As of December 25, 2020, $0.4 million in contributions have been made.

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

Item 1A.     Risk Factors

Any failure to meet debt obligations and financial covenants, and maintain adequate asset-based borrowing capacity could adversely affect the Company’s business and financial condition.  The Company’s revolving credit facility entered into on June 29, 2018 is secured by certain personal property assets such as accounts receivable, inventory, and machinery and equipment. Under this agreement, the Company’s borrowing capacity is based on the eligible balances of these assets and it is required to maintain sufficient borrowing base at all times to secure its outstanding borrowings. The Company is also required to comply with a minimum Debt to EBITDA ratio and a minimum EBITDA. Based on results through the quarter ended December 25, 2020, the Company was not in compliance with its minimum EBITDA financial covenant, and as a result has entered into a forbearance agreement with its senior lender. The forbearance period ends on the earlier of September 30, 2021, or the date on which an event of default occurs. While the Company has been able to collaborate closely with its senior lender and has successfully negotiated reasonable terms with its bank during cyclical market periods, there can be no assurance that the Company will be able to continue doing so, or achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment. If the Company is not able to achieve these objectives and to meet the required covenants under the agreements, the Company may require further forbearance from its senior lender or be required to arrange alternative financing. Failure to obtain relief from covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

There have been no other material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2020 Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended December 25, 2020, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 26 – October 30, 2020	0	NA	0	315,000

October 31 – November 27, 2020	0	NA	0	315,000

November 28 – December 25, 2020	0	NA	0	315,000

Total	0	NA	0	315,000

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock. This authorization has no expiration, and as of December 25, 2020, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended December 25, 2020.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 3, 2021	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer