Form 10-Q
period 2021-03-26
TWIN DISC INC
filed 2021-05-04
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 26, 2021

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

Yes ☑               No☐

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐               No ☑

At April 28, 2021, the registrant had 13,647,116 shares of its common stock outstanding.

Part I.                  FINANCIAL INFORMATION

Item 1.   Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 26, 2021	June 30, 2020

ASSETS
Current assets:
Cash	$11,594	$10,688
Trade accounts receivable, net	31,309	30,682
Inventories	116,693	120,607
Prepaid expenses	5,478	5,269
Other	7,781	6,739
Total current assets	172,855	173,985

Property, plant and equipment, net	75,607	72,732
Intangible assets, net	17,420	18,973
Deferred income taxes	29,261	24,445
Other assets	3,340	3,992

Total assets	$298,483	$294,127

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$4,691
Accounts payable	25,756	25,663
Accrued liabilities	41,123	36,380
Total current liabilities	68,879	66,734

Long-term debt	39,226	37,896
Lease obligations	17,352	13,495
Accrued retirement benefits	24,977	27,938
Deferred income taxes	5,217	5,501
Other long-term liabilities	1,979	2,605

Total liabilities	157,630	154,169

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	40,446	42,756
Retained earnings	148,457	156,655
Accumulated other comprehensive loss	(33,646)	(41,226)
	155,257	158,185
Less treasury stock, at cost (985,686 and 1,226,809 shares, respectively)	15,106	18,796

Total Twin Disc shareholders' equity	140,151	139,389

Noncontrolling interest	702	569

Total equity	140,853	139,958

Total liabilities and equity	$298,483	$294,127

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020

Net sales	$57,640	$68,636	$152,377	$187,462
Cost of goods sold	43,678	52,087	119,835	145,566
Gross profit	13,962	16,549	32,542	41,896

Marketing, engineering and administrative expenses	13,196	15,349	39,000	48,106
Restructuring expenses	251	532	777	4,902
Goodwill and other impairment charge	-	27,603	-	27,603
Income (loss) from operations	515	(26,935)	(7,235)	(38,715)

Interest expense	606	488	1,769	1,324
Other expense (income), net	(557)	898	2,314	1,618
	49	1,386	4,083	2,942

Income (loss) before income taxes and noncontrolling interest	466	(28,321)	(11,318)	(41,657)
Income tax expense (benefit)	300	(3,145)	(3,267)	(3,722)

Net income (loss)	166	(25,176)	(8,051)	(37,935)
Less: Net earnings attributable to noncontrolling interest, net of tax	(72)	(54)	(147)	(122)

Net income (loss) attributable to Twin Disc	$94	$(25,230)	$(8,198)	$(38,057)

Income (loss) per share data:
Basic income (loss) per share attributable to Twin Disc common shareholders	$0.01	$(1.92)	$(0.62)	$(2.89)
Diluted income (loss) per share attributable to Twin Disc common shareholders	$0.01	$(1.92)	$(0.62)	$(2.89)

Weighted average shares outstanding data:
Basic shares outstanding	13,269	13,175	13,240	13,147
Diluted shares outstanding	13,295	13,175	13,240	13,147

Comprehensive loss
Net income (loss)	$166	$(25,176)	$(8,051)	$(37,935)
Benefit plan adjustments, net of income taxes of $177, $490, $529 and $828, respectively	583	1,593	1,691	2,698
Foreign currency translation adjustment	(3,008)	(1,266)	5,503	(2,615)
Unrealized gain (loss) on cash flow hedge, net of income taxes of $60, $178, $115 and $177, respectively	193	(582)	372	(579)
Comprehensive loss	(2,066)	(25,431)	(485)	(38,431)
Less: Comprehensive income attributable to noncontrolling interest	(34)	(46)	(133)	(132)

Comprehensive loss attributable to Twin Disc	$(2,100)	$(25,477)	$(618)	$(38,563)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 26, 2021	March 27, 2020

Cash flows from operating activities:
Net loss	$(8,051)	$(37,935)
Adjustments to reconcile net loss to net cash provided by operating activities, net of acquired assets:
Depreciation and amortization	8,366	8,917
Restructuring expenses	215	2,556
Goodwill and other impairment charge	-	27,603
Provision for deferred income taxes	(6,052)	(6,225)
Stock compensation expense and other non-cash changes, net	1,934	859
Net change in operating assets and liabilities	8,603	9,556

Net cash provided by operating activities	5,015	5,331

Cash flows from investing activities:
Acquisitions of fixed assets	(3,851)	(9,155)
Proceeds from sale of fixed assets	76	109
Proceeds on note receivable	700	-
Other, net	(18)	(27)

Net cash used by investing activities	(3,093)	(9,073)

Cash flows from financing activities:
Borrowings under revolving loan arrangement	56,463	78,597
Repayments of revolver loans	(58,497)	(76,805)
Repayments of other long term debt	(411)	(1,164)
Payments of withholding taxes on stock compensation	(224)	(913)
Dividends paid to noncontrolling interest	-	(127)

Net cash used by financing activities	(2,669)	(412)

Effect of exchange rate changes on cash	1,653	226

Net change in cash	906	(3,928)

Cash:
Beginning of period	10,688	12,362

End of period	$11,594	$8,434

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

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance (ASU 2018-13) as part of the disclosure framework project, which focuses on improving the effectiveness of disclosures in the notes to the financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The Company adopted this guidance effective July 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.

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

In March 2020 and January 2021, the FASB issued guidance (ASU 2020-04 and ASU 2021-01, respectively), intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments in this guidance are effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

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

B.	Inventories

The major classes of inventories were as follows:

	March 26, 2021	June 30, 2020
Inventories:
Finished parts	$60,040	$62,394
Work in process	19,001	17,844
Raw materials	37,652	40,369
	$116,693	$120,607

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters and three quarters ended March 26, 2021 and March 27, 2020:

	For the Quarter Ended		For the Three Quarters Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Reserve balance, beginning of period	$4,474	$5,775	$4,460	$3,736
Current period expense and adjustments	805	3,127	2,550	9,255
Payments or credits to customers	(995)	(2,973)	(2,814)	(7,039)
Translation	(28)	(9)	60	(32)
Reserve balance, end of period	$4,256	$5,920	$4,256	$5,920

Included in expense in the three quarters ended March 26, 2021 and March 27, 2020 is a non-recurring warranty charge in the amount of $549 and $6,123, respectively, to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($3,314 and $5,053 as of March 26, 2021 and March 27, 2020, respectively) is reflected in accrued liabilities, while the long-term portion ($942 and $867 as of March 26, 2021 and March 27, 2020, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Net sales
Manufacturing segment sales	$52,138	$58,877	$132,338	$170,611
Distribution segment sales	26,221	28,387	71,950	72,839
Inter/Intra segment elimination – manufacturing	(15,074)	(13,993)	(37,892)	(42,928)
Inter/Intra segment elimination – distribution	(5,645)	(4,635)	(14,019)	(13,060)
	$57,640	$68,636	$152,377	$187,462
Net income (loss) attributable to Twin Disc
Manufacturing segment net income (loss)	$2,422	$(26,859)	$(3,352)	$(34,650)
Distribution segment net income	697	991	2,352	2,925
Corporate and eliminations	(3,025)	638	(7,198)	(6,332)
	$94	$(25,230)	$(8,198)	$(38,057)

	March 26, 2021	June 30, 2020
Assets
Manufacturing segment assets	$366,594	$365,417
Distribution segment assets	48,121	43,118
Corporate assets and elimination of intercompany assets	(116,232)	(114,408)
	$298,483	$294,127

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters and three quarters ended March 26, 2021 and March 27, 2020.

Net sales by product group for the quarter ended March 26, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,652	$1,491	$(1,307)	$5,836
Land-based transmissions	13,793	6,892	(5,419)	15,266
Marine and propulsion systems	32,671	15,016	(13,951)	33,736
Other	22	2,822	(42)	2,802
Total	$52,138	$26,221	$(20,719)	$57,640

Net sales by product group for the quarter ended March 27, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,709	$1,760	$(619)	$6,850
Land-based transmissions	15,185	9,051	(6,599)	17,637
Marine and propulsion systems	37,968	15,817	(11,409)	42,376
Other	15	1,759	(1)	1,773
Total	$58,877	$28,387	$(18,628)	$68,636

Net sales by product group for the three quarters ended March 26, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$15,744	$4,168	$(3,369)	$16,543
Land-based transmissions	34,388	19,267	(14,388)	39,267
Marine and propulsion systems	82,152	41,996	(34,095)	90,053
Other	54	6,519	(59)	6,514
Total	$132,338	$71,950	$(51,911)	$152,377

Net sales by product group for the three quarters ended March 27, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$18,409	$4,712	$(2,183)	$20,938
Land-based transmissions	49,159	20,769	(21,466)	48,462
Marine and propulsion systems	102,988	43,445	(32,337)	114,096
Other	55	3,913	(2)	3,966
Total	$170,611	$72,839	$(55,988)	$187,462

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first three quarters of fiscal 2021 and 2020, the Company granted a target number of 265.3 and 131.7 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2021 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average free cash flow (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2023. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and free cash flow for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 397.9. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 433.1 and 214.0 unvested PSAs outstanding at March 26, 2021 and March 27, 2020, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense (benefit) of $132 and ($439) was recognized for the quarters ended March 26, 2021 and March 27, 2020, respectively, related to PSAs. Compensation expense (benefit) of $360 and ($419) was recognized for the three quarters ended March 26, 2021 and March 27, 2020, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at March 26, 2021 was $9.26. At March 26, 2021, the Company had $3,661 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2021, 2020 and 2019 awards. The total fair value of PSAs vested as of March 26, 2021 and March 27, 2020 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first three quarters of fiscal 2021 and 2020, the Company granted 250.3 and 180.4 service based restricted shares, respectively, to employees and non-employee directors. There were 377.5 and 231.4 unvested shares outstanding at March 26, 2021 and March 27, 2020, respectively. A total of 6.8 and 20.5 shares of restricted stock were forfeited during the three quarters ended March 26, 2021 and March 27, 2020, respectively. Compensation expense of $302 and $338 was recognized for the quarters ended March 26, 2021 and March 27, 2020, respectively. Compensation expense of $991 and $862 was recognized for the three quarters ended March 26, 2021 and March 27, 2020, respectively. The total fair value of restricted stock grants vested as of March 26, 2021 and March 27, 2020 was $533 and $1,241, respectively. As of March 26, 2021, the Company had $1,662 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 34.8 and 38.0 unvested RSUs outstanding at March 26, 2021 and March 27, 2020, respectively. Compensation expense of $90 and $82 was recognized for the quarters ended March 26, 2021 and March 27, 2020, respectively. Compensation expense of $253 and $245 was recognized for the three quarters ended March 26, 2021 and March 27, 2020, respectively. The total fair value of restricted stock units vested as of March 26, 2021 and March 27, 2020 was $25 and $0, respectively. The weighted average grant date fair value of the unvested awards at March 26, 2021 was $25.79. As of March 26, 2021, the Company had $100 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

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

	For the Quarter Ended		For the Three Quarters Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Pension Benefits:
Service cost	$144	$205	$432	$612
Prior service cost	16	-	48	-
Interest cost	715	909	2,072	2,703
Expected return on plan assets	(1,133)	(1,245)	(3,400)	(3,733)
Amortization of transition obligation	9	9	28	26
Amortization of prior service cost	(4)	(4)	(12)	(11)
Amortization of actuarial net loss	811	673	2,434	2,241
Net periodic benefit cost	$558	$547	$1,602	$1,838

Postretirement Benefits:
Service cost	$4	$4	$12	$13
Interest cost	39	55	116	164
Amortization of prior service cost	(69)	(69)	(206)	(206)
Net periodic benefit gain	$(26)	$(10)	$(78)	$(29)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $2,346 to its pension plans in fiscal 2021. As of March 26, 2021, the amount of $2,095 in contributions has been made.

The Company has reclassified $583 (net of $177 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 26, 2021, and $1,593 (net of $490 in taxes) during the quarter ended March 27, 2020. The Company has reclassified $1,691 (net of $529 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 26, 2021, and $2,698 (net of $828 in taxes) during the three quarters ended March 27, 2020. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

For the three quarters ended March 26, 2021 and March 27, 2020, the Company’s effective income tax rate was 28.9% and 8.9%, respectively. In the prior year, the Company’s management determined that the carrying value of certain goodwill and intangibles exceeded the fair value and a $27,603 impairment loss was calculated which resulted in a decrease to the prior year effective tax rate of 13.8%. During the current fiscal year, the Company was able to take advantage of the newly enacted high tax exception regulations. The Company filed its federal tax return utilizing this exception and had no global intangible low taxed income (“GILTI”) inclusion increasing the current rate by 12%.

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

The Consolidated Appropriations Act (“CAA”) of 2021 was signed into law on December 27, 2020. Changes in the tax treatment of certain items have been reflected during the third quarter of fiscal 2021. These changes did not have a material impact to the Company’s effective tax rate. On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was signed into law, which, among other things, further changed the executive compensation rules. Under the ARPA, which is effective for tax years beginning after December 31, 2026, the definition of covered employee has been expanded to include employees who are among the five highest compensated employees for the year, not limited to only officers. This is in addition to the existing pool of officers who are defined as “covered employees” under Internal Revenue Code Section 162(m). Management will continue to monitor these new rules and apply them as required. Currently, there is minimal impact anticipated.

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

The Company has approximately $926 of unrecognized tax benefits, including related interest and penalties, as of March 26, 2021, which, if recognized, would favorably impact the effective tax rate. There were no significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended March 26, 2021. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2014 through 2020. The tax year open to exam in the Netherlands is 2019. The tax years open to examination in the U.S. are for years subsequent to fiscal 2016. It is reasonably possible that other audit cycles will be completed during fiscal 2021.

I.	Intangible Assets

As of March 26, 2021, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2020	$39,245	$(20,272)	$18,973	$11,554	$5,784	$1,388	$247
Addition	2	-	2	-	-	-	2
Amortization	-	(2,516)	(2,516)	(1,406)	(917)	(137)	(56)
Translation adjustment	961	-	961	585	294	70	12
Balance at March 26, 2021	$40,208	$(22,788)	$17,420	$10,733	$5,161	$1,321	$205

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense was $838 and $1,148 for the quarters ended March 26, 2021, and March 27, 2020, respectively. Intangible amortization expense was $2,516 and $3,420 for the three quarters ended March 26, 2021, and March 27, 2020, respectively. Estimated intangible amortization expense for the remainder of fiscal 2021 and each of the next five fiscal years is as follows:

Fiscal Year
2021	$821
2022	3,136
2023	2,964
2024	2,814
2025	2,626
2026	1,282

J.	Long-term Debt

Long-term debt at March 26, 2021 and June 30, 2020 consisted of the following:

	March 26, 2021	June 30, 2020
Credit Agreement Debt
Revolving loans (expire June 2023)	$15,335	$16,641
Term loan (due March 2026)	17,500	17,500
PPP loan	8,200	8,200
Other	191	246
Subtotal	41,226	42,587
Less: current maturities	(2,000)	(4,691)
Total long-term debt	$39,226	$37,896

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

For the quarter ended March 26, 2021, as a result of the Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

The Company remains in compliance with its liquidity and other covenants, and has agreed to provide additional financial reports to BMO.

The Credit Agreement, including its amendments, is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2020, as well as in Item 2 of this quarterly report.

As of March 26, 2021, current maturities include $2,000 of term loan payments due within a year.

The PPP Loan: On April 17, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $8,200 made to the Company under the Paycheck Protection Program ("PPP"). The PPP is a liquidity facility program established by the U.S. government as part of the CARES Act in response to the negative economic impact of the COVID-19 outbreak. The PPP Loan to the Company is being administered by BMO. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred until April 2022. PPP Loan recipients can be granted forgiveness for all or a portion of loans granted subject to certain conditions, based on the use of the loan proceeds for payment of payroll costs and any payments of mortgage interest, rent and utilities. The Company has applied for loan forgiveness, and is awaiting approval by the Small Business Administration (“SBA”).

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

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $68 in principal was paid on these liabilities during the current fiscal year.

During the three quarters ended March 26, 2021, the average interest rate was 4.02% on the Term Loan, and 4.25% on the Revolving Loans.

As of March 26, 2021, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $42,226, and the Company had approximately $26,891 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at March 26, 2021 and June 30, 2020. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of March 26, 2021, the notional amount was $16,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

K.	Shareholders’ Equity

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of March 26, 2021 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended March 26, 2021 and March 27, 2020.

The following is a reconciliation of the Company’s equity balances for the first three fiscal quarters of 2021 and 2020:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2020	$42,756	$156,655	$(41,226)	$(18,796)	$569	$139,958
Net (loss) income		(3,979)			42	(3,937)
Translation adjustments			3,600		12	3,612
Benefit plan adjustments, net of tax			553			553
Unrealized gain on cash flow hedge, net of tax			75			75
Compensation expense	518					518
Shares (acquired) issued, net	(2,460)			2,236		(224)
Balance, September 25, 2020	40,814	152,676	(36,998)	(16,560)	623	140,555
Net (loss) income		(4,313)			33	(4,280)
Translation adjustments			4,887		12	4,899
Benefit plan adjustments, net of tax			555			555
Unrealized gain on cash flow hedge, net of tax			104			104
Compensation expense	562					562
Shares (acquired) issued, net	(1,458)			1,458		-
Balance, December 25, 2020	39,918	148,363	(31,452)	(15,102)	668	142,395
Net income		94			72	166
Translation adjustments			(2,970)		(38)	(3,008)
Benefit plan adjustments, net of tax			583			583
Unrealized gain on cash flow hedge, net of tax			193			193
Compensation expense	524					524
Shares issued (acquired), net	4			(4)		-
Balance, March 26, 2021	$40,446	$148,457	$(33,646)	$(15,106)	$702	$140,853

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2019	$45,047	$196,472	$(37,971)	$(21,332)	$602	$182,818
Net (loss) income		(6,311)			18	(6,293)
Translation adjustments			(3,014)		18	(2,996)
Benefit plan adjustments, net of tax			557			557
Unrealized loss on cash flow hedge, net of tax			(143)			(143)
Cash dividends					(127)	(127)
Compensation expense	459					459
Shares (acquired) issued, net	(2,324)			1,412		(912)
Balance, September 27, 2019	43,182	190,161	(40,571)	(19,920)	511	173,363
Net (loss) income		(6,516)			50	(6,466)
Translation adjustments			1,647		-	1,647
Benefit plan adjustments, net of tax			548			548
Unrealized gain on cash flow hedge, net of tax			146			146
Compensation expense	248					248
Shares (acquired) issued, net	(1,125)			1,124		(1)
Balance, December 27, 2019	42,305	183,645	(38,230)	(18,796)	561	169,485
Net (loss) income		(25,230)			54	(25,176)
Translation adjustments			(1,257)		(9)	(1,266)
Benefit plan adjustments, net of tax			1,593			1,593
Unrealized loss on cash flow hedge, net of tax			(582)			(582)
Compensation expense	(19)					(19)
Balance, March 27, 2020	$42,286	$158,415	$(38,476)	$(18,796)	$606	$144,035

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 25, 2020, December 25, 2020, and March 26, 2021, and September 27, 2019, December 27, 2019, and March 27, 2020 are as follows:

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)
Translation adjustment during the quarter	3,600	-	-
Amounts reclassified from accumulated other comprehensive income	-	553	75
Net current period other comprehensive income	3,600	553	75
Balance at September 25, 2020	7,054	(43,023)	(1,029)
Translation adjustment during the quarter	4,887	-	-
Amounts reclassified from accumulated other comprehensive income	-	555	104
Net current period other comprehensive income	4,887	555	104
Balance at December 25, 2020	11,941	(42,468)	(925)
Translation adjustment during the quarter	(2,970)	-	-
Amounts reclassified from accumulated other comprehensive income	-	583	193
Net current period other comprehensive (loss) income	(2,970)	583	193
Balance at March 26, 2021	$8,971	$(41,885)	$(732)

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2019	$4,439	$(41,901)	$(509)
Translation adjustment during the quarter	(3,014)	-	-
Amounts reclassified from accumulated other comprehensive income	-	557	(143)
Net current period other comprehensive (loss) income	(3,014)	557	(143)
Balance at September 27, 2019	1,425	(41,344)	(652)
Translation adjustment during the quarter	1,647	-	-
Amounts reclassified from accumulated other comprehensive income	-	548	146
Net current period other comprehensive income	1,647	548	146
Balance at December 27, 2019	3,072	(40,796)	(506)
Translation adjustment during the quarter	(1,257)	-	-
Amounts reclassified from accumulated other comprehensive income	-	1,593	(582)
Net current period other comprehensive (loss) income	(1,257)	1,593	(582)
Balance at March 27, 2020	$1,815	$(39,203)	$(1,088)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and three quarters ended March 26, 2021 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 26, 2021		March 26, 2021
Changes in benefit plan items
Actuarial losses	$824	(a)	$2,410	(a)
Transition asset and prior service benefit	(64)	(a)	(190)	(a)
Total amortization	760		2,220
Income taxes	177		529
Total reclassification net of tax	$583		$1,691

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter and three quarters ended March 27, 2020 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 27, 2020		March 27, 2020
Changes in benefit plan items
Actuarial losses	$670	(a)	$2,240	(a)
Transition asset and prior service benefit	(64)	(a)	(191)	(a)
Total amortization	606		2,049
Other benefit plan adjustments	(1,477)		(1,477)
Income taxes	490		828
Total reclassification net of tax	$1,593		$2,698

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

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

These actions resulted in restructuring charges of $251 and $777 in the quarter and three quarters ended March 26, 2021, respectively, and restructuring charges of $532 and $1,717 for the quarter and three quarters ended March 27, 2020.

Restructuring activities since June 2015 have resulted in the elimination of 249 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through March 26, 2021 were $13,182.

During the second quarter of fiscal 2020, a marine propulsion development program, for which the Company had provided development and production services, was terminated. The cost of exiting the contract consisted of a noncash write-off of assets and liabilities relating to the program amounting to $2,185, and a cash settlement to satisfy supplier commitments associated with the program amounting to $1,000. The Company classified the total contract exit cost of $3,185 as a restructuring charge, within the manufacturing segment, in the three quarters ended March 27, 2020.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2020	$84
Additions	777
Payments, adjustments and write-offs during the year	(646)
Accrued restructuring liability, March 26, 2021	$215

M.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Basic:
Net income (loss)	$166	$(25,176)	$(8,051)	$(37,935)
Less: Net earnings attributable to noncontrolling interest	(72)	(54)	(147)	(122)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net income (loss) available to Twin Disc shareholders	94	(25,230)	(8,198)	(38,057)

Weighted average shares outstanding - basic	13,269	13,175	13,240	13,147

Basic Income (Loss) Per Share:
Net income (loss) per share - basic	$0.01	$(1.92)	$(0.62)	$(2.89)

Diluted:
Net income (loss)	$166	$(25,176)	$(8,051)	$(37,935)
Less: Net earnings attributable to noncontrolling interest	(72)	(54)	(147)	(122)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net income (loss) available to Twin Disc shareholders	94	(25,230)	(8,198)	(38,057)

Weighted average shares outstanding - basic	13,269	13,175	13,240	13,147
Effect of dilutive stock awards	26	-	-	-
Weighted average shares outstanding - diluted	13,295	13,175	13,240	13,147

Diluted Income (Loss) Per Share:
Net income (loss) per share - diluted	$0.01	$(1.92)	$(0.62)	$(2.89)

The following potential common shares were excluded from diluted EPS for the quarter ended March 26, 2021 because they were anti-dilutive, and for the three quarters ended March 26, 2021 as the Company reported a net loss: 433.1 related to the Company’s unvested PSAs, 377.5 related to the Company’s unvested RS awards, and 9.1 and 34.8, respectively, related to the Company’s unvested RSUs.

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

The components of lease expense were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Finance lease cost:
Amortization of right-of-use assets	$154	$49	$421	$127
Interest on lease liabilities	73	14	201	40
Operating lease cost	717	789	2,097	2,384
Short-term lease cost	17	18	29	43
Variable lease cost	36	17	118	42
Total lease cost	997	887	2,866	2,636
Less: Sublease income	(23)	(53)	(135)	(159)
Net lease cost	$974	$834	$2,731	$2,477

Other information related to leases was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$747	$780	$2,275	$2,367
Operating cash flows from finance leases	125	45	343	112
Financing cash flows from finance leases	73	14	201	40
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	19	149	125	2,573
Finance leases	86	188	4,757	465
Weighted average remaining lease term (years):
Operating leases			10.5	10.9
Finance lease			12.2	4.3
Weighted average discount rate:
Operating leases			7.4%	7.4%
Finance leases			5.2%	6.6%

Approximate future minimum rental commitments under non-cancellable leases as of March 26, 2021 were as follows:

	Operating Leases	Finance Leases
2021	$626	$197
2022	2,391	789
2023	2,119	780
2024	1,898	736
2025	1,663	496
Thereafter	11,535	4,313
Total future lease payments	20,232	7,311
Less: Amount representing interest	(6,331)	(1,865)
Present value of future payments	$13,901	$5,446

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	March 26, 2021	June 30, 2020
Lease Assets
Operating lease right-of-use assets	Property, plant and equipment, net	$13,880	$14,448
Finance lease right-of-use assets	Property, plant and equipment, net	5,335	959

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$1,470	$1,724
Operating lease liabilities	Lease obligations	12,431	12,738
Finance lease liabilities	Accrued liabilities	525	233
Finance lease liabilities	Lease obligations	4,921	757

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of March 26, 2021, with a notional amount of $16,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s LIBOR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its consolidated statements of operations and comprehensive loss. Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than 12 months.

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $732 and $1,104 as of March 26, 2021 and June 30, 2020, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $359 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Foreign Currency Forward Contracts

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. The Company had no outstanding forward exchange contracts at March 26, 2021. At June 30, 2020, one of the Company's foreign subsidiaries had one outstanding forward exchange contract to purchase U.S. dollars in the notional value of $1,247 with a weighted average maturity of 7 days. The fair value of the Company’s contract was a loss of $9 at June 30, 2020.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	March 26, 2021	June 30, 2020
Derivative designated as hedge:
Interest rate swap	Accrued liabilities	$335	$392
Interest rate swap	Other long-term liabilities	623	1,052

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive loss for the quarter and three quarters ended March 26, 2021 and March 27, 2020, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended		For the Three Quarters Ended
	Income Location	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Derivative designated as hedge:
Interest rate swap	Interest expense	$98	$37	$297	$79
Interest rate swap	Unrealized gain (loss) on cash flow hedge	193	(582)	372	(579)

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$-	$-	$(13)	$-

Item 2.    Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of March 26, 2021, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 26, 2021	% of Net Sales	March 27, 2020	% of Net Sales	March 26, 2021	% of Net Sales	March 27, 2020	% of Net Sales
Net sales	$57,640		$68,636		$152,377		$187,462
Cost of goods sold	43,678		52,087		119,835		145,566
Gross profit	13,962	24.2%	16,549	24.1%	32,542	21.4%	41,896	22.3%
Marketing, engineering and administrative expenses	13,196	22.9%	15,349	22.4%	39,000	25.6%	48,106	25.7%
Restructuring of operations	251	0.4%	532	0.8%	777	0.5%	4,902	2.6%
Goodwill and other impairment charge	-	0.0%	27,603	40.2%	-	0.0%	27,603	14.7%
Income (loss) from operations	$515	0.9%	$(26,935)	-39.2%	$(7,235)	-4.7%	$(38,715)	-20.7%

Comparison of the Third Quarter of Fiscal 2021 with the Third Quarter of Fiscal 2020

Net sales for the third quarter decreased 16.0%, or $11.0 million, to $57.6 million from $68.6 million in the same quarter a year ago. The Company continued to experience a broad-based softening in demand across the oil and gas, industrial and marine markets, due in large part to the continued impacts of the COVID-19 crisis on the Company’s global markets. With sequential sales growth of $9.2 million (19.0%), the Company has begun to benefit from the start of a global economic recovery. Global demand for industrial products declined 14.8% from the prior year, while off-highway transmission demand fell by 13.4% and marine and propulsion fell by 20.4%. The North American region suffered the most significant sales decline ($6.5 million or 28.8%) due to continued weakness in the North American oil and gas market and a general decline across all markets. The North American region declined from 33% of total sales in the prior year third quarter to 28% in the fiscal 2021 third quarter. The European region saw a softer decline ($2.6 million or 9.8%), with similar weakness across the markets served. Sales into the Asia Pacific region decreased slightly ($0.9 million or 5.8%), as a weaker Asian commercial marine market was partially offset by stable demand for oil and gas units in China and an improving marine market in Australia. Currency translation had a favorable impact on third quarter fiscal 2021 sales compared to the third quarter of the prior year totaling $3.9 million primarily due to the strengthening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 11.4%, or $6.7 million, versus the same quarter last year. The U.S. manufacturing operations experienced a 22.9%, or $7.0 million, decrease in sales versus the third fiscal quarter of 2020, with weakness across all product lines, including weaker demand for the Company’s oil and gas related products, industrial and marine products. The Company’s operation in the Netherlands was down $2.5 million (15.7%) compared to the third fiscal quarter of 2020, with many boat construction projects being delayed due to the COVID-19 crisis. The Company’s Belgian operation saw an increase compared to the prior year third quarter (16.0% or $1.0 million), with a positive translation effect combining with improved European market conditions. Similarly, the Company’s Italian manufacturing operations, also benefiting from some positive exchange impact and an improving European market, were up $1.7 million (33.0%) compared to the third quarter of fiscal 2020. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.1 million (9.1%) compared to the prior year third quarter.

Our distribution segment experienced a decrease in sales of $2.2 million (7.6%) compared to the third quarter of fiscal 2020. The Company’s Asian distribution operations in Singapore, China and Japan were down 18.6% from the prior year on softer demand for commercial marine and patrol craft products in the region. The Company’s North America distribution operation saw a decrease of 10.2% on weaker demand for commercial marine products. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw strong growth (48.3% increase from the prior year third fiscal quarter), on improving pleasure craft marine market trends in the region. The Company’s European distribution operation saw a decrease of $1.1 million (19.4%) on overall market weakness.

Gross profit as a percentage of sales for the third quarter of fiscal 2021 improved slightly to 24.2%, compared to 24.1% for the same period last year. The current quarter result reflects the benefit of an Employee Retention Credit (“ERC”, part of various COVID-19 relief programs provided by the U.S. government) of $1.2 million recorded at the Company’s domestic operation. This benefit was offset by an unfavorable product mix profile ($1.4 million) and the impact of reduced volume ($2.7 million).

For the fiscal 2021 third quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 22.9%, compared to 22.4% for the fiscal 2020 third quarter. ME&A expenses decreased $2.2 million (14.0%) versus the same period last fiscal year. The decrease in ME&A spending for the quarter was comprised of decreases to domestic salaries and benefits ($0.6 million), marketing expenses ($0.4 million), the domestic ERC ($0.6 million), amortization expense ($0.3 million) and general cost containment actions. These decreases were partially offset by a translation driven increase ($0.6 million).

The Company incurred $0.3 million in restructuring charges during the third quarter of fiscal 2021, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense increased to $0.6 million in the third quarter of fiscal 2021, compared to $0.5 million for the third quarter of the prior fiscal year. This increase reflects a higher average interest rate during the current year, partially offset by a lower average balance.

Other income of $0.6 million for the third fiscal quarter was primarily attributable to translation gains related to the Company’s euro denominated liabilities ($0.9 million).

The fiscal 2021 third quarter effective tax rate was 64.4% compared to 11.1% in the prior fiscal year third quarter. In the prior year the Company’s management determined that the carrying value of certain goodwill and intangibles exceeded the fair value and a $27.6 million impairment loss was calculated which resulted in a decrease to the prior year effective tax rate of 13.8%. During the current fiscal year, the Company was able to take advantage of the newly enacted high tax exception regulations. The Company filed its federal tax return utilizing this exception and had no Global Intangible Low-Taxed Income (“GILTI”) inclusion, significantly increasing the current rate.

Comparison of the First Three Quarters of Fiscal 2021 with the First Three Quarters of Fiscal 2020

Net sales for the first three quarters decreased 18.7%, or $35.1 million, to $152.4 million from $187.5 million in the same period a year ago. The Company experienced a broad-based softening in demand across the oil and gas, industrial and marine markets, due in large part to the continued impacts of the COVID-19 crisis on the Company’s global markets. Global demand for industrial products declined 21.0% from the prior year, while off-highway transmission demand fell by 19.0% and marine and propulsion fell by 21.1%. The North American region suffered the most significant sales decline ($22.1 million or 32.8%) due to continued weakness in the North American oil and gas market and a general decline across all markets. The North American region declined from 36% of total sales in the prior year first three quarters to 30% in the fiscal 2021 comparable period. The European region saw a slightly milder decline ($12.7 million or 18.0%), with similar weakness across the markets served. Sales into the Asia Pacific region were comparatively flat (up $0.5 million or 1.3%), due to stable demand for oil and gas units in China and an improving marine market in Australia. Currency translation had a favorable impact on first three quarter fiscal 2021 sales compared to the same period of the prior year totaling $7.5 million primarily due to the stronger euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment decreased 22.4%, or $38.3 million, versus the first three quarters of last year. The U.S. manufacturing operation experienced a 34.3%, or $32.1 million, decrease in sales versus the first three quarters of fiscal 2020, with weakness across all product lines, including weaker demand for the Company’s oil and gas related products, industrial and marine products. The Company’s operation in the Netherlands was down $9.2 million (21.2%) compared to the first three quarters of fiscal 2020, with many boat construction projects being delayed due to the COVID-19 crisis. The Company’s Belgian operation saw an increase compared to the prior year (7.0% or $1.1 million), with a positive translation effect offsetting much of the overall market weakness. The Company’s Italian manufacturing operations, also benefiting from some positive exchange impact, along with and improving European economy, were up $2.0 million (13.3%) compared to the first three quarters of fiscal 2020. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was down $0.1 million (4.3%) compared to the prior year comparable period.

Our distribution segment experienced a slight increase in sales of $0.9 million (1.2%) compared to the first three quarters of fiscal 2020. The Company’s Asian distribution operations in Singapore, China and Japan were down 5.1% from the prior year on weaker demand for commercial marine and patrol craft products in the region, partially offset by a positive translation impact. The Company’s North America distribution operation saw a decrease of 11.5% on reduced overall market demand. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw strong growth (47.8% increase from the prior year first three quarters), on improving pleasure craft marine market trends in the region. The Company’s European distribution operation saw a decrease of $2.1 million (14.0%) on overall market weakness.

Gross profit as a percentage of sales for the first three quarters of fiscal 2021 decreased to 21.4%, compared to 22.3% for the same period last year. The prior year result included a $6.1 million charge related to a product performance issue recorded in the first quarter of fiscal 2020, while the current year includes the benefit of the domestic ERC and a government COVID-19 relief subsidy in the Netherlands ($1.9 million). Offsetting these favorable movements were the impact of reduced volume ($7.9 million), an increase in the profit in inventory elimination ($2.3 million), the impact of a reclassification of costs from ME&A to cost of goods sold ($1.3 million) and an unfavorable product mix ($5.5 million), primarily associated with reduced activity in the North American oil and gas market.

For the fiscal 2021 first three quarters, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 25.6%, compared to 25.7% for the fiscal 2020 comparable period. ME&A expenses decreased $9.1 million (18.9%) versus the same period last fiscal year. The decrease in ME&A spending for the first three quarters was comprised of decreases to domestic salaries and benefits ($3.2 million), marketing expenses ($1.2 million), corporate travel ($1.0 million), amortization expense ($1.0 million), the reclassification of costs from ME&A to cost of goods sold ($1.3 million) and general cost containment actions ($2.6 million). These decreases were partially offset by a translation driven increase ($1.2 million).

The Company incurred $0.8 million in restructuring charges during the first three quarters of fiscal 2021, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense increased to $1.8 million in the first three quarters of fiscal 2021, compared to $1.3 million for the same period of the prior fiscal year. This increase reflects a higher average interest rate during the current year, partially offset by a lower average balance.

Other expense of $2.3 million for the first three fiscal quarters was primarily attributable to translation losses related to the Company’s euro denominated liabilities.

The effective tax rate for the first three quarters of fiscal 2021 was 28.9% compared to just 8.9% in the comparable period of the prior fiscal year. In the prior year the Company’s management determined that the carrying value of certain goodwill and intangibles exceeded the fair value and a $27.6 million impairment loss was calculated which resulted in a decrease to the prior year effective tax rate of 13.8%. During the current fiscal year, the Company was able to take advantage of the newly enacted high tax exception regulations. The Company filed its federal tax return utilizing this exception and had no GILTI inclusion, thus increasing the current rate.

Financial Condition, Liquidity and Capital Resources

Comparison between March 26, 2021 and June 30, 2020

As of March 26, 2021, the Company had net working capital of $104.0 million, which represents a decrease of $3.3 million, or 3.1%, from the net working capital of $107.3 million as of June 30, 2020.

Cash increased $0.9 million to $11.6 million as of March 26, 2021, versus $10.7 million as of June 30, 2020. The majority of the cash as of March 26, 2021 is at the Company’s overseas operations in Europe ($3.8 million) and Asia-Pacific ($6.0 million).

Trade receivables of $31.3 million were up $0.6 million, or approximately 2.0%, when compared to last fiscal year-end. The impact of foreign currency translation was to increase accounts receivable by $1.0 million versus June 30, 2020. As a percent of sales, trade receivables finished at 54.3% in the third quarter of fiscal 2021 compared to 45.9% for the comparable period in fiscal 2020 and 51.7% for the fourth quarter of fiscal 2020.

Inventories decreased by $3.9 million, or 3.2%, versus June 30, 2020 to $116.7 million. The impact of foreign currency translation was to increase inventories by $3.2 million versus June 30, 2020. The remaining decrease was seen primarily at the Company’s North American operation, driven by improved purchasing discipline and the initial impacts of a renewed sales, inventory and operations planning (SIOP) process. On a consolidated basis, as of March 26, 2021, the Company’s backlog of orders to be shipped over the next six months approximates $71.4 million, compared to $66.6 million at June 30, 2020 and $87.4 million at March 27, 2020. As a percentage of six-month backlog, inventory has decreased from 181% at June 30, 2020 to 163% at March 26, 2021.

Net property, plant and equipment was up $2.9 million (4.0%) to $75.6 million versus $72.7 million at June 30, 2020. The primary reason for the increase is the recording of the right-of-use asset for the lease of the recently completed building in Lufkin, TX. In addition, the Company had capital spending ($3.9 million) and a favorable exchange impact ($1.1 million), partially offset by depreciation ($5.9 million). The capital spending in the first three quarters reflects primarily maintenance capital, along with investment in the new facility in Lufkin, TX. In total, the Company expects to invest between $5 and $7 million in capital assets in fiscal 2021. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of March 26, 2021 of $25.8 million was up $0.1 million, or 0.4%, from June 30, 2020. The impact of foreign currency translation was to increase accounts payable by $0.8 million versus June 30, 2020. The remaining decrease is primarily related to the reduced purchasing activities in light of reduced volume in the quarter and a focus on inventory reduction.

Total borrowings and long-term debt as of March 26, 2021 decreased $1.4 million to $41.2 million versus $42.6 million at June 30, 2020. During the first three quarters, the Company reported positive free cash flow of $1.2 million (defined as operating cash flow less acquisitions of fixed assets) and ended the quarter with total debt, net of cash, of $29.6 million, compared to $31.9 million at June 30, 2020, for a net improvement of $2.3 million.

Total equity increased $0.9 million, or 0.6%, to $140.9 million as of March 26, 2021. The net loss during the first three quarters decreased equity by $8.2 million, partially offset by a favorable foreign currency translation of $5.5 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $1.4 million. The net remaining increase in equity of $2.2 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans.

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

For the quarter ended March 26, 2021, as a result of the Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

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

On April 17, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $8.2 million (the “PPP Loan”) made to the Company under the Paycheck Protection Program (“PPP”). The PPP was established under the CARES Act and is a program under the U.S. Small Business Administration (the “SBA”). The PPP Loan to the Company is administered by BMO. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal payments are deferred until April 2022.

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

The Company has closely tracked qualified expenses to ensure its compliance with the PPP requirements and to support its application for forgiveness. As of March 26, 2021, the Company estimates that the amount of expenses qualifying for forgiveness it has incurred to date is approximately $8.2 million. These expenses are included in cost of goods sold and marketing, engineering and administrative expenses in the accompanying statement of operations and comprehensive loss. The Company submitted its forgiveness application to BMO on March 3, 2021. BMO reviewed and approved this application, and forwarded it to the Small Business Administration for processing on March 17, 2021. The Company’s application requested and provided support for complete forgiveness of the $8.2 million PPP Loan. If, and when, forgiveness of this amount is assured, the Company would record this as a gain on debt extinguishment. This is described further in Note J, Long-term Debt, of the notes to the consolidated financial statements.

There are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $26.9 million of available borrowings under the Credit Agreement as of March 26, 2021. The Company expects to continue to generate enough cash from operations, as well as have sufficient capacity under its credit facilities, to meet its operating and investing needs. As of March 26, 2021, the Company also had cash of $11.6 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2021, the Company expects to contribute $2.3 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $3.3 million, or 3.1%, during the first three quarters of fiscal 2021, and the current ratio fell to 2.5 for March 26, 2021 from 2.6 at June 30, 2020. The decrease in net working capital was primarily driven by an increase in accrued expenses and a decrease in inventory.

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

The Company has approximately $0.9 million of unrecognized tax benefits, including related interest and penalties, as of March 27, 2021, which, if recognized, would favorably impact the effective tax rate. See Note H, Income Taxes, of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2021 contributions to all defined benefit plans will total $2.3 million. As of March 26, 2021, $2.1 million in contributions have been made.

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

There were no securities of the Company sold by the Company during the quarter ended March 26, 2021, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 26, 2020 – January 29, 2021	0	NA	0	315,000

January 30 – February 26, 2021	0	NA	0	315,000

February 27 – March 26, 2021	0	NA	0	315,000

Total	0	NA	0	315,000

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock. This authorization has no expiration, and as of March 26, 2021, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended March 26, 2021.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 4, 2021	/s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller
Chief Accounting Officer