Form 10-K
period 2021-06-30
TWIN DISC INC
filed 2021-09-02
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECRURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-7635

TWIN DISC, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0667110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1328 Racine Street, Racine, Wisconsin	53403
(Address of Principal Executive Office)	(Zip Code)

Registrant's Telephone Number, including area code:	(262) 638‑4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (No Par Value)	TWIN	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

At December 25, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant was $77,500,872. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 20, 2021, the registrant had 13,654,965 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TABLE OF CONTENTS

TWIN DISC, INC. - FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2021

PART I

Item 1. Business

Twin Disc, Incorporated (“Twin Disc”, or the “Company”) was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells marine and heavy duty off‑highway power transmission equipment. The Company has manufacturing locations in the United States, Belgium, Italy, Switzerland and the Netherlands. In addition to these countries, it has distribution locations in Singapore, China, Australia and Japan. Products offered include: marine transmissions, azimuth drives, surface drives, propellers and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems. The Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability. The Company’s top ten customers accounted for approximately 48% and 51% of the Company's consolidated net sales during the years ended June 30, 2021 and June 30, 2020, respectively. There were no customers that accounted for 10% of consolidated net sales in fiscal 2021.

Unfilled open orders for the next six months of $70.3 million at June 30, 2021 compares to $66.6 million at June 30, 2020. Since orders are subject to cancellation and rescheduling by the customer, the six‑month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1.9 million and $1.8 million in fiscal 2021 and 2020, respectively. Total engineering and development costs were $8.5 million and $11.0 million in fiscal 2021 and 2020, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2021 and June 30, 2020 was 743 and 806, respectively. The Company believes that its continued success is a direct result of its talent. As such, the Company strives to be an employer of choice in every community in which it operates. It does this by fostering a fair, respectful, inclusive and safe work environment and culture shaped with its core values of Customer Focus, Integrity, Accountability, Teamwork, and Innovation.

A summary of financial data by segment, geographic area, and classes of products that accounted for more than 10% of consolidated sales revenues for the years ended June 30, 2021 and 2020 appears in Note J, Business Segments and Foreign Operations, to the consolidated financial statements.

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

The Company continues to be adversely affected by the economic disruptions caused by the global coronavirus pandemic.  In March 2020, the World Health Organization (“WHO”) declared that a new strain of coronavirus that originated in Wuhan, China, and has rapidly spread around the world (“COVID-19”) is a pandemic that poses significant risk to the international community.  This outbreak contributed to shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatility causing substantial declines in market capitalization, and occurring in the midst of an already challenging economic environment in some of our markets, most notably the oil and gas market.  As a result of the outbreak, starting in March 2020 and intermittently through June 30, 2021, the Company suspended or reduced its operations, in whole or in part, in many of its locations. The Company’s businesses operate in market segments impacted by COVID-19.  Operating during a global pandemic has exposed the Company to a number of material risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our and our suppliers' manufacturing facilities, maintenance of appropriate labor levels, our ability to ship products to our customers, interruptions in our supply chains and distribution systems, access to capital and potential increases to the cost of capital, collection of trade receivables in accordance with their terms and potential further impairment of long-lived assets; all of which, in the aggregate, have had an adverse effect on the Company’s business, financial condition, results of operations and cash flows. The depth and duration of the pandemic remains unknown.  Management continues to actively monitor the global situation and its effect on financial condition, liquidity, operations, suppliers, industry and workforce.  The Company remains unable to estimate the full extent or nature of the impact of COVID-19 at this time.

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

In the event of an increase in the global demand for steel, the Company could be adversely affected if it experiences shortages of raw castings and forgings used in the manufacturing of its products. With the continued development of certain developing economies, in particular China and India, the global demand for steel has risen significantly in recent years. The Company selects its suppliers based on a number of criteria, and the Company expects that they will be able to support its needs. However, there can be no assurance that a significant increase in demand, capacity constraints or other issues experienced by the Company’s suppliers will not result in shortages or delays in their supply of raw materials to the Company. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates which would adversely affect its sales, profitability and relationships with its customers.

The Company continues to face the prospect of increasing commodity costs, including steel, other raw materials and energy that could have an adverse effect on future profitability. In addition, developments in tariff regulations in the U.S. and foreign jurisdictions have resulted in uncertainty regarding international trade policies and future commodity prices, contributing to an increased risk of higher commodity costs that could have an adverse impact on the Company’s profitability, financial condition and results of operations. The Company’s profitability is dependent, in part, on commodity costs. To date, the Company has been successful with offsetting the effects of increased commodity costs through cost reduction programs and pricing actions. However, if material prices were to continue to increase at a rate that could not be recouped through product pricing, it could potentially have an adverse effect on the Company’s future profitability.

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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although there were no customers that accounted for 10% or more of consolidated net sales in fiscal 2021, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected. Although the Company’s accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of its largest customers could have a material adverse impact on the collectability of its accounts receivable and future operating results.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 71% of the Company’s consolidated net sales for fiscal 2021. The Company has international manufacturing operations in Belgium, Italy, the Netherlands and Switzerland. In addition, the Company has international distribution operations in Singapore, China, Australia, Japan, Italy, Belgium, and India. The Company’s international sales and operations are subject to a number of risks, including:

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

A material disruption at the Company’s manufacturing facility in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. The majority of the Company’s manufacturing, based on fiscal 2021 sales, came from its facility in Racine, Wisconsin. If operations at this facility were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions, labor force disruptions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes to be adequate to provide for reconstruction of its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

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

Any failure to meet debt obligations and financial covenants, and maintain adequate asset-based borrowing capacity could adversely affect the Company’s business and financial condition.  The Company’s five-year revolving credit facility entered into on June 29, 2018 is secured by certain personal property assets such as accounts receivable, inventory, and machinery and equipment.  Under this agreement, the Company’s borrowing capacity is based on the eligible balances of these assets and it is required to maintain sufficient borrowing base at all times to secure its outstanding borrowings.  The Company is also required to comply with a minimum Debt to EBITDA ratio and/or a minimum EBITDA.  Based on results through the quarter ended December 25, 2020, the Company was not in compliance with its minimum EBITDA financial covenant, and as a result has entered into a forbearance agreement with its senior lender. The forbearance period ends on the earlier of September 30, 2021, or the date on which an event of default occurs. While the Company has been able to collaborate closely with its senior lender and has successfully negotiated reasonable terms with its bank during cyclical market periods, there can be no assurance that the Company will be able to continue doing so, or achieve the planned results in future periods especially due to the significant uncertainties flowing from the current economic environment. If the Company is not able to achieve these objectives and to meet the required financial covenants under the agreements, the Company may require further forbearance from its senior lender or be required to arrange alternative financing. Failure to obtain relief from financial covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

As of June 30, 2021, the Company had a borrowing capacity that exceeded its outstanding loan balance (see Note G, Debt, of the notes to the consolidated financial statements). Based on its annual financial plan, the Company believes that it will generate sufficient cash flow levels throughout fiscal 2022 in order to maintain compliance with this borrowing base and meet the minimum Debt to EBITDA ratio by December, 31, 2021, the first measurement date after the forbearance period.   However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods.

While the Company has obtained forgiveness of its Paycheck Protection Program Loan (“PPP loan”), it remains subject to audit under the program’s rules and any resulting adverse audit findings of non-compliance can result in the repayment of a portion or all of the PPP loan.  On April 17, 2020 the Company received proceeds of $8.2 million from a loan under the PPP of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which it has used to retain current employees, maintain payroll and make lease and utility payments.  The Company has accounted for the full proceeds as a loan.  It obtained formal forgiveness of the full amount of the loan on June 16, 2021, and has accounted for the forgiveness as income from extinguishment of loan in its statement of operations for the year ended June 30, 2021.

While the loan has been formally forgiven, under the terms of the PPP Loan, the Company remains subject to an audit by the Small Business Administration ("SBA") for a period of six years after forgiveness.  The audit is intended to confirm the Company’s eligibility for the loan and the appropriateness of the loan obtained. The Company is aware of the requirements of the PPP Loan and believes it is within the eligibility threshold and has used the loan proceeds in accordance with PPP loan forgiveness requirements. It has retained all necessary documentation in support of its eligibility, including gross receipts calculations, supporting payroll expenses and related information. However, no assurance is provided that the Company will satisfy fully all the requirements of an audit. If despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP loan, it may be required to repay the PPP loan in its entirety in a lump sum or be subject to additional penalties, which could result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company carries a significant amount of intangible assets, but it may never fully realize the full value of these assets. The Company recorded significant non-cash goodwill impairment charges in fiscal 2020, as well as in prior fiscal years. As part of the acquisition of Veth Propulsion in July 2018, the Company acquired goodwill and intangible assets in the form of customer relationships, technology and knowhow and tradenames. In fiscal 2020, due to its assessment of the adverse economic consequences of the COVID-19 outbreak and the negative trends in its markets as explained in Note D, Intangible Assets, the Company recorded significant impairment charges in the amount of $27.6 million, writing off all the goodwill in its books, as well as writing down some intangibles and other assets. In fiscal 2017 and 2016, when the Company’s markets were significantly adversely affected by the global oil and gas decline, it recorded significant impairment charges related to two of its prior acquisitions. Any deterioration in the industries or businesses of the Company may trigger future impairment charges, which may have a material adverse effect to the Company’s financial results.

The Company may experience negative or unforeseen tax consequences. The Company reviews the probability of the realization of its net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce the Company’s net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition. In fiscal 2021, the Company recorded a 100% allowance on its domestic deferred tax assets, amounting to $24.4 million.

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

Security breaches and other disruptions could compromise the Company’s information system and expose the Company to liabilities, which would cause its business and reputation to suffer. In the ordinary course of its business, the Company collects and stores sensitive data, including its proprietary business information and that of its customers, suppliers and business partners, as well as personally identifiable information of its customers and employees, in its internal and external data centers, cloud services and on its networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, its information technology and infrastructure, and that of its partners, may be vulnerable to malicious attacks or breaches due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach or operational failure would compromise the Company’s networks and/or that of its partners and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory fines or penalties, including, among others, under the European Union’s newly enacted General Data Privacy Regulation, disrupt the Company’s operations, damage its reputation and/or cause a loss of confidence in the Company’s products and services, which could adversely affect its business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Manufacturing Segment

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, two in Decima, Italy and one in Novazzano, Switzerland. The aggregate floor space of these six plants approximates 763,000 square feet. One of the Racine facilities also serves as the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in, Sturtevant, Wisconsin, Lufkin, Texas, Limite sull’Arno, Italy and Papendrecht, Netherlands.

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

Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10‑K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 2021.

Name	Age	Position
John H. Batten	56	Chief Executive Officer
James E. Feiertag	64	President, Chief Operating Officer
Jeffrey S. Knutson	56	Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Debbie A. Lange	63	Corporate Controller

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

PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN.

	Fiscal Year Ended June 30, 2021		Fiscal Year Ended June 30, 2020
Quarter	High	Low	High	Low
First Quarter	$7.76	$4.66	$15.18	$9.60
Second Quarter	7.97	4.87	12.59	9.50
Third Quarter	10.35	7.35	11.61	6.06
Fourth Quarter	15.02	8.79	8.35	4.84

There were no dividend payments made in the fiscal years ended June 30, 2021 and 2020.

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 20, 2021, shareholders of record numbered 403.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 27, 2021 – April 30, 2021	0	NA	0	315,000
May 1, 2021 – May 28, 2021	0	NA	0	315,000
May 29, 2021 - June 30, 2021	0	NA	0	315,000
Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during fiscal 2020 and 2021. As of June 30, 2021, 315,000 shares remain authorized for purchase.

Item 6. Selected Financial Data

Financial Highlights

(in thousands, except per share amounts)

Fiscal Years Ended June 30,
Statement of Operations Data:	2021	2020	2019	2018	2017
Net sales	$218,581	$246,838	$302,663	$240,733	$168,182
Net (loss) income	(29,519)	(39,571)	10,796	9,647	(6,115)
Net (loss) income attributable to Twin Disc	(29,719)	(39,817)	10,673	9,528	(6,294)
Basic (loss) income per share attributable to Twin Disc common shareholders	(2.24)	(3.03)	0.84	0.82	(0.56)
Diluted (loss) income per share attributable to Twin Disc common shareholders	(2.24)	(3.03)	0.83	0.82	(0.56)
Dividends per share	-	-	-	-	-

June 30,
Balance Sheet Data	2021	2020	2019	2018	2017
Total assets	$275,413	$294,127	$346,870	$241,240	$210,898
Total long-term debt	32,085	42,587	42,491	4,824	6,323

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2021. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

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

Results of Operations
(In thousands)		% of		% of
	2021	Sales	2020	Sales
Net sales	$218,581		$246,838
Cost of goods sold	167,724		191,130

Gross profit	50,857	23.3	55,708	22.6

Marketing, engineering and administrative expenses	55,750	25.5	63,218	25.6
Restructuring expenses	7,377	3.4	5,138	2.1
Goodwill and other asset impairment charge	-	-	27,603	11.2
Loss from operations	$(12,270)	(5.6)	$(40,251)	(16.3)

Fiscal 2021 Compared to Fiscal 2020

Net Sales

Net sales for fiscal 2021 decreased 11.4%, or $28.3 million, to $218.6 million from $246.8 million in fiscal 2020. The Company experienced a broad-based softening in demand through the first three fiscal quarters across the industrial and marine markets, due in large part to the continued impacts of the COVID-19 crisis on the Company’s global markets. The weakness in the North American oil and gas market experienced throughout fiscal 2020 persisted through fiscal 2021, with some improvement in aftermarket activity in the fourth quarter of fiscal 2021. The Company began to see a general market recovery trend starting at the end of the fiscal second quarter, which continued through the fiscal fourth quarter. With a recovering global economy following a relaxation of COVID-19 restrictions, the Company has seen renewed demand for its products across all segments. With improving volume levels through the year, the Company reported a fourth quarter favorable variance to the prior year of 11.5%, its first favorable year-over-year variance since the third quarter of fiscal 2019. Currency translation had a favorable impact on fiscal 2021 sales compared to the prior year totaling $11.6 million primarily due to the strengthening of the euro and Australian dollar against the U.S. dollar

Sales at our manufacturing segment decreased 15.8%, or $36.1 million, versus the same period last year. The largest decline was seen at the Company’s North American manufacturing operation, the largest, which experienced a 28.0% decline in sales compared to fiscal 2020. The primary driver for this decrease was a broad reduction in demand created by the global economic impact of the COVID-19 pandemic. The Company’s Veth Propulsion operation in the Netherlands experienced an 18.5% decrease in sales in fiscal 2021, also due to the global market impacts of the COVID-19 pandemic. The Company’s Italian manufacturing operations reported a 16.6% increase in sales from fiscal 2020, with foreign currency contributing half of that increase and a recovering European industrial market in the second half of the fiscal year driving the remaining volume growth. Similarly, the Company’s Belgian manufacturing operation saw a 12.2% increase in sales in fiscal 2021 on a favorable foreign exchange impact and an economic recovery in the fourth fiscal quarter. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 7.2% increase in sales, primarily due to a favorable currency impact.

Sales at our distribution segment were up 4.6%, or $4.4 million, compared to fiscal 2020, with the entire increase coming in the fourth fiscal quarter. The Company’s Asian distribution operation in Singapore, China and Japan experienced an 8.3% decrease in sales due to the weakened global demand resulting from COVID-19, partially offset by stable demand for the Company’s oil and gas transmissions. The Company’s European distribution operation saw an increase of $0.4 million thanks to a positive currency impact of $1.3 million. The operational decline is the result of the impact of the COVID-19 pandemic. The Company’s North American distribution operation saw an increase of 3.0% thanks to improving market conditions in the fourth fiscal quarter driving additional demand. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems primarily for the pleasure craft market, saw sales increase sharply (52.8%), driven by a significant favorable currency impact (15.9%) and strong demand for the Company’s product in the pleasure craft market.

Net sales for the Company’s marine transmission, propulsion and boat management systems were down 16.6% compared to the prior fiscal year. This decrease reflects a general weakening of the global economy primarily as a result of the COVID-19 pandemic. While most marine markets were significantly impacted, the pleasure craft market in Australia was an area of strength. In the off-highway transmission market, the year-over-year decrease of 6.8% can also be attributed primarily to the global impact of the COVID-19 pandemic through the first three quarters, while the year-over-year comparisons turned positive in the fourth quarter. Sale of the Company’s pressure pumping transmission systems into China remained steady and consistent with the prior year. The decrease experienced in the Company’s industrial products of 11.0% was also seen primarily in the first three quarters of the fiscal year, brought on by a weakening global economy and the impacts of the COVID-19 pandemic. This comparison also turned positive in the fourth fiscal quarter, as the global recovery started to gain traction.

Geographically, sales to the U.S. and Canada declined 23% in fiscal 2021 compared to fiscal 2020, representing 32% of consolidated sales for fiscal 2021 compared to 36% in fiscal 2020. The reduction is primarily due to the impact of the COVID-19 pandemic. Sales into the Asia Pacific market actually increased 2% compared to fiscal 2020 and represented approximately 24% of sales in fiscal 2021, compared to 21% in fiscal 2020. The increase in fiscal 2021 reflects a strong Australian pleasure craft market and consistent Chinese demand for the Company’s oil and gas transmission. Sales into the European market declined approximately 11% from fiscal 2020 levels while accounting for 37% of consolidated net sales in both fiscal 2021 and fiscal 2020. The decrease, similar to North America, is primarily the result of the global economic impact of the COVID-19 pandemic. See Note J, Business Segments and Foreign Operations, of the notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

Gross Profit

In fiscal 2021, gross profit decreased $4.9 million, or 8.7%, to $50.9 million on a sales decrease of $28.3 million. Gross profit as a percentage of sales increased 70 basis points in fiscal 2021 to 23.3%, compared to 22.6% in fiscal 2020. The table below summarizes the gross profit trend by quarter for fiscal years 2021 and 2020:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2021	$9.7	$8.9	$14.0	$18.3	$50.9
2020	$9.6	$15.7	$16.5	$13.9	$55.7

% of Sales:
2021	21.0%	18.3%	24.2%	27.7%	23.3%
2020	16.3%	26.4%	24.1%	23.3%	22.6%

There were a number of factors that impacted the Company’s overall gross profit rate in fiscal 2021. Gross profit for the year was primarily impacted by reduced volumes and a continued unfavorable product mix. This was driven by the global economic impact of the COVID-19 pandemic and very limited sales of high-margin oil and gas transmissions and parts. Margin was favorably impacted by the recording of a benefit related to the Employee Retention Credit (“ERC”), a COVID-19 relief program of the U.S. government, totaling $2.4 million, split evenly between the third and fourth quarters. The Company estimates the net unfavorable impact of reduced volumes on gross margin in fiscal 2021 was approximately $6.5 million. The unfavorable shift in product mix, primarily related to the reduced shipments of the Company’s high margin oil and gas transmission units and aftermarket products, had an estimated unfavorable impact of $3.7 million.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $55.8 million were down $7.5 million, or 11.8%, compared to the prior fiscal year. As a percentage of sales, ME&A expenses decreased slightly to 25.5% of sales versus 25.6% of sales in fiscal 2020. The decrease in spending in fiscal 2021 compared to the prior year was driven by reduced domestic salaries and benefits ($3.4 million), a reclassification of certain costs from ME&A to COGS ($2.4 million), lower amortization expense ($1.0 million), reduced marketing activities ($1.5 million) and a benefit related to the domestic ERC ($1.2 million), reduced corporate travel ($0.9 million) and the impact of global expense containment measures ($1.5 million). These decreases were partially offset by an increase in global bonus expense ($2.4 million) and an exchange driven increase ($2.0 million).

Restructuring of Operations

During the course of fiscal 2021, the Company incurred $7.4 million in restructuring charges. Included in this amount is $2.3 million related to the provision for an announced restructuring program at the Company’s Belgian operation resulting in the elimination of 23 positions. The action was taken to allow the Belgian operation to focus resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes. The Company anticipates annual pre-tax savings upon completion of the restructuring of approximately $1.6 million. The Company also recorded a $4.3 million charge for the impairment of its corporate office building, which is currently held for sale. The remaining $0.8 million of restructuring charges relates to productivity and cost reduction actions at the Company’s domestic and European operations. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Income from Extinguishment of Loan

During the fourth fiscal quarter, the Company received formal forgiveness of its PPP Loan in the amount of $8.2 million. The Company recorded $8.2 million in income from extinguishment of loan in its consolidated statement of operations in fiscal 2021. See Note G, Debt, of the notes to the consolidated financial statements for additional information on the PPP loan.

Interest Expense

Interest expense of $2.4 million for fiscal 2021 was $0.5 million higher than fiscal 2020 on a higher average interest rate, partially offset by a lower average balance on the domestic revolver.

Other income (expense), net

In fiscal 2021, other expense, net, increased $1.8 million primarily due to the impact of currency movements related to the euro and Asian currencies.

Income Taxes

The effective tax rate for fiscal 2021 is -200.0% compared to 9.5% for fiscal 2020. During the current fiscal year, the Company received full forgiveness of its PPP loan which resulted in an increase to the effective tax rate of 17.5%. In the prior year, the Company’s management determined that the carrying value of certain goodwill and intangibles exceeded the fair value and a $27.6 million impairment loss was calculated, which resulted in a decrease to the prior year effective tax rate of 13.8%. During the current fiscal year, the Company was able to take advantage of the newly enacted high tax exception regulations. The Company filed its federal tax return utilizing this exception and had no global intangible low taxed income (“GILTI”) inclusion increasing the current rate by 12.4%. Due to continued historical domestic losses and uncertain future domestic earnings, the Company recognized a full domestic valuation allowance reducing the effective tax rate by 248.2%.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company has evaluated the likelihood of whether the net domestic deferred tax assets would be realized and concluded that it is more likely than not that all of deferred tax assets would not be realized. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, a valuation allowance in the amount of $24.4 million, included in income tax expense (benefit) on the consolidated statement of operations, has been recorded for fiscal year 2021.

Order Rates

As of June 30, 2021, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $70.3 million or approximately 6% higher than the six-month backlog of $66.6 million as of June 30, 2020. The increased backlog is primarily attributable to the improvement in order rates through the second half of the fiscal year, as the global economy began to recover from the COVID-19 pandemic.

Liquidity and Capital Resources

Fiscal Years 2021 and 2020

The net cash provided by operating activities in fiscal 2021 totaled $6.5 million, a decrease of $2.6 million from the prior fiscal year. The positive operating cash flow was generated by continued progress in working capital reduction efforts, which contributed $3.4 million during the year before considering the $3.2 million reclassification, net of the $4.8 million impairment recorded to restructuring expenses, of the corporate office building as a current asset held for sale as of June 30, 2021. The largest contributions came from inventory reduction ($5.6 million) and increased trade payables ($5.3 million). These improvements were partially offset by an increase in trade receivables ($8.8 million) resulting from the increased sales volume in the fourth quarter of the current fiscal year.

The net cash used by investing activities for fiscal 2021 primarily represents capital spending activity totaling $4.5 million, partially offset by the receipt of $1.5 million on the note receivable related to the sale of the assets of a previously owned subsidiary of the Company in fiscal 2019. The capital spending amount reflects a $6.2 million (58.3%) decrease in spending on capital projects compared to fiscal 2020. Given the extreme economic uncertainty brought on by the COVID-19 pandemic, the Company limited fiscal 2021 capital spending to critical replacement items and spending needed to bring the new Lufkin facility online.

The net cash used by financing activities relates primarily to payments of long-term debt ($3.9 million), along with payments for withholding taxes on stock compensation ($0.2 million) and dividends paid to a non-controlling interest ($0.2 million). During fiscal 2021, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

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

On April 17, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan in the amount of $8.2 million (the “PPP Loan”) made to the Company under the PPP. The PPP was established under the CARES Act and is a program under the U.S. SBA. The PPP Loan to the Company is administered by BMO. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal payments are deferred until April 2022.

In connection with the PPP Loan, the Company entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”) on April 17, 2020. The Fourth Amendment: (1) permits the Company to incur indebtedness in the form of the PPP Loan notwithstanding the Credit Agreement’s restrictions limiting the Company’s ability to incur indebtedness, and (2) provides that the PPP Loan (to the extent that the PPP Loan is forgiven) shall be disregarded for purposes of calculating financial covenants in the Credit Agreement. Any unforgiven portion of the PPP Loan and the interest thereon will not be disregarded for purposes of calculating the financial covenants.

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

For purposes of the minimum EBITDA financial covenant and the Total Funded Debt to EBITDA ratio, the Fifth Amendment clarified that EBITDA shall exclude any gain that is realized on the forgiveness of the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loan that the Company previously received.

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

The Company entered into the Forbearance Agreement because the Company was not in compliance with its financial covenant to maintain a minimum EBITDA of at least $2.5 million for the three fiscal quarters ended as of December 25, 2020. In the Forbearance Agreement, the Bank has agreed to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with the minimum EBITDA financial covenant during the period (the “Forbearance Period”) commencing January 27, 2021 and ending on the earlier of (i) September 30, 2021, and (ii) the date on which a default under the Forbearance Agreement or Credit Agreement occurs. During the Forbearance Period, the Bank may continue to honor requests of the Company for draws on the revolving note provided by the Bank under the Credit Agreement, except that the revolving credit commitment is reduced from $45.0 million to $42.5 million during the Forbearance Period.

The Forbearance Agreement also added to the Company’s financial reporting requirements under the Credit Agreement by requiring the Company to provide the Bank with monthly forecasts of the Company’s financial statements, and monthly reports on the Company’s six-month backlog.

When the Forbearance Period ends on September 30, 2021, the Bank’s forbearance under the Forbearance Agreement will cease, and, therefore, on December 31, 2021, the Company is subject to the Total Funded Debt to EBITDA ratio financial covenant of 3.00 to 1.00. Further, upon an event of default and upon notice from the Bank, the Company’s obligations under the Loan Documents would be accelerated and become due at the default rate, and the Bank may exercise its rights and remedies under the Credit Agreement for any occurrence and continuation of default under the Credit Agreement.

For the quarter ended June 30, 2021, as a result of the Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

The Company remains in compliance with its liquidity and other financial covenants, and has agreed to provide additional financial reports to BMO.

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

On March 3, 2021 the Company submitted its application for forgiveness of the PPP Loan. The application was supported by documentation of qualified expenses and compliance of eligibility with the program. On June 16, 2021 the Company was notified by the SBA that the PPP loan was fully forgiven. The Company recorded the forgiveness as income from extinguishment of loan. This is described further in Note G, Debt, of the notes to the consolidated financial statements.

The Company’s balance sheet remains strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for near-term needs. The Company had approximately $27.1 million of available borrowings under the Credit Agreement as of June 30, 2021. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of June 30, 2021, the Company also had cash of $12.3 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2022, the Company expects to contribute $0.7 million to its defined benefit pension plans, the minimum contribution required.

Net working capital increased $6.2 million, or 5.7%, during fiscal 2021 and the current ratio (calculated as total current assets divided by total current liabilities) decreased from 2.6 at June 30, 2020 to 2.4 at June 30, 2021. The increase in net working capital was primarily the result of the reclassification of the assets currently held for sale ($9.5 million) from long term assets to current assets. Excluding this one-off movement, working capital decreased by $3.4 million. This reduction was the result of a focused inventory reduction effort ($5.6 million), increased trade payables ($5.3 million) and accrued expenses ($9.2 million), partially offset by a volume driven increase to trade receivables ($8.8 million) and a reclassification of a component of short term debt back to long term ($2.7 million).

The Company expects capital expenditures to be approximately $10 million - $12 million in fiscal 2022. These anticipated expenditures reflect the Company’s plans to invest in modern equipment to drive efficiencies, quality improvements and cost reductions.

Management believes that available cash, the BMO credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Off Balance Sheet Arrangements and Contractual Obligations

The Company had no material off-balance sheet arrangements as of June 30, 2021 and 2020.

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

The Company’s significant accounting policies are described in Note A, Significant Accounting Policies, of the notes to the consolidated financial statements. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating its reported financial results are the following:

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

Assets Held for Sale

Assets that will be recovered principally through sale rather than in its continuing use in operations are reclassified out of property, plant and equipment and into assets held for sale if all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset(s); (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer, and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within a year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that plan will be withdrawn.

Assets Held for Sale are carried at fair value less costs to sell, or net book value, whichever is lower. The Company ceases to record depreciation expense at the time of designation as held for sale.

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. For property, plant and equipment and other long-lived assets, including intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date. The approach used to determine the annual assumptions are as follows:

●

Discount Rate – based on the Willis Towers Watson BOND:Link model at June 30, 2021 as applied to the expected payouts from the pension plans. This yield curve is made up of Corporate Bonds rated AA or better.

●

Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

●	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
●

Retirement and Mortality Rates – based upon the Society of Actuaries PRI-2012 base tables for annuitants and non-annuitants, adjusted for generational mortality improvement based on the Society of Actuaries modified MP-2020 projection scale.

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

Income Taxes and Valuation Allowances

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Based on the above criteria the Company has determined that a full valuation allowance is appropriate as relates to its domestic operations. A full domestic valuation allowance of $24.4 million has been recognized in fiscal 2021. The recognition of a valuation allowance does not affect the availability of the tax credits as the Company realizes earnings.

Recently Issued Accounting Standards

See Note A, Significant Accounting Policies, of the notes to the consolidated financial statements for a discussion of recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is electing not to provide this disclosure due to its status as a Smaller Reporting Company.

Item 8. Financial Statements and Supplementary Data

See Consolidated Financial Statements and Financial Statement Schedule.

Sales and Earnings by Quarter - Unaudited (in thousands, except per share amounts)

2021	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Net sales	$46,179	$48,557	$57,640	$66,205	$218,581
Gross profit	9,703	8,877	13,962	18,315	50,857
Restructuring expenses	405	120	251	6,601	7,377
Net (loss) income	(3,937)	(4,280)	166	(21,468)	(29,519)
Net (loss) income attributable to Twin Disc	(3,979)	(4,313)	94	(21,521)	(29,719)
Basic (loss) income per share attributable to Twin Disc common shareholders	(0.30)	(0.33)	0.01	(1.62)	(2.24)
Diluted (loss) income per share attributable to Twin Disc common shareholders	(0.30)	(0.33)	0.01	(1.62)	(2.24)
Dividends per share	-	-	-	-	-

2020

Net sales	$59,290	$59,536	$68,636	$59,376	$246,838
Gross profit	9,636	15,711	16,549	13,812	55,708
Restructuring expenses	121	4,248	532	237	5,138
Goodwill and other asset impairment charge	-	-	27,603	-	27,603
Net loss	(6,293)	(6,466)	(25,176)	(1,636)	(39,571)
Net loss attributable to Twin Disc	(6,311)	(6,516)	(25,230)	(1,760)	(39,817)
Basic loss per share attributable to Twin Disc common shareholders	(0.48)	(0.49)	(1.92)	(0.13)	(3.03)
Diluted loss per share attributable to Twin Disc common shareholders	(0.48)	(0.49)	(1.92)	(0.13)	(3.03)
Dividends per share	-	-	-	-	-

Item 9. Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report and under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Based on such evaluation, which includes the circumstances around a misstatement as described below, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding disclosure.

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

Management has identified a material weakness in internal controls over financial reporting due to a misstatement in income taxes.  The misstatement related to a deficiency in the company’s review controls over significant, infrequent transactions that did not detect an error in the recording of a valuation allowance on deferred income tax assets.  Specifically, the misstatement was attributed to the presentation of the tax effects of a pension plan and the adjusting journal entry to income tax expense.  Due to the isolated, non-recurring nature of this transaction, management had not anticipated the complexity of this process.  This misstatement resulted in the Company filing a Form 8-K/A on August 23, 2021, amending its previously released financial results for the quarter and year ended June 30, 2021.  The amendment was filed to disclose that final income tax expense adjustments related to the domestic deferred tax asset valuation allowance have been recorded by the Company, which resulted in increasing the amount of net loss for the year ended June 30, 2021 by $8.8 million.  This had the effect of increasing the net loss of -$20.9 million to -$29.7 million for the year ended June 30, 2021.  While this late adjustment is a non-cash adjustment, the Company has concluded that it constitutes a material weakness in its internal controls over financial reporting due to the deficiency in certain review controls described above.

To remediate the material weakness, the Company has taken steps to enhance the controls within the tax reporting process, including improving the review precision of adjusting journal entries and to proactively reach out to outside consultants on technical and complex one-off issues such as these, should the need arise.  To allow for adequate time to manage the recording and reviewing of infrequent and complex transactions, the Company also intends to postpone the earnings release date to a date closer to the filing of the Company’s Form 10-K or Form 10-Q. The Company believes that these steps will mitigate the occurrence of similar events in the future.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework (2013 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, due to the circumstance around a misstatement as described above, the Company’s management concluded that its internal control over financial reporting was not effective as of June 30, 2021.

RSM US LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2021, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2021, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company intends to complete the remediation of the material weakness described within fiscal 2022.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Registrant, see "Information About Our Executive Officers" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021, which is incorporated into this report by reference. The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com. If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation" and "Director Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 2021, is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding security ownership of certain beneficial owners and management, see the Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 2021 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 28, 2021, which is incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2021 under the headings “Fees to Independent Registered Public Accounting Firm” and “Pre-approval Policies and Procedures.”

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

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm	29-30

Consolidated Balance Sheets as of June 30, 2021 and 2020	31

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2021 and 2020	32

Consolidated Statements of Cash Flows for the years ended June 30, 2021 and 2020	33

Consolidated Statements of Changes in Equity for the years ended June 30, 2021 and 2020	34

Notes to Consolidated Financial Statements	35-65

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	66

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated:

Opinion on the Internal Control Over Financial Reporting

We have audited Twin Disc, Incorporated's (the Company) internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated September 2, 2021 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The misstatement related to a deficiency in the company’s review controls over significant, infrequent transactions that did not detect an error in the recording of a valuation allowance on deferred income tax assets. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated September 2, 2021 on those financial statements.

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

September 2, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twin Disc, Incorporated (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended June 30, 2021, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 2, 2021 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Asset Valuation Allowance

As described in Note N to the consolidated financial statements the Company’s gross deferred tax asset and valuation allowance was approximately $31,004,000 and $24,420,000, respectively, as of June 30, 2021. The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements.  Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. In evaluating the realizability of deferred tax assets in future periods, the available positive and negative evidence, including projected future taxable income exclusive of reversing temporary differences, history of book losses, tax planning strategies, and results of recent operations, are considered.

We identified management’s determination of the value of deferred tax assets as a critical audit matter as there is significant judgment required by management to conclude that it is more likely than not that these deferred tax assets will be realized in future periods. In addition, the auditing of these elements involved complex and subjective auditor judgment, including the need to involve personnel with specialized skill and knowledge.

Our audit procedures to evaluate management’s determination that sufficient taxable income will not be generated to realize deferred tax assets included the following, among others:

●	We evaluated the design and operating effectiveness of internal controls over income taxes, specifically, those controls over the evaluation of the realizability of deferred tax assets.
●

We evaluated the reasonableness of management’s estimates in regards to the ability to generate future taxable income and utilize the deferred tax assets by evaluating: (i) the forecast of future taxable income, including testing of management’s forecasts against the Company’s historical performance, and (ii) testing management’s assessment of the timing of future reversals of temporary differences.

●	We utilized personnel with specialized knowledge and skill in income taxes and accounting for income taxes under ASC 740 to assist in the evaluation of management’s assessment of positive and negative evidence and their conclusion that it is more likely than not that the Company will not realize the benefit of its deferred tax assets.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Milwaukee, Wisconsin

September 2, 2021

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2021 and 2020

(In thousands, except share amounts)

	2021	2020

ASSETS
Current assets:
Cash	$12,340	$10,688
Trade accounts receivable, net	39,491	30,682
Inventories	114,967	120,607
Assets held for sale	9,539	-
Prepaid expenses	5,704	5,269
Other	9,926	6,739
Total current assets	191,967	173,985

Property, plant and equipment, net	45,463	58,284
Right-of-use assets operating leases	14,736	14,448
Intangible assets, net	17,480	18,973
Deferred income taxes	2,511	24,445
Other assets	3,256	3,992

Total assets	$275,413	$294,127

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$4,691
Accounts payable	31,011	25,663
Accrued liabilities	45,549	36,380
Total current liabilities	78,560	66,734

Long-term debt	30,085	37,896
Lease obligations	12,887	12,738
Accrued retirement benefits	11,176	27,938
Deferred income taxes	5,045	5,501
Other long-term liabilities	7,000	3,362

Total liabilities	144,753	154,169

Commitments and contingencies (Note O)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	40,972	42,756
Retained earnings	126,936	156,655
Accumulated other comprehensive loss	(22,615)	(41,226)
	145,293	158,185
Less treasury stock, at cost (984,139 and 1,226,809 shares, respectively)	15,083	18,796

Total Twin Disc shareholders' equity	130,210	139,389

Noncontrolling interest	450	569

Total equity	130,660	139,958

Total liabilities and equity	$275,413	$294,127

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended June 30, 2021 and 2020

(In thousands, except per share amounts)

	2021	2020

Net sales	$218,581	$246,838
Cost of goods sold	167,724	191,130
Gross profit	50,857	55,708

Marketing, engineering and administrative expenses	55,750	63,218
Restructuring expenses	7,377	5,138
Goodwill and other asset impairment charge	-	27,603
Loss from operations	(12,270)	(40,251)

Other income (expense):
Interest expense	(2,358)	(1,860)
Income from extinguishment of loan	8,200	-
Other (expense) income, net	(3,411)	(1,629)
	2,431	(3,489)

Loss before income taxes and noncontrolling interest	(9,839)	(43,740)

Income tax expense (benefit)	19,680	(4,169)

Net loss	(29,519)	(39,571)

Less: Net earnings attributable to noncontrolling interest, net of tax	(200)	(246)

Net loss attributable to Twin Disc	$(29,719)	$(39,817)

Loss per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(2.24)	$(3.03)
Diluted loss per share attributable to Twin Disc common shareholders	$(2.24)	$(3.03)

Weighted average shares outstanding data:
Basic shares outstanding	13,247	13,153
Dilutive stock awards	-	-

Diluted shares outstanding	13,247	13,153

Comprehensive loss
Net loss	$(29,519)	$(39,571)
Foreign currency translation adjustment	5,639	(966)
Benefit plan adjustments, net of income taxes of $3,791 and ($530), respectively	12,113	(1,675)
Unrealized gain (loss) on hedges, net of income taxes of $235 and ($185), respectively	760	(595)
Comprehensive loss	(11,007)	(42,807)
Less: Comprehensive income attributable to noncontrolling interest	(101)	(266)

Comprehensive loss attributable to Twin Disc	$(11,108)	$(43,073)

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2021 and 2020

(In thousands)

	2021	2020
Cash flows from operating activities:
Net loss	$(29,519)	$(39,571)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,243	11,925
Income from extinguishment of loan	(8,200)	-
Restructuring of operations	6,619	2,269
Stock compensation expense	2,154	1,158
Provision for deferred income taxes	17,655	(8,072)
Goodwill and other asset impairment charge	-	27,603
Other, net	798	258
Changes in operating assets and liabilities
Trade accounts receivable	(7,810)	13,132
Inventories	9,063	6,775
Other assets	(5,007)	2,246
Accounts payable	4,606	(3,342)
Accrued liabilities	7,058	(5,807)
Accrued/prepaid retirement benefits	(2,132)	544

Net cash provided by operating activities	6,528	9,118

Cash flows from investing activities:
Capital expenditures	(4,464)	(10,699)
Proceeds on note receivable	1,500	500
Proceeds from sale of plant assets	102	137
Proceeds from life insurance policy	253	102
Other, net	(133)	(159)

Net cash used by investing activities	(2,742)	(10,119)

Cash flows from financing activities:
Borrowings under long-term debt agreement	-	8,200
Borrowings under revolving loan agreement	76,335	99,262
Repayments under revolving loan agreement	(78,370)	(105,065)
Repayments of long-term borrowings	(1,838)	(2,241)
Payments of withholding taxes on stock compensation	(224)	(913)
Dividends paid to noncontrolling interest	(220)	(298)

Net cash used by financing activities	(4,317)	(1,055)

Effect of exchange rate changes on cash	2,183	382

Net change in cash	1,652	(1,674)

Cash:
Beginning of year	10,688	12,362

End of year	$12,340	$10,688

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,366	$1,861
Income taxes	3,257	3,481

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended June 30, 2021 and 2020

(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2019	$45,047	$196,472	$(37,971)	$(21,332)	$602	$182,818

Net (loss) income		(39,817)			246	(39,571)
Translation adjustments			(985)		19	(966)
Benefit plan adjustments, net of tax			(1,675)			(1,675)
Unrealized loss on hedges, net of tax			(595)			(595)
Cash dividends					(298)	(298)
Compensation expense	1,158					1,158
Shares (acquired) issued, net	(3,449)			2,536		(913)

Balance at June 30, 2020	42,756	156,655	(41,226)	(18,796)	569	139,958

Net (loss) income		(29,719)			200	(29,519)
Translation adjustments			5,738		(99)	5,639
Benefit plan adjustments, net of tax			12,113			12,113
Unrealized gain on hedges, net of tax			760			760
Cash dividends					(220)	(220)
Compensation expense	2,154					2,154
Shares (acquired) issued, net	(3,938)			3,713		(225)

Balance at June 30, 2021	$40,972	$126,936	$(22,615)	$(15,083)	$450	$130,660

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

A.   SIGNIFICANT ACCOUNTING POLICIES

COVID-19

Throughout this report, references made to “COVID-19” pertain to the global pandemic declared by the World Health Organization (“WHO”) in March 2020. This pandemic caused shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatilities across the globe. These drastic actions resulted in an unprecedented global recession, causing substantial declines in countries’ gross domestic output around the world.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. The depth and duration of the pandemic remains unknown. Despite the availability of vaccines, recent surges in the infection rate and the detection of new variants of the virus have reinforced the general consensus that the containment of COVID-19 remains a challenge. Management is actively monitoring the global situation and its effect on its financial condition, liquidity, operations, suppliers, industry, and workforce.

Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

Consolidation Principles‑‑The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly-owned domestic and foreign subsidiaries. In fiscal 2021 and 2020, certain subsidiaries changed their reporting periods to conform to the Company’s fiscal year end. The impact of aligning to the corporate reporting period is not material to the consolidated results. All significant intercompany transactions have been eliminated.

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

Translation of Foreign Currencies‑‑The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is included in equity. Gains and losses from foreign currency transactions are included in earnings. Included in other (expense) income are foreign currency transaction losses of ($2,108) and ($570) in fiscal 2021 and 2020, respectively.

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

Accounts Receivable--These represent trade accounts receivable and are stated net of an allowance for doubtful accounts of $1,870 and $1,740 at June 30, 2021 and 2020, respectively. The Company records an allowance for doubtful accounts for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. Various factors may adversely impact its customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain. While the Company believes current allowances for doubtful accounts are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable and accounts payable approximate fair value because of the immediate short-term maturity of these financial instruments. If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as defined in Note M, Pension and Other Postretirement Benefit Plans. The Company’s borrowings under the revolving loan agreement, which is classified as long-term debt and consists of loans that are routinely borrowed and repaid throughout the year, approximate fair value at June 30, 2021. The Company’s term loan borrowing, which is LIBOR-based, approximates fair value at June 30, 2021. If measured at fair value in the financial statements, long-term debt (including any current portion) would be classified as Level 2 in the fair value hierarchy.

Derivative Financial Instruments--The Company has written policies and procedures that place all financial instruments under the direction of the Company’s corporate treasury department and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses derivative financial instruments to manage certain financial risks. The Company enters into forward contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. The Company uses interest rate swap contracts to reduce the exposure to variability in interest rates on floating debt borrowings. The Company designates certain financial instruments as cash flow hedges for accounting purposes. The Company designates certain financial instruments as net investment hedges to reduce the exposure in its foreign currency denominated net investments in wholly-owned subsidiaries. See Note R, Derivative Financial Instruments, for additional information.

Inventories‑‑Inventories are valued at the lower of cost or net realizable value. Cost has been determined by the last‑in, first‑out (LIFO) method for the majority of inventories located in the United States, and by the first‑in, first‑out (FIFO) method for all other inventories. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends, among others, when evaluating the adequacy of the reserve for excess and obsolete inventory.

Assets Held for Sale--Assets that will be recovered principally through sale rather than in its continuing use in operations are reclassified out of property, plant and equipment and into assets held for sale if all of the following criteria are met: (a) management, having the authority to approve the action, commits to a plan to sell the asset(s); (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets; (c) an active program to locate a buyer, and other actions required to complete the plan to sell the asset have been initiated; (d) the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within a year; (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that plan will be withdrawn.

Assets Held for Sale are carried at fair value less costs to sell, or net book value, whichever is lower. The Company ceases to record depreciation expense at the time of designation as held for sale. During fiscal 2021, the Company classified certain properties as held for sale and recorded impairment charges of $4,267. See Note P, Restructuring of Operations and Income from Extinguishment of Loan, for additional information.

Property, Plant and Equipment and Depreciation‑‑Assets are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and betterments are capitalized and depreciated. Depreciation is provided on the straight‑line method over the estimated useful lives of the assets. The lives assigned to buildings and related improvements range from 10 to 40 years, and the lives assigned to machinery and equipment range from 5 to 15 years. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until physically disposed.

Right of Use Lease Assets--In accordance with ASC 842, the Company’s leases, with lease periods longer than twelve months, are recorded on the consolidated balance sheets. These leases primarily consist of office and warehouse facilities, as well as production and office equipment.

The Company determines if an arrangement is a lease at contract inception. The lease term begins upon lease commencement, which is when the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. As its lease agreements typically do not provide an implicit rate, the Company primarily uses an incremental borrowing rate based upon the information available at lease commencement. In determining the incremental borrowing rate, the Company considers its current borrowing rate, the lease period, and the economic environments where the lease activity is concentrated.

During fiscal 2021, the Company elected to more closely align with ASC 842 by presenting operating lease right-of-use assets and finance lease right-of-use assets on separate lines on the consolidated balance sheets, as well as to present operating lease liabilities and finance lease liabilities on separate lines on the consolidated balance sheets. For comparative purposes, the Company restated certain amounts previously reported on the consolidated balance sheet as of June 30, 2020. The following table presents the effect of those changes:

	June 30, 2020		June 30, 2020
	As Reported	Impact	Restated

Property, plant and equipment, net	$72,732	$(14,448)	$58,284
Right-of-use assets operating leases	-	14,448	14,448

Lease obligations	$13,495	$(757)	$12,738
Other long-term liabilities	2,605	757	3,362

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. For property, plant and equipment and other long-lived assets, including intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to determine the fair value, including third party valuations when necessary.

Intangible Assets--Intangible assets primarily consist of customer relationships, technology and know-how, and tradenames, all of which are definite-lived. They were initially valued at fair value at acquisition, and are amortized over their respective useful lives on the basis of straight line or accelerated, as appropriate.

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

Revenue Recognition--Revenue from contracts with customers is recognized using a five-step model consisting of the following:

1.

identify the contract with a customer; The Company’s customers consist of distributors and direct end-users. With regard to distributors, the Company generally has written distribution agreements which describe the terms of the distribution arrangement, such as the product range, the sales territory, product pricing, sales support, payment and returns policy, etc. Customer contracts are generally in the form of acknowledged purchase orders. Services to be rendered, as part of the delivery of those products, are also generally specified. Such services include installation reviews and technical commissioning.

2.

identify the performance obligations in the contract; The Company’s performance obligations primarily consist of product delivery and certain service obligations such as technical commissioning, repair services, installation reviews, and shift development.

3.	determine the transaction price; The Company considers the invoice as the transaction price.
4.

allocate the transaction price to the performance obligations in the contract; The Company determined that the most relevant allocation method for its service obligations is to apply the expected cost plus appropriate margin. This is the Company’s practice of billing for repairs, overhaul, and other product service related time incurred by its technicians.

5.

recognize revenue; Revenue is recognized as each performance obligation is satisfied which is typically when the Company transfers control of a good or service to a customer, which can occur over time or at a point in time. For technical commissioning, repairs, installation review, and shift development services, revenue is recognized upon completion of the service. The amount of revenue recognized is based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. The customer’s ability and intent to pay the transaction price is assessed in determining whether a contract exists with the customer. If collectability of substantially all of the consideration in a contract is not probable, consideration received is not recognized as revenue unless the consideration is nonrefundable and the Company no longer has an obligation to transfer additional goods or services to the customer or collectability becomes probable.

Goods sold to third party distributors are subject to an annual return policy, for which a provision is made at the time of shipment based upon historical experience. Goods sold under bill and hold arrangements are recorded as revenue when control has been transferred to the customer and when the reason for the arrangement is substantive, when the product is identified as the customer’s asset, when the product is ready for delivery to the customer, and when the Company cannot use the product or redirect the product to another customer.

Shipping and Handling Fees and Costs--The Company records revenue from shipping and handling costs in net sales. The cost associated with shipping and handling of products is reflected in cost of goods sold.

Recently Adopted Accounting Standards

a.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance (ASU 2018-13) as part of the disclosure framework project, which focuses on improving the effectiveness of disclosures in the notes to the financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement. The Company adopted this guidance effective July 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.

b.

In August 2018, the FASB issued updated guidance (ASU 2018-14) intended to modify the disclosure requirements for employers that sponsor defined benefit pension or postretirement plans. The Company adopted this guidance effective July 1, 2020. The adoption of this guidance did not have a material impact on the Company’s financial statements and disclosures.

New Accounting Releases

a.

In June 2016, the FASB issued updated guidance (ASU 2016-13) and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10 (collectively ASC 326). ASC 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, and for smaller reporting companies for fiscal years beginning after December 15, 2022 (the Company’s fiscal 2024), with early adoption permitted for certain amendments. ASC 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The Company is currently evaluating the potential impact of this guidance on the Company’s disclosures.

b.

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

c.

In March 2020 and January 2021, the FASB issued guidance (ASU 2020-04 and ASU 2021-01, respectively), intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments in this guidance are effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is working with its lender and currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2021. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

B.   INVENTORIES

The major classes of inventories at June 30 were as follows:

	2021	2020
Finished parts	$59,761	$62,394
Work in process	17,908	17,844
Raw materials	37,298	40,369
	$114,967	$120,607

Inventories stated on a LIFO basis represent approximately 45% and 50% of total inventories at June 30, 2021 and 2020, respectively.  The approximate current cost of the LIFO inventories exceeded the LIFO cost by $25,969 and $27,225 at June 30, 2021 and 2020, respectively.  Inventories were reduced during 2021, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (“LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the year ended June 30, 2021, the effect of this LIFO decrement decreased cost of goods sold by $1,105. There was no LIFO decrement for the year ended June 20, 2020.

The Company had reserves for inventory obsolescence of $10,279 and $9,863 at June 30, 2021 and 2020, respectively.

C.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows:

	2021	2020
Land	$3,858	$6,589
Buildings	30,317	48,168
Machinery and equipment	150,872	146,841
	185,047	201,598
Less: accumulated depreciation	(139,584)	(143,314)
	$45,463	$58,284

Included in the above amounts are finance lease right-of-use assets of $5,244 and $959 for the years ended June 30, 2021 and 2020, respectively.

Depreciation expense for the years ended June 30, 2021 and 2020 was $7,853 and $7,394, respectively.

D.   INTANGIBLE ASSETS

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2019	$39,587	$(14,434)	$25,153	$14,843	$7,025	$2,733	$552
Addition	92	-	92	-	-	-	92
Amortization	-	(4,532)	(4,532)	(3,003)	(1,139)	(232)	(158)
Impairment	-	(1,306)	(1,306)	-	-	(1,080)	(226)
Translation adjustment	(434)	-	(434)	(286)	(102)	(33)	(13)
Balance at June 30, 2020	39,245	(20,272)	18,973	11,554	5,784	1,388	247
Addition	833	-	833	-	-	-	833
Amortization	-	(3,390)	(3,390)	(1,880)	(1,226)	(184)	(100)
Translation adjustment	1,064	-	1,064	647	325	78	14
Balance at June 30, 2021	$41,142	$(23,662)	$17,480	$10,321	$4,883	$1,282	$994

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense for the years ended June 30, 2021 and 2020 was $3,390 and $4,532, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows:

Fiscal Year
2022	$3,316
2023	3,144
2024	2,988
2025	2,817
2026	1,427
Thereafter	3,788

Goodwill and Other Intangibles Impairment Charge in Fiscal 2020

Prior to the third quarter of fiscal 2020, the Company carried goodwill in the amount $25,380. As a result of the economic disruptions and unprecedented market volatilities and uncertainties driven by the COVID-19 outbreak, the Company experienced significant supply chain disruptions and a slowdown in the demand for its products. The Company believed that the negative economic impacts of the COVID-19 outbreak was a triggering event in the third quarter of fiscal 2020 that required it to perform an interim goodwill impairment test as of the quarter ended March 27, 2020.

The Company completed its assessment for goodwill impairment as of March 27, 2020 with the assistance of a third party expert, using updated inputs, such as updated cash flow projections and an appropriate risk-based, company specific weighted average discount rate of 13.0%. The assessment resulted in the full impairment of goodwill, which pertained to the European Propulsion and European Industrial reporting units, in the amount of $25,380.

As a result of the full impairment of goodwill, the balance of goodwill at June 30, 2021 and June 30, 2020 was zero. There will no longer be a need for future goodwill impairment tests unless the Company acquires new goodwill in the future through a business combination.

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

The total non-cash impairment charge of $27,603 in fiscal year 2020, as described above, was a non-cash charge and is reported on the goodwill and other asset impairment charge line in the consolidated statement of operations within the manufacturing segment. The tax impact of this charge was to increase the income tax expense (benefit) by $1,199.

The changes in the carrying amount of goodwill are summarized as follows:

	Net Book Value Rollforward			Net Book Value By Reporting Unit
	Gross Carrying Amount	Accumulated Impairment	Net Book Value	European Propulsion	European Industrial
Balance at June 30, 2019	$39,776	$(13,822)	$25,954	$23,371	$2,583
Impairment	-	(25,380)	(25,380)	(22,822)	(2,558)
Translation adjustment	(574)	-	(574)	(549)	(25)
Balance at June 30, 2020	39,202	(39,202)	-	-	-
Translation adjustment	-	-	-	-	-
Balance at June 30, 2021	$39,202	$(39,202)	$-	$-	$-

E.   ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows:

	2021	2020
Customer deposits	$13,124	$11,541
Salaries and wages	10,022	5,116
Warranty	3,448	3,520
Distributor rebates	3,190	3,769
Retirement benefits	1,769	3,559
Other	13,996	8,875
	$45,549	$36,380

The increase in accrued salaries and wages as of June 30, 2021 is due to an accrual for bonus as well as timing of the payments in the payroll cycle.

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

	2021	2020

Reserve balance, July 1	$4,460	$3,736
Current period expense and adjustments	3,590	10,369
Payments or credits to customers	(3,742)	(9,629)
Translation adjustment	61	(16)
Reserve balance, June 30	$4,369	$4,460

Included in current period expense and adjustments in the year ended June 30, 2020 is a non-recurring warranty charge in the amount of $6,233 to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($3,448 and $3,520 for fiscal 2021 and 2020, respectively) is reflected in accrued liabilities, while the long-term portion ($921 and $940 for fiscal 2021 and 2020, respectively) is included in other long-term liabilities on the consolidated balance sheets.

G.   DEBT

Long-term debt consisted of the following at June 30:

	2021	2020
Credit Agreement Debt
Revolving loans (expire June 2023)	$15,415	$16,641
Term loan (due March 2026)	16,500	17,500
PPP loan	-	8,200
Other	170	246
Subtotal	32,085	42,587
Less: current maturities	(2,000)	(4,691)
Total long-term debt	$30,085	$37,896

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

On July 2, 2018, in connection with the acquisition of Veth Propulsion, the Company drew a total of $60,729 of additional borrowings on the Credit Agreement, consisting of a $35,000 Term Loan payable and revolver borrowings of $25,729. The new borrowing was used to pay the cash consideration at closing of $58,862, and to pay off the loan owed to the prior parent of Veth Propulsion in the amount of $1,865.

On September 25, 2018, the Company used the proceeds of a stock offering (see Note I, Shareholders’ Equity) of $32,210 to partially pay down the Term Loan and Revolving Loans.

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

On July 22, 2020, the Company entered into a fifth amendment (the "Fifth Amendment"), which was effective June 30, 2020. Under this amendment, (a) the Revolving Loan availability was reduced from $50,000 to $45,000, (b) the quarterly payments occurring on September 30, 2020 and December 31, 2020 are changed to be interest-only payments at the Company's option, and (c) the applicable margin on the Term Loan was increased from 3.375% to 3.875%. As a result of this amendment, $1,000 of principal payments originally due in fiscal 2021 have been deferred to fiscal 2026.

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

On January 27, 2021, the Company and BMO entered into a forbearance agreement and amendment to the Credit Agreement (the “Forbearance Agreement”). Under this agreement, BMO agreed to forbear from exercising its rights and remedies against the Company with respect to its noncompliance with the minimum EBITDA financial covenant, for the period beginning with the date of the amendment through September 30, 2021. After this date, the forbearance period ends and, therefore, on December 31, 2021, the Company is subject to a total funded debt to EBITDA ratio of 3.00 to 1.00. During the forbearance period, revolving credit commitment is reduced from $45,000 to $42,500.

For the quarter ended June 30, 2021, as a result of the Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

The Company is also required to maintain a minimum liquidity level, and abide by certain cash dividend and capital expenditure restrictions. The Company remains in compliance with its liquidity and other financial covenants, and has agreed to provide additional financial reports to BMO.

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

The PPP Loan:

On April 17, 2020, the Company entered into a promissory note (the “PPP Loan”) evidencing an unsecured loan in the amount of $8,200 made to the Company under the Payment Protection Plan ("PPP"). The PPP is a liquidity facility program established by the U.S. government as part of the CARES Act in response to the negative economic impact of the COVID-19 outbreak. The PPP Loan is funded by the Small Business Administration (“SBA”) and administered by BMO. The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred until April 2022.

The PPP Loan is a forgivable loan to the extent proceeds are used to cover qualified documented payroll, mortgage interest, rent, and utility costs over a 24-week measurement period (as amended) following loan funding. For the loan to be forgiven, the Company was required to formally apply for forgiveness, and potentially, could be required to pass an audit that it met the eligibility qualifications of the loan.

In accounting for the terms of the PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, it recorded the proceeds of the PPP Loan of $8,200 as debt and it will derecognize the liability when the loan is paid off or it has obtained forgiveness. The Company believes that the possibility of loan forgiveness is to be regarded as a contingent gain and therefore did not recognize the gain (and derecognize the loan) until all uncertainty was removed (i.e. all conditions for forgiveness are met). The Company applied for forgiveness, and on June 16, 2021, it was notified by BMO that the SBA remitted funds to BMO to repay the PPP Loan in full, evidencing that the PPP Loan was fully forgiven. The Company removed the balance of the PPP Loan from its consolidated balance sheet and recorded $8,200 in income from extinguishment of loan in its consolidated statement of operations in fiscal 2021.

While the loan has been formally forgiven, under the terms of the PPP Loan, the Company remains subject to an audit by the SBA for a period of six years after forgiveness. The audit is intended to confirm the Company’s eligibility for the loan and the appropriateness of the loan obtained. In accordance with ASC 450 Contingencies, the Company assessed the probability of failing the audit and being required to repay all or any portion of the PPP Loan. The Company is aware of the requirements and has retained all necessary documentation in support of its eligibility, including gross receipts calculations, supporting payroll expenses and related information. The Company believes that it has materially complied with all the requirements of the PPP and reasonably assured it would satisfy the requirements of an audit.

Other:

Other long-term debt pertains mainly to a financing arrangement in Europe. During fiscal 2019, the Company entered into sale leaseback agreements with a leasing company covering various company vehicles. Under the terms of the agreements, the Company received $329 in cash proceeds and agreed to lease back those same vehicles under various terms, ranging from 3 to 5 years. Under ASC 842, Leases, these agreements are required to be accounted for as financing transactions. Consequently, the Company recorded long-term liabilities for the proceeds received, and they are reduced as lease payments are made. These liabilities carry implied interest rates ranging from 7% to 25%. A total amount of $91 in principal was paid on these liabilities during the current fiscal year.

During fiscal year 2021, the average interest rate was 4.01% on the Term Loan, and 4.25% on the Revolving Loans.

As of June 30, 2021, the Company’s borrowing capacity under the terms of the Credit Agreement was approximately $43,795 and the Company had approximately $27,085 of available borrowings.

The Company’s borrowings described above approximates fair value at June 30, 2021 and June 30, 2020. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an outstanding notional amount of $15,500 as of June 30, 2021, and maturing on March 2026. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note R, Derivative Financial Instruments.

During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign companies. Effective upon the designation, all changes in fair value of the euro revolver are reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. This net investment hedge is included in the disclosures in Note R, Derivative Financial Instruments.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year
2022	$2,084
2023	17,461
2024	2,015
2025	2,000
2026	8,500
Thereafter	25
$32,085

Other lines of credit:

The Company has established unsecured lines of credit, which may be withdrawn at the option of the banks.  Under these arrangements, the Company has unused and available credit lines of $1,535 with a weighted average interest rate of 5.6% as of June 30, 2021, and $943 with a weighted average interest rate of 5.6% as of June 30, 2020.

H.   LEASE OBLIGATIONS

The following table provides a summary of leases recorded on the consolidated balance sheet at June 30.

	Balance Sheet Location	2021	2020
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$14,736	$14,448
Finance lease right-of-use assets	Property, plant and equipment, net	5,244	959

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$1,870	$1,724
Operating lease liabilities	Lease obligations	12,887	12,738
Finance lease liabilities	Accrued liabilities	541	233
Finance lease liabilities	Other long-term liabilities	4,836	757

The components of lease expense for the years ended June 30 were as follows:

	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$580	$188
Interest on lease liabilities	273	56
Operating lease cost	2,795	3,137
Short-term lease cost	24	64
Variable lease cost	159	58
Total lease cost	3,831	3,503
Less: Sublease income	(154)	(212)
Net lease cost	$3,677	$3,291

Other information related to leases was as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,022	$3,141
Operating cash flows from finance leases	480	167
Financing cash flows from finance leases	273	56
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	1,481	2,757
Finance leases	4,814	592
Weighted average remaining lease term (years):
Operating leases	9.8	10.7
Finance lease	12.0	4.0
Weighted average discount rate:
Operating leases	7.2%	7.4%
Finance leases	5.2%	6.2%

Approximate future minimum rental commitments under non-cancellable leases as of June 30, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$2,898	$805
2023	2,600	796
2024	2,256	752
2025	1,663	507
2026	1,575	434
Thereafter	9,989	3,879
Total future lease payments	20,981	7,173
Less: Amount representing interest	(6,224)	(1,796)
Present value of future payments	$14,757	$5,377

I.   SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2021 and 2020 was 13,648,663 and 13,405,993, respectively. At June 30, 2021 and 2020, treasury stock consisted of 984,139 and 1,226,809 shares of common stock, respectively. The Company issued 249,480 and 186,226 shares of treasury stock in fiscal 2021 and 2020, respectively, to fulfill its obligations under its incentive compensation plans. The Company also recorded forfeitures of 6,809 and 20,511 shares of previously issued restricted stock in fiscal 2021 and 2020, respectively. The difference between the cost of treasury shares and the option price is recorded in common stock.

Under an authorization given by the Board of Directors on July 27, 2012, the Company is permitted to make open market purchases of its common stock.  The Company did not make any open market purchases during the two most recent fiscal years.  As of June 30, 2021 and 2020, 315,000 shares remain authorized for purchase.

Cash dividends per share were $0.00 in both fiscal 2021 and 2020.

The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 150,000 shares of the preferred stock as Series A Junior Preferred Stock.

The components of accumulated other comprehensive loss included in equity as of June 30, 2021 and 2020 are as follows:

	2021	2020
Translation adjustments	$9,192	$3,454
Net loss on cash flow hedge derivatives, net of income taxes of $211 and $341, respectively	(678)	(1,104)
Net gain on net investment hedge derivatives, net of income taxes of $103 and $0, respectively	334	-
Benefit plan adjustments, net of income taxes of $9,537 and $13,316 respectively	(31,463)	(43,576)
Accumulated other comprehensive loss	$(22,615)	$(41,226)

A reconciliation for the changes in accumulated other comprehensive loss, net of tax, by component for the years ended June 30, 2021 and June 30, 2020 is as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)	$-
Other comprehensive loss before reclassifications	5,738	9,783	426	334
Amounts reclassified from accumulated other comprehensive loss	-	2,330	-	-
Net current period other comprehensive income	5,738	12,113	426	334
Balance at June 30, 2021	$9,192	$(31,463)	$(678)	$334

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2019	$4,439	$(41,901)	$(509)
Other comprehensive loss before reclassifications	(985)	(3,792)	(595)
Amounts reclassified from accumulated other comprehensive loss	-	2,117	-
Net current period other comprehensive loss	(985)	(1,675)	(595)
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)

A reconciliation for the reclassifications out of accumulated other comprehensive loss, net of tax, for the year ended June 30, 2021 is as follows:

Amount
Reclassified
Amortization of benefit plan items
Actuarial losses	$(3,246)
Transition asset and prior service benefit	187
Total before tax benefit	(3,059)
Tax benefit	729
Total reclassification net of tax	$(2,330)

A reconciliation for the reclassifications out of accumulated other comprehensive loss, net of tax, for the year ended June 30, 2020 is as follows:

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

Net sales by product group is summarized as follows:

	2021	2020
Industrial	$23,454	$26,343
Land-based transmissions	58,421	62,697
Marine and propulsion systems	127,243	152,501
Other	9,463	5,297
Total	$218,581	$246,838

Industrial products include clutches, power take-offs and pump drives sold to the agriculture, recycling, construction and oil and gas markets. The land based transmission products include applications for oil field and natural gas, military and airport rescue and fire fighting. The marine and propulsion systems include marine transmission, azimuth drives, controls, surface drives, propellers and boat management systems for the global commercial marine, pleasure craft and patrol boat markets. Other includes non-Twin Disc manufactured product sold through Company-owned distribution entities.

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

Information about the Company's segments, before intercompany eliminations, is summarized as follows:

2021	Manufacturing	Distribution	Total
Net Sales	$191,510	$100,221	$291,731
Intra-segment sales	9,436	14,746	24,182
Inter-segment sales	44,575	4,393	48,968
Interest income	172	17	189
Interest expense	2,449	1	2,450
Income taxes	(980)	189	(791)
Depreciation and amortization	10,455	412	10,867
Net income attributable to Twin Disc	11,016	105	11,121
Assets	364,379	46,956	411,335
Expenditures for segment assets	3,500	188	3,688

2020	Manufacturing	Distribution	Total
Net Sales	$227,565	$95,824	$323,389
Intra-segment sales	14,230	12,889	27,119
Inter-segment sales	43,854	5,578	49,432
Interest income	346	22	368
Interest expense	2,128	-	2,128
Income taxes	(2,027)	268	(1,759)
Depreciation and amortization	11,151	379	11,530
Net (loss) income attributable to Twin Disc	(31,603)	553	(31,050)
Assets	365,417	43,118	408,535
Expenditures for segment assets	9,615	734	10,349

The following is a reconciliation of reportable segment net sales and net income (loss) to the Company’s consolidated totals:

	2021	2020
Net sales:
Total net sales from reportable segments	$291,731	$323,389
Elimination of inter-company sales	(73,150)	(76,551)
Total consolidated net sales	$218,581	$246,838

Net income (loss) attributable to Twin Disc:
Total net income (loss) from reportable segments	$11,121	$(31,050)
Other adjustments and corporate expenses	(40,840)	(8,767)
Total consolidated net loss attributable to Twin Disc	$(29,719)	$(39,817)

Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of unallocated corporate overhead costs, including administrative functions and global functional expenses.

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2021
Interest income	$189	$(170)	$19
Interest expense	2,450	(92)	2,358
Income taxes	(791)	20,471	19,680
Depreciation and amortization	10,867	376	11,243
Assets	411,335	(135,922)	275,413
Expenditures for segment assets	3,688	776	4,464

2020
Interest income	$368	$(290)	$78
Interest expense	2,128	(268)	1,860
Income taxes	(1,759)	(2,410)	(4,169)
Depreciation and amortization	11,530	395	11,925
Assets	408,535	(114,408)	294,127
Expenditures for segment assets	10,349	350	10,699

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows:

	2021	2020
Net sales
United States	$64,344	$83,771
Netherlands	33,026	39,501
China	25,790	26,354
Australia	17,963	12,438
Italy	16,041	11,802
Austria	7,798	12,552
Other countries	53,619	60,420
Total	$218,581	$246,838

Net sales by geographic region are based on product shipment destination.

Long-lived assets primarily pertain to property, plant and equipment and exclude goodwill, other intangibles, and deferred income taxes. They are summarized as follows:

Long-lived assets	2021	2020
United States	$34,629	$41,996
Netherlands	12,447	12,659
Belgium	8,575	8,363
Italy	1,525	1,697
Switzerland	503	6,804
Other countries	5,776	5,205
Total	$63,455	$76,724

There were no customers that accounted for 10% of consolidated net sales in fiscal 2021. The Company had one distributor customer, primarily of its manufacturing segment, that accounted for 10% of total Company sales for fiscal 2020.

Disaggregated revenue:

The following tables present details deemed most relevant to the users of the financial statements for the years ended June 30, 2021 and June 30, 2020.

Net sales by product group for the year ended June 30, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$22,621	$5,494	$(4,661)	$23,454
Land-based transmissions	52,441	26,003	(20,023)	58,421
Marine and propulsion systems	116,371	59,276	(48,404)	127,243
Other	77	9,448	(62)	9,463
Total	$191,510	$100,221	$(73,150)	$218,581

Net sales by product group for the year ended June 30, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$24,143	$5,634	$(3,434)	$26,343
Land-based transmissions	63,523	25,699	(26,525)	62,697
Marine and propulsion systems	139,833	59,212	(46,544)	152,501
Other	66	5,279	(48)	5,297
Total	$227,565	$95,824	$(76,551)	$246,838

K. STOCK-BASED COMPENSATION

In fiscal 2021, the Company adopted the Twin Disc, Incorporated 2020 Stock Incentive Plan for Non-Employee Directors (the “2020 Directors' Plan”). The 2020 Directors' Plan retains the features of the 2010 Directors' Plan, as well as allows non-employee Directors to elect to receive all or a portion of their base cash retainer in the form of restricted stock. Benefits under the 2020 Directors’ Plan may be granted, awarded or paid in any one or a combination of stock options, restricted stock awards, or cash-settled restricted stock units. There is reserved for issuance under the 2020 Directors’ Plan an aggregate of 750,000 shares of the Company's common stock, which may be authorized and unissued shares or shares reacquired by the Company in the open market or a combination of both. The aggregate amount is subject to proportionate adjustments for stock dividends, stock splits and similar changes.

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

Shares available for future awards as of June 30 were as follows (assuming that outstanding performance awards are issued at the target level of performance):

	2021	2020
2020 Directors' Plan	666,913	-
2018 LTI Plan	103,289	492,591

Performance Stock Awards (“PSA”)

In fiscal 2021 and 2020, the Company granted a target number of 265,256 and 131,688 PSAs, respectively, to various employees of the Company, including executive officers.

The PSAs granted in fiscal 2021 will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average free cash flow (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2023. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and free cash flow for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 397,884. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 388,433 and 167,848 unvested PSAs outstanding at June 30, 2021 and 2020, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense (benefit) for the year ended June 30, 2021 and 2020, related PSAs, was $491 and ($368), respectively. The tax benefit (expense) from compensation expense (benefit) for the year ended June 30, 2021 and 2020, related PSAs, was $116 and ($87), respectively. The weighted average grant date fair value of the unvested awards at June 30, 2021 was $7.50. At June 30, 2021, the Company had $2,432 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2021 and 2020 awards. The total fair value of performance stock awards vested in fiscal 2021 and fiscal 2020 was $0 and $167, respectively.

Restricted Stock Awards (“RS”)

The Company has unvested RS outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation over the vesting period, which is generally 1 to 3 years. During fiscal 2021 and 2020, the Company granted 251,804 and 180,379 service based restricted shares, respectively, to employees and non-employee directors in each year. A total of 6,809 and 20,511 shares of restricted stock were forfeited during fiscal 2021 and 2020, respectively. There were 379,095 and 231,379 unvested shares outstanding at June 30, 2021 and 2020, respectively. Compensation expense of $1,335 and $1,200 was recognized during the year ended June 30, 2021 and 2020, respectively, related to these service-based awards. The tax benefit from compensation expense for the year ended June 30, 2021 and 2020, related to these service-based awards, was $315 and $283, respectively. The total fair value of restricted stock grants vested in fiscal 2021 and 2020 was $533 and $1,241, respectively. As of June 30, 2021, the Company had $1,333 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 34,822 and 37,950 unvested RSUs outstanding at June 30, 2021 and June 30, 2020, respectively. Compensation expense of $328 and $326 was recognized during the year ended June 30, 2021 and 2020, respectively. The tax benefit from compensation expense for the year ended June 30, 2021 and 2020, related to these service-based awards, was $78 and $77, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2021 was $25.79. As of June 30, 2021, the Company had $25 of unrecognized compensation expense related to RSUs which will be recognized over the next year.

L. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,867 and $1,820 in fiscal 2021 and 2020, respectively. Total engineering and development costs were $8,535 and $10,998 in fiscal 2021 and 2020, respectively.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2021 and 2020 was June 30.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive loss as of June 30:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$105,520	$107,322	$7,059	$7,451
Service cost	608	653	16	17
Interest cost	2,516	3,305	154	219
Prior service cost	65	-	-	-
Actuarial (gain) loss	(1,577)	3,161	(395)	211
Contributions by plan participants	114	93	269	352
Benefits paid	(8,546)	(9,014)	(1,001)	(1,191)
Benefit obligation, end of year	$98,700	$105,520	$6,102	$7,059

Change in plan assets:
Fair value of assets, beginning of year	$83,284	$87,291	$-	$-
Actual return on plan assets	15,325	3,541	-	-
Employer contribution	2,253	1,373	732	839
Contributions by plan participants	114	93	269	352
Benefits paid	(8,546)	(9,014)	(1,001)	(1,191)
Fair value of assets, end of year	$92,430	$83,284	$-	$-

Funded status	$(6,270)	$(22,236)	$(6,102)	$(7,059)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$60	$-	$-	$-
Accrued liabilities - current	(423)	(276)	(833)	(1,081)
Accrued retirement benefits - noncurrent	(5,907)	(21,960)	(5,269)	(5,978)
Net amount recognized	$(6,270)	$(22,236)	$(6,102)	$(7,059)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$133	$158	$-	$-
Prior service cost	94	104	(487)	(697)
Actuarial net loss	31,563	43,548	160	463
Net amount recognized	$31,790	$43,810	$(327)	$(234)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified defined benefit and other postretirement benefit plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$37	$-
Prior service cost	44	(275)
Actuarial net loss	2,254	-
Net amount to be recognized	$2,335	$(275)

The accumulated benefit obligation for all defined benefit pension plans was approximately $98,700 and $105,520 at June 30, 2021 and 2020, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2021	2020
Projected and accumulated benefit obligation	$53,780	$105,520
Fair value of plan assets	47,450	83,284

Components of Net Periodic Benefit Cost:

	Pension Benefits
	2021	2020
Service cost	$615	$648
Interest cost	2,516	3,304
Prior service cost	65	-
Expected return on plan assets	(4,552)	(4,894)
Amortization of transition obligation	40	35
Amortization of prior service cost	47	45
Amortization of actuarial net loss	3,246	2,982
Net periodic benefit cost	$1,977	$2,120

	Other Postretirement Benefits
	2021	2020
Service cost	$16	$17
Interest cost	154	219
Amortization of prior service cost	(274)	(274)
Net periodic benefit cost	$(104)	$(38)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Fiscal 2021 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss	$(12,464)	$(397)
Amortization of transition asset	(40)	-
Amortization of prior service (cost) benefit	(43)	275
Amortization of net loss	(3,246)	-
Total recognized in other comprehensive income	(15,793)	(122)
Net periodic benefit cost (benefit)	1,977	(104)
Total recognized in net periodic benefit cost and other comprehensive income	$(13,816)	$(226)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Fiscal 2020 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss	$4,770	$211
Amortization of transition asset	(35)	-
Amortization of prior service (cost) benefit	(45)	275
Amortization of net loss	(2,978)	-
Total recognized in other comprehensive income	1,712	486
Net periodic benefit cost (benefit)	2,120	(38)
Total recognized in net periodic benefit cost and other comprehensive income	$3,832	$448

Additional Information

Assumptions

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine benefit obligations at June 30
	2021	2020	2021	2020
Discount rate	2.63%	2.49%	2.47%	2.37%
Expected return on plan assets	5.69%	5.89%

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine net periodic benefit costs for years ended June 30
	2021	2020	2021	2020
Discount rate	2.49%	3.22%	2.37%	3.15%
Expected return on plan assets	5.89%	6.04%

The assumed weighted-average healthcare cost trend rate was 6.00% in 2021, grading down to 5% in 2025. A 1% increase in the assumed health care cost trend would increase the accumulated postretirement benefit obligation by approximately $81 and the service and interest cost by approximately $2. A 1% decrease in the assumed health care cost trend would decrease the accumulated postretirement benefit obligation by approximately $71 and the service and interest cost by approximately $2.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2021 and 2020 by asset category were as follows:

	Target	June 30
Asset Category	Allocation	2021	2020
Equity securities	51%	53%	47%
Debt securities	40%	38%	44%
Real estate	9%	9%	9%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The U.S. pension plans held 98,211 shares of Company stock with a fair market value of $1,398 (1.5% of total plan assets) at June 30, 2021 and 98,211 shares with a fair market value of $544 (0.7% of total plan assets) at June 30, 2020.

The U.S. plans have a long-term return assumption of 5.90%. This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories. The weighted average long-term return across all plans is 5.69%.

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments
Level II	Unadjusted quoted prices in active markets for similar instruments, or
Unadjusted quoted prices for identical or similar instruments in markets that are not active, or
Other inputs that are observable in the market or can be corroborated by observable market data
Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2021:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$1,043	$1,043	$-	$-
Equity securities:
Company common stock (a)	1,398	1,398	-	-
Common stock (a)	18,201	18,201	-	-
Mutual funds (b)	9,366	9,366	-	-
Annuity contracts (c)	6,646	-	-	6,646
Total	$36,654	$30,008	$-	$6,646
Investments Measured at Net Asset Value (d)	55,776
Total	$92,430

The following table presents plan assets using the fair value hierarchy as of June 30, 2020:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$920	$920	$-	$-
Equity securities:
Company common stock (a)	544	544	-	-
Common stock (a)	14,551	14,551	-	-
Mutual funds (b)	7,916	7,916	-	-
Annuity contracts (c)	6,095	-	-	6,095
Total	$30,026	$23,931	$-	$6,095
Investments Measured at Net Asset Value (d)	53,258
Total	$83,284

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

(c) Annuity contracts represent contractual agreements in which payments are made to an insurance company, which agrees to pay out an income or lump sum amount at a later date. Annuity contracts are valued at fair value using the net present value of future cash flows.

(d) In accordance with ASC 820-10, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at the end of the year.

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of June 30, 2021 and June 30, 2020:

	2021	2020
Fixed income funds	$31,627	$33,032
International equity securities	4,282	2,840
Real estate	7,747	7,186
Hedged equity mutual funds	12,120	10,200
Total	$55,776	$53,258

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2021 and 2020:

	2021	2020
Beginning balance	$6,095	$6,171
Actual return on plan assets:
Relating to assets still held at reporting date	600	75
Purchases, sales and settlements, net	(49)	(151)
Ending balance	$6,646	$6,095

Cash Flows

Contributions

The Company expects to contribute $733 to its defined benefit pension plans in fiscal 2021.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits

2022	$8,535	$843
2023	7,794	769
2024	7,433	693
2025	7,095	608
2026	6,865	544
Years 2027 - 2031	31,435	2,042

The Company does not expect to make any Part D reimbursements for the periods presented.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $2,162 and $1,949 in fiscal 2021 and 2020, respectively.

N. INCOME TAXES

United States and foreign (loss) income before income taxes and minority interest were as follows:

	2021	2020
United States	$(15,925)	$(29,332)
Foreign	6,086	(14,408)
	$(9,839)	$(43,740)

The provision (benefit) for income taxes is comprised of the following:

	2021	2020
Currently payable:
Federal	$28	$(149)
State	49	30
Foreign	1,948	4,022
	2,025	3,903
Deferred:
Federal	15,554	(5,673)
State	2,341	(860)
Foreign	(240)	(1,539)
	17,655	(8,072)
	$19,680	$(4,169)

The components of the net deferred tax asset as of June 30 are summarized in the table below.

	2021	2020
Deferred tax assets:
Retirement plans and employee benefits	$4,584	$7,934
Foreign tax credit carryforwards	7,609	7,429
Federal tax credits	1,801	1,585
State net operating loss and other state credit carryforwards	2,208	1,696
Federal net operating loss	6,506	1,607
Inventory	-	205
Reserves	1,670	1,056
Foreign NOL carryforwards	66	555
Accruals	871	823
Right of use assets - operating leases	3,674	3,920
Disallowed interest	982	418
Disallowed PPP expenses	-	1,320
Other assets	1,033	832
	31,004	29,380
Valuation allowance	(24,420)	-
	6,584	29,380

Deferred tax liabilities:
Inventory	480	-
Property, plant and equipment	1,852	3,231
Intangibles	2,982	3,306
Long term operating lease obligations	3,622	3,855
Other liabilities	182	44
	9,118	10,436

Total net deferred tax (liabilities) assets	$(2,534)	$18,944

At June 30, 2021 the Company has net operating loss carryforwards (“NOLs”) of approximately $30,980 and $31,181 for federal and state income tax purposes which will expire at various dates from fiscal year 2023 – 2041.  Federal NOLs were generated subsequent to fiscal 2019 and have an indefinite carryover period. The Company has federal and state tax credit carryforwards of approximately $9,780 and $1,037, respectively, which will expire at various dates from fiscal 2026 – 2041.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company has evaluated the likelihood of whether the net deferred tax assets would be realized and concluded that it is more likely than not that all of deferred tax assets would not be realized. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, a valuation allowance in the amount of $24,420 has been recorded for fiscal year 2021.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations:

	2021	2020

U.S. federal income tax at 21%	$(2,066)	$(9,185)
Increases (reductions) in tax resulting from:
Foreign tax items	552	236
State taxes	(440)	(716)
Change in prior year estimate	(1,138)	(213)
Nondeductible PPP loan expenses	(1,722)	-
Research and development tax credits	(336)	(412)
Goodwill impairment	-	4,814
Unrecognized tax benefits	59	9
Stock compensation	252	(93)
Rate changes	18	237
Deferred tax basis adjustments	42	(138)
GILTI inclusion	-	1,220
Valuation allowance	24,420	-
Other, net	39	72
	$19,680	$(4,169)

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

Changes in the tax treatment of certain items have been reflected during the current quarter, chief among them the impact on the effective tax rate related to the non-taxable treatment of $8,200 of forgiven PPP loans included in net loss, as well as the impact of deferred employer Social Security tax payments.

Executive Compensation Limitations: The Tax Act substantially modifies the limitation on corporate deductibility of executive compensation under Section 162(m) of the Code. Section 162(m) limits the deduction for compensation paid by a publicly held corporation to certain of its executive employees to $1,000 per year. The Tax Act has amended the definition of “covered employee” to correspond to the general SEC reporting requirements for named executive officers. These are the corporation’s principal executive officer, principal financial officer, and the next three highest-paid executive officers. Most significantly, the Tax Act has eliminated the exemptions for commissions and performance-based compensation. This did not have an impact on the Company’s effective tax rate in fiscal year 2021 and 2020.

Global Intangible Low Taxed Income (“GILTI”): The Tax Act changed the foreign source income calculations and related foreign tax credit amounts. The GILTI require 10% domestic shareholders (“U.S. Shareholders”) of controlled foreign corporations (“CFC’s”) to include in gross income annually the U.S. Shareholders’ pro rata share of GILTI for the year. The High Tax Exception (“HTE") rules were finalized and applicable for the Company during fiscal year 2021. Accordingly, the Company may exclude from the GILTI inclusion tested income from tested units with an effective tax rate greater than 18.9%. The Company was able to take advantage of this high tax exception, which resulted in zero GILTI inclusion in the Company’s effective tax rate for fiscal year 2021. In fiscal year 2020, the GILTI inclusion was $1,220.

Foreign Derived Intangible Income (“FDII”): The Tax Act provides companies with a new permanent deduction. An incentive for C corporations to generate revenue from serving foreign markets, the provision applies a preferential tax rate to eligible income. The new tax law assumes a fixed rate of return on a corporation’s tangible assets. Any remaining income is deemed to be generated by intangible assets. This did not have an impact on the Company’s effective tax rate in fiscal year 2021 and 2020.

The Company has not provided additional U.S. income taxes on cumulative earnings of its consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that the earnings of those subsidiaries remain permanently invested and has no plans to repatriate funds from any permanently reinvested subsidiaries to the U.S. for the foreseeable future. These earnings relate to ongoing operations and were approximately $10,871 and $1,729 at June 30, 2021 and June 30, 2020, respectively. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2017 through 2021 for our major operations in Belgium, Japan, Netherlands, Singapore and Australia. The tax years open to examination in the U.S. are for years subsequent to fiscal 2017.

The Company has approximately $778 and $918 of unrecognized tax benefits as of June 30, 2021 and June 30, 2020, respectively, which, if recognized, would impact the effective tax rate. During the fiscal year the amount of unrecognized tax benefits decreased primarily due to settlements with tax authorities. No material changes are expected to the reserve during the next 12 months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits as of June 30:

	2021	2020
Unrecognized tax benefits, beginning of year	$918	$938
Additions based on tax positions related to the prior year	-	17
Additions based on tax positions related to the current year	66	87
Reductions based on tax positions related to the prior year	(21)	(19)
Subtractions due to statutes closing	-	(105)
Settlements with taxing authorities	(185)	-
Unrecognized tax benefits, end of year	$778	$918

Substantially all of the Company’s unrecognized tax benefits as of June 30, 3021, if recognized, would affect the effective tax rate. As of June 30, 2021 and 2020, the amounts accrued for interest and penalties totaled $141 and $185, respectively, and are not included in the reconciliation above.

O. CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, are not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows, either individually or in the aggregate.

P. RESTRUCTURING OF OPERATIONS AND INCOME FROM EXTINGUISHMENT OF LOAN

Restructuring expenses

The Company has implemented various restructuring programs in response to unfavorable macroeconomic trends in certain of the Company’s markets since the fourth quarter of fiscal 2015. These programs primarily involved the reduction of workforce in several of the Company’s manufacturing locations, under a combination of voluntary and involuntary programs. During the fourth quarter of fiscal 2021, the Company undertook a series of steps to accelerate its focus on its core competencies, improve its fixed cost structure, and monetize some of its under-utilized assets.

With regard to its Belgian operations, on June 30, 2021, the Company announced a new phase in its restructuring plans. Under this plan, the Belgian operation’s workforce will be reduced by 23 employees. This reduction in force resulted in an accrual of $2,200, pertaining to the Company’s current estimate for the payment of severance benefits, which is expected to be completed by December 2022. The accrual will be adjusted as negotiations with the union representing certain of the affected employees commence and progress. The action was taken to allow the Belgian operation to focus resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes. The Company anticipates annual pre-tax savings upon completion of the restructuring of approximately $1,600.

Total restructuring charges relating to streamlining operations amounted to $3,110 and $1,953 in fiscal 2021 and 2020, respectively. Restructuring activities since June 2015 have resulted in the elimination of 252 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through June 30, 2021 were $15,515.

Assets held for sale

To improve its fixed cost structure and monetize some of its under-utilized assets, the Company commenced the active marketing of three of its real estate properties, namely, its corporate headquarters in Racine, its propeller machining plant and office in Switzerland, and a spare warehouse in Italy during the fourth quarter of fiscal 2021. Such actions required the Company to reclassify these assets from Property, Plant and Equipment to Assets Held for Sale, at fair value less costs to sell, or net book value, whichever is lower. Fair value was determined using real estate broker estimates, and would be classified as Level 3 in the fair value hierarchy. This assessment of fair value resulted in the Company recognizing a write-down of the carrying value of its corporate headquarters by $4,267.

On August 17, 2021, the Company signed an agreement to sell the propeller machining plant and office in Switzerland and received 600 Swiss francs as partial proceeds.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2019	$-
Additions	5,138
Payments and adjustments	(5,054)
Accrued restructuring liability, June 30, 2020	84
Additions	7,377
Payments and adjustments	(5,109)
Accrued restructuring liability, June 30, 2021	$2,352

Income from extinguishment of loan

As discussed in Note G, Debt, on June 16, 2021, the Company received formal forgiveness of its PPP Loan in the amount of $8,200. In accordance with ASC 470 Debt and ASC 450-30 Gain contingency, the Company recorded $8,200 in income from extinguishment of loan in its condensed consolidated statement of operations in fiscal 2021.

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

The components of basic and diluted earnings per share were as follows:

	2021	2020
Basic:
Net loss	$(29,519)	$(39,571)
Less: Net earnings attributable to noncontrolling interest	(200)	(246)
Less: Undistributed earnings attributable to unvested shares	-	-
Net loss available to Twin Disc shareholders	(29,719)	(39,817)

Weighted average shares outstanding - basic	13,247	13,153

Basic Loss Per Share:
Net loss per share - basic	$(2.24)	$(3.03)

Diluted:
Net loss	$(29,519)	$(39,571)
Less: Net earnings attributable to noncontrolling interest	(200)	(246)
Less: Undistributed earnings attributable to unvested shares	-	-
Net loss available to Twin Disc shareholders	(29,719)	(39,817)

Weighted average shares outstanding - basic	13,247	13,153
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	13,247	13,153

Diluted Loss Per Share:
Net loss per share - diluted	$(2.24)	$(3.03)

The following potential common shares were excluded from diluted EPS for the year ended June 30, 2021 as the Company reported a net loss: 388,433 related to the Company’s unvested PSAs, 379,095 related to the Company’s unvested RS awards, and 34,822 related to the Company’s unvested RSUs.

The following potential common shares were excluded from diluted EPS for the year ended June 30, 2020 as the Company reported a net loss: 167,848 related to the Company’s unvested PSAs, 231,379 related to the Company’s unvested RS awards, and 37,950 related to the Company’s unvested RSUs.

R. DERIVATIVE FINANCIAL INSTRUMENTS

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

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $678 and $1,104 for the years ended June 30, 2021 and 2020, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $346 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note G, Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in fair value of the euro revolver were then reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in accumulated other comprehensive loss were $334 and $0 for the years ended June 30, 2021 and 2020, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other expense, net in the consolidated statement of operations and comprehensive loss as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2021 and 2020 was the euro. At June 30, 2021 and 2020, there were no significant forward exchange contracts outstanding.

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

As discussed in Note G, Debt, the Company's euro denominated Revolving Loan approximates fair value at June 30, 2021 and June 30, 2020. If measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

The fair value of derivative instruments included in the consolidated balance sheets at June 30 were as follows:

	Balance Sheet Location	2021	2020
Derivatives designated as hedges:
Interest rate swaps	Accrued liabilities	$346	$392
Interest rate swaps	Other long-term liabilities	542	1,052

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive loss for the years ended June 30 was as follows:

	Statement of Comprehensive
	Loss Location	2021	2020
Derivatives designated as hedges:
Interest rate swap	Interest expense	$399	$171
Interest rate swap	Unrealized gain (loss) on hedges	425	(595)
Net investment hedge	Unrealized gain (loss) on hedges	335	-

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$(15)	$(9)

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended June 30, 2021 and 2020 (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Adjustments(1)	Period

2021:
Allowance for losses on accounts receivable	$1,740	$346	$216	$1,870

Reserve for inventory obsolescence	$9,863	$1,178	$762	$10,279

Deferred tax valuation allowance	$-	$24,420	$-	$24,420

2020:
Allowance for losses on accounts receivable	$1,582	$399	$241	$1,740

Reserve for inventory obsolescence	$10,463	$1,532	$2,132	$9,863

(1) Activity primarily represents amounts written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K for Year Ended June 30, 2021

Exhibit	Description	Included Herewith
3a)	Restated Articles of Incorporation of Twin Disc, Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Form 8‑K dated December 6, 2007). File No. 001-07635.
3b)

Articles of Amendment to the Restated Articles of Incorporation of Twin Disc, Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Form 8‑K dated October 29, 2020). File No. 001-07635.

3b)	Restated Bylaws of Twin Disc, Incorporated, as amended through October 29, 2020 (Incorporated by reference to Exhibit 3.2 of the Company's Form 8‑K dated October 29, 2020). File No. 001-07635.

Exhibit 10	Material Contracts	Included Herewith
a)	Director Tenure and Retirement Policy	X
b)

The 2020 Stock Incentive Plan for Non-Employee Directors (Incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on October 29, 2020). File No. 001-07635.

c)	The Twin Disc, Incorporated 2018 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2018). File No. 001-07635.
d)	The Twin Disc, Incorporated 2021 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 10, 2021). File No. 001-07635.
e)	Form of Restricted Stock Award Grant Agreement for restricted stock grants on May 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 3, 2019). File No. 001-07635.
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

m)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 4, 2021 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 10, 2021). File No. 001-07635.

n)

Form of Restricted Stock Unit Grant Agreement for restricted stock units granted on August 4, 2021 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 10, 2021). File No. 001-07635.

o)

Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

p)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.4, 10.5 and 10.6 of the Company’s Form 8-K dated August 6, 2018). File No. 001-07635.
q)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
r)	Credit Agreement Between Twin Disc, Incorporated and BMO Harris Bank, dated June 29, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 3, 2018). File No. 001-07635.
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

bb)

Amendment No. 2 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated March 6, 2019). File No. 001-07635.

cc)	Amended and Restated Term Note between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated March 6, 2019). File No. 001-07635.
dd)

Amendment No. 3 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated January 30, 2020). File No. 001-07635.

ee)

Promissory Note dated April 17, 2020, entered into by Twin Disc, Incorporated, as borrower, for the benefit of BMO Harris Bank, N.A., as lender (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 21, 2020). File No. 001-07635.

ff)

Amendment No. 4 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated April 21, 2020). File No. 001-07635.

gg)

Amendment No. 5 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated July 28, 2020). File No. 001-07635.

hh)

Forbearance Agreement and Amendment No. 6 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated January 29, 2021). File No. 001-07635.

ii)

Second Amended and Restated Revolving Note between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated July 28, 2020). File No. 001-07635.

jj)

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

ll)

Confirmation of swap transaction, dated April 22, 2019, from Bank of Montreal to Twin Disc, Incorporated (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 26, 2019). File No. 001-07635.

Exhibit	Description	Herewith
21	Subsidiaries of the Registrant	X
23a	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document, filed herewith
101.SCH	Inline XBRL Schema Document, filed herewith
101.CAL	Inline XBRL Calculation Linkbase Document, filed herewith
101.DEF	Inline XBRL Definition Linkbase Document, filed herewith
101.LAB	Inline XBRL Label Linkbase Document, filed herewith
101.PRE	Inline XBRL Presentation Linkbase, filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 2, 2021	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 2, 2021	By: /s/ DAVID B. RAYBURN
David B. Rayburn
Chairman of the Board

September 2, 2021	By: /s/ JOHN H. BATTEN
John H. Batten
Chief Executive Officer

September 2, 2021	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

September 2, 2021	By: /s/ DEBBIE A. LANGE
Debbie A. Lange
Corporate Controller (Chief Accounting Officer)

September 2, 2021	Michael Doar, Director
Janet P. Giesselman, Director David W. Johnson, Director Michael C. Smiley, Director
Harold M. Stratton II, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Attorney in Fact)