Form 10-Q
period 2021-09-24
TWIN DISC INC
filed 2021-11-03
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 24, 2021

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

Yes ☐                  No ☑

At October 28, 2021, the registrant had 13,599,013 shares of its common stock outstanding.

Part I.                 FINANCIAL INFORMATION

Item 1.   Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 24, 2021	June 30, 2021

ASSETS
Current assets:
Cash	$22,092	$12,340
Trade accounts receivable, net	34,837	39,491
Inventories	121,092	114,967
Assets held for sale	3,321	9,539
Prepaid expenses	6,165	5,704
Other	7,334	9,926
Total current assets	194,841	191,967

Property, plant and equipment, net	44,339	45,463
Right-of-use assets operating leases	14,216	14,736
Intangible assets, net	16,468	17,480
Deferred income taxes	2,615	2,511
Other assets	3,768	3,256

Total assets	$276,247	$275,413

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	29,363	31,011
Accrued liabilities	49,138	45,549
Total current liabilities	80,501	78,560

Long-term debt	29,883	30,085
Lease obligations	12,373	12,887
Accrued retirement benefits	10,853	11,176
Deferred income taxes	4,543	5,045
Other long-term liabilities	6,470	7,000

Total liabilities	144,623	144,753

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	41,165	40,972
Retained earnings	128,856	126,936
Accumulated other comprehensive loss	(24,041)	(22,615)
	145,980	145,293
Less treasury stock, at cost (974,978 and 985,686 shares, respectively)	14,942	15,083

Total Twin Disc shareholders' equity	131,038	130,210

Noncontrolling interest	586	450

Total equity	131,624	130,660

Total liabilities and equity	$276,247	$275,413

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended
	September 24, 2021	September 25, 2020

Net sales	$47,761	$46,179
Cost of goods sold	34,314	36,476
Gross profit	13,447	9,703

Marketing, engineering and administrative expenses	13,091	12,445
Restructuring expenses	48	405
Other operating income	(2,939)	-
Income (loss) from operations	3,247	(3,147)

Interest expense	530	573
Other expense (income), net	355	1,148
	885	1,721

Income (loss) before income taxes and noncontrolling interest	2,362	(4,868)
Income tax expense (benefit)	382	(931)

Net income (loss)	1,980	(3,937)
Less: Net earnings attributable to noncontrolling interest, net of tax	(60)	(42)

Net income (loss) attributable to Twin Disc	$1,920	$(3,979)

Income (loss) per share data:
Basic income (loss) per share attributable to Twin Disc common shareholders	$0.14	$(0.30)
Diluted income (loss) per share attributable to Twin Disc common shareholders	$0.14	$(0.30)

Weighted average shares outstanding data:
Basic shares outstanding	13,283	13,197
Diluted shares outstanding	13,350	13,197

Comprehensive income
Net income (loss)	$1,980	$(3,937)
Benefit plan adjustments, net of income taxes of $117 and $177, respectively	384	553
Foreign currency translation adjustment	(1,938)	3,612
Unrealized gain on hedges, net of income taxes of $63 and $22, respectively	204	75
Comprehensive income	630	303
Less: Comprehensive income attributable to noncontrolling interest	(136)	(55)

Comprehensive income attributable to Twin Disc	$494	$248

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarters Ended
	September 24, 2021	September 25, 2020

Cash flows from operating activities:
Net income (loss)	$1,980	$(3,937)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,550	2,758
Gain on sale of assets	(2,939)	-
Restructuring expenses	(125)	-
Provision for deferred income taxes	(814)	(4,908)
Stock compensation expense and other non-cash changes, net	937	709
Net change in operating assets and liabilities	785	4,662

Net cash provided (used) by operating activities	2,374	(716)

Cash flows from investing activities:
Acquisitions of fixed assets	(846)	(1,419)
Proceeds from sale of fixed assets	9,139	19
Proceeds on note receivable	500	300
Other, net	(81)	(129)

Net cash used by investing activities	8,712	(1,229)

Cash flows from financing activities:
Borrowings under revolving loan arrangement	20,591	18,301
Repayments of revolver loans	(20,591)	(18,674)
Repayments of other long term debt	(278)	(155)
Payments of withholding taxes on stock compensation	(292)	(224)

Net cash used by financing activities	(570)	(752)

Effect of exchange rate changes on cash	(764)	1,322

Net change in cash	9,752	(1,375)

Cash:
Beginning of period	12,340	10,688

End of period	$22,092	$9,313

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include adjustments, consisting primarily of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for June 30, 2021. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

Reclassification

Certain prior year amounts primarily in cost of goods sold and marketing, engineering, and administrative expenses have been reclassified for consistency with current year presentation.

Recently Adopted Accounting Standards

In December 2019, the FASB issued guidance (ASU 2019-12) intended to simplify the accounting for income taxes. The Company adopted this guidance effective July 1, 2021. The adoption of this guidance did not have a material impact on the Company’s disclosures.

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

B.	Inventories

The major classes of inventories were as follows:

	September 24, 2021	June 30, 2021
Inventories:
Finished parts	$62,735	$59,761
Work in process	19,785	17,908
Raw materials	38,572	37,298
	$121,092	$114,967

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended September 24, 2021 and September 25, 2020:

	For the Quarter Ended
	September 24, 2021	September 25, 2020
Reserve balance, beginning of period	$4,369	$4,460
Current period (benefit) expense	(265)	1,034
Payments or credits to customers	(532)	(848)
Translation	(12)	36
Reserve balance, end of period	$3,560	$4,682

The current portion of the warranty accrual ($2,947 and $3,863 as of September 24, 2021 and September 25, 2020, respectively) is reflected in accrued liabilities, while the long-term portion ($613 and $819 as of September 24, 2021 and September 25, 2020, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

The Company has two reportable segments: manufacturing and distribution.  These segment structures reflect the way management makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s approach of allocating resources and assessing the performance of its segments. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers among segments are at established inter-company selling prices.  Management evaluates the performance of its segments based on net income.

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended
	September 24, 2021	September 25, 2020
Net sales
Manufacturing segment sales	$41,594	$38,495
Distribution segment sales	20,534	22,506
Inter/Intra segment elimination – manufacturing	(10,942)	(10,738)
Inter/Intra segment elimination – distribution	(3,425)	(4,084)
	$47,761	$46,179
Net income (loss) attributable to Twin Disc
Manufacturing segment net income (loss)	$4,832	$(2,662)
Distribution segment net income	483	1,155
Corporate and eliminations	(3,395)	(2,472)
	$1,920	$(3,979)

Assets	September 24, 2021	June 30, 2021
Manufacturing segment assets	$366,338	$364,379
Distribution segment assets	49,914	46,956
Corporate assets and elimination of intercompany assets	(140,005)	(135,922)
	$276,247	$275,413

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended September 24, 2021 and September 25, 2020.

Net sales by product group for the quarter ended September 24, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,907	$1,118	$(893)	$6,132
Land-based transmissions	11,384	5,105	(4,247)	12,242
Marine and propulsion systems	24,285	11,562	(9,214)	26,633
Other	18	2,749	(13)	2,754
Total	$41,594	$20,534	$(14,367)	$47,761

Net sales by product group for the quarter ended September 25, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$4,806	$1,370	$(753)	$5,423
Land-based transmissions	10,494	6,067	(4,302)	12,259
Marine and propulsion systems	23,179	12,759	(9,762)	26,176
Other	16	2,310	(5)	2,321
Total	$38,495	$22,506	$(14,822)	$46,179

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2022 and 2021, the Company granted a target number of 103.6 and 265.3 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2022 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual earnings per share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2024. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 155.4. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

The fiscal 2021 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average free cash flow (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2023. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and free cash flow for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 382.3. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

There were 477.4 and 433.1 unvested PSAs outstanding at September 24, 2021 and September 25, 2020, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $216 and $87 was recognized for the quarters ended September 24, 2021 and September 25, 2020, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at September 24, 2021 was $8.98. At September 24, 2021, the Company had $3,589 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2022, 2021 and 2020 awards. The total fair value of PSAs vested as of September 24, 2021 and September 25, 2020 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2022 and 2021, the Company granted 2.4 and 151.6 service based restricted shares, respectively, to employees and non-employee directors. There were 362.0 and 332.8 unvested shares outstanding at September 24, 2021 and September 25, 2020, respectively. A total of 6.9 and 0.0 shares of restricted stock were forfeited during the quarters ended September 24, 2021 and September 25, 2020, respectively. Compensation expense of $335 and $339 was recognized for the quarters ended September 24, 2021 and September 25, 2020, respectively. The total fair value of restricted stock grants vested as of September 24, 2021 and September 25, 2020 was $181 and $293, respectively. As of September 24, 2021, the Company had $993 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 and 2021 Long Term Incentive Plans, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first quarter of fiscal 2022 and 2021, the Company granted 65.6 and 0.0 of employment based RSUs, respectively. There were 65.6 and 38.0 unvested RSUs outstanding at September 24, 2021 and September 25, 2020, respectively. Compensation expense of $74 and $82 was recognized for the quarters ended September 24, 2021 and September 25, 2020, respectively. The total fair value of restricted stock units vested as of September 24, 2021 and September 25, 2020 was $475 and $0, respectively. The weighted average grant date fair value of the unvested awards at September 24, 2021 was $14.29. As of September 24, 2021, the Company had $888 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

G.	Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides healthcare and life insurance benefits for certain domestic retirees. The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended
	September 24, 2021	September 25, 2020
Pension Benefits:
Service cost	$139	$142
Prior service cost	10	16
Interest cost	666	668
Expected return on plan assets	(1,259)	(1,132)
Amortization of transition obligation	9	9
Amortization of prior service cost	(4)	(4)
Amortization of actuarial net loss	562	811
Net periodic benefit cost	$123	$510

Postretirement Benefits:
Service cost	$4	$4
Interest cost	35	39
Amortization of prior service cost	(69)	(69)
Net periodic benefit gain	$(30)	$(26)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $733 to its pension plans in fiscal 2022. As of September 24, 2021, $196 in contributions to the pension plans have been made.

The Company has reclassified $384 (net of $117 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 24, 2021, and $553 (net of $177 in taxes) during the quarter ended September 25, 2020. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated Annual Effective Tax Rate (“AETR”). Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. To calculate its AETR, an entity must estimate its ordinary income or loss and the related tax expense or benefit for its full fiscal year. As of September 24, 2021, 91% of the forecasted consolidated income has been earned which under this methodology would have resulted in 91% of the forecasted tax expense being recorded as of the Company’s first fiscal quarter. In situations in which an entity is in a loss position and recognizes a full valuation allowance, the guidance in ASC 740 applies. The tax effect of losses that arise in the early portion of the fiscal year shall be recognized only when the tax benefits are expected to be realized during the year or recognizable as a deferred tax asset at the end of the year. Due to continued losses and uncertain future domestic earnings, the Company recognizes a full US valuation allowance. Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore, according to ASC 740 guidance, the fully valued domestic entity was removed from the annualized effective rate calculation. Because of the full US valuation allowance, the US entity may only recognize tax expense / benefit recorded for FIN 48 adjustments and the valuation allowance entries recorded for pension and hedging adjustments.

For the quarters ended September 24, 2021 and September 25, 2020 the Company’s effective income tax rate was 16.2% and 19.1% respectively. For the quarter ended September 24, 2021, the net income tax expense reflected is the estimated AETR for the foreign entities with no valuation allowance plus the limited tax expense / benefits allowed under ASC 740 for the fully valued US entity. For the quarter ended September 25, 2020 the company did not recognize a full US valuation allowance so the tax expense realized was based on the estimated AETR. Due to the different methodologies utilized to calculate the interim tax provisions, it is not reasonable to numerically reconcile the change in the estimated tax rate.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of a novel coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the World Health Organization classified the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act (“TCJA”) in 2017. In addition, governments around the world continue to initiate various forms of assistance. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020. Changes in the tax treatment of certain items have been reflected during this quarter. These changes did not have a material impact to the Company’s effective tax rate. On March 11, 2021, President Biden signed into law The American Rescue Plan Act of 2021 (“ARPA”), which among other things, further changed the executive compensation rules. Under the ARPA, which is effective for tax years beginning after December 31, 2026, the definition of covered employee has been expanded to include employees who are among the five highest compensated employees for the year, not limited to only officers. This is in addition to the existing pool of officers who are defined as “covered employees” under the current IRC 162(m) rules. Management will continue to monitor these new rules and apply them as required. Currently, there is minimal impact anticipated. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such it is uncertain as to the full magnitude that the COVID-19 outbreak will have on the Company’s financial condition, liquidity, and future results of operations.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. In addition, all other available positive and negative evidence is taken into consideration, including all new impacts of tax reform. The Company has evaluated the realizability of the net deferred tax assets related to its foreign operations and based on this evaluation management has concluded that no valuation allowances are required. However, due to continued historical domestic losses and uncertain future domestic earnings, the Company continues to recognize a full domestic valuation allowance.

The Company has approximately $814 of unrecognized tax benefits, including related interest and penalties, as of September 24, 2021, which, if recognized, would favorably impact the effective tax rate. There were no significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 24, 2021. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going audit activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2014 through 2021. The tax year open to exam in the Netherlands is 2019. The tax years open to examination in the U.S. are for years subsequent to fiscal 2016. It is reasonably possible that other audit cycles will be completed during fiscal 2022.

I.	Intangible Assets

As of September 24, 2021, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2021	$41,142	$(23,662)	$17,480	$10,321	$4,883	$1,282	$994
Amortization	-	(826)	(826)	(419)	(304)	(46)	(57)
Translation adjustment	(186)	-	(186)	(116)	(54)	(14)	(2)
Balance at September 24, 2021	$40,956	$(24,488)	$16,468	$9,786	$4,525	$1,222	$935

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $826 and $835 for the quarters ended September 24, 2021, and September 25, 2020, respectively. Estimated intangible amortization expense for the remainder of fiscal 2022 and each of the next five fiscal years is as follows:

Fiscal Year
2022	$2,494
2023	3,110
2024	2,955
2025	2,789
2026	1,413
Thereafter	3,707

J.	Long-term Debt

Long-term debt at September 24, 2021 and June 30, 2021 consisted of the following:

	September 24, 2021	June 30, 2021
Credit Agreement Debt
Revolving loans (expire June 2023)	$15,237	$15,415
Term loan (due March 2026)	16,500	16,500
Other	146	170
Subtotal	31,883	32,085
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$29,883	$30,085

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

On September 30, 2021, the Company and BMO entered into an amended and restated forbearance agreement and amendment to the Credit Agreement (the "Amended and Restated Forbearance Agreement"). The Amended and Restated Forbearance Agreement extends the forbearance period through February 28, 2022, or if earlier, through the date on which a default under the Amended and Restated Forbearance Agreement or Credit Agreement occurs. During the extended forbearance period, BMO will continue to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with its minimum EBITDA covenants. The Amended and Restated Forbearance Agreement also makes certain adjustments to the Credit Agreement. When the forbearance period ends, the Company is subject to a maximum total funded debt to EBITDA ratio of 3.00 to 1.00.

For the quarter ended September 24, 2021, as a result of the Amended and Restated Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

The Company remains in compliance with its liquidity and other covenants, and has agreed to provide additional financial reports to BMO.

The Credit Agreement, including its amendments, is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2021, as well as in Item 2 of this quarterly report.

As of September 24, 2021, current maturities include $2,000 of term loan payments due within the coming year.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $23 in principal was paid on these liabilities during the current fiscal year.

During the quarters ended September 24, 2021, the average interest rate was 3.96% on the Term Loan, and 4.25% on the Revolving Loans.

As of September 24, 2021, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $40,622, and the Company had approximately $25,384 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at September 24, 2021 and June 30, 2021. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of September 24, 2021, the notional amount was $15,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign companies. Effective upon the designation, all changes in the fair value of the euro revolver are reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. This net investment hedge is included in the disclosures in Note O, Derivative Financial Instruments.

K.	Shareholders’ Equity

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of September 24, 2021 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended September 24, 2021 and September 25, 2020.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarter of 2022 and 2021:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2021	$40,972	$126,936	$(22,615)	$(15,083)	$450	$130,660
Net income		1,920			60	1,980
Translation adjustments			(2,014)		76	(1,938)
Benefit plan adjustments, net of tax			384			384
Unrealized gain on hedges, net of tax			204			204
Compensation expense	625					625
Shares (acquired) issued, net	(432)			141		(291)
Balance, September 24, 2021	$41,165	$128,856	$(24,041)	$(14,942)	$586	$131,624

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2020	$42,756	$156,655	$(41,226)	$(18,796)	$569	$139,958
Net (loss) income		(3,979)			42	(3,937)
Translation adjustments			3,600		12	3,612
Benefit plan adjustments, net of tax			553			553
Unrealized gain on cash flow hedge, net of tax			75			75
Compensation expense	518					518
Shares (acquired) issued, net	(2,460)			2,236		(224)
Balance, September 25, 2020	$40,814	$152,676	$(36,998)	$(16,560)	$623	$140,555

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 24, 2021 and September 25, 2020 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2021	$9,192	$(31,463)	$(678)	$334
Translation adjustment during the quarter	(2,014)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	384	68	136
Net current period other comprehensive (loss) income	(2,014)	384	68	136
Balance at September 24, 2021	$7,178	$(31,079)	$(610)	$470

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)
Translation adjustment during the quarter	3,600	-	-
Amounts reclassified from accumulated other comprehensive income	-	553	75
Net current period other comprehensive income	3,600	553	75
Balance at September 25, 2020	$7,054	$(43,023)	$(1,029)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 24, 2021 are as follows:

	Amount Reclassified
	Quarter Ended
	September 24, 2021
Changes in benefit plan items
Actuarial losses	$565	(a)
Transition asset and prior service benefit	(64	) (a)
Total amortization	501
Income taxes	117
Total reclassification net of tax	$384

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 25, 2020 is as follows:

	Amount Reclassified
	Quarter Ended
	September 25, 2020
Changes in benefit plan items
Actuarial losses	$794	(a)
Transition asset and prior service benefit	(64	) (a)
Total amortization	730
Income taxes	177
Total reclassification net of tax	$553

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

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

With regard to its Belgian operations, on June 30, 2021, the Company announced a new phase in its restructuring plans. Under this plan, the Belgian operation’s workforce will be reduced by 23 employees. This reduction in force resulted in an initial accrual of $2,200, pertaining to the Company’s current estimate for the payment of severance benefits, which is expected to be completed by December 2022. The action was taken to allow the Belgian operation to focus resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes. The Company anticipates annual pre-tax savings upon completion of the restructuring of approximately $1,600.

In October 2021, the Company and the union representing certain of the employees affected by the restructuring of the Belgian operations came to an agreement on a final settlement amount of $3,200. The Company plans to book the additional $1,000 in restructuring charges during the 2nd quarter of fiscal 2022.

Total restructuring charges relating to streamlining operations totaled to $48 and $405 in the quarters ending September 24, 2021 and September 25, 2020, respectively. Restructuring activities since June 2015 have resulted in the elimination of 257 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through September 24, 2021 were $15,563.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2021	$2,352
Additions	48
Payments, adjustments and write-offs during the year	(172)
Accrued restructuring liability, September 24, 2021	$2,228

Assets held for sale

To improve its fixed cost structure and monetize some of its under-utilized assets, the Company commenced the active marketing of three of its real estate properties, namely, its corporate headquarters in Racine, its propeller machining plant and office in Switzerland, and a spare warehouse in Italy during the fourth quarter of fiscal 2021. During the first quarter of fiscal 2022, the Company completed the sale of its propeller machining plant and office in Switzerland and received $9,138 in proceeds, net of fees and local taxes and recorded a gain of $2,939 in other operating income in the condensed consolidated statements of operations and comprehensive income.

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended
	September 24, 2021	September 25, 2020
Basic:
Net income (loss)	$1,980	$(3,937)
Less: Net earnings attributable to noncontrolling interest	(60)	(42)
Less: Undistributed earnings attributable to unvested shares	-	-
Net income (loss) available to Twin Disc shareholders	1,920	(3,979)

Weighted average shares outstanding - basic	13,283	13,197

Basic Income (Loss) Per Share:
Net income (loss) per share - basic	$0.14	$(0.30)

Diluted:
Net income (loss)	$1,980	$(3,937)
Less: Net earnings attributable to noncontrolling interest	(60)	(42)
Less: Undistributed earnings attributable to unvested shares	-	-
Net income (loss) available to Twin Disc shareholders	1,920	(3,979)

Weighted average shares outstanding - basic	13,283	13,197
Effect of dilutive stock awards	67	-
Weighted average shares outstanding - diluted	13,350	13,197

Diluted Income (Loss) Per Share:
Net income (loss) per share - diluted	$0.14	$(0.30)

The following potential common shares were excluded from diluted EPS for the quarter ended September 24, 2021 because they were anti-dilutive: 439.1 related to the Company’s unvested PSAs, 362.0 related to the Company’s unvested RS awards, and 37.0 related to the Company’s unvested RSUs.

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	September 24, 2021	June 30, 2021
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$14,216	$14,736
Finance lease right-of-use assets	Property, plant and equipment, net	5,201	5,244

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$1,864	$1,870
Operating lease liabilities	Lease obligations	12,373	12,887
Finance lease liabilities	Accrued liabilities	566	541
Finance lease liabilities	Other long-term liabilities	4,790	4,836

The components of lease expense were as follows:

	For the Quarter Ended
	September 24, 2021	September 25, 2020
Finance lease cost:
Amortization of right-of-use assets	$163	$119
Interest on lease liabilities	72	17
Operating lease cost	693	762
Short-term lease cost	2	9
Variable lease cost	39	16
Total lease cost	969	923
Less: Sublease income	(20)	(56)
Net lease cost	$949	$867

Other information related to leases was as follows:

	For the Quarter Ended
	September 24, 2021	September 25, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$742	$762
Operating cash flows from finance leases	136	135
Financing cash flows from finance leases	72	17
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	165	-
Finance leases	174	4,616
Weighted average remaining lease term (years):
Operating leases	9.6	10.7
Finance lease	11.7	12.8
Weighted average discount rate:
Operating leases	7.2%	7.4%
Finance leases	5.2%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of September 24, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$2,169	$621
2023	2,625	819
2024	2,283	776
2025	1,643	534
2026	1,551	465
Thereafter	9,855	3,895
Total future lease payments	20,126	7,110
Less: Amount representing interest	(5,889)	(1,754)
Present value of future payments	$14,237	$5,356

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of September 24, 2021, with a notional amount of $15,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $611 and $678 as of September 24, 2021 and June 30, 2021, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $334 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note J, Long-term Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in Accumulated Other Comprehensive Loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in Accumulated Other Comprehensive Loss were $471 and $334 as of September 24, 2021 and June 30, 2021, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	September 24, 2021	June 30, 2021
Derivative designated as hedge:
Interest rate swap	Accrued liabilities	$314	$346
Interest rate swap	Other long-term liabilities	486	542

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive income for the quarters ended September 24, 2021 and September 25, 2020, respectively, was as follows:

	Statements of Operations and	For the Quarter Ended
	Comprehensive Income Location	September 24, 2021	September 25, 2020
Derivative designated as hedge:
Interest rate swap	Interest expense	$90	$98
Interest rate swap	Unrealized gain on hedges	68	75
Net investment hedge	Unrealized gain on hedges	136	-

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$-	$(13)

Item 2.    Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of September 24, 2021, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2021, as supplemented in this Quarterly Report, could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)
	Quarter Ended
	September 24, 2021	% of Net	September 25, 2020	% of Net
Net sales	$47,761		$46,179
Cost of goods sold	34,314		36,476
Gross profit	13,447	28.2%	9,703	21.0%
Marketing, engineering and administrative expenses	13,091	27.4%	12,445	26.9%
Restructuring of operations	48	0.1%	405	0.9%
Other operating income	(2,939)	-6.2%	-	0.0%
Income (loss) from operations	$3,247	6.8%	$(3,147)	-6.8%

Comparison of the First Quarter of Fiscal 2022 with the First Quarter of Fiscal 2021

Net sales for the first quarter increased 3.4%, or $1.6 million, to $47.6 million from $46.2 million in the same quarter a year ago. While the Company has experienced improving conditions across most of its markets following the severe impact of the COVID-19 pandemic in fiscal 2021, the North American oil and gas market demand for new units remains depressed. The Company’s ability to ship product has been hampered by a variety of supply chain challenges. These include supplier capacity constraints, extended supplier lead times and a global shortage of shipping containers. Global shipments of industrial products improved 13.1% from the prior year, while shipments of marine and propulsion products improved slightly (1.8%) and off-highway transmission demand was essentially flat with the prior year first quarter. The North American region enjoyed the most significant sales improvement ($2.6 million or 18.2%) due to generally improving market conditions and increased aftermarket demand in the North American energy market. The European region saw a modest increase ($0.3 million or 1.8%), with project delays and supply chain challenges hampering volume. Sales into the Asia Pacific region decreased slightly ($1.2 million or 9.1%) due to the lingering effects of COVID-19 in the region, partially offset by a continued strong pleasure craft market in Australia. Currency translation had a favorable impact on first quarter fiscal 2022 sales compared to the first quarter of the prior year totaling $0.5 million primarily due to the strengthening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 8.1%, or $3.1 million, versus the same quarter last year. The U.S. manufacturing operations experienced a 17.0%, or $3.3 million, increase in sales versus the first fiscal quarter of 2021, with recovering markets following the significant impact of the COVID-19 pandemic, partially offset by the supply chain challenges noted above. The Company’s operation in the Netherlands was down $0.7 million (7.9%) compared to the first fiscal quarter of 2021, with many boat construction projects being delayed due to the COVID-19 crisis. The Company’s Belgian operation saw an increase compared to the prior year first quarter (4.3% or $0.2 million), with a positive translation effect combining with improved European market conditions. Similarly, the Company’s Italian manufacturing operations, also benefiting from some positive exchange impact and an improving European market, were up $0.1 million (1.0%) compared to the first quarter of fiscal 2021. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.3 million (31.1%) compared to the prior year first quarter.

Our distribution segment experienced a decrease in sales of $2.0 million (8.8%) compared to the first quarter of fiscal 2021. The Company’s Asian distribution operations in Singapore, China and Japan were down 20.3% from the prior year on softer demand for commercial marine and patrol craft products in the region driven by the persistent impact of the COVID-19 pandemic in the region, along with global supply chain challenges. The Company’s North America distribution operation saw a slight decrease of 0.7%, while the Company’s European distribution operation saw a decrease of $1.0 million (22.1%) primarily due to supply chain challenges in the region. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw continued growth (22.0% increase from the prior year first fiscal quarter), on improving pleasure craft marine market trends in the region.

Gross profit as a percentage of sales for the first quarter of fiscal 2022 improved to 28.2%, compared to 21.0% for the same period last year. The current quarter result reflects the benefit of an Employee Retention Credit (“ERC”, part of various COVID-19 relief programs provided by the U.S. government) of $1.3 million recorded at the Company’s domestic operation, along with the incremental benefit of a NOW subsidy (COVID-19 relief program in the Netherlands) of $0.3 million and the favorable impact of a correction to the Company’s warranty reserve ($0.5 million). In addition, the quarter benefited from a favorable product mix profile ($0.8 million) and the impact of improved volume ($0.4 million).

For the fiscal 2022 first quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 27.4%, compared to 26.9% for the fiscal 2021 first quarter. ME&A expenses increased $0.6 million (5.2%) versus the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of increases to domestic salaries and benefits ($0.5 million), the accrual for the global bonus program ($0.5 million) and a slight currency translation impact ($0.1 million). These decreases were partially offset by the favorable impact of the Employee Retention Credit ($0.5 million).

The Company incurred minor restructuring charges during the first quarter of fiscal 2022, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

The Company recorded other operating income of $2.9 million associated with the gain on the sale of the Company’s facility in Switzerland. The building was sold for approximately $9.1 million.

Interest expense decreased to $0.5 million in the first quarter of fiscal 2022, compared to $0.6 million for the first quarter of the prior fiscal year. This decrease reflects a lower average borrowing level for the first quarter of fiscal 2022.

Other expense of $0.4 million for the first fiscal quarter was primarily attributable to translation losses related to the Company’s euro and Australian dollar denominated liabilities.

The fiscal 2022 first quarter effective tax rate was 16.2% compared to 19.1% in the prior fiscal year first quarter. The current year rate was impacted by the fact that the domestic entity recognized a full valuation allowance in the fourth quarter of fiscal 2021, resulting in limited recognition of tax expense.

Financial Condition, Liquidity and Capital Resources

Comparison between September 24, 2021 and June 30, 2021

As of September 24, 2021, the Company had net working capital of $114.3 million, which represents an increase of $0.9 million, or 0.8%, from the net working capital of $113.4 million as of June 30, 2021.

Cash increased by $9.8 million to $22.1 million as of September 24, 2021, versus $12.3 million as of June 30, 2021. As of September 24, 2021, the majority of the cash is at the Company’s overseas operations in Europe ($14.5 million) and Asia-Pacific ($5.2 million). In accordance with the terms of the extended forbearance agreement with BMO, as described below, the Company will be repatriating approximately $7.0 million of the cash currently held in Europe during fiscal 2022.

Trade receivables of $34.8 million were down $4.7 million, or approximately 11.8%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.3 million versus June 30, 2021. As a percent of sales, trade receivables finished at 72.9% in the first quarter of fiscal 2022 compared to 69.0% for the comparable period in fiscal 2021 and 59.6% for the fourth quarter of fiscal 2021.

Inventories increased by $6.1 million, or 5.3%, versus June 30, 2021 to $121.1 million. The impact of foreign currency translation was to decrease inventories by $0.8 million versus June 30, 2021. The remaining increase was seen primarily at the Company’s operations in North American ($2.4 million), the Netherlands ($0.5 million), Italy ($0.4), and Belgium ($0.3).These increases were primarily driven by an imbalance in the supply chain, resulting in excess inventory waiting for missing components to finish assembly, or waiting for customers to accept shipment. The remaining increase is due to additional inventory in transit, as the global supply chain has slowed significantly in recent quarters. On a consolidated basis, as of September 24, 2021, the Company’s backlog of orders to be shipped over the next six months approximates $86.1 million, compared to $70.3 million at June 30, 2021 and $69.4 million at September 25, 2020. As a percentage of six-month backlog, inventory has decreased from 163% at June 30, 2021 to 141% at September 24, 2021.

Net property, plant and equipment decreased $1.1 million (2.5%) to $44.3 million versus $45.5 million at June 30, 2021. The Company had capital spending of $0.8 million in the quarter, offset by a favorable exchange impact ($0.2 million) and depreciation ($1.7 million). Capital spending occurring in the first quarter was primarily related to maintenance capital. In total, the Company expects to invest between $9 and $11 million in capital assets in fiscal 2022. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 24, 2021 of $29.4 million was down $1.6 million, or 5.3%, from June 30, 2021. The impact of foreign currency translation was to reduce accounts payable by $0.2 million versus June 30, 2021. The remaining decrease is primarily related to the reduced purchasing activities in light of reduced volume in the quarter.

Total borrowings and long-term debt as of September 24, 2021 decreased $0.2 million to $31.9 million versus $32.1 million at June 30, 2021. During the first quarter, the Company reported positive free cash flow of $10.7 million (defined as operating cash flow less acquisitions of fixed assets), which includes the sale of the Swiss facility for $9.1 million. The Company ended the quarter with total debt, net of cash, of $9.8 million, compared to $19.7 million at June 30, 2021, for a net improvement of $9.9 million.

Total equity increased $1.0 million, or 0.7%, to $131.6 million as of September 24, 2021. The net profit during the first quarter increased equity by $1.9 million, offset by an unfavorable foreign currency translation of $1.9 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $0.2 million. The net remaining increase in equity of $0.8 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

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

The Company entered into the Forbearance Agreement because the Company was not in compliance with its financial covenant to maintain a minimum EBITDA of at least $2.5 million for the three fiscal quarters ended as of December 25, 2020. In the Forbearance Agreement, the Bank agreed to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with the minimum EBITDA covenant during the period (the “Forbearance Period”) commencing January 27, 2021 and ending on the earlier of (i) September 30, 2021, and (ii) the date on which a default under the Forbearance Agreement or Credit Agreement occurs. During the Forbearance Period, the Bank may continue to honor requests of the Company for draws on the revolving note provided by the Bank under the Credit Agreement, except that the revolving credit commitment is reduced from $45.0 million to $42.5 million during the Forbearance Period.

The Forbearance Agreement also added to the Company’s financial reporting requirements under the Credit Agreement by requiring the Company to provide the Bank with monthly forecasts of the Company’s financial statements, and monthly reports on the Company’s six-month backlog.

On September 30, 2021, the Company entered into a First Amended and Restated Forbearance Agreement and Amendment No. 7 to Credit Agreement (the “Amended and Restated Forbearance Agreement”) that further amends the Credit Agreement.

The Amended and Restated Forbearance Agreement extends the Forbearance Period through February 28, 2022, or if earlier, through the date on which a default under the Amended and Restated Forbearance Agreement or Credit Agreement occurs. During the extended Forbearance Period, the Bank will continue to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with its minimum EBITDA covenant. The Amended and Restated Forbearance Agreement also makes certain adjustments to the Credit Agreement, including:

●

Permitting the Company to sell its manufacturing facility in Novazzano, Switzerland for a gross sales price of approximately $10,000,000, resulting in net cash proceeds of approximately $8,700,000 (the “Rolla Disposition”).

●

Requiring the Company to promptly repatriate approximately $7,000,000 of the net cash proceeds from the Rolla Disposition (the “Rolla Repatriation”), and to apply $1,000,000 of such net cash proceeds to the Term Loan and the remainder to the Revolving Loans under the Credit Agreement.

●

Upon completion of the Rolla Repatriation: (1) reducing the portion of the Borrowing Base that is based on eligible inventory from the lesser of $35,000,000 or 50% of the value of eligible inventory to the lesser of $30,000,000 or 50% of the value of eligible inventory; and (2) reducing the Revolving Credit Commitment from a maximum of $42,500,000 to a maximum of $40,000,000.

When the Forbearance Period ends, the Bank’s forbearance under the Forbearance Agreement will cease, and the Company is subject to a maximum Total Funded Debt to EBITDA ratio financial covenant of 3.00 to 1.00. Further, upon an event of default and upon notice from the Bank, the Company’s obligations under the Loan Documents would be accelerated and become due at the default rate, and the Bank may exercise its rights and remedies under the Credit Agreement for any occurrence and continuation of default under the Credit Agreement.

For the quarter ended September 24, 2021, as a result of the Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the Forbearance Period, and therefore continues to classify its debt as long term.

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

There are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $26.9 million of available borrowings under the Credit Agreement as of September 24, 2021. The Company expects to continue to generate enough cash from operations, and have sufficient capacity under its credit facilities to meet its operating and investing needs. As of September 24, 2021, the Company also had cash of $22.1 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In accordance with the terms of the extended forbearance agreement with our bank, as described above, the Company will be repatriating approximately $7.0 million of the cash currently held in Europe during fiscal 2022. In fiscal 2022, the Company expects to contribute $0.7 million to its defined benefit pension plans, the minimum contribution required.

Net working capital increased $0.9 million, or 0.8%, during the first quarter of fiscal 2022, and the current ratio remained flat at 2.4 for both September 24, 2021 and June 30, 2021. The increase in net working capital was primarily driven by an increase in cash and inventory, partially offset by reductions in trade receivables and assets held for sale.

The Company expects capital expenditures to be approximately $9 million - $11 million in fiscal 2022. These anticipated expenditures reflect the Company’s plans to invest in modern equipment and facilities, its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

The Company has approximately $0.8 million of unrecognized tax benefits, including related interest and penalties, as of September 24, 2021, which, if recognized, would favorably impact the effective tax rate. See Note H, Income Taxes, of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2022 contributions to all defined benefit plans will total $0.7 million. As of September 24, 2021, $0.2 million in contributions have been made.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2021. There have been no significant changes to those accounting policies subsequent to June 30, 2021.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

The Company is electing not to provide this disclosure due to its status as a Smaller Reporting Company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”) which are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs.  The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective due to the material weakness described below and discussed in the Company’s Form 10-K for the year ended June 30, 2021.

In the fourth quarter of fiscal 2021, management identified a material weakness in internal control over financial reporting due to a misstatement in income taxes.  The misstatement related to a deficiency in the Company’s review controls over significant, infrequent transactions that did not detect an error in the recording of a valuation allowance on deferred income tax assets.  Specifically, the misstatement was attributed to the presentation of the tax effects of a pension plan and the adjusting journal entry to income tax expense.  Due to the isolated, non-recurring nature of this transaction, management had not anticipated the complexity of this process.  This misstatement resulted in the Company filing a Form 8-K/A on August 23, 2021, amending its previously released financial results for the quarter and year ended June 30, 2021.

The amendment was filed to disclose that final income tax expense adjustments related to the domestic deferred tax asset valuation allowance have been recorded by the Company, which resulted in increasing the amount of net loss for the year ended June 30, 2021 by $8.8 million.  This had the effect of increasing the net loss of $20.9 million to $29.7 million for the year ended June 30, 2021.  While this late adjustment was a non-cash adjustment, the Company concluded that it constituted a material weakness in its internal control over financial reporting due to the deficiency in certain review controls described above.

To remediate the material weakness, the Company is continuing to take steps to enhance the controls within the tax reporting process, including improving the review precision of adjusting journal entries and to proactively reach out to outside consultants on technical and complex one-off issues such as these, should the need arise.  To allow for adequate time to manage the recording and reviewing of infrequent and complex transactions, the Company also intends to postpone the earnings release date to a date closer to the filing of the Company’s Form 10-K or Form 10-Q. The Company believes that these steps will mitigate the occurrence of similar events in the future.

Notwithstanding the identified material weakness, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

(b)	Changes in Internal Control Over Financial Reporting

As discussed above, we are designing and implementing certain measures to remediate the material weakness identified in the design and operation of our internal control over financial reporting. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 24, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.                  OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a defendant in several product liability or related claims which are considered either adequately covered by appropriate liability insurance or involving amounts not deemed material to the business or financial condition of the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2021 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 24, 2021, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, – July 30, 2021	815	NA	0	315,000

July 31 – August 27, 2021	20,263	NA	0	315,000

August 28 – September 24, 2021	0	NA	0	315,000

Total	0	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and restricted stock units issued under the Twin Disc, Incorporated 2010 and 2018 Long-Term Incentive Compensation Plans.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of September 24, 2021, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended September 24, 2021.

The discussion of limitations upon the payment of dividends as a result of the Credit Agreement between the Company and BMO Harris Bank, N.A., as discussed in Part I, Item 2, "Management's Discussion and Analysis " under the heading "Financial Condition, Liquidity and Capital Resources," is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Amendment to the Restated Articles of Incorporation of Twin Disc, Incorporated (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K dated October 29, 2020) (filed pursuant to Instruction 2 to Rule 105(d) of Regulation S-T, to correct the hyperlink to Exhibit 3a to the Company’s Form 10-K for the year ended June 30, 2021). File No. 001-07635.

10.1	Credit Agreement Between Twin Disc, Incorporated and BMO Harris Bank, dated June 29, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 3, 2018) (filed pursuant to Instruction 2 to Rule 105(d) of Regulation S-T, to correct the hyperlink to Exhibit 10r to the Company’s Form 10-K for the year ended June 30, 2021). File No. 001-07635.

31a	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31b	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32a	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32b	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema

101.CAL	Inline XBRL Calculation Linkbase

101.DEF	Inline XBRL Definition Linkbase

101.LAB	Inline XBRL Label Linkbase

101.PRE	Inline XBRL Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWIN DISC, INCORPORATED
(Registrant)

Date: November 3, 2021	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer