Form 10-Q
period 2021-12-31
TWIN DISC INC
filed 2022-02-09
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2021

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

Yes  ☐                  No  ☑

At February 2, 2022, the registrant had 13,662,173 shares of its common stock outstanding.

Part I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 31, 2021	June 30, 2021

ASSETS
Current assets:
Cash	$11,123	$12,340
Trade accounts receivable, net	34,022	39,491
Inventories	123,928	114,967
Assets held for sale	3,318	9,539
Prepaid expenses	5,879	5,704
Other	8,200	9,926
Total current assets	186,470	191,967

Property, plant and equipment, net	43,155	45,463
Right-of-use assets operating leases	13,795	14,736
Intangible assets, net	15,209	17,480
Deferred income taxes	2,629	2,511
Other assets	3,300	3,256

Total assets	$264,558	$275,413

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	31,234	31,011
Accrued liabilities	47,302	45,549
Total current liabilities	80,536	78,560

Long-term debt	23,255	30,085
Lease obligations	11,905	12,887
Accrued retirement benefits	10,501	11,176
Deferred income taxes	4,254	5,045
Other long-term liabilities	6,176	7,000

Total liabilities	136,627	144,753

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	41,591	40,972
Retained earnings	125,020	126,936
Accumulated other comprehensive loss	(24,359)	(22,615)
	142,252	145,293
Less treasury stock, at cost (974,557 and 985,686 shares, respectively)	14,968	15,083

Total Twin Disc shareholders' equity	127,284	130,210

Noncontrolling interest	647	450

Total equity	127,931	130,660

Total liabilities and equity	$264,558	$275,413

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
	December 31, 2021	December 25, 2020	December 31, 2021	December 25, 2020

Net sales	$59,889	$48,557	$107,650	$94,737
Cost of goods sold	46,407	39,679	80,721	76,156
Gross profit	13,482	8,878	26,929	18,581

Marketing, engineering and administrative expenses	15,267	13,361	28,357	25,805
Restructuring expenses	1,190	120	1,238	525
Other operating income	45	-	(2,894)	-
(Loss) income from operations	(3,020)	(4,603)	228	(7,749)

Interest expense	574	590	1,104	1,163
Other expense (income), net	(466)	1,724	(110)	2,872
	108	2,314	994	4,035

Loss before income taxes and noncontrolling interest	(3,128)	(6,917)	(766)	(11,784)
Income tax expense (benefit)	622	(2,637)	1,004	(3,567)

Net loss	(3,750)	(4,280)	(1,770)	(8,217)
Less: Net earnings attributable to noncontrolling interest, net of tax	(86)	(33)	(144)	(75)

Net (loss) income attributable to Twin Disc	$(3,836)	$(4,313)	$(1,914)	$(8,292)

Income (loss) per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(0.29)	$(0.33)	$(0.14)	$(0.63)
Diluted loss per share attributable to Twin Disc common shareholders	$(0.29)	$(0.33)	$(0.14)	$(0.63)

Weighted average shares outstanding data:
Basic shares outstanding	13,296	13,255	13,288	13,227
Diluted shares outstanding	13,296	13,255	13,288	13,227

Comprehensive (loss) income
Net loss	$(3,750)	$(4,280)	$(1,770)	$(8,217)
Benefit plan adjustments, net of income taxes of $(115), $177, $2 and $353, respectively	623	555	1,007	1,108
Foreign currency translation adjustment	(1,701)	4,899	(3,639)	8,511
Unrealized gain on cash flow hedge, net of income taxes of $(63), $32, $0 and $55, respectively	735	104	939	179
Comprehensive (loss) income	(4,093)	1,278	(3,463)	1,581
Less: Comprehensive income attributable to noncontrolling interest	(61)	(45)	(197)	(99)

Comprehensive (loss) income attributable to Twin Disc	$(4,154)	$1,233	$(3,660)	$1,482

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
	December 31, 2021	December 25, 2020

Cash flows from operating activities:
Net loss	$(1,770)	$(8,217)
Adjustments to reconcile net loss to net cash (used) provided by operating activities, net of acquired assets:
Depreciation and amortization	5,011	5,523
Gain on sale of assets	(2,939)	-
Restructuring expenses	(111)	22
Provision for deferred income taxes	(1,156)	(7,122)
Stock compensation expense and other non-cash changes, net	1,848	1,317
Net change in operating assets and liabilities	(1,932)	11,254

Net cash (used) provided by operating activities	(1,049)	2,777

Cash flows from investing activities:
Acquisitions of fixed assets	(1,750)	(2,788)
Proceeds from sale of fixed assets	9,152	48
Proceeds on note receivable	500	600
Other, net	140	(17)

Net cash provided (used) by investing activities	8,042	(2,157)

Cash flows from financing activities:
Borrowings under revolving loan arrangement	51,410	34,241
Repayments of revolver loans	(55,552)	(36,276)
Repayments of other long term debt	(2,541)	(261)
Payments of withholding taxes on stock compensation	(487)	(224)

Net cash used by financing activities	(7,170)	(2,520)

Effect of exchange rate changes on cash	(1,040)	3,050

Net change in cash	(1,217)	1,150

Cash:
Beginning of period	12,340	10,688

End of period	$11,123	$11,838

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

B.	Inventories

The major classes of inventories were as follows:

	December 31, 2021	June 30, 2021
Inventories:
Finished parts	$61,551	$59,761
Work in process	19,924	17,908
Raw materials	42,453	37,298
	$123,928	$114,967

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended December 31, 2021 and December 25, 2020:

	For the Quarter Ended		For the Two Quarters Ended
	December 31, 2021	December 25, 2020	December 31, 2021	December 25, 2020
Reserve balance, beginning of period	$3,560	$4,682	$4,369	$4,460
Current period expense and adjustments	585	711	319	1,745
Payments or credits to customers	(638)	(971)	(1,169)	(1,819)
Translation	(24)	52	(36)	88
Reserve balance, end of period	$3,483	$4,474	$3,483	$4,474

Included in expense in the two quarters ended December 31, 2021 and December 25, 2020 is a non-recurring warranty charge in the amount of $0 and $321, respectively, to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($2,930 and $3,676 as of December 31, 2021 and December 25, 2020, respectively) is reflected in accrued liabilities, while the long-term portion ($553 and $798 as of December 31, 2021 and December 25, 2020, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

The Company has two reportable segments: manufacturing and distribution.  These segment structures reflect the way management makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s approach of allocating resources and assessing the performance of its segments. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers between segments are at established inter-company selling prices.  Management evaluates the performance of its segments based on their net income.

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 31, 2021	December 25, 2020	December 31, 2021	December 25, 2020
Net sales
Manufacturing segment sales	$49,298	$41,705	$90,893	$80,200
Distribution segment sales	28,291	23,223	48,825	45,729
Inter/Intra segment elimination – manufacturing	(13,200)	(12,170)	(24,143)	(22,908)
Inter/Intra segment elimination – distribution	(4,500)	(4,201)	(7,925)	(8,284)
	$59,889	$48,557	$107,650	$94,737
Net (loss) income attributable to Twin Disc
Manufacturing segment net (loss) income	$(1,601)	$(3,112)	$3,231	$(5,774)
Distribution segment net income	1,496	500	1,979	1,655
Corporate and eliminations	(3,731)	(1,701)	(7,124)	(4,173)
	$(3,836)	$(4,313)	$(1,914)	$(8,292)

Assets	December 31, 2021	June 30, 2021
Manufacturing segment assets	$344,947	$364,379
Distribution segment assets	50,899	46,956
Corporate assets and elimination of intercompany assets	(131,288)	(135,922)
	$264,558	$275,413

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters and two quarters ended December 31, 2021 and December 25, 2020.

Net sales by product group for the quarter ended December 31, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$7,085	$1,809	$(1,188)	$7,706
Land-based transmissions	12,326	6,497	(5,505)	13,318
Marine and propulsion systems	29,861	16,659	(11,000)	35,520
Other	26	3,326	(7)	3,345
Total	$49,298	$28,291	$(17,700)	$59,889

Net sales by product group for the quarter ended December 25, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,287	$1,308	$(1,309)	$5,286
Land-based transmissions	10,101	6,308	(4,669)	11,740
Marine and propulsion systems	26,300	14,216	(10,381)	30,135
Other	17	1,391	(12)	1,396
Total	$41,705	$23,223	$(16,371)	$48,557

Net sales by product group for the two quarters ended December 31, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$12,992	$2,927	$(2,081)	$13,838
Land-based transmissions	23,710	11,602	(9,752)	25,560
Marine and propulsion systems	54,148	28,222	(20,216)	62,154
Other	43	6,074	(19)	6,098
Total	$90,893	$48,825	$(32,068)	$107,650

Net sales by product group for the two quarters ended December 25, 2020 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$10,093	$2,679	$(2,062)	$10,710
Land-based transmissions	20,595	12,374	(8,969)	24,000
Marine and propulsion systems	49,479	26,975	(20,144)	56,310
Other	33	3,701	(17)	3,717
Total	$80,200	$45,729	$(31,192)	$94,737

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first two quarters of fiscal 2022 and 2021, the Company granted a target number of 103.6 and 265.3 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2022 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, cumulative sales revenue, and adjusted annual earnings per share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2024. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 155.4. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

The fiscal 2021 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, cumulative sales revenue, and cumulative free cashflow (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2023. These PSAs are subject to adjustment if the Company’s return on invested capital, sales revenue, or free cashflow for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 334.6. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

There were 440.9 and 433.1 unvested PSAs outstanding at December 31, 2021 and December 25, 2020, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $219 and $131 was recognized for the quarters ended December 31, 2021 and December 25, 2020, respectively, related to PSAs. Compensation expense of $435 and $228 was recognized for the two quarters ended December 31, 2021 and December 25, 2020, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at December 31, 2021 was $9.18. At December 31, 2021, the Company had $3,211 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2022, 2021 and 2020 awards. The total fair value of PSAs vested as of December 31, 2021 and December 25, 2020 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first two quarters of fiscal 2022 and 2021, the Company granted 44.1 and 246.8 service based restricted shares, respectively, to employees and non-employee directors. There were 262.7 and 380.9 unvested shares outstanding at December 31, 2021 and December 25, 2020, respectively. A total of 29.8 and 0.0 shares of RS were forfeited during the two quarters ended December 31, 2021 and December 25, 2020, respectively. Compensation expense of $285 and $350 associated with the RS was recognized for the quarters ended December 31, 2021 and December 25, 2020, respectively. Compensation expense of $619 and $689 associated with the RS was recognized for the two quarters ended December 31, 2021 and December 25, 2020, respectively. The total fair value of RS grants vested as of December 31, 2021 and December 25, 2020 was $1,679 and $533, respectively. As of December 31, 2021, the Company had $1,046 of unrecognized compensation expense related to RS which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 and 2021 Long Term Incentive Plans, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first two quarters of fiscal 2022 and 2021, the Company granted 67.4 and 0.0 of employment based RSUs, respectively. There were 67.4 and 38.0 unvested RSUs outstanding at December 31, 2021 and December 25, 2020, respectively. Compensation expense of $92 and $163 associated with RSU's was recognized for the two quarters ended December 31, 2021 and December 25, 2020, respectively. The total fair value of restricted stock units vested as of December 31, 2021 and December 25, 2020 was $475 and $0, respectively. The weighted average grant date fair value of the unvested awards at December 31, 2021 was $14.19. As of December 31, 2021, the Company had $816 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

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

	For the Quarter Ended		For the Two Quarters Ended
	December 31, 2021	December 25, 2020	December 31, 2021	December 25, 2020
Pension Benefits:
Service cost	$130	$146	$269	$289
Prior service cost	10	16	20	32
Interest cost	681	690	1,347	1,357
Expected return on plan assets	(1,255)	(1,133)	(2,514)	(2,266)
Amortization of transition obligation	9	9	18	18
Amortization of prior service cost	(4)	(4)	(8)	(8)
Amortization of actuarial net loss	562	811	1,124	1,623
Net periodic benefit cost	$133	$535	$256	$1,045

Postretirement Benefits:
Service cost	$4	$4	$8	$8
Interest cost	35	39	70	77
Amortization of prior service cost	(69)	(69)	(138)	(137)
Net periodic benefit gain	$(30)	$(26)	$(60)	$(52)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $733 to its pension plans in fiscal 2022. For the two quarters ended December 31, 2021, the amount of $419 in contributions to the pension plans were made.

The Company has reclassified $623 (net of ($115) in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 31, 2021, and $555 (net of $177 in taxes) during the quarter ended December 25, 2020. These reclassifications are included in the computation of net periodic benefit cost. The Company has reclassified $1,007 (net of $2 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 31, 2021, and $1,108 (net of $353 in taxes) during the two quarters ended December 25, 2020. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated Annual Effective Tax Rate (AETR). Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. To calculate its AETR, an entity must estimate its ordinary income or loss and the related tax expense or benefit for its full fiscal year. In situations in which an entity is in a loss position and recognizes a full valuation allowance, the guidance in ASC 740-270-25-9 applies. Due to continued losses and uncertain future domestic earnings, the Company recognizes a full US valuation allowance. Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore per ASC guidance, the fully valued domestic entity was removed from the annualized effective rate calculation. Because of the full US valuation allowance, the US entity may only recognize tax expense / benefit recorded for ASU 740-10 adjustments.

For the two quarters ended December 31, 2021 and December 25, 2020 the Company’s effective income tax rate was -130.9% and 30.3% respectively. For the quarter ended December 25, 2020 the company did not recognize a full US valuation allowance so the tax expense realized was based on the estimated AETR. Due to the different methodologies utilized to calculate the interim tax provisions, it is not reasonable to numerically reconcile the change in estimated tax rate.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of a novel coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. In March 2020, the World Health Organization classified the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The spread of the COVID-19 outbreak has caused significant volatility and uncertainty in U.S. and international markets. On March 27, 2020 the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act includes many measures to assist companies, including temporary changes to income and non-income-based tax laws, some of which were enacted under the Tax Cuts and Jobs Act (“TCJA”) in 2017. In addition, governments around the world continue to initiate various forms of assistance. The Consolidated Appropriations Act of 2021 was signed into law on December 27, 2020. Changes in the tax treatment of certain items have been reflected during this quarter. These changes did not have a material impact to the Company’s effective tax rate. On March 11, 2021, President Biden signed into law The American Rescue Plan Act of 2021 (“ARPA”), which among other things, further changed executive compensation rules. Under the ARPA, which is effective for tax years beginning after December 31, 2026, the definition of covered employee has been expanded to include employees who are among the five highest compensated employees for the year, not limited to only officers. This is in addition to the existing pool of officers who are defined as “covered employees” under the current IRC 162(m) rules. Management will continue to monitor these new rules and apply them as required. Currently, the anticipated impact is minimal.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such it is uncertain as to the full magnitude that the COVID-19 outbreak will have on the Company’s financial condition, liquidity, and future results of operations.

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

The Company has approximately $762 of unrecognized tax benefits, including related interest and penalties, as of December 31, 2021, which, if recognized, would favorably impact the effective tax rate. There were no significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended December 31, 2021. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going activity.

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

I.	Intangible Assets

As of December 31, 2021, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2021	$41,142	$(23,662)	$17,480	$10,321	$4,883	$1,282	$994
Addition	4	-	$4	-	-	-	4
Amortization	-	(1,630)	$(1,630)	(826)	(600)	(90)	(114)
Translation adjustment	(645)	-	$(645)	(403)	(186)	(50)	(6)
Balance at December 31, 2021	$40,501	$(25,292)	$15,209	$9,092	$4,097	$1,142	$878

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $804 and $843 for the quarters ended December 31, 2021, and December 25, 2020, respectively. Intangible amortization expense was $1,630 and $1,678 for the two quarters ended December 31, 2021, and December 25, 2020, respectively. Estimated intangible amortization expense for the remainder of fiscal 2022 and each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2022	1,639
2023	3,022
2024	2,872
2025	2,722
2026	1,376
Thereafter	3,578

J.	Long-term Debt

Long-term debt at December 31, 2021 and June 30, 2021 consisted of the following:

	December 31, 2021	June 30, 2021
Credit Agreement Debt
Revolving loans (expire June 2023)	$10,634	$15,415
Term loan (due March 2026)	14,500	16,500
Other	121	170
Subtotal	25,255	32,085
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$23,255	$30,085

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

For the quarter ended December 31, 2021, as a result of the Amended and Restated Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

The Company remains in compliance with its liquidity and other covenants, and has agreed to provide additional financial reports to BMO.

The Credit Agreement, including its amendments, is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2021, as well as in Item 2 of this quarterly report.

As of December 31, 2021, current maturities include $2,000 of term loan payments due within the coming year.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $43 in principal was paid on these liabilities during the current fiscal year.

During the quarters ended December 31, 2021, the average interest rate was 3.96% on the Term Loan, and 4.25% on the Revolving Loans.

As of December 31, 2021, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $34,669, and the Company had approximately $24,035 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at December 31, 2021 and June 30, 2021. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of December 31, 2021, the notional amount was $14,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of December 31, 2021 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended December 31, 2021 and December 25, 2020.

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2022 and 2021:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2021	$40,972	$126,936	$(22,615)	$(15,083)	$450	$130,660
Net (loss) income		1,920			60	1,980
Translation adjustments			(2,014)		76	(1,938)
Benefit plan adjustments, net of tax			384			384
Unrealized gain on cash flow hedge, net of tax			204			204
Compensation expense	625					625
Shares (acquired) issued, net	(432)			141		(291)
Balance, September 24, 2021	41,165	128,856	(24,041)	(14,942)	586	131,624
Net (loss) income		(3,836)			86	(3,750)
Translation adjustments			(1,676)		(25)	(1,701)
Benefit plan adjustments, net of tax			623			623
Unrealized gain on cash flow hedge, net of tax			735			735
Compensation expense	595					595
Shares (acquired) issued, net	(169)			(26)		(195)
Balance, December 31, 2021	$41,591	$125,020	$(24,359)	$(14,968)	$647	$127,931

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2020	$42,756	$156,655	$(41,226)	$(18,796)	$569	$139,958
Net (loss) income		(3,979)			42	(3,937)
Translation adjustments			3,600		12	3,612
Benefit plan adjustments, net of tax			553			553
Unrealized gain on cash flow hedge, net of tax			75			75
Compensation expense	518					518
Shares (acquired) issued, net	(2,460)			2,236		(224)
Balance, September 25, 2020	40,814	152,676	(36,998)	(16,560)	623	140,555
Net (loss) income		(4,313)			33	(4,280)
Translation adjustments			4,887		12	4,899
Benefit plan adjustments, net of tax			555			555
Unrealized gain on cash flow hedge, net of tax			104			104
Compensation expense	562					562
Shares (acquired) issued, net	(1,458)			1,458		-
Balance, December 25, 2020	$39,918	$148,363	$(31,452)	$(15,102)	$668	$142,395

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended December 31, 2021 and December 25, 2020 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2021	$9,192	$(31,463)	$(678)	$334
Translation adjustment during the quarter	(2,014)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	384	68	136
Net current period other comprehensive (loss) income	(2,014)	384	68	136
Balance at September 24, 2021	$7,178	$(31,079)	$(610)	$470
Translation adjustment during the quarter	(1,676)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	623	232	503
Net current period other comprehensive (loss) income	(1,676)	623	232	503
Balance at December 31, 2021	5,502	(30,456)	(378)	973

	Translation	Benefit Plan	Cash Flow
	Adjustment	Adjustment	Hedges
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)
Translation adjustment during the quarter	3,600	-	-
Amounts reclassified from accumulated other comprehensive income	-	553	75
Net current period other comprehensive income	3,600	553	75
Balance at September 25, 2020	7,054	(43,023)	(1,029)
Translation adjustment during the quarter	4,887	-	-
Amounts reclassified from accumulated other comprehensive income	-	555	104
Net current period other comprehensive income	4,887	555	104
Balance at December 25, 2020	$11,941	$(42,468)	$(925)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 31, 2021 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 31, 2021		December 31, 2021
Changes in benefit plan items
Actuarial losses	$572	(a)	$1,137	(a)
Transition asset and prior service benefit	(64)	(a)	(128)	(a)
Total amortization	508		1,009
Income tax (benefit) expense	(115)		2
Total reclassification net of tax	$623		$1,007

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 25, 2020 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 25, 2020		December 25, 2020
Changes in benefit plan items
Actuarial losses	$796	(a)	$1,588	(a)
Transition asset and prior service benefit	(64)	(a)	(127)	(a)
Total amortization	732		1,461
Income tax expense	177		353
Total reclassification net of tax	$555		$1,108

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

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

With regard to its Belgian operations, on June 30, 2021, the Company announced a new phase in its restructuring plans. Under this plan, the Belgian operation’s workforce will be reduced by 23 employees. This reduction in force resulted in an initial accrual of $2,200, pertaining to the Company’s current estimate for the payment of severance benefits, which is expected to be completed by December 2022. The action was taken to allow the Belgian operation to focus its resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes. The Company anticipates annual pre-tax savings upon completion of the restructuring of approximately $1,600.

In the second quarter, the Company and the union representing certain of the employees affected by the restructuring of the Belgian operations came to an agreement on a final settlement amount of $3,200. The Company booked the additional $1,000 in restructuring charges during the second quarter of fiscal 2022.

Total restructuring charges relating to streamlining operations totaled to $1,190 and $120 in the quarters ending December 31, 2021 and December 25, 2020, respectively. Total restructuring charges relating to streamlining operations totaled to $1,238 and $525 in the two quarters ending December 31, 2021 and December 25, 2020, respectively. Restructuring activities since June 2015 have resulted in the elimination of 259 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through December 31, 2021 were $16,754.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2021	$2,352
Additions	1,238
Payments, adjustments and write-offs during the year	(1,350)
Accrued restructuring liability, December 31, 2021	$2,240

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 31, 2021	December 25, 2020	December 31, 2021	December 25, 2020
Basic:
Net loss	$(3,750)	$(4,280)	$(1,770)	$(8,217)
Less: Net earnings attributable to noncontrolling interest, net of tax	(86)	(33)	(144)	(75)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net (loss) income attributable to Twin Disc	(3,836)	(4,313)	(1,914)	(8,292)

Weighted average shares outstanding - basic	13,296	13,255	13,288	13,227

Basic Loss Per Share:
Net loss per share - basic	$(0.29)	$(0.33)	$(0.14)	$(0.63)

Diluted:
Net loss	$(3,750)	$(4,280)	$(1,770)	$(8,217)
Less: Net earnings attributable to noncontrolling interest, net of tax	(86)	(33)	(144)	(75)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net (loss) income attributable to Twin Disc	(3,836)	(4,313)	(1,914)	(8,292)

Weighted average shares outstanding - basic	13,296	13,255	13,288	13,227
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	13,296	13,255	13,288	13,227

Diluted Loss Per Share:
Net loss per share - diluted	$(0.29)	$(0.33)	$(0.14)	$(0.63)

The following potential common shares were excluded from diluted EPS for the quarter and two quarters ended December 31, 2021 as the Company reported a net loss: 440.9 related to the Company’s unvested PSAs, 262.7 related to the Company’s unvested RS awards, and 67.4 related to the Company’s unvested RSUs.

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

The components of lease expense were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 31, 2021	December 25, 2020	December 31, 2021	December 25, 2020
Finance lease cost:
Amortization of right-of-use assets	$168	$148	$331	$267
Interest on lease liabilities	71	17	142	35
Operating lease cost	698	795	1,391	1,557
Short-term lease cost	37	3	40	12
Variable lease cost	42	15	81	31
Total lease cost	1,016	978	1,985	1,902
Less: Sublease income	(19)	(56)	(39)	(112)
Net lease cost	$997	$922	$1,946	$1,790

Other information related to leases was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 31, 2021	December 25, 2020	December 31, 2021	December 25, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$737	$758	$1,479	$1,528
Operating cash flows from finance leases	211	176	416	310
Financing cash flows from finance leases	71	17	142	35
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	232	105	396	105
Finance leases	133	55	307	4,671
Weighted average remaining lease term (years):
Operating leases			9.3	10.6
Finance lease			11.5	12.2
Weighted average discount rate:
Operating leases			7.2%	7.4%
Finance leases			5.2%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$1,597	$438
2023	2,783	866
2024	2,510	866
2025	1,664	619
2026	1,532	530
Thereafter	9,972	4,550
Total future lease payments	20,058	7,869
Less: Amount representing interest	(6,243)	(2,580)
Present value of future payments	$13,815	$5,289

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	December 31, 2021	June 30, 2021
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$13,795	$14,736
Finance lease right-of-use assets	Property, plant and equipment, net	5,113	5,244

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$1,910	$1,870
Operating lease liabilities	Lease obligations	11,905	12,887
Finance lease liabilities	Accrued liabilities	579	541
Finance lease liabilities	Other long-term liabilities	4,711	4,836

O.	Derivative Financial Instruments

From time to time, the Company enters into derivative instruments to manage risks relating to interest rate and foreign exchange rate volatility. The Company does not purchase, hold or sell derivative financial instruments for trading purposes. The Company’s practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if it determines the underlying forecasted transaction is no longer probable of occurring.

The Company reports all derivative instruments on its consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of December 31, 2021, with a notional amount of $14,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were $378 and $678 as of December 31, 2021, and June 30, 2021, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $278 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note J, Long-term Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €6,500, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in Accumulated Other Comprehensive Loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in Accumulated Other Comprehensive Loss were $973 and $334 as of December 31, 2021 and June 30, 2021, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	December 31, 2021	June 30, 2021
Derivative designated as hedge:
Interest rate swap	Accrued liabilities	$277	$346
Interest rate swap	Other long-term liabilities	$311	$542

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income for the quarters and two quarters ended December 31, 2021 and December 25, 2020, respectively, was as follows:

		For the Quarter Ended		For the Two Quarters Ended
	Statement of Comprehensive Income Location	December 31, 2021	December 25, 2020	December 31, 2021	December 25, 2020
Derivative designated as hedge:
Interest rate swap	Interest expense	$98	$101	$187	$199
Interest rate swap	Unrealized gain (loss) on cash flow hedge	232	104	300	179
Net investment hedge	Unrealized gain on hedges	503	-	639	-

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$-	$-	$-	$(13)

Item 2.         Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2021, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)
	Quarter Ended				Two Quarters Ended
	December 31, 2021	% of Net Sales	December 25, 2020	% of Net Sales	December 31, 2021	% of Net Sales	December 25, 2020	% of Net Sales
Net sales	$59,889		$48,557		$107,650		$94,737
Cost of goods sold	46,407		39,679		80,721		76,156
Gross profit	13,482	22.5%	8,878	18.3%	26,929	25.0%	18,581	19.6%
Marketing, engineering and administrative expenses	15,267	25.5%	13,361	27.5%	28,357	26.3%	25,805	27.2%
Restructuring of operations	1,190	2.0%	120	0.2%	1,238	1.2%	525	0.6%
Other operating income	45	0.1%		0.0%	(2,894)	-2.7%		0.0%
Income (loss) from operations	$(3,020)	-5.0%	$(4,603)	-9.5%	$228	0.2%	$(7,749)	-8.2%

Comparison of the Second Quarter of Fiscal 2022 with the Second Quarter of Fiscal 2021

Net sales for the second quarter increased 23.3%, or $11.3 million, to $59.9 million from $48.6 million in the same quarter a year ago. The Company continues to experience improving market conditions across most markets served, although the North American oil and gas market demand for new units remains depressed. The Company’s ability to ship product continues to be hampered by a variety of supply chain challenges. These include supplier capacity constraints, extended supplier lead times and a global shortage of shipping containers. Global sales of industrial products improved 45.8% from the prior year, while sales of marine and propulsion products improved by 14.5% and off-highway transmission demand increased 13.4% compared with the prior year second quarter. The North American region enjoyed the most significant sales improvement ($4.5 million or 29.9%) due to generally improving market conditions and increased aftermarket demand in the North American energy market. The European region saw a modest increase ($0.8 million or 4.6%), with project delays and supply chain challenges hampering volume. Sales into the Asia Pacific region increased significantly ($2.0 million or 17.2%) due to the generally improving market conditions and continued strength in the Australian pleasure craft market. Currency translation had an unfavorable impact on second quarter fiscal 2022 sales compared to the second quarter of the prior year totaling $1.0 million primarily due to the weakening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 18.2%, or $7.6 million, versus the same quarter last year. The U.S. manufacturing operations experienced a 28.6%, or $5.4 million, increase in sales versus the second fiscal quarter of 2021, with recovering markets following the significant impact of the COVID-19 pandemic, partially offset by the supply chain challenges noted above. The Company’s operation in the Netherlands was up $0.4 million (3.2%) compared to the second fiscal quarter of 2021, with many boat construction projects being delayed due to the COVID-19 crisis. The Company’s Belgian operation saw a decrease compared to the prior year second quarter (5.4% or $0.3 million), with supply chain challenges combined with a negative translation impact. The Company’s Italian manufacturing operations, benefiting from a resurgent pleasure craft market and generally improving market conditions, were up $1.6 million (31.7%) compared to the second quarter of fiscal 2021. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.5 million (56.9%) compared to the prior year second quarter.

Our distribution segment experienced an increase in sales of $5.1 million (21.8%) compared to the second quarter of fiscal 2021. The Company’s Asian distribution operations in Singapore, China and Japan were up 11.6% from the prior year on improving demand for commercial marine and patrol craft products in the region, along with improved delivery of product from the Company’s manufacturing operations. The Company’s North America distribution operation saw an increase of 10.1%, while the Company’s European distribution operation saw an increase of $1.1 million (27.0%) primarily due to improving market conditions. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw continued strong growth (63.7% increase from the prior year second fiscal quarter), on improving pleasure craft market trends in the region.

Gross profit as a percentage of sales for the second quarter of fiscal 2022 improved to 22.5%, compared to 18.3% for the same period last year. The current quarter result reflects the benefit of improved volume for the quarter ($2.1 million) and a favorable mix impact ($3.6 million – primarily due to strong aftermarket demand). These improvements were partially offset by the negative impact of inflationary pressures on cost, as we have seen significant price increases across our supply base. We have implemented price increases to offset these inflationary pressures going forward.

For the fiscal 2022 second quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 25.5%, compared to 27.5% for the fiscal 2021 second quarter. ME&A expenses increased $1.9 million (14.3%) versus the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of increases to domestic salaries and benefits ($0.7 million), the accrual for the global bonus program ($0.7 million), professional fees ($0.4 million), marketing activities ($0.2 million) and other net spending increases of $0.6 million. These increases were partially offset by a Dutch COVID-19 subsidy recorded in the quarter, which reduced ME&A expense by $0.7 million.

The Company incurred restructuring charges of approximately $1.2 million during the second quarter of fiscal 2022, primarily associated with the final negotiated settlement related to the Belgian restructuring program announced in June 2021. The total cost of this program is now estimated at $3.2 million, and the Company anticipated annual pre-tax savings of approximately $1.6 million upon completion of this program.

Interest expense remained flat at $0.6 million on stable borrowings and average interest rates.

Other income of $0.5 million for the second fiscal quarter was primarily attributable to translation gains related to the Company’s euro-denominated liabilities.

The fiscal 2022 second quarter effective tax rate was negative 19.9% compared to 38.1% in the prior fiscal year second quarter. The current year rate was impacted by the fact that the domestic entity recognized a full valuation allowance in the fourth quarter of fiscal 2021, resulting in no tax benefits being recognized for current domestic losses.

Comparison of the First Two Quarters of Fiscal 2022 with the First Two Quarters of Fiscal 2021

Net sales for the first two quarters increased 13.6%, or $12.9 million, to $107.7 million from $94.7 million in the same period a year ago. The Company experienced a broad-based recovery in demand across most of the markets served, as the impact of the COVID-19 crisis on the Company’s global markets begins to subside. Global sales of industrial products improved by 29.2% from the prior year, while off-highway transmission sales increased by 6.5% and marine and propulsion grew by 7.9%. The North American region experienced the most significant sales improvement ($7.1 million or 24.2%) due to a broad-based market recovery and extremely strong aftermarket demand in the North American oil and gas segment. The North American region improved from 31% of total sales in the prior year first two quarters to 34% in the fiscal 2022 comparable period. The European region saw a moderate improvement ($1.1 million and 23.0%), with strengthening market conditions offset by supply chain challenges. Sales into the Asia Pacific region increased ($0.9 million or 3.5%), due to stable demand for oil and gas units in China and an improving marine market in Australia. Currency translation had an unfavorable impact on first half fiscal 2022 sales compared to the same period of the prior year totaling $0.5 million primarily due to the weakening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 13.1%, or $10.6 million, versus the first two quarters of last year. The U.S. manufacturing operation experienced a 22.8%, or $8.6 million, increase in sales versus the first two quarters of fiscal 2021, with market recovery seen across all product lines, hampered somewhat by supply chain challenges during the recent six month period. The Company’s operation in the Netherlands was essentially flat (down 1.7% or $0.3 million) compared to the first two quarters of fiscal 2021, with many boat construction projects delayed due to the COVID-19 crisis. The Company’s Belgian operation also saw a slight decrease compared to the prior year (2.2% or $0.2 million), with supply chain difficulties offsetting improving market conditions. The Company’s Italian manufacturing operations were up $1.7 million (16.7%) compared to the first two quarters of fiscal 2021, with most of the improvement coming in the second quarter thanks to a resurgent pleasure craft market. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.8 million (43.0%) compared to the prior year comparable period.

Our distribution segment experienced an increase in sales of $3.2 million (7.1%) compared to the first two quarters of fiscal 2021. The Company’s Asian distribution operations in Singapore, China and Japan were down 4.9% from the prior year as supply chain challenges during the recent six month peiod delayed delivery from the manufacturing operations. The Company’s North America distribution operation saw an increase of 6.2% on an improving overall market demand. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw incredibly strong growth (40.5% increase from the prior year first two quarters), on improving pleasure craft marine market trends in the region. The Company’s European distribution operation saw a slight increase of $0.2 million (2.0%) on improving market conditions.

Gross profit as a percentage of sales for the first two quarters of fiscal 2022 improved to 25.0%, compared to 19.6% for the same period last year. The improvement is attributable to increased volume ($2.6 million), a more favorable mix ($4.9 million – primarily due to increased aftermarket volume) and the net positive impact of government subsidies ($1.4 million). The Company was able to offset significant inflationary cost increases in the first half with targeted cost reduction efforts.

For the fiscal 2022 first two quarters, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 26.3%, compared to 27.2% for the fiscal 2021 comparable period. ME&A expenses increased $2.6 million (9.9%) versus the same period last fiscal year. The increase in ME&A spending for the first half was comprised of increases to salaries and benefits ($1.1 million), global bonus expense ($1.3 million), professional fees ($0.5 million), marketing expenses ($0.2 million) and corporate travel ($0.2 million). These increases were partially offset by a by a Dutch COVID-19 subsidy recorded in the second quarter, which reduced ME&A expense by $0.7 million.

The Company incurred restructuring charges of approximately $1.2 million during the first half of fiscal 2022, primarily associated with final negotiated settlement related to the Belgian restructuring program announced in June 2021. The total cost of this program is now estimated at $3.2 million, and the Company anticipated annual pre-tax savings of approximately $1.6 million upon completion of this program. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense was essentially flat with the prior year, reflecting consistent borrowing levels and average interest rates.

Other income of $0.1 million for the first two fiscal quarters was primarily attributable to translation gains related to the Company’s euro denominated liabilities.

For the six months ended December 31, 2021 and December 25, 2020, the Company’s effective income tax rate was -131.0% and 30.3%, respectively. The current year rate was impacted by the fact that the domestic entity recognized a full valuation allowance in the fourth quarter of fiscal 2021, resulting in no tax benefits being recognized for current domestic losses.

Financial Condition, Liquidity and Capital Resources

Comparison between December 31, 2021 and June 30, 2021

As of December 31, 2021, the Company had net working capital of $105.9 million, which represents a decrease of $7.5 million, or 6.6%, from the net working capital of $113.4 million as of June 30, 2021.

Cash decreased $1.2 million to $11.1 million as of December 31, 2021, versus $12.3 million as of June 30, 2021. The majority of the cash as of December 31, 2021, is at the Company’s overseas operations in Europe ($4.4 million) and Asia-Pacific ($6.5 million).

Trade receivables of $34.0 million were down $5.5 million, or approximately 13.8%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.7 million versus June 30, 2021. As a percent of sales, trade receivables finished at 56.8% in the second quarter of fiscal 2022 compared to 65.7% for the comparable period in fiscal 2021 and 59.6% for the fourth quarter of fiscal 2021.

Inventories increased by $9.0 million, or 7.8%, versus June 30, 2021 to $123.9 million. The impact of foreign currency translation was to decrease inventories by $2.1 million versus June 30, 2021. The remaining increase was seen primarily at the Company’s operations in North American ($7.5 million), the Netherlands ($2.9 million) and Australia ($2.0 million). These increases were primarily driven by an imbalance in the supply chain, resulting in excess inventory waiting for missing components to finish assembly, or waiting for customers to accept shipment. On a consolidated basis, as of December 31, 2021, the Company’s backlog of orders to be shipped over the next six months approximates $98.9 million, compared to $70.3 million at June 30, 2021 and $76.6 million at December 25, 2020. As a percentage of six-month backlog, inventory has decreased from 163% at June 30, 2021 to 125% at December 31, 2021.

Net property, plant and equipment decreased $2.3 million (5.1%) to $43.2 million versus $45.5 million at June 30, 2021. The Company spent $1.8 million on capital equipment in the first half, offset by an unfavorable exchange impact ($0.5 million) and depreciation ($3.6 million). The capital spending in the first quarter reflects primarily maintenance capital. In total, the Company expects to invest between $7 and $10 million in capital assets in fiscal 2022. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of December 31, 2021, of $31.2 million was up $0.2 million, or 0.7%, from June 30, 2021. The impact of foreign currency translation was to reduce accounts payable by $0.7 million versus June 30, 2021. The remaining increase is primarily related to the increased purchasing activities in light of increased volume in the quarter.

Total borrowings and long-term debt as of December 31, 2021, decreased $6.8 million to $25.3 million versus $32.1 million at June 30, 2021. This reduction is primarily attributable to the repatriation of cash from Switzerland following the sale of our Swiss facility in the first fiscal quarter. During the first half, the Company reported negative free cash flow of $2.8 million (defined as operating cash flow less acquisitions of fixed assets), which excludes the sale of the Swiss facility for $9.1 million. The Company ended the quarter with total debt, net of cash, of $14.1 million, compared to $19.7 million at June 30, 2021, for a net improvement of $5.6 million.

Total equity decreased $2.7 million, or 2.1%, to $127.9 million as of December 31, 2021. The net loss during the first half decreased equity by $1.9 million, partially offset by an unfavorable foreign currency translation of $2.0 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $0.7 million. The net remaining decrease in equity of $1.5 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

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

On January 28, 2020, the Company entered into a third amendment (the “Third Amendment”) to the Credit Agreement. The Third Amendment restated the financial covenant provisions related to the maximum allowable ratio of total funded debt to EBITDA from 3.00 to 1.00 to 4.00 to 1.00 for the quarter ended December 27, 2019, 5.00 to 1.00 for the quarter ending March 27, 2020, 4.00 to 1.00 for the quarter ending June 30, 2020, 3.50 to 1.00 for the quarter ending September 25, 2020, and 3.00 to 1.00 for quarters ending on or after December 25, 2020. For purposes of determining EBITDA, the Third Amendment added back extraordinary expenses (not to exceed $3.9 million) related to the previously reported isolated product performance issue on one of the Company’s oil and gas transmission models at certain installations. Under the Third Amendment, the applicable margin for revolving loans, letters of credit, and term loans was between 1.25% and 3.375%, depending on the Company’s total funded debt to EBITDA ratio.

On July 22, 2020, the Company entered into a fifth amendment (the “Fifth Amendment”) to the Credit Agreement that amends the Credit Agreement dated as of June 29, 2018, as amended, between the Company and BMO. The Fifth Amendment reduced BMO’s Revolving Credit Commitment from $50.0 million to $45.0 million. The Fifth Amendment also gives the Company the option to make interest-only payments on the Term Loan for quarterly payments occurring on September 30, 2020 and December 31, 2020, and limits the Company’s Capital Expenditures for the fiscal year ending June 30, 2021 to $10.0 million.

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

On September 30, 2021, the Company entered into a First Amended and Restated Forbearance Agreement and Amendment No. 7 to Credit Agreement (the “Amended and Restated Forbearance Agreement”) that amends the Credit Agreement dated as of June 29, 2018, as amended between the Company and the Bank.

The Amended and Restated Forbearance Agreement extends the Forbearance Period through February 28, 2022, or if earlier, through the date on which a default under the Amended and Restated Forbearance Agreement or Credit Agreement occurs. During the extended Forbearance Period, the Bank will continue to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with its minimum EBITDA covenants. The Amended and Restated Forbearance Agreement also makes certain adjustments to the Credit Agreement, including:

●

Permitting the Company to sell its manufacturing facility in Novazzano, Switzerland for a gross sales price of approximately $10 million, resulting in Net Cash Proceeds of approximately $8.7 million (the “Rolla Disposition”).

●

Requiring the Company to promptly repatriate approximately $7 million of the Net Cash Proceeds from the Rolla Disposition (the “Rolla Repatriation”), and to apply $1 million of such Net Cash Proceeds to the Term Loan and the remainder to the revolving Loans under the Credit Agreement.

●

Upon completion of the Rolla Repatriation: (1) reducing the portion of the Borrowing Base that is based on Eligible Inventory from the lesser of $35 million or 50% of the value of Eligible Inventory to the lesser of $30 million or 50% of the value of Eligible Inventory; and (2) reducing the Revolving Credit Commitment from a maximum of $42.5 million to a maximum of $40 million.

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

For the quarter ended December 31, 2021, as a result of the Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

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

There are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $24.0 million of available borrowings under the Credit Agreement as of December 31, 2021. The Company expects to continue to generate enough cash from operations, as well as have sufficient capacity under its credit facilities, to meet its operating and investing needs. As of December 31, 2021, the Company also had cash of $11.1 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2022, the Company expects to contribute $0.7 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $7.5 million, or 6.6%, during the first half of fiscal 2022, and the current ratio declined slightly to 2.3 for December 31, 2021, compared to 2.4 for June 30, 2021. The decrease in net working capital was primarily driven by a decrease to assets held for sale and trade receivables, partially offset by an increase to inventory.

The Company expects capital expenditures to be approximately $7 million - $10 million in fiscal 2022. These anticipated expenditures reflect the Company’s plans to modernize its equipment and facilities, and enhance its global sourcing program and new products.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

The Company has approximately $0.8 million of unrecognized tax benefits, including related interest and penalties, as of December 31, 2021, which, if recognized, would favorably impact the effective tax rate. See Note H, Income Taxes, of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2022 contributions to all defined benefit plans will total $0.7 million. As of December 31, 2021, $0.4 million in contributions have been made.

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

To remediate the material weakness, the Company has taken steps to enhance the controls within the tax reporting process, including improving the review precision of adjusting journal entries and to proactively reach out to outside consultants on technical and complex one-off issues such as these, should the need arise.  To allow for adequate time to manage the recording and reviewing of infrequent and complex transactions, the Company also intends to postpone its earnings release date to a date closer to the filing of the Company’s Form 10-K or Form 10-Q. The Company believes that these steps will mitigate the occurrence of similar events in the future.

(b)         Changes in Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  During the most recent fiscal quarter, other than the remediation of the material weakness reported at the fiscal year-end 2021, no changes were made which have materially affected, or which are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)         Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended December 31, 2021, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)         Use of Proceeds

Not applicable.

(c)         Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 25 – October 29, 2021	40,335	NA	0	315,000

October 30 – November 26, 2021	0	NA	0	315,000

November 27 – December 31, 2021	0	NA	0	315,000

Total	0	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and restricted stock units issued under the Twin Disc, Incorporated 2018 Long-Term Incentive Compensation Plans.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of December 31, 2021, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended December 31, 2021.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 9, 2022	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer