Form 10-Q
period 2022-03-25
TWIN DISC INC
filed 2022-05-04
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 25, 2022

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

Yes ☐                 No ☑

At April 29, 2022, the registrant had 13,651,611 shares of its common stock outstanding.

Part I.          FINANCIAL INFORMATION

Item 1.         Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 25, 2022	June 30, 2021

ASSETS
Current assets:
Cash	$12,825	$12,340
Trade accounts receivable, net	38,977	39,491
Inventories	131,080	114,967
Assets held for sale	3,082	9,539
Prepaid expenses	6,984	5,704
Other	8,447	9,926
Total current assets	201,395	191,967

Property, plant and equipment, net	42,753	45,463
Right-of-use assets operating leases	13,692	14,736
Intangible assets, net	13,944	17,480
Deferred income taxes	2,258	2,511
Other assets	3,682	3,256

Total assets	$277,724	$275,413

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	34,195	31,011
Accrued liabilities	48,779	45,549
Total current liabilities	84,974	78,560

Long-term debt	32,069	30,085
Lease obligations	11,543	12,887
Accrued retirement benefits	10,065	11,176
Deferred income taxes	3,959	5,045
Other long-term liabilities	5,659	7,000

Total liabilities	148,269	144,753

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,048	40,972
Retained earnings	127,251	126,936
Accumulated other comprehensive loss	(25,724)	(22,615)
	143,575	145,293
Less treasury stock, at cost (965,987 and 984,139 shares, respectively)	14,805	15,083

Total Twin Disc shareholders' equity	128,770	130,210

Noncontrolling interest	685	450

Total equity	129,455	130,660

Total liabilities and equity	$277,724	$275,413

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021

Net sales	$59,289	$57,640	$166,939	$152,377
Cost of goods sold	41,598	43,678	122,319	119,835
Gross profit	17,691	13,962	44,620	32,542

Marketing, engineering and administrative expenses	14,396	13,196	42,753	39,000
Restructuring expenses	303	251	1,542	777
Other operating income	(63)	-	(2,957)	-
Income (loss) from operations	3,055	515	3,282	(7,235)

Interest expense	490	606	1,594	1,769
Other (income) expense, net	(498)	(557)	(608)	2,314
	(8)	49	986	4,083

Income (loss) before income taxes and noncontrolling interest	3,063	466	2,296	(11,318)
Income tax expense (benefit)	753	300	1,757	(3,267)

Net income (loss)	2,310	166	539	(8,051)
Less: Net earnings attributable to noncontrolling interest, net of tax	(79)	(72)	(223)	(147)

Net income (loss) attributable to Twin Disc	$2,231	$94	$316	$(8,198)

Income (loss) per share data:
Basic income (loss) per share attributable to Twin Disc common shareholders	$0.17	$0.01	$0.02	$(0.62)
Diluted income (loss) per share attributable to Twin Disc common shareholders	$0.17	$0.01	$0.02	$(0.62)

Weighted average shares outstanding data:
Basic shares outstanding	13,397	13,269	13,339	13,240
Diluted shares outstanding	13,457	13,295	13,373	13,240

Comprehensive income (loss)
Net income (loss)	$2,310	$166	$539	$(8,051)
Benefit plan adjustments, net of income taxes of $4, $177, $4 and $529, respectively	505	583	1,512	1,691
Foreign currency translation adjustment	(2,721)	(3,008)	(6,359)	5,503
Unrealized gain on cash flow hedge, net of income taxes of $0, $60, $0 and $115, respectively	810	193	1,748	372
Comprehensive income (loss)	904	(2,066)	(2,560)	(485)
Less: Comprehensive income (loss) attributable to noncontrolling interest	38	(34)	235	(133)

Comprehensive income (loss) attributable to Twin Disc	$942	$(2,100)	$(2,325)	$(618)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 25, 2022	March 26, 2021

Cash flows from operating activities:
Net income (loss)	$539	$(8,051)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	7,317	8,366
Gain on sale of assets	(2,939)	-
Restructuring expenses	(487)	215
Provision for deferred income taxes	(1,383)	(6,052)
Stock compensation expense and other non-cash changes, net	2,642	1,934
Net change in operating assets and liabilities	(12,912)	8,603

Net cash (used) provided by operating activities	(7,223)	5,015

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(2,371)	(3,851)
Proceeds from sale of fixed assets	9,152	76
Proceeds on note receivable	500	700
Other, net	465	(18)

Net cash provided (used) by investing activities	7,746	(3,093)

Cash flows from financing activities:
Borrowings under revolving loan arrangement	78,142	56,463
Repayments of revolver loans	(73,192)	(58,497)
Repayments of other long term debt	(2,789)	(411)
Payments of withholding taxes on stock compensation	(487)	(224)

Net cash provided (used) by financing activities	1,674	(2,669)

Effect of exchange rate changes on cash	(1,712)	1,653

Net change in cash	485	906

Cash:
Beginning of period	12,340	10,688

End of period	$12,825	$11,594

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

B.	Inventories

The major classes of inventories were as follows:

	March 25, 2022	June 30, 2021
Inventories:
Finished parts	$68,166	$59,761
Work in process	19,580	17,908
Raw materials	43,334	37,298
	$131,080	$114,967

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended March 25, 2022 and March 26, 2021:

	For the Quarter Ended		For the Three Quarters Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Reserve balance, beginning of period	$3,483	$4,474	$4,369	$4,460
Current period expense and adjustments	339	805	658	2,550
Payments or credits to customers	(518)	(995)	(1,688)	(2,814)
Translation	(27)	(28)	(62)	60
Reserve balance, end of period	$3,277	$4,256	$3,277	$4,256

The current portion of the warranty accrual ($2,757 and $3,314 as of March 25, 2022 and March 26, 2021, respectively) is reflected in accrued liabilities, while the long-term portion ($520 and $942 as of March 25, 2022 and March 26, 2021, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Net sales
Manufacturing segment sales	$56,403	$52,138	$147,296	$132,338
Distribution segment sales	23,660	26,221	72,485	71,950
Inter/Intra segment elimination – manufacturing	(16,672)	(15,074)	(40,815)	(37,892)
Inter/Intra segment elimination – distribution	(4,102)	(5,645)	(12,027)	(14,019)
	$59,289	$57,640	$166,939	$152,377
Net (loss) income attributable to Twin Disc
Manufacturing segment net (loss) income	$6,000	$2,422	$9,230	$(3,352)
Distribution segment net income	1,415	697	3,396	2,352
Corporate and eliminations	(5,184)	(3,025)	(12,310)	(7,198)
	$2,231	$94	$316	$(8,198)

Assets	March 25, 2022	June 30, 2021
Manufacturing segment assets	$356,154	$364,379
Distribution segment assets	54,629	46,956
Corporate assets and elimination of intercompany assets	(133,059)	(135,922)
	$277,724	$275,413

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters and three quarters ended March 25, 2022 and March 26, 2021.

Net sales by product group for the quarter ended March 25, 2022 is summarized as follows:

	Manufacturing	Distribution	Elimination of Intercompany Sales	Total
Industrial	$7,947	$1,449	$(935)	$8,461
Land-based transmissions	17,448	7,173	(8,535)	16,086
Marine and propulsion systems	30,820	13,108	(10,766)	33,162
Other	188	1,930	(538)	1,580
Total	$56,403	$23,660	$(20,774)	$59,289

Net sales by product group for the quarter ended March 26, 2021 is summarized as follows:

	Manufacturing	Distribution	Elimination of Intercompany Sales	Total
Industrial	$5,652	$1,491	$(1,307)	$5,836
Land-based transmissions	13,793	6,892	(5,419)	15,266
Marine and propulsion systems	32,671	15,016	(13,951)	33,736
Other	22	2,822	(42)	2,802
Total	$52,138	$26,221	$(20,719)	$57,640

Net sales by product group for the three quarters ended March 25, 2022 is summarized as follows:

	Manufacturing	Distribution	Elimination of Intercompany Sales	Total
Industrial	$20,939	$4,377	$(3,016)	$22,300
Land-based transmissions	41,158	18,775	(18,287)	41,646
Marine and propulsion systems	84,968	41,330	(30,983)	95,315
Other	231	8,003	(556)	7,678
Total	$147,296	$72,485	$(52,842)	$166,939

Net sales by product group for the three quarters ended March 26, 2021 is summarized as follows:

	Manufacturing	Distribution	Elimination of Intercompany Sales	Total
Industrial	$15,744	$4,168	$(3,369)	$16,543
Land-based transmissions	34,388	19,267	(14,388)	39,267
Marine and propulsion systems	82,152	41,996	(34,095)	90,053
Other	54	6,519	(59)	6,514
Total	$132,338	$71,950	$(51,911)	$152,377

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the three quarters of fiscal 2022 and 2021, the Company granted a target number of 103.6 and 265.3 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2022 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, cumulative sales revenue, and adjusted annual earnings per share (“EPS”) (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2024. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 155.4. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 440.9 and 433.1 unvested PSAs outstanding at March 25, 2022 and March 26, 2021, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $237 and $132 was recognized for the quarters ended March 25, 2022 and March 26, 2021, respectively, related to PSAs. Compensation expense of $672 and $360 was recognized for the three quarters ended March 25, 2022 and March 26, 2021, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at March 25, 2022 was $9.18. At March 25, 2022, the Company had $2,895 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2022, 2021 and 2020 awards. The total fair value of PSAs vested as of March 25, 2022 and March 26, 2021 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the three quarters of fiscal 2022 and 2021, the Company granted 51.7 and 250.3 service based restricted shares, respectively, to employees and non-employee directors. There were 268.5 and 377.5 unvested shares outstanding at March 25, 2022 and March 26, 2021, respectively. A total of 29.8 and 6.8 shares of RS were forfeited during the three quarters ended March 25, 2022 and March 26, 2021, respectively. Compensation expense of $294 and $302 associated with RS was recognized for the quarters ended March 25, 2022 and March 26, 2021, respectively. Compensation expense of $913 and $991 associated with RS was recognized for the three quarters ended March 25, 2022 and March 26, 2021, respectively. The total fair value of RS grants vested as of March 25, 2022 and March 26, 2021 was $1,695 and $533, respectively. As of March 25, 2022, the Company had $840 of unrecognized compensation expense related to RS which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2018 and 2021 Long Term Incentive Plans, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the three quarters of fiscal 2022 and 2021, the Company granted 67.4 and 0.0 of employment based RSUs, respectively. There were 67.4 and 34.8 unvested RSUs outstanding at March 25, 2022 and March 26, 2021, respectively. Compensation expense of $89 and $90 was recognized for the quarters ended March 25, 2022 and March 26, 2021, respectively. Compensation expense of $255 and $253 associated with RSU’s was recognized for the three quarters ended March 25, 2022 and March 26, 2021, respectively. The total fair value of restricted stock units vested as of March 25, 2022 and March 26, 2021 was $475 and $25, respectively. The weighted average grant date fair value of the unvested awards at March 25, 2022 was $14.19. As of March 25, 2022, the Company had $727 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

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

	For the Quarter Ended		For the Three Quarters Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Pension Benefits:
Service cost	$137	$144	$406	$432
Prior service cost	10	16	30	48
Interest cost	709	715	2,055	2,072
Expected return on plan assets	(1,258)	(1,133)	(3,773)	(3,400)
Amortization of transition obligation	9	9	28	28
Amortization of prior service cost	(4)	(4)	(12)	(12)
Amortization of actuarial net loss	562	811	1,687	2,434
Net periodic benefit cost	$165	$558	$421	$1,602

Postretirement Benefits:
Service cost	$4	$4	$11	$12
Interest cost	35	39	105	116
Amortization of prior service cost	(69)	(69)	(206)	(206)
Net periodic benefit gain	$(30)	$(26)	$(90)	$(78)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $733 to its pension plans in fiscal 2022. For the three quarters ended March 25, 2022, the amount of $701 in contributions to the pension plans were made.

The Company has reclassified $505 (net of $4 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 25, 2022, and $583 (net of $177 in taxes) during the quarter ended March 26, 2021. These reclassifications are included in the computation of net periodic benefit cost. The Company has reclassified $1,513 (net of $4 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 25, 2022, and $1,691 (net of $529 in taxes) during the three quarters ended March 26, 2021. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated Annual Effective Tax Rate (AETR). Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. To calculate its AETR, an entity must estimate its ordinary income or loss and the related tax expense or benefit for its full fiscal year. In situations in which an entity is in a loss position and recognizes a full valuation allowance, the guidance in ASC 740-270-25-9 applies. Due to continued historical domestic losses and uncertain future domestic earnings, the Company recognizes a full US valuation allowance. Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore per ASC guidance, the fully valued domestic entity was removed from the annualized effective rate calculation. Because of the full US valuation allowance, the US entity may only recognize tax expense / benefit recorded for ASU 740-10 adjustments.

For the three quarters ended March 25, 2022 and March 26, 2021 the Company’s effective income tax rate was 76.5% and 28.9% respectively. For the quarter ended March 26, 2021 the company did not recognize a full U.S. valuation allowance so the tax expense realized was based on the estimated AETR. Due to the different methodologies utilized to calculate the interim tax provisions, it is not reasonable to numerically reconcile the change in estimated tax rate.

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

The Company has approximately $752 of unrecognized tax benefits, including related interest and penalties, as of March 25, 2022, which, if recognized, would favorably impact the effective tax rate. There were no significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended March 25, 2022. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2014 through 2021. The tax years open to examination in the Netherlands are for years subsequent to 2018. The tax years open to examination in the U.S. are for years subsequent to fiscal 2017. It is reasonably possible that other audit cycles will be completed during fiscal 2022.

I.	Intangible Assets

As of March 25, 2022, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2021	$41,142	$(23,662)	$17,480	$10,321	$4,883	$1,282	$994
Addition	9	-	$9	-	-	-	9
Amortization	-	(2,415)	$(2,415)	(1,225)	(888)	(133)	(169)
Translation adjustment	(1,130)	-	$(1,130)	(707)	(321)	(89)	(13)
Balance at March 25, 2022	$40,021	$(26,077)	$13,944	$8,389	$3,674	$1,060	$821

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $785 and $838 for the quarters ended March 25, 2022, and March 26, 2021, respectively. Intangible amortization expense was $2,415 and $2,516 for the three quarters ended March 25, 2022, and March 26, 2021, respectively. Estimated intangible amortization expense for the remainder of fiscal 2022 and each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2022	791
2023	2,924
2024	2,779
2025	2,661
2026	1,343
Thereafter	3,446

J.	Long-term Debt

Long-term debt at March 25, 2022 and June 30, 2021 consisted of the following:

	March 25, 2022	June 30, 2021
Credit Agreement Debt
Revolving loans (expire June 2023)	$19,472	$15,415
Term loan (due March 2026)	14,500	16,500
Other	97	170
Subtotal	34,069	32,085
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$32,069	$30,085

Credit Agreement Debt: The Company’s credit agreement debt represents borrowings made under the credit agreement, as amended, which it entered into with BMO Harris Bank N.A, (“BMO”) on June 29, 2018 (“Credit Agreement”). Under the agreement, the Company, among other obligations, is subject to a minimum earnings before interest, taxes, depreciation, and amortization (“EBITDA”) financial covenant.

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

On February 28, 2022, the Company entered into a second amended and restated forbearance agreement and amendment No. 8 to Credit Agreement (the “Second Amended and Restated Forbearance Agreement”) that amends the Credit Agreement dated as of June 29, 2018, as amended between the Company and BMO.  The Second Amended and Restated Forbearance Agreement extends the Forbearance Period through June 30, 2022, or if earlier, through the date on which a default under the Amended and Restated Forbearance Agreement or Credit Agreement occurs.  During the extended Forbearance Period, BMO will continue to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with its minimum EBITDA covenants.  The Company also executed a Third Amended and Restated Revolving Note with BMO, reflecting the maximum Revolving Credit Commitment of $40,000,000.

For the quarter ended March 25, 2022, as a result of the Second Amended and Restated Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

The Company remains in compliance with its liquidity and other covenants, and has agreed to provide additional financial reports to BMO.

The Credit Agreement, including its amendments, is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2021, as well as in Item 2 of this quarterly report.

As of March 25, 2022, current maturities include $2,000 of term loan payments due within the coming year.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $63 in principal was paid on these liabilities during the current fiscal year.

During the quarters ended March 25, 2022, the average interest rate was 3.98% on the Term Loan, and 4.25% on the Revolving Loans.

As of March 25, 2022, the Company’s borrowing capacity on the revolving loans under the terms of the Credit Agreement was $35,339, and the Company had approximately $15,866 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at March 25, 2022 and June 30, 2021. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of March 25, 2022, the notional amount was $14,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of March 25, 2022 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended March 25, 2022 and March 26, 2021.

The following is a reconciliation of the Company’s equity balances for the first three fiscal quarters of 2022 and 2021:

	Twin Disc, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2021	$40,972	$126,936	$(22,615)	$(15,083)	$450	$130,660
Net (loss) income		1,920			60	1,980
Translation adjustments			(2,014)		76	(1,938)
Benefit plan adjustments, net of tax			384			384
Unrealized gain on cash flow hedge, net of tax			204			204
Compensation expense	625					625
Shares (acquired) issued, net	(432)			141		(291)
Balance, September 24, 2021	41,165	128,856	(24,041)	(14,942)	586	131,624
Net (loss) income		(3,836)			86	(3,750)
Translation adjustments			(1,676)		(25)	(1,701)
Benefit plan adjustments, net of tax			623			623
Unrealized gain on cash flow hedge, net of tax			735			735
Compensation expense	595					595
Shares (acquired) issued, net	(169)			(26)		(195)
Balance, December 31, 2021	$41,591	$125,020	$(24,359)	$(14,968)	$647	$127,931
Net income		2,231			79	2,310
Translation adjustments			(2,680)		(41)	(2,721)
Benefit plan adjustments, net of tax			505			505
Unrealized loss on cash flow hedge, net of tax			810			810
Compensation expense	620					620
Shares issued (acquired), net	(163)			163		0
Balance, March 25, 2022	$42,048	$127,251	$(25,724)	$(14,805)	$685	$129,455

	Twin Disc, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2020	$42,756	$156,655	$(41,226)	$(18,796)	$569	$139,958
Net (loss) income		(3,979)			42	(3,937)
Translation adjustments			3,600		12	3,612
Benefit plan adjustments, net of tax			553			553
Unrealized gain on cash flow hedge, net of tax			75			75
Compensation expense	518					518
Shares (acquired) issued, net	(2,460)			2,236		(224)
Balance, September 25, 2020	40,814	152,676	(36,998)	(16,560)	623	140,555
Net (loss) income		(4,313)			33	(4,280)
Translation adjustments			4,887		12	4,899
Benefit plan adjustments, net of tax			555			555
Unrealized gain on cash flow hedge, net of tax			104			104
Compensation expense	562					562
Shares (acquired) issued, net	(1,458)			1,458		-
Balance, December 25, 2020	39,918	148,363	(31,452)	(15,102)	668	142,395
Net (loss) income		94			72	166
Translation adjustments			(2,970)		(38)	(3,008)
Benefit plan adjustments, net of tax			583			583
Unrealized loss on cash flow hedge, net of tax			193			193
Compensation expense	524					524
Shares issued (acquired), net	4			(4)		-
Balance, March 26, 2021	$40,446	$148,457	$(33,646)	$(15,106)	$702	$140,853

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended March 25, 2022 and March 26, 2021 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2021	$9,192	$(31,463)	$(678)	$334
Translation adjustment during the quarter	(2,014)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	384	68	136
Net current period other comprehensive (loss) income	(2,014)	384	68	136
Balance at September 24, 2021	$7,178	$(31,079)	$(610)	$470
Translation adjustment during the quarter	(1,676)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	623	232	503
Net current period other comprehensive (loss) income	(1,676)	623	232	503
Balance at December 31, 2021	5,502	(30,456)	(378)	973
Translation adjustment during the quarter	(2,680)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	505	556	254
Net current period other comprehensive (loss) income	(2,680)	505	556	254
Balance at March 25, 2022	$2,822	$(29,951)	$178	$1,227

	Translation Adjustment	Benefit Plan Adjustment	Cash Flow Hedges
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)
Translation adjustment during the quarter	3,600	-	-
Amounts reclassified from accumulated other comprehensive income	-	553	75
Net current period other comprehensive income	3,600	553	75
Balance at September 25, 2020	7,054	(43,023)	(1,029)
Translation adjustment during the quarter	4,887	-	-
Amounts reclassified from accumulated other comprehensive income	-	555	104
Net current period other comprehensive income	4,887	555	104
Balance at December 25, 2020	$11,941	$(42,468)	$(925)
Translation adjustment during the quarter	(2,970)	-	-
Amounts reclassified from accumulated other comprehensive income	-	583	193
Net current period other comprehensive (loss) income	(2,970)	583	193
Balance at March 26, 2021	$8,971	$(41,885)	$(732)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 25, 2022 are as follows:

	Amount Reclassified Quarter Ended March 25, 2022		Amount Reclassified Three Quarters Ended March 25, 2022

Changes in benefit plan items
Actuarial losses	$573	(a)	$1,707	(a)
Transition asset and prior service benefit	(64)	(a)	(191)	(a)
Total amortization	509		1,516
Income tax (benefit) expense	4		4
Total reclassification net of tax	$505		$1,512

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 26, 2021 is as follows:

	Amount Reclassified Quarter Ended March 26, 2021		Amount Reclassified Three Quarters Ended March 26, 2021

Changes in benefit plan items
Actuarial losses	$824	(a)	$2,410	(a)
Transition asset and prior service benefit	(64)	(a)	(190)	(a)
Total amortization	760		2,220
Income tax expense	177		529
Total reclassification net of tax	$583		$1,691

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

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

In the second quarter, the Company and the union representing certain of the employees affected by the restructuring of the Belgian operations came to an agreement on a final settlement amount of $3,200. The Company incurred an additional $1,000 in restructuring charges during the second quarter of fiscal 2022.

Total restructuring charges relating to streamlining operations totaled to $303 and $251 in the quarters ending March 25, 2022 and March 26, 2021, respectively. Total restructuring charges relating to streamlining operations totaled to $1,542 and $777 in the three quarters ending March 25, 2022 and March 26, 2021, respectively. Restructuring activities since June 2015 have resulted in the elimination of 259 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through March 25, 2022 were $16,807.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2021	$2,352
Additions	1,542
Payments, adjustments and write-offs during the year	(2,028)
Accrued restructuring liability, March 25, 2022	$1,866

Assets held for sale

To improve its fixed cost structure and monetize some of its under-utilized assets, the Company commenced the active marketing of three of its real estate properties, namely, its corporate headquarters in Racine, its propeller machining plant and office in Switzerland, and a spare warehouse in Italy during the fourth quarter of fiscal 2021.

During the second quarter of fiscal 2022, the Company completed the sale of its propeller machining plant and office in Switzerland and received $9,138 in proceeds, net of fees and local taxes and recorded a gain of $2,939 in other operating income in the condensed consolidated statements of operations and comprehensive income.

During the third quarter of fiscal 2022, the Company accepted an offer for the sale of its corporate headquarters building in Racine for a purchase price of $3,250.  The agreement contains a lease back period for up to 18 months with monthly lease payments of approximately $25.  The sale is expected to be finalized by the first quarter of fiscal year 2023.  During the third quarter fiscal 2022, the company recorded additional selling charges associated with the sale of approximately $230, reducing assets held for sale by the same amount.

Additionally, during the third quarter of fiscal 2022, the Company accepted an offer to sell its spare warehouse in Italy for a purchase price of 275 euro (approximately $305).  The sale was finalized on April 20, 2022; the agreement contains a lease back period for two years with minimal lease payments.  In the fourth quarter of fiscal 2022, the Company plans to record a gain on this sale of approximately $184 in other operating income in the condensed consolidated statements of operations and comprehensive income.

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Basic:
Net income (loss)	$2,310	$166	$539	$(8,051)
Less: Net earnings attributable to noncontrolling interest	(79)	(72)	(223)	(147)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net income (loss) available to Twin Disc shareholders	2,231	94	316	(8,198)

Weighted average shares outstanding - basic	13,397	13,269	13,339	13,240

Basic Loss Per Share:
Net earnings (loss) per share - basic	$0.17	$0.01	$0.02	$(0.62)

Diluted:
Net income (loss)	$2,310	$166	$539	$(8,051)
Less: Net earnings attributable to noncontrolling interest	(79)	(72)	(223)	(147)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net income (loss) available to Twin Disc shareholders	2,231	94	316	(8,198)

Weighted average shares outstanding - basic	13,397	13,269	13,339	13,240
Effect of dilutive stock awards	60	26	34	-
Weighted average shares outstanding - diluted	13,457	13,295	13,373	13,240

Diluted Income (Loss) Per Share:
Net earnings (loss) per share - diluted	$0.17	$0.01	$0.02	$(0.62)

The following potential common shares were excluded from diluted EPS for the quarter and three quarters ended March 26, 2021 as the Company reported a net loss: 433.1 related to the Company’s unvested PSAs, 377.5 related to the Company’s unvested RS awards, and 34.8 related to the Company’s unvested RSUs.

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

The components of lease expense were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Finance lease cost:
Amortization of right-of-use assets	$162	$154	$492	$421
Interest on lease liabilities	68	73	211	201
Operating lease cost	800	717	2,190	2,097
Short-term lease cost	13	17	53	29
Variable lease cost	46	36	127	118
Total lease cost	1,089	997	3,073	2,866
Less: Sublease income	(19)	(23)	(57)	(135)
Net lease cost	$1,070	$974	$3,016	$2,731

Other information related to leases was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$808	$747	$2,281	$2,275
Operating cash flows from finance leases	207	125	623	343
Financing cash flows from finance leases	68	73	211	201
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	695	19	1,091	125
Finance leases	-	86	307	4,757
Weighted average remaining lease term (years):
Operating leases			8.8	10.5
Finance lease			11.4	12.2
Weighted average discount rate:
Operating leases			7.1%	7.4%
Finance leases			5.1%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of March 25, 2022 were as follows:

	Operating Leases	Finance Leases
2022	$794	$204
2023	2,981	807
2024	2,489	772
2025	1,625	555
2026	1,488	492
Thereafter	9,458	4,263
Total future lease payments	18,835	7,093
Less: Amount representing interest	(5,124)	(1,994)
Present value of future payments	$13,711	$5,099

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	March 25, 2022	June 30, 2021
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$13,692	$14,736
Finance lease right-of-use assets	Property, plant and equipment, net	4,904	5,244

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$2,168	$1,870
Operating lease liabilities	Lease obligations	11,543	12,887
Finance lease liabilities	Accrued liabilities	567	541
Finance lease liabilities	Other long-term liabilities	4,532	4,836

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of March 25, 2022, with a notional amount of $14,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s SOFR-based (formerly LIBOR-based) indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its consolidated statements of operations and comprehensive income. Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than twelve months.

Net unrealized after-tax gain (loss) related to cash flow hedging activities that were included in accumulated other comprehensive income were $178 and $(678) as of March 25, 2022, and June 30, 2021, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $98 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note J, Long-term Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €6,500, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive income along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax gain related to net investment hedging activities that were included in accumulated other comprehensive income were $1,227 and $334 as of March 25, 2022 and June 30, 2021, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	March 25, 2022	June 30, 2021
Derivative designated as hedge:
Interest rate swap	Accrued liabilities	$100	$346
Interest rate swap	Other long-term liabilities	$-	$542

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income for the quarter and three quarters ended March 25, 2022 and March 26, 2021, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended		For the Three Quarters Ended
	Income Location	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Derivative designated as hedge:
Interest rate swap	Interest expense	$81	$98	$268	$297
Interest rate swap	Unrealized gain (loss) on cash flow hedge	556	193	855	372
Net investment hedge	Unrealized gain on hedges	254	-	893	-

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$-	$-	$-	$(13)

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of March 25, 2022, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 25, 2022	% of Net Sales	March 26, 2021	% of Net Sales	March 25, 2022	% of Net Sales	March 26, 2021	% of Net Sales
Net sales	$59,289		$57,640		$166,939		$152,377
Cost of goods sold	41,598		43,678		122,319		119,835
Gross profit	17,691	29.8%	13,962	24.2%	44,620	26.7%	32,542	21.4%
Marketing, engineering and administrative expenses	14,396	24.3%	13,196	22.9%	42,753	25.6%	39,000	25.6%
Restructuring of operations	303	0.5%	251	0.4%	1,542	0.9%	777	0.5%
Other operating income	(63)	-0.1%		0.0%	(2,957)	-1.8%		0.0%
Income (loss) from operations	$3,055	5.2%	$515	0.9%	$3,282	2.0%	$(7,235)	-4.7%

Comparison of the Third Quarter of Fiscal 2022 with the Third Quarter of Fiscal 2021

Net sales for the third quarter increased 2.9%, or $1.6 million, to $59.3 million from $57.6 million in the same quarter a year ago. The Company continues to experience improving market conditions across most markets served, although demand for new units in the North American oil and gas market has not shown meaningful improvement. The Company’s ability to ship product was significantly hampered by a variety of supply chain challenges. These include supplier capacity constraints, extended supplier lead times and a global shortage of electronic components. The supply chain disruptions had a negative impact on fiscal 2022 third quarter net sales of approximately $7 million - $10 million. Global sales of industrial products improved 45.0% from the prior year and off-highway transmission sales increased 5.4%, while sales of marine and propulsion products decreased by 1.7% compared with the prior year third quarter. The North American region enjoyed the most significant sales improvement ($4.2 million or 26.4%) due to generally improving market conditions and increased aftermarket demand in the North American energy market. The European region saw sales decrease ($2.4 million or 9.9%), with project delays and supply chain challenges hampering volume. Similarly, sales into the Asia Pacific region decreased ($2.0 million or 13.8%) due to the supply chain challenges noted above. Currency translation had an unfavorable impact on third quarter fiscal 2022 sales compared to the third quarter of the prior year totaling $3.0 million primarily due to the weakening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 8.2%, or $4.3 million, versus the same quarter last year. The U.S. manufacturing operations experienced a 25.9%, or $6.0 million, increase in sales versus the third fiscal quarter of 2021, with recovering markets following the significant impact of the COVID-19 pandemic, partially offset by the supply chain challenges noted above. The Company’s operation in the Netherlands was up $0.5 million (3.8%) compared to the third fiscal quarter of 2021, with many boat construction projects being delayed due to the COVID-19 crisis. The Company’s Belgian operation saw a decrease compared to the prior year third quarter (24.2% or $1.7 million), with supply chain challenges combined with a negative translation impact. The Company’s Italian manufacturing operations, also impacted by supply chain disruptions across their product offering, were down $0.4 million (5.9%) compared to the third quarter of fiscal 2021. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was down $0.2 million (15.5%) compared to the prior year third quarter.

Our distribution segment experienced a decrease in sales of $2.6 million (9.8%) compared to the third quarter of fiscal 2021. Despite continued strong demand, the Company’s Asian distribution operations in Singapore, China and Japan were down 6.4% from the prior year due to lack of product deliveries from the manufacturing entities noted above. The Company’s North America distribution operation saw a decrease of 5.0%, while the Company’s European distribution operation saw flat revenue in the quarter. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw continued strong demand, but reported a revenue decline (25.6% decrease from the prior year third fiscal quarter), due to supply chain challenges, primarily electronic components.

Gross profit as a percentage of sales for the third quarter of fiscal 2022 improved to 29.8%, compared to 24.2% for the same period last year. The current quarter result reflects the benefit of improved volume for the quarter ($0.4 million) and a favorable mix impact ($2.2 million – primarily due to strong aftermarket and global energy demand), along with the positive impact of pricing actions taken early in the quarter. We remain sensitive to the inflationary environment we are currently operating in, and are prepared to react with additional pricing actions as required.

For the fiscal 2022 third quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 24.3%, compared to 22.9% for the fiscal 2021 third quarter. ME&A expenses increased $1.2 million (9.1%) versus the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the accrual for the global bonus program ($0.8 million), professional fees ($0.3 million), marketing activities ($0.1 million), increased travel costs ($0.2 million) and other net spending increases of $0.9 million (largely inflation). These increases were partially offset by a Dutch COVID-19 subsidy recorded in the quarter, which reduced ME&A expense by $0.7 million, and a currency driven reduction of $0.4 million.

The Company incurred restructuring charges of approximately $0.3 million during the third quarter of fiscal 2022, primarily associated with an adjustment to the carrying value of an asset held for sale. The Company has accepted an offer to sell the corporate headquarters building for a price slightly below previous estimates.

Interest expense was down slightly to $0.5 million for the third fiscal quarter of 2022 compared to $0.6 million for the prior year third fiscal quarter.

Other income of $0.5 million for the third fiscal quarter was primarily attributable to translation gains related to the Company’s euro-denominated liabilities.

The fiscal 2022 third quarter effective tax rate was negative 24.6% compared to 64.3% in the prior fiscal year third quarter. The current year rate was impacted by the fact that the domestic entity recognized a full valuation allowance in the fourth quarter of fiscal 2021, resulting in no tax benefits being recognized for current domestic losses.

Comparison of the First Three Quarters of Fiscal 2022 with the First Three Quarters of Fiscal 2021

Net sales for the first three quarters increased 9.6%, or $14.6 million, to $166.9 million from $152.4 million in the same period a year ago. The Company experienced a broad-based recovery in demand across most of the markets served, as the impact of the COVID-19 crisis on the Company’s global markets begins to subside. Global sales of industrial products improved by 34.8% from the prior year, while off-highway transmission sales increased by 6.1% and marine and propulsion grew by 5.8%. The North American region experienced the most significant sales improvement ($11.3 million or 25.0%) due to a broad-based market recovery and extremely strong aftermarket demand in the North American oil and gas segment. The North American region improved from 30% of total sales in the prior year first three quarters to 34% in the fiscal 2022 comparable period. The European region saw a moderate decline ($1.3 million and 2.2%), with strengthening market conditions more than offset by supply chain challenges. Sales into the Asia Pacific region decreased ($1.1 million or 2.8%), due to the noted supply chain challenges despite stable demand for oil and gas units in China and an improving marine market in Australia. Currency translation had an unfavorable impact on the first three quarters of fiscal 2022 sales compared to the same period of the prior year totaling $3.5 million primarily due to the weakening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 11.1%, or $14.8 million, versus the first three quarters of last fiscal year. The U.S. manufacturing operation experienced a 24.0%, or $14.7 million, increase in sales versus the first three quarters of fiscal 2021, with market recovery seen across all product lines, hampered somewhat by supply chain challenges, during the recent nine-month period. The Company’s operation in the Netherlands was essentially flat (up 0.5% or $0.2 million) compared to the first three quarters of fiscal 2021, with many boat construction projects delayed due to the COVID-19 crisis. The Company’s Belgian operation also saw a decrease compared to the prior year (11.6% or $2.0 million), with supply chain difficulties offsetting improving market conditions. The Company’s Italian manufacturing operations were up $1.3 million (7.5%) compared to the first three quarters of fiscal 2021, with most of the improvement coming in the second quarter thanks to a resurgent pleasure craft market. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.6 million (20.0%) compared to the prior year comparable period.

Our distribution segment experienced an increase in sales of $0.7 million (1.0%) compared to the first three quarters of fiscal 2021. The Company’s Asian distribution operations in Singapore, China and Japan were down 5.4% from the prior year as supply chain challenges during the recent nine month period delayed delivery from the manufacturing operations. The Company’s North America distribution operation saw an increase of 2.0% on an improving overall market demand. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw strong growth (13.6% increase from the prior year first three quarters), on improving pleasure craft marine market trends in the region. The Company’s European distribution operation saw a slight increase of $0.2 million (1.4%) on improving market conditions.

Gross profit as a percentage of sales for the first three quarters of fiscal 2022 improved to 26.7%, compared to 21.4% for the same period last year. The improvement is attributable to increased volume ($3.1 million), a more favorable mix ($6.5 million – primarily due to increased aftermarket volume), the net positive impact of government subsidies ($1.4 million) and favorable pricing and cost reduction actions ($1.1 million). The Company was able to offset significant inflationary cost increases in the first three quarters with pricing actions and targeted cost reduction efforts.

For the fiscal 2022 first three quarters, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 25.6%, compared to 25.6% for the fiscal 2021 comparable period. ME&A expenses increased $3.8 million (9.6%) versus the same period last fiscal year. The increase in ME&A spending for the first three quarters was comprised of increases to salaries and benefits ($0.7 million), global bonus expense ($2.0 million), professional fees ($0.7 million), marketing expenses ($0.3 million), business insurance ($0.2 million), corporate travel ($0.4 million) and other net spending increases ($1.7 million, largely inflation). These increases were partially offset by COVID-19 subsidies, which reduced ME&A expense by $1.8 million and a currency driven reduction of $0.4 million.

The Company incurred restructuring charges of approximately $1.5 million during the first three quarters of fiscal 2022, primarily associated with final negotiated settlement related to the Belgian restructuring program announced in June 2021 ($1.2 million). The total cost of this program is now estimated at $3.2 million, and the Company anticipated annual pre-tax savings of approximately $1.6 million upon completion of this program. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense was down slightly from the prior year comparable period, reflecting slightly lower borrowing levels and consistent average interest rates.

Other income of $0.6 million for the first three fiscal quarters was primarily attributable to translation gains related to the Company’s euro denominated liabilities.

The effective income tax rate for the first three quarters of fiscal 2022 was 76.5% compared to 28.9% for the comparable period in fiscal 2021. The current year rate was impacted by the fact that the domestic entity recognized a full valuation allowance in the fourth quarter of fiscal 2021, resulting in no tax benefits being recognized for current domestic losses.

Financial Condition, Liquidity and Capital Resources

Comparison between March 25, 2022 and June 30, 2021

As of March 25, 2022, the Company had net working capital of $116.4 million, which represents an increase of $3.0 million, or 2.7%, from the net working capital of $113.4 million as of June 30, 2021.

Cash increased $0.5 million to $12.8 million as of March 25, 2022, versus $12.3 million as of June 30, 2021. The majority of the cash as of March 25, 2022, is at the Company’s overseas operations in Europe ($4.9 million) and Asia-Pacific ($6.2 million).

Trade receivables of $39.0 million were down just $0.5 million, or approximately 1.3%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $1.2 million versus June 30, 2021. As a percent of sales, trade receivables finished at 65.7% in the third quarter of fiscal 2022 compared to 54.3% for the comparable period in fiscal 2021 and 59.6% for the fourth quarter of fiscal 2021.

Inventories increased by $16.1 million, or 14.0%, versus June 30, 2021 to $131.1 million. The impact of foreign currency translation was to decrease inventories by $3.4 million versus June 30, 2021. The remaining increase was seen primarily at the Company’s operations in North America ($10.5 million), the Netherlands ($2.7 million) and Australia ($5.2 million). These increases were primarily driven by an imbalance in the supply chain, resulting in a growth in past due backlog and excess inventory waiting for missing components to finish assembly. On a consolidated basis, as of March 25, 2022, the Company’s backlog of orders to be shipped over the next six months approximates $108.9 million, compared to $70.3 million at June 30, 2021 and $71.4 million at March 26, 2021. As a percentage of six-month backlog, inventory has decreased from 163% at June 30, 2021 to 120% at March 25, 2022.

Net property, plant and equipment decreased $2.7 million (6.0%) to $42.8 million versus $45.5 million at June 30, 2021. The Company spent $2.4 million on capital equipment in the first three quarters, offset by an unfavorable exchange impact ($0.8 million) and depreciation ($4.9 million). The capital spending in the first three quarters reflects primarily maintenance capital. In total, the Company expects to invest between $4 and $6 million in capital assets in fiscal 2022. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of March 25, 2022, of $34.2 million was up $3.2 million, or 10.3%, from June 30, 2021. The impact of foreign currency translation was to reduce accounts payable by $1.1 million versus June 30, 2021. The remaining increase is primarily related to the increased purchasing activities in light of increased demand in the quarter.

Total borrowings and long-term debt as of March 25, 2022, increased $2.0 million to $34.1 million versus $32.1 million at June 30, 2021. This increase is primarily attributable to the increase in inventory driven by supply chain imbalances, partially offset by the repatriation of cash from Switzerland following the sale of our Swiss facility in the first fiscal quarter. During the first nine months, the Company reported negative free cash flow of $9.6 million (defined as operating cash flow less acquisitions of fixed assets), which excludes the sale of the Swiss facility for $9.1 million. The Company ended the quarter with total debt, net of cash, of $21.2 million, compared to $19.7 million at June 30, 2021, for a net increase of $1.5 million.

Total equity decreased $1.2 million, or 0.9%, to $129.5 million as of March 25, 2022. The net profit during the first three quarters increased equity by $0.5 million, offset by an unfavorable foreign currency translation of $6.4 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $1.4 million. The net remaining increase in equity of $3.3 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

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

The Amended and Restated Forbearance Agreement extended the Forbearance Period through February 28, 2022, or if earlier, through the date on which a default under the Amended and Restated Forbearance Agreement or Credit Agreement occurs. During the extended Forbearance Period, the Bank will continue to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with its minimum EBITDA covenants. The Amended and Restated Forbearance Agreement also made certain adjustments to the Credit Agreement, including:

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

On February 28, 2022, the Company entered into a Second Amended and Restated Forbearance Agreement and Amendment No. 8 to Credit Agreement (the “Second Amended and Restated Forbearance Agreement”) that amends the Credit Agreement dated as of June 29, 2018, as amended between the Company and the Bank.

The Second Amended and Restated Forbearance Agreement extends the Forbearance Period through June 30, 2022, or if earlier, through the date on which a default under the Amended and Restated Forbearance Agreement or Credit Agreement occurs. During the extended Forbearance Period, the Bank will continue to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with its minimum EBITDA covenants. The Second Amended and Restated Forbearance Agreement also makes certain adjustments to the Credit Agreement, including:

●

Reducing the portion of the Borrowing Base that is based on Eligible Inventory from the lesser of $35,000,000 or 50% of the value of Eligible Inventory to the lesser of $30,000,000 or 50% of the value of Eligible Inventory. This change was already in effect under the terms of the Amended and Restated Forbearance Agreement, due to the Company’s previously reported sale of its manufacturing facility in Novazzano, Switzerland for a gross sales price of approximately $10,000,000, resulting in Net Cash Proceeds (as defined in the Amended and Restated Forbearance Agreement) of approximately $8,700,000 (the “Rolla Disposition”) and repatriation of approximately $7,000,000 of those Net Cash Proceeds (the “Rolla Repatriation”).

●

Reducing the Revolving Credit Commitment from a maximum of $42,500,000 to a maximum of $40,000,000. This change was also already in effect under the terms of the Amended and Restated Forbearance Agreement due to the Rolla Disposition and Rolla Repatriation.

The Company also executed a Third Amended and Restated Revolving Note with the Bank, reflecting the maximum Revolving Credit Commitment of $40,000,000.

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

For the quarter ended March 25, 2022, as a result of the Forbearance Agreement, the Company was not required to meet the minimum EBITDA financial covenant. The Company expects to be in compliance with the terms of the Credit Agreement following the forbearance period, and therefore continues to classify its debt as long term.

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

There are no material off-balance-sheet arrangements, and the Company continues to have sufficient liquidity for near-term needs. The Company had approximately $15.9 million of available borrowings under the Credit Agreement as of March 25, 2022. The Company expects to continue to generate enough cash from operations, as well as have sufficient capacity under its credit facilities, to meet its operating and investing needs. As of March 25, 2022, the Company also had cash of $12.8 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2022, the Company expects to contribute $0.7 million to its defined benefit pension plans, the minimum contribution required.

Net working capital increased $3.0 million, or 2.7%, during the first three quarters of fiscal 2022, and the current ratio declined remained level at 2.4 for March 25, 2022 and June 30, 2021. The increase in net working capital was primarily driven by an increase to inventory driven by substantial supply chain imbalances across the Company’s operations.

The Company expects capital expenditures to be approximately $4 million - $6 million in fiscal 2022. These anticipated expenditures reflect the Company’s plans to modernize its equipment and facilities, enhance its global sourcing program and drive new product development.

Management believes that available cash, the BMO credit facility, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

The Company has approximately $0.8 million of unrecognized tax benefits, including related interest and penalties, as of March 25, 2022, which, if recognized, would favorably impact the effective tax rate. See Note H, Income Taxes, of the Condensed Consolidated Financial Statements for disclosures surrounding uncertain income tax positions.

The Company maintains defined benefit pension plans for some of its operations in the United States and Europe. The Company has established the Benefits Committee (a non-Board management committee) to oversee the operations and administration of the defined benefit plans. The Company estimates that fiscal 2022 contributions to all defined benefit plans will total $0.7 million. As of March 25, 2022, $0.7 million in contributions have been made.

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

There were no securities of the Company sold by the Company during the quarter ended March 25, 2022, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 – January 28, 2022	0	NA	0	315,000

January 29 – February 25, 2022	0	NA	0	315,000

February 26 – March 25, 2022	0	NA	0	315,000

Total	0	NA	0	315,000

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of March 25, 2022, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended March 25, 2022.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 4, 2022	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer