Form 10-K
period 2022-06-30
TWIN DISC INC
filed 2022-09-08
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2022

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

Yes ☐ No ☑

At December 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant was $116,665,389. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 24, 2022, the registrant had 13,784,266 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TABLE OF CONTENTS

TWIN DISC, INC. - FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2022

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability. The Company’s top ten customers accounted for approximately 50% and 48% of the Company's consolidated net sales during the years ended June 30, 2022 and June 30, 2021, respectively. Included in the Company’s top ten customers, there was one customer, an authorized distributor of the Company, that accounted for 10% of consolidated net sales in fiscal year 2022.

Unfilled open orders for the next six months of $101.2 million at June 30, 2022 compares to $70.3 million at June 30, 2021. Since orders are subject to cancellation and rescheduling by the customer, the six‑month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1.6 million and $1.9 million in fiscal 2022 and 2021, respectively. Total engineering and development costs were $8.8 million and $8.5 million in fiscal 2022 and 2021, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2022 and June 30, 2021 was 761 and 743, respectively. The Company believes that its continued success is a direct result of its talent. As such, the Company strives to be an employer of choice in every community in which it operates. It does this by fostering a fair, respectful, inclusive and safe work environment and culture shaped with its core values of customer focus, integrity, accountability, teamwork, and innovation.

A summary of financial data by segment, geographic area, and classes of products that accounted for more than 10% of consolidated sales revenues for the years ended June 30, 2022 and 2021 appears in Note J, Business Segments and Foreign Operations, to the consolidated financial statements.

The Company’s internet website address is www.twindisc.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. In addition, the Company makes available, through its website, important corporate governance materials. This information is also available from the Company upon request. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference to, this Annual Report on Form 10-K.

Item 1A. Risk Factors

The Company’s business involves various risk factors. The following information about these risks should be considered carefully together with other information contained in this report. The risks described below are not the only risks the Company faces. Additional risks not currently known, deemed immaterial or that could apply to any issuer may also result in adverse results for the Company’s business.

As a global company, the Company is subject to currency fluctuations and a significant movement between the U.S. dollar and the euro exchange rate, in particular, could have an adverse effect on its profitability. Although the Company’s financial results are reported in U.S. dollars, a significant portion of its sales and operating costs are realized in euros and other foreign currencies. The Company’s profitability is affected by movements of the U.S. dollar against the euro and the other currencies in which it generates revenues and incurs expenses. Significant long-term fluctuations in relative currency values, in particular a significant change in the exchange rate between the U.S. dollar and the euro, could have an adverse effect on the Company’s profitability and financial condition.

The Company continues to be adversely affected by the economic disruptions caused by the global coronavirus pandemic.  In March 2020, the World Health Organization (“WHO”) declared that a new strain of coronavirus that originated in Wuhan, China, and has rapidly spread around the world (“COVID-19”) is a pandemic that poses significant risk to the international community.  This outbreak contributed to shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatility causing substantial declines in market capitalization, and occurring in the midst of an already challenging economic environment in some of our markets, most notably the oil and gas market.  As a result of the outbreak, starting in March 2020 and intermittently through June 30, 2022, the Company suspended or reduced its operations, in whole or in part, in several of its locations. The Company’s businesses operate in market segments impacted by COVID-19.  Operating during a global pandemic has exposed the Company to a number of material risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our and our suppliers’ manufacturing facilities, maintenance of appropriate labor levels, our ability to ship products to our customers, interruptions in our supply chains and distribution systems, access to capital and potential increases to the cost of capital, collection of trade receivables in accordance with their terms and potential further impairment of long-lived assets; all of which, in the aggregate, have had an adverse effect on the Company’s business, financial condition, results of operations and cash flows. The severity and duration of the pandemic remains unknown.  Management continues to actively monitor the global situation and its effect on financial condition, liquidity, operations, suppliers, industry and workforce.  The Company remains unable to estimate the full extent or nature of the impact of COVID-19, at this time.

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling and are thus dependent upon the strength of those markets and oil prices. In recent years, the Company has seen significant variations in the sales of its products that are used in oil and energy related markets. The variability in these markets has been defined by the change in oil prices and the global demand for oil. Significant decreases in oil prices and reduced demand for oil and capital investment in the oil and energy markets adversely affect the sales of these products and the Company’s profitability. The cyclical nature of the global oil and gas market presents the ongoing possibility of a severe cutback in demand, which would create a significant adverse effect on the sales of these products and ultimately on the Company’s profitability.

Many of the Company’s product markets are cyclical in nature or are otherwise sensitive to volatile or unpredictable factors. A downturn or weakness in overall economic activity or fluctuations in those other factors could have a material adverse effect on the Company’s overall financial performance. Historically, sales of many of the products that the Company manufactures and sells have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government and industrial markets. The demand for the products may be impacted by the strength of the economy generally, governmental spending and appropriations, including security and defense outlays, fuel prices, interest rates, as well as many other factors. Adverse economic and other conditions may cause the Company's customers to forego or otherwise postpone purchases in favor of repairing existing equipment.

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

The Company continues to face the prospect of increasing commodity costs, including steel, other raw materials and energy that could have an adverse effect on future profitability. In addition, developments in tariff regulations in the U.S. and foreign jurisdictions have resulted in uncertainty regarding international trade policies and future commodity prices, contributing to an increased risk of higher commodity costs that could have an adverse impact on the Company’s profitability, financial condition and results of operations. The Company’s profitability is dependent, in part, on commodity costs. To date, the Company has been successful with offsetting the effects of increased commodity costs through cost reduction programs and pricing actions. However, if material prices were to continue to increase at a rate that could not be recouped through product pricing or cost reductions, it could potentially have an adverse effect on the Company’s future profitability.

The Company anticipates that additional tariffs or trade restrictions resulting from “trade wars” could result in an increase in its cost of sales and there can be no assurance that the Company would be able to pass any of the increases in raw material costs directly resulting from additional tariffs to its customers. Given that it procures many of the raw materials that it uses to create its products directly or indirectly from outside of the United States, the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could hurt its competitive position and adversely impact its business, financial condition and results of operations. In addition, the Company sells a significant proportion of its products to customers outside of the United States. Retaliatory actions by other countries could result in increases in the price of its products, which could limit demand for such products, hurt its global competitive position and have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although there was only one customer that accounted for 10% or more of consolidated net sales in fiscal 2022, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected. Although the Company’s accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of its largest customers could have a material adverse impact on the collectability of its accounts receivable and future operating results.

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

A significant design, manufacturing or supplier quality issue could result in recalls or other actions by the Company that could adversely affect profitability. As a manufacturer of highly engineered products, the performance, reliability and productivity of the Company’s products are some of its competitive advantages. While the Company prides itself on implementing procedures to ensure the quality and performance of its products and suppliers, a significant quality or product issue, whether due to design, performance, manufacturing or supplier quality issue, could lead to warranty actions, scrapping of raw materials, finished goods or returned products, the deterioration in a customer relationship, or other action that could adversely affect warranty and quality costs, future sales and profitability.

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 67% of the Company’s consolidated net sales for fiscal 2022. The Company has international manufacturing operations in Belgium, Italy, the Netherlands and Switzerland. In addition, the Company has international distribution operations in Singapore, China, Australia, Japan, Italy, Belgium, and India. The Company’s international sales and operations are subject to a number of risks, including:

⇒	currency exchange rate fluctuations
⇒	export and import duties, changes to import and export regulations, and restrictions on the transfer of funds, including dividends
⇒	problems with the transportation or delivery of its products
⇒	issues arising from cultural or language differences
⇒	potential social and labor unrest as well as public health and political crises
⇒	longer payment cycles and greater difficulty in collecting accounts receivables
⇒	compliance with trade and other laws in a variety of jurisdictions
⇒	changes in tax law
⇒	compliance with the Foreign Corrupt Practices Act

These factors could adversely affect the Company’s business, results of operations or financial condition.

A material disruption at the Company’s manufacturing facility in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. The majority of the Company’s manufacturing, based on fiscal 2022 sales, came from its facility in Racine, Wisconsin. If operations at this facility were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions, labor force disruptions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes is adequate to reconstruct its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

The ability to service the requirements of debt depends on the ability to generate cash and/or refinance its indebtedness as it becomes due, and depends on many factors, some of which are beyond the Company’s control. The Company entered into a credit agreement on June 29, 2018. The Company’s ability to make payments on its indebtedness, including those under the credit agreement, and to fund planned capital expenditures, research and development efforts and other corporate expenses depends on the Company’s future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond its control. The Company cannot be certain that its business will generate sufficient cash flow from operations, or operating improvements will be realized or that future borrowings will be available to it in an amount sufficient to enable it to repay its indebtedness or to fund its other operating requirements. Significant delays in its planned capital expenditures may materially and adversely affect the Company’s future revenue prospects.

Any failure to meet debt obligations and financial covenants, and maintain adequate asset-based borrowing capacity could adversely affect the Company’s business and financial condition.  The Company’s three-year revolving credit facility expiring June 2025 is secured by certain personal property assets such as accounts receivable, inventory, and machinery and equipment.  Under this agreement, the Company’s borrowing capacity is based on the eligible balances of these assets and it is required to maintain sufficient asset levels at all times to secure its outstanding borrowings.  The Company is also required to comply with a total funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, and a minimum tangible net worth.  If the Company does not meet these financial covenants as specified under the agreement, the Company may require forbearance or relief from its financial covenant violations from its senior lender or be required to arrange alternative financing. Failure to obtain relief from financial covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

As of June 30, 2022, the Company had a borrowing capacity that exceeded its outstanding loan balance (see Note G, Debt, of the notes to the consolidated financial statements). Based on its annual financial plan, the Company believes that it will generate sufficient cash flow levels throughout fiscal 2023 to meet the required financial covenants under the agreements. However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods.

While the Company has obtained forgiveness of its Paycheck Protection Program Loan (“PPP loan”), it remains subject to audit under the program’s rules and any resulting adverse audit findings of non-compliance can result in the repayment of a portion or all of the PPP loan.  On April 17, 2020 the Company received proceeds of $8.2 million from a loan under the PPP of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which it has used to retain employees, maintain payroll and make lease and utility payments.  The Company accounted for the full proceeds as a loan.  It obtained formal forgiveness of the full amount of the loan on June 16, 2021, and accounted for the forgiveness as income from extinguishment of loan in its statement of operations for the year ended June 30, 2021.

While the loan has been formally forgiven, under the terms of the PPP Loan, the Company remains subject to an audit by the Small Business Administration (“SBA”) for a period of six years after forgiveness.  The audit is intended to confirm the Company’s eligibility for the PPP loan and the appropriateness of the PPP loan forgiveness. The Company is aware of the requirements of the PPP Loan and believes it is within the eligibility threshold and has used the loan proceeds in accordance with PPP loan forgiveness requirements. It has retained all necessary documentation in support of its eligibility, including gross receipts calculations, supporting payroll expenses and related information. However, no assurance is provided that the Company will satisfy fully all the requirements of an audit. If despite the Company’s actions and certification that it satisfied all eligibility requirements for the PPP loan, it is later determined that it violated applicable laws or was otherwise ineligible to receive the PPP loan, it may be required to repay the PPP loan in its entirety in a lump sum or be subject to additional penalties, which could result in adverse publicity and damage to the Company’s reputation. If these events were to transpire, they could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company carries a significant amount of intangible assets, but it may never fully realize the full value of these assets. The Company recorded significant non-cash goodwill impairment charges in fiscal 2020, as well as in prior fiscal years. As part of the acquisition of Veth Propulsion in July 2018, the Company acquired goodwill and intangible assets in the form of customer relationships, technology and knowhow and tradenames. In fiscal 2020, due to its assessment of the adverse economic consequences of the COVID-19 outbreak and the negative trends in its markets as explained in Note D, Intangible Assets, the Company recorded significant impairment charges, writing off all the goodwill in its books, as well as writing down some intangibles and other assets. In fiscal 2017 and 2016, when the Company’s markets were significantly adversely affected by the global oil and gas decline, it recorded significant impairment charges related to two of its prior acquisitions. Any deterioration in the industries or businesses of the Company may trigger future non-cash impairment charges, which may have a material adverse effect to the Company’s financial results.

The Company may experience negative or unforeseen tax consequences. The Company reviews the probability of the realization of its net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce the Company’s net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition. In fiscal 2021, the Company recorded a 100% allowance on its domestic deferred tax assets, totaling $24.4 million. In fiscal 2022, the allowance totaled $23.1 million.

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

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law in December 2017. The Tax Act made numerous changes to U.S. federal corporate tax law that the Company expects will impact its effective tax rate in future periods. The changes included in the Tax Act are broad and complex. The final impact of the Tax Act may differ from the Company’s current estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for U.S. federal income taxes or related interpretations in response to the Tax Act or any updates or changes to estimates the Company utilized to calculate the impact. Future changes in tax law in the United States or the various jurisdictions in which the Company operates and income tax holidays could have a material impact on the Company’s effective tax rate, foreign rate differential, future income tax expense and cash flows.

Security breaches and other disruptions could compromise the Company’s information system and expose the Company to liabilities, which would cause its business and reputation to suffer. In the ordinary course of its business, the Company collects and stores sensitive data, including its proprietary business information and that of its customers, suppliers and business partners, as well as personally identifiable information of its customers and employees, in its internal and external data centers, cloud services and on its networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, its information technology and infrastructure, and that of its partners, may be vulnerable to malicious attacks or breaches due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach or operational failure would compromise the Company’s networks and/or that of its partners and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory fines or penalties, including, among others, under the European Union’s General Data Privacy Regulation, disrupt the Company’s operations, damage its reputation and/or cause a loss of confidence in the Company’s products and services, which could adversely affect its business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Manufacturing Segment

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., one in Nivelles, Belgium, and one in Decima, Italy. The aggregate floor space of these four plants approximates 625,000 square feet. One of the Racine facilities also serves as the Company's corporate headquarters. The Company leases additional manufacturing, assembly and office facilities in, Sturtevant, Wisconsin, Lufkin, Texas, Limite sull’Arno, Italy, Papendrecht, Netherlands, Novazzano, Switzerland, and Decima, Italy.

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

Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10‑K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2022.

Name	Age	Position
John H. Batten	57	President and Chief Executive Officer
Jeffrey S. Knutson	57	Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

Officers are elected annually by the Board of Directors at the Board meeting held in conjunction with each Annual Meeting of the Shareholders. Each officer holds office until a successor is duly elected, or until he/she resigns or is removed from office.

John H. Batten, President and Chief Executive Officer. Effective October 2021, Mr. Batten was renamed President and Chief Executive Officer. Prior to that, Mr. Batten served as Chief Executive Officer since May 2019, President and Chief Executive Officer since July 2013, President and Chief Operations Officer since July 2008, Executive Vice President since October 2004, Vice President and General Manager – Marine Products since October 2001 and Commercial Manager – Marine since 1998. Mr. Batten joined Twin Disc in 1996 as an Application Engineer.

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

PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol TWIN.

	Fiscal Year Ended June 30, 2022		Fiscal Year Ended June 30, 2021
Quarter	High	Low	High	Low
First Quarter	$16.20	$9.40	$7.76	$4.66
Second Quarter	14.01	9.56	7.97	4.87
Third Quarter	18.20	10.45	10.35	7.35
Fourth Quarter	17.77	8.35	15.02	8.79

There were no dividend payments made in the fiscal years ended June 30, 2022 and 2021.

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 8, 2022, shareholders of record numbered 339.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 25, 2022 – April 29, 2022	0	NA	0	315,000
April 30, 2022 – May 27, 2022	0	NA	0	315,000
May 28, 2022 - June 30, 2022	0	NA	0	315,000
Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during fiscal 2021 and 2022. As of June 30, 2022, 315,000 shares remain authorized for purchase.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2022. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

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

Fiscal 2022 Compared to Fiscal 2021

Net Sales

Net sales for fiscal 2022 increased 11.1%, or $24.3 million, to $242.9 million from $218.6 million in fiscal 2021. The Company experienced a broad-based recovery in demand across most of the markets served, as the impact of the COVID-19 crisis on the Company’s global markets subsided. While market demand was strong through the year, supply chain disruption limited the Company’s ability to deliver product through the first three quarters of fiscal 2022. The Company was able to overcome many supply chain challenges in the fourth fiscal quarter of 2022, resulting in revenue of $76.0 million, an increase of $9.8 million or 14.8% compared to the prior year fourth fiscal quarter. Currency translation had an unfavorable impact on fiscal 2022 sales compared to the prior year totaling $8.5 million primarily due to the weakening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 13.4%, or $25.8 million, versus the same period last year. The largest improvement was seen at the Company’s North American manufacturing operations, which experienced a 30.7% increase in sales compared to fiscal 2021. The primary driver for this increase was a broad recovery in demand following the negative global economic impact of the COVID-19 pandemic. In particular, this operation saw a marked improvement in demand for its oil and gas related products, both new units and aftermarket volume. The Company’s Veth Propulsion operation in the Netherlands experienced a 4.6% decrease in sales in fiscal 2022, primarily the result of an unfavorable currency translation impact. In constant currency, this entity experienced a slight increase in sales (1.3%) as recovering market demand was hampered somewhat by supply chain challenges. The Company’s Italian manufacturing operations reported an 8.2% increase in sales from fiscal 2021, despite an unfavorable currency translation impact, thanks to a recovering European industrial market following the negative impact of the COVID-19 pandemic. The Company’s Belgian manufacturing operation saw an 11.3% decrease in sales in fiscal 2022 on an unfavorable foreign exchange impact and supply chain challenges limiting production. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 6.5% increase in sales, primarily due to a recovering European marine market.

Sales at our distribution segment were up 6.7%, or $6.7 million, compared to fiscal 2021, with improving global demand and product delivery from the manufacturing operations. The Company’s Asian distribution operation in Singapore, China and Japan experienced a 7.8% increase in sales due to the recovering global demand following the impacts of COVID-19, partially offset by an unfavorable currency translation impact. The Company’s European distribution operation saw essentially flat sales, as improving demand was offset by an unfavorable currency translation impact and supply chain challenges limiting shipment of goods from the production operations. The Company’s North American distribution operation was also relatively unchanged from fiscal 2021, as supply chain challenges offset an improving demand picture. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems primarily for the pleasure craft market, saw an 18.2% sales increase, driven by strong demand for the Company’s product in the pleasure craft market.

Net sales for the Company’s marine transmission, propulsion and boat management systems were up 6.1% in fiscal 2022 compared to the prior fiscal year. This increase reflects a general strengthening of the global economy following the negative impact of the COVID-19 pandemic in fiscal 2021. Strength was seen across the commercial, pleasure and defense components of the market. In the off-highway transmission market, the year-over-year increase of 11.1% can also be attributed primarily to the global recovery following the impact of the COVID-19 pandemic, with particular strength in North American aftermarket product sales for the oil and gas industry. Sale of the Company’s pressure pumping transmission systems into China also improved over the prior year. The increase experienced in the Company’s industrial products of 36.9% was also a function of the recovering global economy, along with the improving performance of the Company’s new Lufkin, Texas operation, which is focused on growing sales of industrial products.

Geographically, sales to the U.S. and Canada improved 26% in fiscal 2022 compared to fiscal 2021, representing 36% of consolidated sales for fiscal 2022 compared to 32% in fiscal 2021. The increase is primarily due to the impact of the economic recovery following the COVID-19 pandemic. Sales into the Asia Pacific market improved 8% compared to fiscal 2021 and represented approximately 23% of sales in fiscal 2022, compared to 24% in fiscal 2021. The increase in fiscal 2022 reflects a continued strong Australian pleasure craft market, continued demand for the Company’s oil and gas transmissions by the Chinese market and a general economic recovery following the COVID-19 pandemic. Sales into the European market declined approximately 6% from fiscal 2021 levels while accounting for 31% of consolidated net sales in fiscal 2021 compared to 37% of net sales in fiscal 2021. Despite strengthening demand, the region experienced significant supply chain challenges and an unfavorable currency exchange impact. See Note J, Business Segments and Foreign Operations, of the notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

Gross Profit

In fiscal 2022, gross profit improved $18.0 million, or 35.3%, to $68.8 million on a sales increase of $24.3 million. Gross profit as a percentage of sales increased 500 basis points in fiscal 2022 to 28.3%, compared to 23.3% in fiscal 2021. The table below summarizes the gross profit trend by quarter for fiscal years 2022 and 2021:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Year
Gross Profit:
($ millions)
2022	$13.4	$13.5	$17.7	$24.2	$68.8
2021	$9.7	$8.9	$14.0	$18.3	$50.9

% of Sales:
2022	28.2%	22.5%	29.8%	31.8%	28.3%
2021	21.0%	18.3%	24.2%	27.7%	23.3%

There were a number of factors that impacted the Company’s overall gross profit rate in fiscal 2022. Gross profit for the year was primarily impacted by improved volumes and a significantly more favorable product mix. This was driven by the global economic recovery following the impact of the COVID-19 pandemic and a significant increase in the sales of high-margin oil and gas transmissions and parts. The Company also experienced a net favorable improvement in margins from the recording of benefits related to COVID-19 relief programs of the U.S. and the Netherlands, totaling $1.4 million. The Company estimates the net favorable impact of increased volumes on gross margin in fiscal 2022 was approximately $5.7 million. The favorable shift in product mix, primarily related to the increased shipments of the Company’s high margin oil and gas transmission units and aftermarket products, had an estimated favorable impact of $9.6 million.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $60.1 million were up $4.3 million, or 7.8%, in fiscal 2022 compared to the prior fiscal year. As a percentage of sales, ME&A expenses decreased to 24.7% of sales versus 25.5% of sales in fiscal 2021. The increase in ME&A spending in fiscal 2022 compared to the prior year was driven by increased domestic salaries and benefits ($2.4 million), increased marketing activities ($0.4 million), additional engineering project spending ($0.5 million), increased travel expense ($0.4 million) and bad debt expense ($0.3 million), higher professional fees ($0.8 million), reduced benefit from the U.S. employee retention credit program ($0.7 million) and an inflationary impact estimated at $2.0 million. These increases were partially offset by an increase in the receipt of Dutch COVID-19 subsidy payments ($1.2 million), the absence of a prior year one-off product issue ($0.8 million) and an exchange driven decrease ($1.2 million).

Restructuring of Operations

During the course of fiscal 2022, the Company incurred $1.0 million in restructuring charges. These charges relate to a continued restructuring program at the Company’s Belgian operation to focus resources on core manufacturing process, while allowing for savings on the outsourcing of non-core processes. In fiscal 2021, the Company incurred $7.4 million in restructuring charges. These charges relate to the Belgian restructuring program just mentioned ($2.3 million), an impairment charge of the Company’s corporate office building ($4.3 million), and other restructuring activities at the company’s domestic and European operations ($0.8 million). Restructuring activities since June 2015 have resulted in the elimination of 254 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through June 30, 2022 were $16,226.

Income from Extinguishment of Loan

During the fourth fiscal quarter of fiscal 2021, the Company received formal forgiveness of its PPP Loan in the amount of $8.2 million. The Company recorded $8.2 million in income from extinguishment of loan in its consolidated statement of operations in fiscal 2021. See Note G, Debt, of the notes to the consolidated financial statements for additional information on the PPP loan.

Interest Expense

Interest expense of $2.1 million for fiscal 2022 was $0.3 million lower than fiscal 2021 on a relatively stable average interest rate and a lower average balance on the domestic revolver.

Other income (expense), net

In fiscal 2022, other income, net, of $1.3 million improved by $4.7 million from a prior fiscal year other expense, net, of ($3.4 million). This change is primarily due to the impact of currency movements related to the euro and Asian currencies.

Income Taxes

The effective tax rate for fiscal 2022 is 17.8% compared to -200.0% for fiscal 2021. During the prior fiscal year, the Company received full forgiveness of its PPP loan which resulted in an increase to the effective tax rate of 17.5%.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. In fiscal 2021, the Company evaluated the likelihood of whether the net domestic deferred tax assets would be realized and concluded that it is more likely than not that all of deferred tax assets would not be realized. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, a valuation allowance in the amount of $24.4 million, was included in income tax expense (benefit) on the consolidated statement of operations, for fiscal year 2021. In fiscal year 2022, the valuation allowance was $23.1 million,

Order Rates

As of June 30, 2022, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $101.2 million or approximately 44% higher than the six-month backlog of $70.3 million as of June 30, 2021. The increased backlog is primarily attributable to the improvement in order rates throughout the fiscal year resulting from the global economic recovery following the negative impact of the COVID-19 pandemic.

Liquidity and Capital Resources

Fiscal Years 2022 and 2021

The net cash used by operating activities in fiscal 2022 totaled $8.3 million, a change of ($14.8 million) from the prior fiscal year cash provided by operating activities of $6.5 million. The negative operating cash flow was created primarily by an increase to inventory ($12.2 million) and trade accounts receivable ($5.9 million) compared to the prior year end. The increased inventory is the result of the global volume increase, along with rampant supply chain disruptions creating imbalanced inventory at our operations. These disruptions were mitigated somewhat during the fourth quarter, but remain a significant challenge. The increase in trade accounts receivable reflects a very strong shipping month in June, with collection to follow in fiscal 2023. These increases were partially offset by an increase in accrued liabilities compared to the prior year end.

The net cash provided by investing activities for fiscal 2022 primarily represents the proceeds from the sale of real property in Switzerland and Italy ($9.5 million), partially offset by capital spending activity totaling $4.7 million. The capital spending amount reflects a continued focus on cash conservation as we navigated through the extreme economic uncertainty brought on by the COVID-19 pandemic, along with extended lead times on equipment resulting from global supply chain challenges.

The net cash provided by financing activities relates primarily to borrowings of long-term debt ($3.9 million), partially offset by payments for withholding taxes on stock compensation ($0.5 million), payments on finance lease obligations ($0.9 million) and dividends paid to a non-controlling interest ($0.2 million). During fiscal 2022, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

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

The Fifth Amendment provides the Company with relief from its Total Funded Debt to EBITDA ratio financial covenant under the Credit Agreement through (and including) the earlier of June 30, 2021 or a date selected by the Company. During the financial covenant relief period:

●	The “Applicable Margin” to be applied to Revolving Loans, the Term Loan, and the Commitment/Facility Fee increased to 3.25%, 3.875%, and 0.20%, respectively.

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

The Company entered into the Forbearance Agreement because the Company was not in compliance with its financial covenant to maintain a minimum EBITDA of at least $2.5 million for the three fiscal quarters ended as of December 25, 2020. In the Forbearance Agreement, the Bank agreed to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with the minimum EBITDA covenant during the period (the “Forbearance Period”) commencing January 27, 2021 and ending on the earlier of (i) September 30, 2021, and (ii) the date on which a default under the Forbearance Agreement or Credit Agreement occurs. During the Forbearance Period, the Bank agreed to continue to honor requests of the Company for draws on the revolving note provided by the Bank under the Credit Agreement, except that the revolving credit commitment was reduced from $45.0 million to $42.5 million during the Forbearance Period.

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

The Amended and Restated Forbearance Agreement extended the Forbearance Period through February 28, 2022, or if earlier, through the date on which a default under the Amended and Restated Forbearance Agreement or Credit Agreement occurs. During the extended Forbearance Period, the Bank agreed to continue to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with its minimum EBITDA covenants. The Amended and Restated Forbearance Agreement also made certain adjustments to the Credit Agreement, including:

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

On February 28, 2022, the Company entered into a Second Amended and Restated Forbearance Agreement and Amendment No. 8 to Credit Agreement (the “Second Amended and Restated Forbearance Agreement”) that amended the Credit Agreement dated as of June 29, 2018, as amended between the Company and the Bank.

The Second Amended and Restated Forbearance Agreement extended the Forbearance Period through June 30, 2022, or if earlier, through the date on which a default under the Amended and Restated Forbearance Agreement or Credit Agreement occurs. During the extended Forbearance Period, the Bank continued to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with its minimum EBITDA covenants. The Second Amended and Restated Forbearance Agreement also made certain adjustments to the Credit Agreement, including:

●

Reduced the portion of the Borrowing Base that is based on Eligible Inventory from the lesser of $35,000,000 or 50% of the value of Eligible Inventory to the lesser of $30,000,000 or 50% of the value of Eligible Inventory. This change was already in effect under the terms of the Amended and Restated Forbearance Agreement, due to the Company’s previously reported sale of its manufacturing facility in Novazzano, Switzerland for a gross sales price of approximately $10,000,000, resulting in Net Cash Proceeds (as defined in the Amended and Restated Forbearance Agreement) of approximately $8,700,000 (the “Rolla Disposition”) and repatriation of approximately $7,000,000 of those Net Cash Proceeds (the “Rolla Repatriation”).

●

Reduced the Revolving Credit Commitment from a maximum of $42,500,000 to a maximum of $40,000,000. This change was also already in effect under the terms of the Amended and Restated Forbearance Agreement due to the Rolla Disposition and Rolla Repatriation.

The Company also executed a Third Amended and Restated Revolving Note with the Bank, reflecting the maximum Revolving Credit Commitment of $40,000,000.

On June 30, 2022, the Company entered into Amendment No. 9 to Credit Agreement (the “Ninth Amendment”) that amends and extends the Credit Agreement dated as of June 29, 2018, as amended (the “Credit Agreement”) between the Company and the Bank.

Pursuant to the Credit Agreement, as in effect prior to the Ninth Amendment, the Bank made a Term Loan to the Company in the principal amount of $20,000,000, and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate and subject to a Borrowing Base, $40,000,000 (the “Revolving Credit Commitment”). The Credit Agreement also allows the Company to obtain Letters of Credit from the Bank, which if drawn upon by the beneficiary thereof and paid by the Bank, would become Revolving Loans.

The Ninth Amendment extended the Credit Agreement through June 30, 2025. Prior to the Ninth Amendment, the Credit Agreement was scheduled to terminate as of June 30, 2023.

The Ninth Amendment also formally terminated the January 27, 2021 Forbearance Agreement, which had been entered into because the Company had not been in compliance with a requirement to maintain a minimum EBITDA of $2,500,000 for the three fiscal quarters ended as of December 25, 2020. The Bank also waived the Company’s compliance with the minimum EBITDA requirements under the Credit Agreement and any Event of Default associated with the Company’s noncompliance with the minimum EBITDA requirements.

The Ninth Amendment also replaced LIBOR-based interest rates with different benchmark rates based on the secured overnight financing rate (“SOFR”) or the euro interbank offered rate (the “EURIBO Rate”). Loans under the Credit Agreement are designated either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin, or “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin. Amounts drawn on a Letter of Credit that are not timely reimbursed to the Bank bear interest at a Base Rate plus an Applicable Margin. The Company also pays a commitment fee on the average daily Unused Revolving Credit Commitment equal to an Applicable Margin.

The Ninth Amendment also reduced the Applicable Margins from the rates that had been in effect during the period of the Forbearance Agreement. During the period covered by the Forbearance Agreement, the Applicable Margins for Revolving Loans, Term Loans, and the Unused Revolving Credit Commitment were 3.25%, 3.875%, and .20%, respectively. Under the Ninth Amendment, the Applicable Margins are between 1.25% and 2.75% for Revolving Loans and Letters of Credit; 1.375% and 2.875% for Term Loans; and .10% and .15% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Ninth Amendment also revised the Company’s financial covenants under the Credit Agreement. The Company’s Total Funded Debt to EBITDA ratio (for which the Bank provided relief during period covered by the Forbearance Agreement) may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. The Company’s Tangible Net Worth may not be less than $100,000,000 plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2023.

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

Upon the occurrence of an Event of Default, BMO may take the following actions upon written notice to the Company: (1) terminate its remaining obligations under the Credit Agreement; (2) declare all amounts outstanding under the Credit Agreement to be immediately due and payable; and (3) demand the Company to immediately Cash Collateralize L/C Obligations in an amount equal to 105% of the aggregate L/C Obligations or a greater amount if BMO determines a greater amount is necessary. If such Event of Default is due to the Company’s bankruptcy, the Bank may take the three actions listed above without notice to the Company.

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

The Company’s balance sheet remains strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for its near-term needs. The Company had approximately $17.0 million of available borrowings under the Credit Agreement as of June 30, 2022. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of June 30, 2022, the Company also had cash of $12.5 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2023, the Company expects to contribute $0.6 million to its defined benefit pension plans, the minimum contribution required.

Net working capital increased $10.0 million, or 8.8%, during fiscal 2022 and the current ratio (calculated as total current assets divided by total current liabilities) increased from 2.4 at June 30, 2021 to 2.5 at June 30, 2022. The increase in net working capital was primarily the result of an increase to inventory ($9.1 million) resulting from growing demand and supply chain imbalances. Other increases included trade receivables ($6.0 million - due to increased sales volume in the fourth quarter), lower trade payables ($2.5 million) and slightly higher other current assets ($0.8 million). These increases were partially offset by a reduction in the current portion of assets held for sale ($6.6 million – due primarily to the sale of a Swiss property) and increased accrued expenses ($5.0 million).

The Company expects capital expenditures to be approximately $12 million - $15 million in fiscal 2022. These anticipated expenditures reflect the Company’s plans to invest in modern equipment to drive efficiencies, quality improvements and cost reductions.

Management believes that available cash, the credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Contractual Obligations

The Company's significant contractual obligations as of June 30, 2022 are discussed in Note H “Lease Obligations” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2022 Annual Report on Form 10-K.  There are no material undisclosed guarantees.  As of June 30, 2022, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note M “Pension and Other Postretirement Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2022 Annual Report on Form 10-K.  Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.3 million in 2022 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured. In fiscal 2023, the Company expects to contribute $0.6 million to its defined benefit pension plans, the minimum contribution required.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date. The approach used to determine the annual assumptions are as follows:

●

Discount Rate – based on the Willis Towers Watson BOND:Link model at June 30, 2022 as applied to the expected payouts from the pension plans. This yield curve is made up of Corporate Bonds rated AA or better.

●

Expected Return on Plan Assets – based on the expected long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers historical returns earned on the funds.

●	Compensation Increase – reflect the long-term actual experience, the near-term outlook and assumed inflation.
●

Retirement and Mortality Rates – based upon the Society of Actuaries PRI-2012 base tables for annuitants and non-annuitants, adjusted for generational mortality improvement based on the Society of Actuaries modified MP-2021 projection scale.

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

Income Taxes and Valuation Allowances

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company considers such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Based on the above criteria the Company has determined that a full valuation allowance is appropriate as relates to its domestic operations. A full domestic valuation allowance of $24.4 million has been recognized in fiscal 2022. The recognition of a valuation allowance does not affect the availability of the tax credits as the Company realizes earnings.

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

See Consolidated Financial Statements and Financial Statement Schedule.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework (2013 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2022.

RSM US LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2022, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2022, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Registrant, see "Information About Our Executive Officers" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which is incorporated into this report by reference. The Company’s Code of Ethics, entitled, “Guidelines for Business Conduct and Ethics,” is included on the Company’s website, www.twindisc.com. If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which is incorporated into this report by reference.

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, see “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation" and "Director Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2022, is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding security ownership of certain beneficial owners and management, see the Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2022 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 27, 2022, which is incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 27, 2022 under the headings “Fees to Independent Registered Public Accounting Firm” and “Pre-approval Policies and Procedures.”

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

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm, RSM US LLP, Milwaukee, Wisconsin, PCAOB ID #49	27-29

Consolidated Balance Sheets as of June 30, 2022 and 2021	30

Consolidated Statements of Operations and Comprehensive Loss for the years ended June 30, 2022 and 2021	31

Consolidated Statements of Cash Flows for the years ended June 30, 2022 and 2021	32

Consolidated Statements of Changes in Equity for the years ended June 30, 2022 and 2021	33

Notes to Consolidated Financial Statements	34-63

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	64

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated:

Opinion on the Internal Control Over Financial Reporting

We have audited Twin Disc, Incorporated's (the Company) internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated September 8, 2022 expressed an unqualified opinion.

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

September 8, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twin Disc, Incorporated (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended June 30, 2022, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 8, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Deferred Tax Asset Valuation Allowance

As described in Note N to the consolidated financial statements the Company’s gross deferred tax asset and valuation allowance was approximately $28,526,000 and $23,097,000, respectively, as of June 30, 2022. The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. In evaluating the realizability of deferred tax assets in future periods, the available positive and negative evidence, including projected future taxable income exclusive of reversing temporary differences, history of book losses, tax planning strategies, and results of recent operations, are considered.

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

Milwaukee, Wisconsin

September 8, 2022

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2022 and 2021

(In thousands, except share amounts)

	2022	2021

ASSETS
Current assets:
Cash	$12,521	$12,340
Trade accounts receivable, net	45,452	39,491
Inventories	127,109	114,967
Assets held for sale	2,968	9,539
Prepaid expenses	7,756	5,704
Other	8,646	9,926
Total current assets	204,452	191,967

Property, plant and equipment, net	41,615	45,463
Right-of-use assets operating leases	12,685	14,736
Intangible assets, net	13,010	17,480
Deferred income taxes	2,178	2,511
Other assets	2,583	3,256

Total assets	$276,523	$275,413

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	28,536	31,011
Accrued liabilities	50,542	45,549
Total current liabilities	81,078	78,560

Long-term debt	34,543	30,085
Lease obligations	10,575	12,887
Accrued retirement benefits	9,974	11,176
Deferred income taxes	3,802	5,045
Other long-term liabilities	5,363	7,000

Total liabilities	145,335	144,753

Commitments and contingencies (Note O)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,551	40,972
Retained earnings	135,031	126,936
Accumulated other comprehensive loss	(32,086)	(22,615)
	145,496	145,293
Less treasury stock, at cost (960,459 and 984,139 shares, respectively)	14,720	15,083

Total Twin Disc shareholders' equity	130,776	130,210

Noncontrolling interest	412	450

Total equity	131,188	130,660

Total liabilities and equity	$276,523	$275,413

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended June 30, 2022 and 2021

(In thousands, except per share amounts)

	2022	2021

Net sales	$242,913	$218,581
Cost of goods sold	174,101	167,724
Gross profit	68,812	50,857

Marketing, engineering and administrative expenses	60,085	55,750
Restructuring expenses	973	7,377
Other operating income	(3,282)	-
Income (loss) from operations	11,036	(12,270)

Other income (expense):
Interest expense	(2,128)	(2,358)
Income from extinguishment of loan	-	8,200
Other income (expense), net	1,321	(3,411)
	(807)	2,431

Income (loss) before income taxes and noncontrolling interest	10,229	(9,839)

Income tax expense	1,823	19,680

Net income (loss)	8,406	(29,519)

Less: Net earnings attributable to noncontrolling interest, net of tax	(311)	(200)

Net income (loss) attributable to Twin Disc	$8,095	$(29,719)

Income (loss) per share data:
Basic loss per share attributable to Twin Disc common shareholders	$0.61	$(2.24)
Diluted loss per share attributable to Twin Disc common shareholders	$0.60	$(2.24)

Weighted average shares outstanding data:
Basic shares outstanding	13,353	13,247
Dilutive stock awards	29	-

Diluted shares outstanding	13,382	13,247

Comprehensive loss
Net income (loss)	$8,406	$(29,519)
Foreign currency translation adjustment	(11,593)	5,639
Benefit plan adjustments, net of income taxes of $7 and $3,791, respectively	(263)	12,113
Unrealized gain on hedges, net of income taxes of $0 and 235, respectively	2,250	760
Comprehensive loss	(1,200)	(11,007)
Less: Comprehensive income (loss) attributable to noncontrolling interest	176	(101)

Comprehensive loss attributable to Twin Disc	$(1,024)	$(11,108)

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2022 and 2021

(In thousands)

	2022	2021
Cash flows from operating activities:
Net income (loss)	$8,406	$(29,519)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	9,547	11,243
Gain on sale of assets	(3,126)	-
Income from extinguishment of loan	-	(8,200)
Restructuring of operations	(1,328)	6,619
Stock compensation expense	2,428	2,154
Provision for deferred income taxes	(849)	17,655
Other, net	201	798
Changes in operating assets and liabilities
Trade accounts receivable	(8,405)	(7,810)
Inventories	(18,552)	9,063
Other assets	(3,081)	(5,007)
Accounts payable	(638)	4,606
Accrued liabilities	8,581	7,058
Accrued retirement benefits	(1,497)	(2,132)

Net cash (used) provided by operating activities	(8,312)	6,528

Cash flows from investing activities:
Capital expenditures	(4,729)	(4,464)
Proceeds on note receivable	500	1,500
Proceeds from sale of plant assets	9,455	102
Proceeds from life insurance policy	-	253
Other, net	675	(133)

Net cash provided (used) by investing activities	5,901	(2,742)

Cash flows from financing activities:
Borrowings under revolving loan agreement	104,473	76,335
Repayments under revolving loan agreement	(95,704)	(78,370)
Repayments of long-term borrowings	(3,081)	(1,091)
Payments of finance lease obligations	(933)	(747)
Payments of withholding taxes on stock compensation	(487)	(224)
Dividends paid to noncontrolling interest	(214)	(220)

Net cash provided (used) by financing activities	4,054	(4,317)

Effect of exchange rate changes on cash	(1,462)	2,183

Net change in cash	181	1,652

Cash:
Beginning of year	12,340	10,688

End of year	$12,521	$12,340

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,254	$2,366
Income taxes	3,190	3,257

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended June 30, 2022 and 2021

(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2020	$42,756	$156,655	$(41,226)	$(18,796)	$569	$139,958

Net (loss) income		(29,719)			200	(29,519)
Translation adjustments			5,738		(99)	5,639
Benefit plan adjustments, net of tax			12,113			12,113
Unrealized loss on hedges, net of tax			760			760
Cash dividends					(220)	(220)
Compensation expense	2,154					2,154
Shares (acquired) issued, net	(3,938)			3,713		(225)

Balance at June 30, 2021	40,972	126,936	(22,615)	(15,083)	450	130,660

Net income		8,095			311	8,406
Translation adjustments			(11,458)		(135)	(11,593)
Benefit plan adjustments, net of tax			(263)			(263)
Unrealized loss on hedges, net of tax			2,250			2,250
Cash dividends					(214)	(214)
Compensation expense	2,428					2,428
Shares (acquired) issued, net	(849)			363		(486)

Balance at June 30, 2022	$42,551	$135,031	$(32,086)	$(14,720)	$412	$131,188

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

Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

Consolidation Principles‑‑The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly-owned domestic and foreign subsidiaries. In fiscal 2021, certain subsidiaries changed their reporting periods to conform to the Company’s fiscal year end. The impact of aligning to the corporate reporting period is not material to the consolidated results. All significant intercompany transactions have been eliminated.

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

Translation of Foreign Currencies‑‑The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is included in equity. Gains and losses from foreign currency transactions are included in earnings. Included in other (expense) income are foreign currency transaction gain (losses) of $714 and ($2,108) in fiscal 2022 and 2021, respectively.

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

Accounts Receivable--These represent trade accounts receivable and are stated net of an allowance for doubtful accounts of $1,741 and $1,870 at June 30, 2022 and 2021, respectively. The Company records an allowance for doubtful accounts for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. Various factors may adversely impact its customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain. While the Company believes current allowances for doubtful accounts are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable and accounts payable approximate fair value because of the immediate short-term maturity of these financial instruments. If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as defined in Note M, Pension and Other Postretirement Benefit Plans. The Company’s borrowings under the revolving loan agreement, which is classified as long-term debt and consists of loans that are routinely borrowed and repaid throughout the year, approximate fair value at June 30, 2022. The Company’s term loan borrowing, which is SOFR-based, approximates fair value at June 30, 2022. If measured at fair value in the financial statements, long-term debt (including any current portion) would be classified as Level 2 in the fair value hierarchy.

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

Assets Held for Sale are carried at fair value less costs to sell, or net book value, whichever is lower. The Company ceases to record depreciation expense at the time of designation as held for sale. During fiscal 2021, the Company classified certain properties as held for sale and recorded impairment charges of $4,267. During fiscal 2022, the Company sold certain assets held for sale and record a net gain of $2,939. See Note P, Restructuring of Operations and Income from Extinguishment of Loan, for additional information.

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

Right of Use Lease Assets‑‑In accordance with ASC 842, the Company’s leases, with lease periods longer than twelve months, are recorded on the consolidated balance sheets. These leases primarily consist of office and warehouse facilities, as well as production and office equipment.

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

Intangible Assets-- Intangible assets primarily consist of customer relationships, technology and know-how, and tradenames, all of which are definite-lived. They were initially valued at fair value at acquisition, and are amortized over their respective useful lives on the basis of straight line or accelerated, as appropriate.

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

b.

In December 2019, the FASB issued guidance (ASU 2019-12) intended to simplify the accounting for income taxes. The amendments in this guidance are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021 (the Company’s fiscal 2022), with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on the Company’s disclosures.

c.

In March 2021 and January 2022, the FASB issued guidance (ASU 2021-04 and ASU 2022-01, respectively), intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments in this guidance are effective beginning on March 12, 2021, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is working with its lender and currently evaluating the potential impact of this guidance on the Company’s financial statements and disclosures.

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2022. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

B. INVENTORIES

The major classes of inventories at June 30 were as follows:

	2022	2021
Finished parts	$65,789	$59,761
Work in process	19,801	17,908
Raw materials	41,519	37,298
	$127,109	$114,967

Inventories stated on a LIFO basis represent approximately 44% and 45% of total inventories at June 30, 2022 and 2021, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $27,797 and $25,969 at June 30, 2022 and 2021, respectively. Inventories were reduced during 2021, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (“LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. There was no LIFO decrement for the year ended June 30, 2022. For the year ended June 30, 2021, the effect of this LIFO decrement decreased cost of goods sold by $1,105.

The Company had reserves for inventory obsolescence of $11,557 and $10,279 at June 30, 2022 and 2021, respectively.

C. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows:

	2022	2021
Land	$2,163	$3,858
Buildings	31,935	30,317
Machinery and equipment	146,054	150,872
	180,152	185,047
Less: accumulated depreciation	(138,537)	(139,584)
	$41,615	$45,463

Included in the above amounts are finance lease right-of-use assets of $4,805 and $5,244 for the years ended June 30, 2022 and 2021, respectively.

Depreciation expense for the years ended June 30, 2022 and 2021 was $6,374 and $7,853, respectively.

D. INTANGIBLE ASSETS

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2020	$39,245	$(20,272)	$18,973	$11,554	$5,784	$1,388	$247
Addition	833	-	833	-	-	-	833
Amortization	-	(3,390)	(3,390)	(1,880)	(1,226)	(184)	(100)
Translation adjustment	1,064	-	1,064	647	325	78	14
Balance at June 30, 2021	41,142	(23,662)	17,480	10,321	4,883	1,282	994
Addition	421	-	421	-	-	-	421
Amortization	-	(3,173)	(3,173)	(1,605)	(1,163)	(174)	(231)
Translation adjustment	(1,718)	-	(1,718)	(1,080)	(482)	(136)	(20)
Balance at June 30, 2022	$39,845	$(26,835)	$13,010	$7,636	$3,238	$972	$1,164

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense for the years ended June 30, 2022 and 2021 was $3,173 and $3,390, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows:

Fiscal Year
2023	2,880
2024	2,741
2025	2,590
2026	1,354
2027	1,235
Thereafter	2,210

The changes in the carrying amount of goodwill (impairment charges) are summarized as follows:

	Net Book Value Rollforward			Net Book Value By Reporting Unit
	Gross Carrying Amount	Accumulated Impairment	Net Book Value	European Propulsion	European Industrial
Balance at June 30, 2020	$39,202	$(39,202)	$-	$-	$-
Translation adjustment	-	-	-	-	-
Balance at June 30, 2021	39,202	(39,202)	-	-	-
Translation adjustment	-	-	-	-	-
Balance at June 30, 2022	$39,202	$(39,202)	$-	$-	$-

E. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows:

	2022	2021
Customer deposits	$17,151	$13,124
Salaries and wages	11,272	10,022
Warranty	2,724	3,448
Distributor rebates	2,627	3,190
Retirement benefits	1,738	1,769
Other	15,030	13,996
	$50,542	$45,549

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

	2022	2021

Reserve balance, July 1	$4,369	$4,460
Current period expense and adjustments	1,570	3,590
Payments or credits to customers	(2,501)	(3,742)
Translation adjustment	(109)	61
Reserve balance, June 30	$3,329	$4,369

The current portion of the warranty accrual ($2,724 and $3,448 for fiscal 2022 and 2021, respectively) is reflected in accrued liabilities, while the long-term portion ($605 and $921 for fiscal 2022 and 2021, respectively) is included in other long-term liabilities on the consolidated balance sheets.

G. DEBT

Long-term debt consisted of the following at June 30:

	2022	2021
Credit Agreement Debt
Revolving loans (expire June 2025)	$22,968	$15,415
Term loan (due March 2026)	13,500	16,500
Other	75	170
Subtotal	36,543	32,085
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$34,543	$30,085

Credit Agreement Debt:

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

On February 28, 2022, the Company entered into a Second Amended and Restated Forbearance Agreement and Amendment No. 8 to Credit Agreement (the “Second Amended and Restated Forbearance Agreement”) that amended the Credit Agreement dated as of June 29, 2018, as amended between the Company and the Bank.

The Second Amended and Restated Forbearance Agreement extended the Forbearance Period through June 30, 2022, or if earlier, through the date on which a default under the Amended and Restated Forbearance Agreement or Credit Agreement occurs. During the extended Forbearance Period, the Bank continued to forbear from exercising its rights and remedies against the Company under the Credit Agreement with respect to the Company’s noncompliance with its minimum EBITDA covenants. The Second Amended and Restated Forbearance Agreement also made certain adjustments to the Credit Agreement, including:

●

Reduced the portion of the Borrowing Base that is based on Eligible Inventory from the lesser of $35,000,000 or 50% of the value of Eligible Inventory to the lesser of $30,000,000 or 50% of the value of Eligible Inventory. This change was already in effect under the terms of the Amended and Restated Forbearance Agreement, due to the Company’s previously reported sale of its manufacturing facility in Novazzano, Switzerland for a gross sales price of approximately $10,000,000, resulting in Net Cash Proceeds (as defined in the Amended and Restated Forbearance Agreement) of approximately $8,700,000 (the “Rolla Disposition”) and repatriation of approximately $7,000,000 of those Net Cash Proceeds (the “Rolla Repatriation”).

●

Reduced the Revolving Credit Commitment from a maximum of $42,500,000 to a maximum of $40,000,000. This change was also already in effect under the terms of the Amended and Restated Forbearance Agreement due to the Rolla Disposition and Rolla Repatriation.

The Company also executed a Third Amended and Restated Revolving Note with the Bank, reflecting the maximum Revolving Credit Commitment of $40,000,000.

On June 30, 2022, the Company entered into Amendment No. 9 to Credit Agreement (the “Ninth Amendment”) that amends and extends the Credit Agreement dated as of June 29, 2018, as amended (the “Credit Agreement”) between the Company and BMO.

Pursuant to the Credit Agreement, as in effect prior to the Ninth Amendment, the Bank made a Term Loan to the Company in the principal amount of $20,000,000, and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate and subject to a Borrowing Base, $40,000,000 (the “Revolving Credit Commitment”). The Credit Agreement also allows the Company to obtain Letters of Credit from the Bank, which if drawn upon by the beneficiary thereof and paid by the Bank, would become Revolving Loans.

The Ninth Amendment extended the Credit Agreement through June 30, 2025. Prior to the Ninth Amendment, the Credit Agreement was scheduled to terminate as of June 30, 2023.

The Ninth Amendment also formally terminated the January 27, 2021 Forbearance Agreement, which had been entered into because the Company had not been in compliance with a requirement to maintain a minimum EBITDA of $2,500,000 for the three fiscal quarters ended as of December 25, 2020. The Bank also waived the Company’s compliance with the minimum EBITDA requirements under the Credit Agreement and any Event of Default associated with the Company’s noncompliance with the minimum EBITDA requirements.

The Ninth Amendment also replaced LIBOR-based interest rates with different benchmark rates based on the secured overnight financing rate (“SOFR”) or the euro interbank offered rate (the “EURIBO Rate”). Loans under the Credit Agreement are designated either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin, or “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin. Amounts drawn on a Letter of Credit that are not timely reimbursed to the Bank bear interest at a Base Rate plus an Applicable Margin. The Company also pays a commitment fee on the average daily Unused Revolving Credit Commitment equal to an Applicable Margin.

The Ninth Amendment also reduced the Applicable Margins from the rates that had been in effect during the period of the Forbearance Agreement. During the period covered by the Forbearance Agreement, the Applicable Margins for Revolving Loans, Term Loans, and the Unused Revolving Credit Commitment were 3.25%, 3.875%, and .20%, respectively. Under the Ninth Amendment, the Applicable Margins are between 1.25% and 2.75% for Revolving Loans and Letters of Credit; 1.375% and 2.875% for Term Loans; and .10% and .15% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Ninth Amendment also revised the Company’s financial covenants under the Credit Agreement. The Company’s Total Funded Debt to EBITDA ratio (for which the Bank provided relief during period covered by the Forbearance Agreement) may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. The Company’s Tangible Net Worth may not be less than $100,000,000 plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2023.

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

In accounting for the terms of the PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, it recorded the proceeds of the PPP Loan of $8,200 as debt and it will derecognize the liability when the loan is paid off or it has obtained forgiveness. The Company believes that the possibility of loan forgiveness is to be regarded as a contingent gain and therefore did not recognize the gain (and derecognize the loan) until all uncertainty was removed (i.e., all conditions for forgiveness are met). The Company applied for forgiveness, and on June 16, 2021, it was notified by BMO that the SBA remitted funds to BMO to repay the PPP Loan in full, evidencing that the PPP Loan was fully forgiven. The Company removed the balance of the PPP Loan from its consolidated balance sheet and recorded $8,200 in income from extinguishment of loan in its consolidated statement of operations in fiscal 2021.

While the loan has been formally forgiven, under the terms of the PPP Loan, the Company remains subject to an audit by the SBA for a period of six years after forgiveness. The audit is intended to confirm the Company’s eligibility for the PPP loan and the appropriateness of the PPP loan forgiveness. In accordance with ASC 450 Contingencies, the Company assessed the probability of failing the audit and being required to repay all or any portion of the PPP Loan. The Company is aware of the requirements and has retained all necessary documentation in support of its eligibility, including gross receipts calculations, supporting payroll expenses and related information. The Company believes that it has materially complied with all the requirements of the PPP and reasonably assured it would satisfy the requirements of an audit.

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

During fiscal year 2022, the average interest rate was 4.10% on the Term Loan, and 4.23% on the Revolving Loans.

As of June 30, 2022, the Company’s borrowing capacity under the terms of the Credit Agreement was approximately $40,662 and the Company had approximately $17,032 of available borrowings.

The Company’s borrowings described above approximates fair value at June 30, 2022 and June 30, 2021. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an outstanding notional amount of $13,500 as of June 30, 2022, and maturing on March 2026. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note R, Derivative Financial Instruments.

During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign companies. Effective upon the designation, all changes in fair value of the euro Revolving Loan are reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. This net investment hedge is included in the disclosures in Note R, Derivative Financial Instruments.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year
2023	$2,038
2024	2,014
2025	24,968
2026	5,500
2027	-
Thereafter	22
$34,543

Other lines of credit:

The Company has established unsecured lines of credit, which may be withdrawn at the option of the banks.  Under these arrangements, the Company has unused and available credit lines of $1,049 with a weighted average interest rate of 5.7% as of June 30, 2022, and $1,535 with a weighted average interest rate of 5.6% as of June 30, 2021.

H. LEASE OBLIGATIONS

The following table provides a summary of leases recorded on the consolidated balance sheet at June 30.

	Balance Sheet Location	2022	2021
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$12,685	$14,736
Finance lease right-of-use assets	Property, plant and equipment, net	4,805	5,244

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$2,127	$1,870
Operating lease liabilities	Lease obligations	10,575	12,887
Finance lease liabilities	Accrued liabilities	576	541
Finance lease liabilities	Other long-term liabilities	4,440	4,836

The components of lease expense for the years ended June 30 were as follows:

	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$650	$580
Interest on lease liabilities	277	273
Operating lease cost	2,908	2,795
Short-term lease cost	98	24
Variable lease cost	173	159
Total lease cost	4,106	3,831
Less: Sublease income	(75)	(154)
Net lease cost	$4,031	$3,677

Other information related to leases was as follows:

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,050	$3,022
Operating cash flows from finance leases	277	273
Financing cash flows from finance leases	933	747
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	1,192	1,481
Finance leases	406	4,814
Weighted average remaining lease term (years):
Operating leases	8.7	9.8
Finance lease	11.3	12.0
Weighted average discount rate:
Operating leases	7.1%	7.2%
Finance leases	5.1%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of June 30, 2022 were as follows:

	Operating Leases	Finance Leases
2023	$2,941	$855
2024	2,378	821
2025	1,539	578
2026	1,404	512
2027	1,130	457
Thereafter	7,742	3,376
Total future lease payments	17,134	6,598
Less: Amount representing interest	(4,432)	(1,582)
Present value of future payments	$12,702	$5,016

I. SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2022 and 2021 was 13,672,343 and 13,648,663, respectively. At June 30, 2022 and 2021, treasury stock consisted of 960,459 and 984,139 shares of common stock, respectively. The Company issued 57,204 and 249,480 shares of treasury stock in fiscal 2022 and 2021, respectively, to fulfill its obligations under its incentive compensation plans. The Company also recorded forfeitures of 29,810 and 6,809 shares of previously issued restricted stock in fiscal 2022 and 2021, respectively. The difference between the cost of treasury shares and the option price is recorded in common stock.

Under an authorization given by the Board of Directors on July 27, 2012, the Company is permitted to make open market purchases of its common stock.  The Company did not make any open market purchases during the two most recent fiscal years.  As of June 30, 2022 and 2021, 315,000 shares remain authorized for purchase.

Cash dividends per share were $0.00 in both fiscal 2022 and 2021.

The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 150,000 shares of the preferred stock as Series A Junior Preferred Stock.

The components of accumulated other comprehensive loss included in equity as of June 30, 2022 and 2021 are as follows:

	2022	2021
Translation adjustments	$(2,266)	$9,192
Benefit plan adjustments, net of income taxes of $9,452 and $9,537 respectively	(31,726)	(678)
Net loss on cash flow hedge derivatives, net of income taxes of $34 and $211, respectively	356	334
Net gain on net investment hedge derivatives, net of income taxes of $388 and $103, respectively	1,550	(31,463)
Accumulated other comprehensive loss	$(32,086)	$(22,615)

A reconciliation for the changes in accumulated other comprehensive loss, net of tax, by component for the years ended June 30, 2022 and June 30, 2021 is as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2021	$9,192	$(31,463)	$(678)	$334
Other comprehensive loss before reclassifications	(11,458)	(1,835)	-	-
Amounts reclassified from accumulated other comprehensive loss	-	1,572	1,034	1,216
Net current period other comprehensive income	(11,458)	(263)	1,034	1,216
Balance at June 30, 2022	$(2,266)	$(31,726)	$356	$1,550

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2020	$3,454	$(43,576)	$(1,104)	$-
Other comprehensive loss before reclassifications	5,738	9,783	426	334
Amounts reclassified from accumulated other comprehensive loss	-	2,330	-	-
Net current period other comprehensive loss	5,738	12,113	426	334
Balance at June 30, 2021	$9,192	$(31,463)	$(678)	$334

A reconciliation for the reclassifications out of accumulated other comprehensive loss, net of tax, for the year ended June 30, 2022 is as follows:

Amount
Reclassified
Amortization of benefit plan items
Actuarial losses	$(2,376)
Transition asset and prior service benefit	321
Total before tax benefit	(2,055)
Tax benefit	483
Total reclassification net of tax	$(1,572)

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

Net sales by product group is summarized as follows:

	2022	2021
Industrial	$32,100	$23,454
Land-based transmissions	64,904	58,421
Marine and propulsion systems	125,446	127,243
Other	20,463	9,463
Total	$242,913	$218,581

Industrial products include clutches, power take-offs and pump drives sold to the agriculture, recycling, construction and oil and gas markets. The land-based transmission products include applications for oil field and natural gas, military and airport rescue and firefighting. The marine and propulsion systems include marine transmission, azimuth drives, controls, surface drives, propellers and boat management systems for the global commercial marine, pleasure craft and patrol boat markets. Other includes non-Twin Disc manufactured product sold through Company-owned distribution entities.

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

Information about the Company's segments, before intercompany eliminations, is summarized as follows:

2022	Manufacturing	Distribution	Total
Net Sales	$217,488	$106,731	$324,219
Intra-segment sales	4,218	12,987	17,206
Inter-segment sales	60,220	3,880	64,100
Interest income	423	269	692
Interest expense	2,734	1	2,735
Income taxes	795	1,177	1,972
Depreciation and amortization	8,912	294	9,205
Net income attributable to Twin Disc	22,455	3,238	25,692
Assets	364,174	50,958	415,132
Expenditures for segment assets	(8,112)	386	(7,726)

2021	Manufacturing	Distribution	Total
Net Sales	$191,510	$100,221	$291,731
Intra-segment sales	9,436	14,746	24,182
Inter-segment sales	44,575	4,393	48,968
Interest income	172	17	189
Interest expense	2,449	1	2,450
Income taxes	(980)	189	(791)
Depreciation and amortization	10,455	412	10,867
Net (loss) income attributable to Twin Disc	11,016	105	11,121
Assets	364,379	46,956	411,335
Expenditures for segment assets	3,500	188	3,688

The following is a reconciliation of reportable segment net sales and net income (loss) to the Company’s consolidated totals:

	2022	2021
Net sales:
Total net sales from reportable segments	$324,219	$291,731
Elimination of inter-company sales	(81,305)	(73,150)
Total consolidated net sales	$242,913	$218,581

Net income (loss) attributable to Twin Disc:
Total net income (loss) from reportable segments	$25,692	$11,121
Other adjustments and corporate expenses	(17,598)	(40,840)
Total consolidated net loss attributable to Twin Disc	$8,095	$(29,719)

Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of corporate overhead costs, including administrative functions and global functional expenses.

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2022
Interest income	$692	$(664)	$28
Interest expense	2,735	(607)	2,128
Income taxes	1,972	(148)	1,823
Depreciation and amortization	9,205	342	9,547
Assets	415,132	(138,610)	276,523
Expenditures for segment assets	(7,726)	12,455	4,729

2021
Interest income	$189	$(170)	$19
Interest expense	2,450	(92)	2,358
Income taxes	(791)	20,471	19,680
Depreciation and amortization	10,867	376	11,243
Assets	411,335	(135,922)	275,413
Expenditures for segment assets	3,688	776	4,464

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows:

	2022	2021
Net sales
United States	$81,454	$64,344
Netherlands	28,099	25,790
China	26,870	33,026
Australia	18,404	17,963
Italy	16,577	16,041
Other countries	71,510	61,417
Total	$242,913	$218,581

Net sales by geographic region are based on product shipment destination.

Long-lived assets primarily pertain to property, plant and equipment and exclude goodwill, other intangibles, and deferred income taxes. They are summarized as follows:

Long-lived assets	2022	2021
United States	$32,293	$34,629
Netherlands	10,471	12,447
Belgium	6,760	8,575
Italy	1,244	1,525
Switzerland	923	503
Other countries	5,191	5,776
Total	$56,883	$63,455

There was one customer, an authorized distributor of the Company, that accounted for 10% of consolidated net sales in fiscal year 2022. There were no customers that accounted for 10% of consolidated net sales in fiscal 2021.

Disaggregated revenue:

The following tables present details deemed most relevant to the users of the financial statements for the years ended June 30, 2022 and June 30, 2021.

Net sales by product group for the year ended June 30, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$30,769	$5,506	$(4,175)	$32,100
Land-based transmissions	65,332	30,177	(30,605)	64,904
Marine and propulsion systems	112,149	56,909	(43,612)	125,446
Other	9,238	14,139	(2,914)	20,463
Total	$217,488	$106,731	$(81,305)	$242,913

Net sales by product group for the year ended June 30, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$22,621	$5,494	$(4,661)	$23,454
Land-based transmissions	52,441	26,003	(20,023)	58,421
Marine and propulsion systems	116,371	59,276	(48,404)	127,243
Other	77	9,448	(62)	9,463
Total	$191,510	$100,221	$(73,150)	$218,581

K. STOCK-BASED COMPENSATION

In fiscal 2022, the Company adopted the Twin Disc, Incorporated 2021 Long-Term Incentive Plan (the “2021 LTI Plan”). Benefits under the 2021 LTI Plan may be granted, awarded or paid in any one or a combination of stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled restricted stock units, performance stock awards, performance stock unit awards, performance unit awards, and dividend equivalent awards. There is reserved for issuance under the Plan an aggregate of 715,000 shares of the Company’s common stock, which may be authorized and unissued shares or shares reacquired by the Company in the open market or a combination of both. The aggregate amount is subject to proportionate adjustments for stock dividends, stock splits and similar changes.

In fiscal 2021, the Company adopted the Twin Disc, Incorporated 2020 Stock Incentive Plan for Non-Employee Directors (the “2020 Directors' Plan”) a plan to grant non-employee directors equity-based awards. Benefits under the 2020 Directors’ Plan may be granted, awarded or paid in any one or a combination of stock options, restricted stock awards, or cash-settled restricted stock units. Under the 2020 Directors’ Plan, non-employee directors may elect to receive all or a portion of their base cash retainer in the form of restricted stock. There is reserved for issuance under the 2020 Directors’ Plan an aggregate of 750,000 shares of the Company's common stock, which may be authorized and unissued shares or shares reacquired by the Company in the open market or a combination of both. The aggregate amount is subject to proportionate adjustments for stock dividends, stock splits and similar changes.

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

Shares available for future awards as of June 30 were as follows (assuming that outstanding performance awards are issued at the target level of performance):

	2022	2021
2020 Directors' Plan	612,981	666,913
2021 LTI Plan	551,901	-

Performance Stock Awards (“PSA”)

In fiscal 2022 and 2021, the Company granted a target number of 103,575 and 265,256 PSAs, respectively, to various employees of the Company, including executive officers.

The PSAs granted in fiscal 2022 will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual earnings per share (“EPS”) or average free cashflow (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2024. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS or average free cashflow for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 146,562. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 320,779 and 388,433 unvested PSAs outstanding at June 30, 2022 and 2021, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year ended June 30, 2022 and 2021, related PSAs, was $883 and $491, respectively. The tax expense from compensation expense for the year ended June 30, 2022 and 2021, related PSAs, was $207 and $116, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2022 was $8.37. At June 30, 2022, the Company had $1,322 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2022 and 2021 awards. The total fair value of performance stock awards vested in fiscal 2022 and fiscal 2021 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation over the vesting period, which is generally 1 to 3 years. During fiscal 2022 and 2021, the Company granted 57,204 and 251,804 service based restricted shares, respectively, to employees and non-employee directors in each year. A total of 29,810 and 6,809 shares of restricted stock were forfeited during fiscal 2022 and 2021, respectively. There were 272,438 and 379,095 unvested shares outstanding at June 30, 2022 and 2021, respectively. Compensation expense of $1,223 and $1,335 was recognized during the year ended June 30, 2022 and 2021, respectively, related to these service-based awards. The tax benefit from compensation expense for the year ended June 30, 2022 and 2021, related to these service-based awards, was $287 and $315, respectively. The total fair value of restricted stock grants vested in fiscal 2022 and 2021 was $1,711 and $533, respectively. As of June 30, 2022, the Company had $618 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were 62,119 and 34,822 unvested RSUs outstanding at June 30, 2022 and June 30, 2021, respectively. Compensation expense of $321 and $328 was recognized during the year ended June 30, 2022 and 2021, respectively. The tax benefit from compensation expense for the year ended June 30, 2022 and 2021, related to these service-based awards, was $75 and $78, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2022 was $14.18. As of June 30, 2022, the Company had $585 of unrecognized compensation expense related to RSUs which will be recognized over the next year.

L. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $1,576 and $1,867 in fiscal 2022 and 2021, respectively. Total engineering and development costs were $8,808 and $8,535 in fiscal 2022 and 2021, respectively.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2022 and 2021 was June 30.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive loss as of June 30:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$98,700	$105,520	$6,102	$7,059
Service cost	507	608	14	16
Interest cost	2,472	2,516	140	154
Prior service cost	40	65	-	-
Actuarial (gain) loss	(14,253)	(1,577)	(786)	(395)
Contributions by plan participants	105	114	203	269
Benefits paid	(8,022)	(8,546)	(888)	(1,001)
Benefit obligation, end of year	$79,549	$98,700	$4,785	$6,102

Change in plan assets:
Fair value of assets, beginning of year	$92,430	$83,284	$-	$-
Actual return on plan assets	(11,884)	15,325	-	-
Employer contribution	709	2,253	686	732
Contributions by plan participants	105	114	203	269
Benefits paid	(8,022)	(8,546)	(889)	(1,001)
Fair value of assets, end of year	$73,338	$92,430	$-	$-

Funded status	$(6,211)	$(6,270)	$(4,785)	$(6,102)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$-	$60	$-	$-
Accrued liabilities - current	(271)	(423)	(751)	(833)
Accrued retirement benefits - noncurrent	(5,940)	(5,907)	(4,034)	(5,269)
Net amount recognized	$(6,211)	$(6,270)	$(4,785)	$(6,102)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$102	$133	$-	$-
Prior service cost	9	94	(278)	(487)
Actuarial net loss	32,453	31,563	(560)	160
Net amount recognized	$32,564	$31,790	$(838)	$(327)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified defined benefit and other postretirement benefit plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$36	$-
Prior service cost	37	(275)
Actuarial net loss	2,482	(39)
Net amount to be recognized	$2,555	$(314)

The accumulated benefit obligation for all defined benefit pension plans was approximately $79,549 and $98,700 at June 30, 2022 and 2021, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2022	2021
Projected and accumulated benefit obligation	$79,549	$53,780
Fair value of plan assets	73,338	47,450

Components of Net Periodic Benefit Cost:

	Pension Benefits
	2022	2021
Service cost	$511	$615
Interest cost	2,473	2,516
Prior service cost	40	65
Expected return on plan assets	(5,055)	(4,552)
Amortization of transition obligation	40	40
Amortization of prior service cost	(85)	47
Amortization of actuarial net loss	2,375	3,246
Net periodic benefit cost	$299	$1,977

	Other Postretirement Benefits
	2022	2021
Service cost	$14	$16
Interest cost	140	154
Amortization of prior service cost	(274)	(274)
Net periodic benefit cost	$(120)	$(104)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Fiscal 2022 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net income (loss)	$2,860	$(785)
Amortization of transition asset	(40)	-
Amortization of prior service (cost) benefit	85	275
Amortization of net loss	(2,375)	-
Total recognized in other comprehensive income	530	(510)
Net periodic benefit cost (benefit)	299	(120)
Total recognized in net periodic benefit cost and other comprehensive income	$829	$(630)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Fiscal 2021 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss	$(12,460)	$(397)
Amortization of transition asset	(40)	-
Amortization of prior service (cost) benefit	(47)	275
Amortization of net loss	(3,246)	-
Total recognized in other comprehensive income	(15,793)	(122)
Net periodic benefit cost (benefit)	1,977	(104)
Total recognized in net periodic benefit cost and other comprehensive income	$(13,816)	$(226)

Additional Information

Assumptions

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine benefit obligations at June 30
	2022	2021	2022	2021
Discount rate	4.61%	2.63%	4.83%	2.47%
Expected return on plan assets	6.13%	5.69%

	Pension Benefits		Other Postretirement Benefits
Weighted average assumptions used to determine net periodic benefit costs for years ended June 30
	2022	2021	2022	2021
Discount rate	2.59%	2.49%	2.47%	2.37%
Expected return on plan assets	5.50%	5.89%

The assumed weighted-average healthcare cost trend rate was 5.75% in 2022, grading down to 5.00% in 2025.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2022 and 2021 by asset category were as follows:

	Target	June 30
Asset Category	Allocation	2022	2021
Equity securities	43%	40%	53%
Debt securities	50%	49%	38%
Real estate	7%	11%	9%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The U.S. pension plans held 98,211 shares of Company stock with a fair market value of $890 (1.3% of total plan assets) at June 30, 2022 and 98,211 shares with a fair market value of $1,398 (1.5% of total plan assets) at June 30, 2021.

The U.S. plans have a long-term return assumption of 6.40%. This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories. The weighted average long-term return across all plans is 6.13%.

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments
Level II	Unadjusted quoted prices in active markets for similar instruments, or
Unadjusted quoted prices for identical or similar instruments in markets that are not active, or
Other inputs that are observable in the market or can be corroborated by observable market data
Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2022:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$865	$865	$-	$-
Equity securities:
Company common stock (a)	890	890	-	-
Common stock (a)	10,612	10,612	-	-
Mutual funds (b)	4,720	4,720	-	-
Annuity contracts (c)	6,302	-	-	6,302
Total	$23,389	$17,087	$-	$6,302
Investments Measured at Net Asset Value (d)	49,949
Total	$73,338

The following table presents plan assets using the fair value hierarchy as of June 30, 2021:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$1,043	$1,043	$-	$-
Equity securities:
Company common stock (a)	1,398	1,398	-	-
Common stock (a)	18,201	18,201	-	-
Mutual funds (b)	9,366	9,366	-	-
Annuity contracts (c)	6,646	-	-	6,646
Total	$36,654	$30,008	$-	$6,646
Investments Measured at Net Asset Value (d)	55,776
Total	$92,430

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

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of June 30, 2022 and June 30, 2021:

	2022	2021
Fixed income funds	$31,763	$31,627
International equity securities	2,198	4,282
Real estate	7,074	7,747
Hedged equity mutual funds	8,914	12,120
Total	$49,949	$55,776

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2022 and 2021:

	2022	2021
Beginning balance	$6,646	$6,095
Actual return on plan assets:
Relating to assets still held at reporting date	(452)	600
Purchases, sales and settlements, net	108	(49)
Ending balance	$6,302	$6,646

Cash Flows

Contributions

The Company expects to contribute $612 to its defined benefit pension plans in fiscal 2023.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

				Other
			Pension	Postretirement
			Benefits	Benefits

2022			$7,946	$769
2023			7,380	693
2024			7,068	608
2025			6,833	544
2026			6,738	501
Years 2027	-	2031	34,812	1,806

The Company does not expect to make any Part D reimbursements for the periods presented.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $2,245 and $2,162 in fiscal 2022 and 2021, respectively.

N. INCOME TAXES

United States and foreign (loss) income before income taxes and minority interest were as follows:

	2022	2021
United States	$(1,165)	$(15,925)
Foreign	11,394	6,086
	$10,229	$(9,839)

The provision (benefit) for income taxes is comprised of the following:

	2022	2021
Currently payable:
Federal	$(164)	$28
State	(2)	49
Foreign	2,838	1,948
	2,672	2,025
Deferred:
Federal	$-	15,554
State	62	2,341
Foreign	(911)	(240)
	(849)	17,655
	$1,823	$19,680

The components of the net deferred tax asset as of June 30 are summarized in the table below.

	2022	2021
Deferred tax assets:
Retirement plans and employee benefits	$4,787	$4,584
Foreign tax credit carryforwards	7,822	7,609
Federal tax credits, net of ASU 2013-11	1,597	1,801
State net operating loss and other state credit carryforwards, net of ASU 2013-11	2,179	2,208
Federal net operating loss	5,492	6,506
Inventory	-	-
Reserves	1,119	1,670
Foreign NOL carryforwards	-	66
Accruals	703	871
Right of use assets - operating leases	3,381	3,674
Disallowed interest	980	982
Capital loss carryforward	108	-
Other assets	358	1,033
	28,526	31,004
Valuation allowance	(23,097)	(24,420)
	5,429	6,584

Deferred tax liabilities:
Inventory	285	480
Property, plant and equipment	1,155	1,852
Intangibles	2,012	2,982
Long term operating lease obligations	3,352	3,622
Other liabilities	249	182
	7,053	9,118

Total net deferred tax (liabilities) assets	$(1,624)	$(2,534)

At June 30, 2022 the Company has net operating loss carryforwards (“NOLs”) of approximately $26,154 and $30,901 for federal and state income tax purposes which will expire at various dates from fiscal year 2023 – 2042.  Federal NOLs were generated subsequent to fiscal 2019 and have an indefinite carryover period. The Company has federal and state tax credit carryforwards of approximately $9,738 and $935, respectively, which will expire at various dates from fiscal 2026 – 2042.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company has evaluated the likelihood of whether the net deferred tax assets would be realized and concluded that it is more likely than not that all of deferred tax assets would not be realized. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, a valuation allowance in the amount of $23,097 and $24,420 have been recorded for fiscal year 2022 and 2021, respectively.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations:

	2022	2021

U.S. federal income tax at 21%	$2,148	$(2,066)
Increases (reductions) in tax resulting from:
Foreign tax items	(575)	552
State taxes	(12)	(440)
Change in prior year estimate	372	(1,138)
Nondeductible PPP loan expenses	-	(1,722)
Research and development tax credits	(10)	(336)
Unrecognized tax benefits	(152)	59
Stock compensation	(46)	252
Rate changes	121	18
Deferred tax basis adjustments	(54)	42
Executive compensation	42	-
GILTI inclusion	920	-
Valuation allowance	(981)	24,420
Other, net	50	39
	$1,823	$19,680

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

Executive Compensation Limitations: The Tax Act substantially modifies the limitation on corporate deductibility of executive compensation under Section 162(m) of the Code. Section 162(m) limits the deduction for compensation paid by a publicly held corporation to certain of its executive employees to $1,000 per year. The Tax Act has amended the definition of “covered employee” to correspond to the general SEC reporting requirements for named executive officers. These are the corporation’s principal executive officer, principal financial officer, and the next three highest-paid executive officers. Most significantly, the Tax Act has eliminated the exemptions for commissions and performance-based compensation. This had an impact on the company’s effective tax rate in fiscal years 2022 and 2021 of $42 and $0 respectively.

Global Intangible Low Taxed Income (“GILTI”): The Tax Act changed the foreign source income calculations and related foreign tax credit amounts. The GILTI require 10% domestic shareholders (“U.S. Shareholders”) of controlled foreign corporations (“CFC’s”) to include in gross income annually the U.S. Shareholders’ pro rata share of GILTI for the year. The High Tax Exception (“HTE") rules were finalized and applicable for the Company during fiscal year 2022. Accordingly, the Company may exclude from the GILTI inclusion tested income from tested units with an effective tax rate greater than 18.9%. The Company was able to take advantage of this high tax exception, which resulted in zero GILTI inclusion in the Company’s effective tax rate for fiscal year 2021. In fiscal year 2022, the GILTI inclusion was $920. During Q4 FY2022, neither Rolla nor TD China qualified for the HTE because their effective tax rates are lower than 18.9%. This resulted in a GILTI income inclusion of approximately $4.9 million. The Rolla inclusion is largely due to the gain on the sale of their building, while TD China’s inclusion is due to a temporary tax rate decrease in China.

Foreign Derived Intangible Income (“FDII”): The Tax Act provides companies with a new permanent deduction. An incentive for C corporations to generate revenue from serving foreign markets, the provision applies a preferential tax rate to eligible income. The new tax law assumes a fixed rate of return on a corporation’s tangible assets. Any remaining income is deemed to be generated by intangible assets. This did not have an impact on the Company’s effective tax rate in fiscal year 2022 and 2021.

The Company has not provided additional U.S. income taxes on cumulative earnings of its consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that the earnings of those subsidiaries remain permanently invested and has no plans to repatriate funds from any permanently reinvested subsidiaries to the U.S. for the foreseeable future. These earnings relate to ongoing operations and were approximately $14,175 and $10,871 at June 30, 2022 and June 30, 2021, respectively. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2017 through 2022 for our major operations in Belgium, Japan, Netherlands, Singapore and Australia. The tax years open to examination in the U.S. are for years subsequent to fiscal 2017.

The Company has approximately $716 and $778 of unrecognized tax benefits as of June 30, 2022 and June 30, 2021, respectively, which, if recognized, would impact the effective tax rate. During the fiscal year the amount of unrecognized tax benefits decreased primarily due to settlements with tax authorities. No material changes are expected to the reserve during the next 12 months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits as of June 30:

	2022	2021
Unrecognized tax benefits, beginning of year	$778	$918
Additions based on tax positions related to the prior year	-	-
Additions based on tax positions related to the current year	3	66
Reductions based on tax positions related to the prior year	(65)	(21)
Subtractions due to statutes closing	-	-
Settlements with taxing authorities	-	(185)
Unrecognized tax benefits, end of year	$716	$778

Substantially all of the Company’s unrecognized tax benefits as of June 30, 3022, if recognized, would affect the effective tax rate. As of June 30, 2022 and 2021, the amounts accrued for interest and penalties totaled $38 and $141, respectively, and are not included in the reconciliation above.

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

With regard to its Belgian operations, on June 30, 2021, the Company announced a new phase in its restructuring plans. Under this plan, the Belgian operation’s workforce was reduced by 18 employees. This reduction in force resulted in an accrual of $2,200, pertaining to the Company’s current estimate for the payment of severance benefits, which is expected to be completed by December 2022. The action was taken to allow the Belgian operation to focus resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes.

Total restructuring charges relating to streamlining operations amounted to $973 and $3,110 in fiscal 2022 and 2021, respectively. Restructuring activities since June 2015 have resulted in the elimination of 254 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through June 30, 2022 were $16,226.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2020	$84
Additions	7,377
Payments and adjustments	(5,109)
Accrued restructuring liability, June 30, 2021	2,352
Additions	973
Payments and adjustments	(2,301)
Accrued restructuring liability, June 30, 2022	$1,024

Assets held for sale

To improve its fixed cost structure and monetize some of its under-utilized assets, the Company commenced the active marketing of three of its real estate properties, namely, its corporate headquarters in Racine, its propeller machining plant and office in Switzerland, and a spare warehouse in Italy during the fourth quarter of fiscal 2021. Such actions required the Company to reclassify these assets from Property, Plant and Equipment to Assets Held for Sale, at fair value less costs to sell, or net book value, whichever is lower. Fair value was determined using real estate broker estimates and would be classified as Level 3 in the fair value hierarchy. This assessment of fair value resulted in the Company recognizing a write-down of the carrying value of its corporate headquarters by $4,267.

In the first quarter of fiscal 2022, the Company completed the sale of its propeller machining plant and office in Switzerland and received $9,138 in proceeds, net of fees and local taxes and recorded a gain of $2,939 in other operating income. In the fourth quarter of fiscal 2022, the Company completed the sale of its spare warehouse in Italy and received net proceeds of about $305.

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

The components of basic and diluted earnings per share were as follows:

	2022	2021
Basic:
Net income (loss)	$8,406	$(29,519)
Less: Net earnings attributable to noncontrolling interest	(311)	(200)
Less: Undistributed earnings attributable to unvested shares	-	-
Net income (loss) attributable to Twin Disc	8,095	(29,719)

Weighted average shares outstanding - basic	13,353	13,247

Basic Loss Per Share:
Net income (loss) per share - basic	$0.61	$(2.24)

Diluted:
Net income (loss)	$8,406	$(29,519)
Less: Net earnings attributable to noncontrolling interest	(311)	(200)
Less: Undistributed earnings attributable to unvested shares	-	-
Net income (loss) attributable to Twin Disc	8,095	(29,719)

Weighted average shares outstanding - basic	13,353	13,247
Effect of dilutive stock awards	29	-
Weighted average shares outstanding - diluted	13,382	13,247

Diluted Loss Per Share:
Net income (loss) per share - diluted	$0.60	$(2.24)

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

Interest Rate Swaps Designated as Cash Flow Hedges

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s SOFR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its consolidated statements of operations and comprehensive loss. Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than twelve months.

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were ($356) and $678 for the years ended June 30, 2022 and 2021, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that ($68) of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note G, Debt, during the fourth quarter of fiscal 2022, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,500, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in fair value of the euro revolver were then reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in accumulated other comprehensive loss were ($1,551) and $334 for the years ended June 30, 2022 and 2021, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other expense, net in the consolidated statement of operations and comprehensive loss as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2022 and 2021 was the euro. At June 30, 2022 and 2021, there were no significant forward exchange contracts outstanding.

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

As discussed in Note G, Debt, the Company's euro denominated Revolving Loan approximates fair value at June 30, 2022 and June 30, 2021. If measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

The fair value of derivative instruments included in the consolidated balance sheets at June 30 were as follows:

	Balance Sheet Location	2022	2021
Derivatives designated as hedges:
Interest rate swaps	Other current assets	$68	$-
Interest rate swaps	Other noncurrent assets	77	-
Interest rate swaps	Accrued liabilities	-	(346)
Interest rate swaps	Other long-term liabilities	-	(542)

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive loss for the years ended June 30 was as follows:

	Statement of Comprehensive
	Loss Location	2022	2021
Derivatives designated as hedges:
Interest rate swap	Interest expense	$362	$399
Interest rate swap	Unrealized gain (loss) on hedges	1,034	425
Net investment hedge	Unrealized gain (loss) on hedges	1,216	335

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$-	$(15)

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended June 30, 2022 and 2021 (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Adjustments(1)	Period

2022
Allowance for losses on accounts receivable	$1,870	$255	$384	$1,741

Reserve for inventory obsolescence	$10,279	$2,246	$968	$11,557

Deferred tax valuation allowance	$24,420	$-	$1,323	$23,097

2021
Allowance for losses on accounts receivable	$1,740	$346	$216	$1,870

Reserve for inventory obsolescence	$9,863	$1,178	$762	$10,279

Deferred tax valuation allowance	$-	$24,420	$-	$24,420

(1) Activity primarily represents amounts written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K for Year Ended June 30, 2022

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

3c)	Restated Bylaws of Twin Disc, Incorporated, as amended through October 29, 2021 (Incorporated by reference to Exhibit 3.2 of the Company's Form 8‑K dated October 29, 2020). File No. 001-07635.

Exhibit 10	Material Contracts	Included Herewith
a)	Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10.A of the Company’s Form 10-K dated September 2, 2021). File No. 001-07635.
b)

The Twin Disc, Incorporated 2021 Long-Term Incentive Compensation Plan (Incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on October 28, 2021). File No. 001-07635.

c)

The 2020 Stock Incentive Plan for Non-Employee Directors (Incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on October 29, 2020). File No. 001-07635.

d)	The Twin Disc, Incorporated 2018 Long-Term Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2018). File No. 001-07635.
e)	Form of Restricted Stock Award Grant Agreement for restricted stock grants on May 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated May 3, 2019). File No. 001-07635.
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

o)	Form of Restricted Stock Grant Agreement for restricted stock grants on August 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 8,2022). File No. 001-07635.
p)

Form of Restricted Stock Unit Grant Agreement for restricted stock units granted on August 3, 2022 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 8,2022). File No. 001-07635.

q)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 3, 2022 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 8,2022). File No. 001-07635.

r)

Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

s)	Forms of Change in Control Severance Agreements (Incorporated by reference to Exhibits 10.4, 10.5 and 10.6 of the Company’s Form 8-K dated August 6, 2018). File No. 001-07635.
t)	Form of Change in Control Severance Agreements (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 3, 2022). File No. 001-07635.
u)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
v)	Credit Agreement Between Twin Disc, Incorporated and BMO Harris Bank, dated June 29, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 3, 2018). File No. 001-07635.
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

ee)

First Amendment to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated September 21, 2018). File No. 001-07635.

ff)

Amendment No. 2 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated March 6, 2019). File No. 001-07635.

gg)	Amended and Restated Term Note between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated March 6, 2019). File No. 001-07635.
hh)

Amendment No. 3 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated January 30, 2020). File No. 001-07635.

ii)

Promissory Note dated April 17, 2021, entered into by Twin Disc, Incorporated, as borrower, for the benefit of BMO Harris Bank, N.A., as lender (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 21, 2020). File No. 001-07635.

jj)

Amendment No. 4 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 21, 2020). File No. 001-07635.

kk)

Amendment No. 5 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated July 28, 2020). File No. 001-07635.

ll)	Second Amended and Restated Revolving Note between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated July 28, 2020). File No. 001-07635.
mm)

Form of Deposit Account Control Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.3 of the Company’s Form 8-K dated July 28, 2020). File No. 001-07635.

nn)

Forbearance Agreement and Amendment No. 6 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated January 29, 2021). File No. 001-07635.

oo)

First Amended and Restated Forbearance Agreement and Amendment No. 7 to Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated October 5, 2021). File No. 001-07635.

pp)

Second Amended and Restated Forbearance Agreement and Amendment No. 8 to Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated March 4, 2022). File No. 001-07635.

qq)

Third Amended and Restated Revolving Note between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated March 4, 2022). File No. 001-07635.

rr)

Amendment No. 9 to Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated July 6, 2022). File No. 001-07635.

kk)

ISDA Master Agreement and Schedule, dated April 11, 2019, between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 2019). File No. 001-07635.

tt)

Confirmation of swap transaction, dated April 22, 2019, from Bank of Montreal to Twin Disc, Incorporated (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 26, 2019). File No. 001-07635.

uu)

Commercial Offer to Purchase, dated March 10, 2022, between Twin Disc, Incorporated and J. Jeffers & Co., LLC (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated March 15, 2022). File No. 001-07635.

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

September 8, 2022	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 8, 2022	By: /s/ DAVID B. RAYBURN
David B. Rayburn
Chairman of the Board

September 8, 2022	By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

September 8, 2022	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

September 8, 2022	Michael Doar, Director
Janet P. Giesselman, Director David W. Johnson, Director Juliann Larimer, Director Kevin M. Olsen, Director Michael C. Smiley, Director
Harold M. Stratton II, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Attorney in Fact)