Form 10-Q
period 2022-09-30
TWIN DISC INC
filed 2022-11-09
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

At October 24, 2022, the registrant had 13,787,132 shares of its common stock outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 30, 2022	June 30, 2022

ASSETS
Current assets:
Cash	$13,214	$12,521
Trade accounts receivable, net	40,007	45,452
Inventories	128,100	127,109
Assets held for sale	5,769	2,968
Prepaid expenses	8,207	7,756
Other	6,521	8,646
Total current assets	201,818	204,452

Property, plant and equipment, net	38,989	41,615
Right-of-use assets operating leases	11,492	12,685
Intangible assets, net	11,560	13,010
Deferred income taxes	2,846	2,178
Other assets	2,846	2,583

Total assets	$269,551	$276,523

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	30,706	28,536
Accrued liabilities	49,158	50,542
Total current liabilities	81,864	81,078

Long-term debt, less current maturities	35,112	34,543
Lease obligations	9,483	10,575
Accrued retirement benefits	9,860	9,974
Deferred income taxes	3,422	3,802
Other long-term liabilities	5,042	5,363

Total liabilities	144,783	145,335

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	41,285	42,551
Retained earnings	133,002	135,031
Accumulated other comprehensive loss	(37,103)	(32,086)
	137,184	145,496
Less treasury stock, at cost (845,670 and 960,459 shares, respectively)	12,964	14,720

Total Twin Disc shareholders' equity	124,220	130,776

Noncontrolling interest	548	412

Total equity	124,768	131,188

Total liabilities and equity	$269,551	$276,523

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended
	September 30, 2022	September 24, 2021

Net sales	$55,913	$47,761
Cost of goods sold	42,616	34,314
Gross profit	13,297	13,447

Marketing, engineering and administrative expenses	15,079	13,091
Restructuring expenses	11	48
Other operating income	-	(2,939)
(Loss) income from operations	(1,793)	3,247

Interest expense	566	530
Other (income) expense, net	260	355
	826	885

(Loss) income before income taxes and noncontrolling interest	(2,619)	2,362
Income tax (benefit) expense	(688)	382

Net (loss) income	(1,931)	1,980
Less: Net earnings attributable to noncontrolling interest, net of tax	(98)	(60)

Net (loss) income attributable to Twin Disc	$(2,029)	$1,920

(Loss) income per share data:
Basic (loss) income per share attributable to Twin Disc common shareholders	$(0.15)	$0.14
Diluted (loss) income per share attributable to Twin Disc common shareholders	$(0.15)	$0.14

Weighted average shares outstanding data:
Basic shares outstanding	13,407	13,283
Diluted shares outstanding	13,407	13,350

Comprehensive income (loss)
Net (loss) income	$(1,931)	$1,980
Benefit plan adjustments, net of income taxes of $1 and $117, respectively	518	384
Foreign currency translation adjustment	(6,290)	(1,938)
Unrealized gain on cash flow hedge, net of income taxes of $0 and $63, respectively	793	204
Comprehensive (loss) income	(6,910)	630
Less: Comprehensive income (loss) attributable to noncontrolling interest	136	(136)

Comprehensive (loss) income attributable to Twin Disc	$(6,774)	$494

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarters Ended
	September 30, 2022	September 24, 2021

Cash flows from operating activities:
Net (loss) income	$(1,931)	$1,980
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization	2,140	2,550
Gain on sale of assets	(42)	(2,939)
Restructuring expenses	(68)	(125)
Provision for deferred income taxes	(1,623)	(814)
Stock compensation expense and other non-cash changes, net	864	937
Net change in operating assets and liabilities	(36)	785

Net cash (used) provided by operating activities	(696)	2,374

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(2,237)	(846)
Proceeds from sale of fixed assets	2	9,139
Proceeds on note receivable	-	500
Other, net	534	(81)

Net cash (used) provided by investing activities	(1,701)	8,712

Cash flows from financing activities:
Borrowings under revolving loan arrangements	20,221	20,591
Repayments of revolving loan arrangements	(18,685)	(20,591)
Repayments of other long term debt	(651)	(278)
Payments of withholding taxes on stock compensation	(168)	(292)

Net cash provided (used) by financing activities	717	(570)

Effect of exchange rate changes on cash	2,373	(764)

Net change in cash	693	9,752

Cash:
Beginning of period	12,521	12,340

End of period	$13,214	$22,092

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include adjustments, consisting primarily of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for June 30, 2022. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company's reporting period ends on the last Friday of the quarterly calendar period.  The Company's fiscal year ends on June 30, regardless of the day of the week on which June 30 falls.

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

B.	Inventories

The major classes of inventories were as follows:

	September 30, 2022	June 30, 2022
Inventories:
Finished parts	$64,707	$65,789
Work in process	22,216	19,801
Raw materials	41,177	41,519
	$128,100	$127,109

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended September 30, 2022 and September 24, 2021:

	For the Quarter Ended
	September 30, 2022	September 24, 2021
Reserve balance, beginning of period	$3,329	$4,369
Current period expense and adjustments	908	(265)
Payments or credits to customers	(366)	(532)
Translation	(67)	(12)
Reserve balance, end of period	$3,804	$3,560

The current portion of the warranty accrual ($3,331 and $2,947 as of September 30, 2022 and September 24, 2021, respectively) is reflected in accrued liabilities, while the long-term portion ($473 and $613 as of September 30, 2022 and September 24, 2021, respectively) is included in other long-term liabilities on the condensed consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended
	September 30, 2022	September 24, 2021
Net sales
Manufacturing segment sales	$48,997	$41,594
Distribution segment sales	24,307	20,534
Inter/Intra segment elimination – manufacturing	(13,643)	(10,942)
Inter/Intra segment elimination – distribution	(3,748)	(3,425)
	$55,913	$47,761
Net (loss) income attributable to Twin Disc
Manufacturing segment net income	$1,795	$4,832
Distribution segment net income	956	483
Corporate and eliminations	(4,780)	(3,395)
	$(2,029)	$1,920

	September 30, 2022	June 30, 2022
Assets
Manufacturing segment assets	$361,904	$364,174
Distribution segment assets	50,594	50,958
Corporate assets and elimination of intercompany assets	(142,947)	(138,609)
	$269,551	$276,523

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended September 30, 2022 and September 24, 2021.

Net sales by product group for the quarter ended September 30, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$6,692	$1,048	$(709)	$7,031
Land-based transmissions	16,287	4,606	(4,956)	$15,937
Marine and propulsion systems	25,816	14,544	(11,022)	$29,338
Other	202	4,109	(704)	$3,607
Total	$48,997	$24,307	$(17,391)	$55,913

Net sales by product group for the quarter ended September 24, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,907	$1,118	$(893)	$6,132
Land-based transmissions	11,384	5,105	(4,247)	$12,242
Marine and propulsion systems	24,285	11,562	(9,214)	$26,633
Other	18	2,749	(13)	$2,754
Total	$41,594	$20,534	$(14,367)	$47,761

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2023 and 2022, the Company granted a target number of 112.4 and 103.6 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2023 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2025. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 224.8. Based upon actual results to date, the Company is currently not accruing compensation expense for these PSAs.

The fiscal 2022 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual earnings per share (“EPS”) or average free cashflow (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2024. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS or average free cashflow for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 146.6. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

There were 433.2 and 477.4 unvested PSAs outstanding at September 30, 2022 and September 24, 2021, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $230 and $216 was recognized for the quarters ended September 30, 2022 and September 24, 2021, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at September 30, 2022 was $8.35. At September 30, 2022, the Company had $2,024 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2023 and 2022 awards. The total fair value of PSAs vested as of September 30, 2022 and September 24, 2021 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2023 and 2022, the Company granted 129.4 and 2.4 service based restricted shares, respectively, to employees and non-employee directors. There were 356.3 and 362.0 unvested shares outstanding at September 30, 2022 and September 24, 2021, respectively. A total of 0 and 6.9 shares of restricted stock were forfeited during the quarters ended September 30, 2022 and September 24, 2021, respectively. Compensation expense of $360 and $334 was recognized for the quarters ended September 30, 2022 and September 24, 2021, respectively. The total fair value of restricted stock grants vested as of September 30, 2022 and September 24, 2021 was $417 and $181, respectively. As of September 30, 2022, the Company had $1,446 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2021 Long Term Incentive Plans, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant or when performance conditions have been met.. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first quarter of fiscal 2023 and 2022, the Company granted 72.4 and 65.6 of employment based RSUs, respectively. There were 130.9 and 65.5 unvested RSUs outstanding at September 30, 2022 and September 24, 2021, respectively. Compensation expense of $69 and $74 was recognized for the quarters ended September 30, 2022 and September 24, 2021, respectively. The total fair value of restricted stock units vested as of September 30, 2022 and September 24, 2021 was $40 and $475, respectively. The weighted average grant date fair value of the unvested awards at September 30, 2022 was $10.94. As of September 30, 2022, the Company had $1,106 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended
	September 30, 2022	September 24, 2021
Pension Benefits:
Service cost	$101	$139
Prior service cost	8	10
Interest cost	868	666
Expected return on plan assets	(1,060)	(1,259)
Amortization of transition obligation	9	9
Amortization of prior service cost	9	(4)
Amortization of actuarial net loss	617	562
Net periodic benefit cost	$553	$123

Postretirement Benefits:
Service cost	$2	$4
Interest cost	53	35
Amortization of prior service cost	(69)	(69)
Amortization of actuarial net loss	(10)	-
Net periodic benefit gain	$(23)	$(30)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $576 to its pension plans in fiscal 2023. As of September 30, 2022, $143 in contributions to the pension plans have been made.

The Company has reclassified $518 (net of $1 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 30, 2022, and $384 (net of $117 in taxes) during the quarter ended September 24, 2021. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated Annual Effective Tax Rate (AETR). Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. To calculate its AETR, an entity must estimate its ordinary income or loss and the related tax expense or benefit for its full fiscal year. In situations in which an entity is in a loss position and recognizes a full valuation allowance, the guidance in ASC 740-270-25-9 applies. Due to continued losses and uncertain future domestic earnings, the Company recognizes a full US valuation allowance. Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore, per ASC guidance, the fully valued domestic entity was removed from the annualized effective rate calculation. Because of the full US valuation allowance, the US entity may only recognize tax expense / benefit recorded for ASC 740-10 adjustments.

For the three months ended September 30, 2022 and September 24, 2021 the Company’s effective income tax rate was 26.3% and 16.2% respectively. The mix of foreign earnings by jurisdiction resulted in an increase in the effective tax rate of 9.6%.

In the post pandemic era, the Company continues to monitor for any revisions enacted under the Tax Cuts and Job Act (TCJA), Coronavirus Aid, Relief and Economic Security (CARES) Act and the American Rescue Plan (ARPA). On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA). This landmark United States law aims to reduce inflation by reducing the deficit, lowering prescription drug prices and investing into domestic energy production while promoting clean energy. At this time, it is not certain what, if any, impact this will have on the Company.

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

The Company has approximately $772 of unrecognized tax benefits, which include $53 of related interest and penalties, as of September 30, 2022, which, if recognized, would favorably impact the effective tax rate. There were no significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 30, 2022. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2014 through 2021. The tax year open to exam in the Netherlands is 2019. The tax years open to examination in the U.S. are for years subsequent to fiscal 2017. It is reasonably possible that other audit cycles will be completed during fiscal 2023.

I.	Intangible Assets

As of September 30, 2022, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2022	$39,845	$(26,835)	$13,010	$7,636	$3,238	$972	$1,164
Addition	9	-	9	-	-	-	9
Reduction	(10,506)	10,506	-
Amortization	-	(698)	(698)	(323)	(260)	(39)	(76)
Translation adjustment	(761)	-	(761)	(487)	0	(265)	(9)
Balance at September 30, 2022	$28,587	$(17,027)	$11,560	$6,826	$2,978	$668	$1,088

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $698 and $826 for the quarters ended September 30, 2022, and September 24, 2021, respectively. Estimated intangible amortization expense for the remainder of fiscal 2023 and each of the next five fiscal years is as follows:

Fiscal Year
2023	$2,013
2024	2,582
2025	2,440
2026	1,611
2027	989
2028	958
Thereafter	967

J.	Long-term Debt

Long-term debt at September 30, 2022 and June 30, 2022 consisted of the following:

	September 30, 2022	June 30, 2022
Credit Agreement Debt
Revolving loans (expire June 2025)	$24,061	$22,968
Term loan (due March 2026)	13,000	13,500
Other	51	75
Subtotal	37,112	36,543
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$35,112	$34,543

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

Pursuant to the Credit Agreement, as in effect prior to the Ninth Amendment, the Bank made a Term Loan to the Company in the principal amount of $20 million, and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate and subject to a Borrowing Base, $40 million (the “Revolving Credit Commitment”). The Credit Agreement also allows the Company to obtain Letters of Credit from the Bank, which if drawn upon by the beneficiary thereof and paid by the Bank, would become Revolving Loans.

The Ninth Amendment extended the Credit Agreement through June 30, 2025. Prior to the Ninth Amendment, the Credit Agreement was scheduled to terminate as of June 30, 2023.

The Ninth Amendment also formally terminated the January 27, 2021 Forbearance Agreement, which had been entered into because the Company had not been in compliance with a requirement to maintain a minimum EBITDA of $2.5 million for the three fiscal quarters ended as of December 25, 2020. The Bank also waived the Company’s compliance with the minimum EBITDA requirements under the Credit Agreement and any Event of Default associated with the Company’s noncompliance with the minimum EBITDA requirements.

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

The Ninth Amendment also revised the Company’s financial covenants under the Credit Agreement. The Company’s Total Funded Debt to EBITDA ratio (for which the Bank provided relief during period covered by the Forbearance Agreement) may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. The Company’s Tangible Net Worth may not be less than $100 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2023.

The Company remains in compliance with its liquidity and other covenants.

The Credit Agreement, including its amendments, is more fully described in the Company’s Annual Report filed on Form 10-K for June 30, 2022, as well as in Item 2 of this quarterly report.

As of September 30, 2022, current maturities include $2,000 of term loan payments due within the coming year.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $19 in principal was paid on these liabilities during the current fiscal year.

During the quarter ended September 30, 2022, the average interest rate was 4.61% on the Term Loan, and 3.73% on the Revolving Loans.

As of September 30, 2022, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $40,000, and the Company had approximately $15,939 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at September 30, 2022 and June 30, 2022. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of September 30, 2022, the notional amount was $13,000. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of September 30, 2022 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended September 30, 2022 and September 24, 2021.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarter of 2023 and 2022:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income	Stock	Interest	Equity
Balance, June 30, 2022	$42,551	$135,031	$(32,086)	$(14,720)	$412	$131,188
Net (loss) income		(2,029)			98	$(1,931)
Translation adjustments			(6,328)		38	$(6,290)
Benefit plan adjustments, net of tax			518			$518
Unrealized gain on cash flow hedge, net of tax			793			$793
Compensation expense	658					$658
Shares (acquired) issued, net	(1,924)			1,756		$(168)
Balance, September 30, 2022	$41,285	$133,002	$(37,103)	$(12,964)	$548	$124,768

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2021	$40,972	$126,936	$(22,615)	$(15,083)	$450	$130,660
Net income		1,920			60	1,980
Translation adjustments			(2,014)		76	(1,938)
Benefit plan adjustments, net of tax			384			384
Unrealized gain on cash flow hedge, net of tax			204			204
Compensation expense	625					625
Shares (acquired) issued, net	(432)			141		(291)
Balance, September 24, 2021	$41,165	$128,856	$(24,041)	$(14,942)	$586	$131,624

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 30, 2022 and September 24, 2021 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2022	$(2,266)	$(31,726)	$356	$1,550
Translation adjustment during the quarter	(6,328)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	518	657	136
Net current period other comprehensive (loss) income	(6,328)	518	657	136
Balance at September 30, 2022	$(8,594)	$(31,208)	$1,013	$1,686

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2021	$9,192	$(31,463)	$(678)	$334
Translation adjustment during the quarter	(2,014)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	384	68	136
Net current period other comprehensive (loss) income	(2,014)	384	68	136
Balance at September 24, 2021	$7,178	$(31,079)	$(610)	$470

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 30, 2022 are as follows:

	Amount Reclassified
	Quarter Ended
	September 30, 2022
Changes in benefit plan items
Actuarial losses	$570	(a)
Transition asset and prior service benefit	(51)	(a)
Total amortization	519
Income tax expense	1

Total reclassification net of tax	$518

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 24, 2021 is as follows:

	Amount Reclassified
	Quarter Ended
	September 24, 2021
Changes in benefit plan items
Actuarial losses	$565	(a)
Transition asset and prior service benefit	(64)	(a)
Total amortization	501
Income tax expense	117
Total reclassification net of tax	$384

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

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

Restructuring charges to streamline operations totaled $11 and $448 in the quarters ending September 30, 2022 and September 24, 2021, respectively. Restructuring activities since June 2015 have resulted in the elimination of 254 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through September 30, 2022 were $16,229.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2022	$1,024
Additions	11
Payments, adjustments and write-offs during the year	(79)
Accrued restructuring liability, September 30, 2022	$956

Assets held for sale

To improve its fixed cost structure and monetize some of its under-utilized assets, the Company commenced the active marketing of several of its real estate properties, namely, its corporate headquarters in Racine, its propeller machining plant and office in Switzerland, and a spare warehouse in Italy during the fourth quarter of fiscal 2021. Such actions required the Company to reclassify these assets from Property, Plant and Equipment to Assets Held for Sale, at fair value less costs to sell, or net book value, whichever is lower. Fair value was determined using real estate broker estimates and would be classified as Level 3 in the fair value hierarchy. This assessment of fair value resulted in the Company recognizing a write-down of the carrying value of its corporate headquarters by $4,267 in the fourth quarter of fiscal 2021.

In the first quarter of fiscal 2022, the Company completed the sale of its propeller machining plant and office in Switzerland and received $9,138 in proceeds, net of fees and local taxes and recorded a gain of $2,939 in other operating income. In the fourth quarter of fiscal 2022, the Company completed the sale of its spare warehouse in Italy and received net proceeds of about $305.

In the first quarter of fiscal 2023, the Company commenced the active marketing of an additional real estate property located in Nivelles, Belgium.  This action requires the Company to reclassify these assets from Property, Plant, and Equipment to Assets Held for Sale, at fair value less costs to sell or net book value, whichever is lower.  Fair value was determined using real estate broker estimates and would be classified as Level 3 in the fair value hierarchy.  The real estate property's fair value less costs to sell exceeds its net book value.  The Company reclassified the property's net book value of $2,801 from Property, Plant, and Equipment to Assets Held for Sale.

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended
	September 30, 2022	September 24, 2021
Basic:
Net (loss) income	$(1,931)	$1,980

Less: Net earnings attributable to noncontrolling interest	(98)	(60)

Less: Undistributed earnings attributable to unvested shares	-	-

Net (loss) income attributable to Twin Disc	(2,029)	1,920

Weighted average shares outstanding - basic	13,407	13,283

Basic Loss Per Share:
Net (loss) earnings per share - basic	$(0.15)	$0.14

Diluted:
Net (loss) income	$(1,931)	$1,980

Less: Net earnings attributable to noncontrolling interest	(98)	(60)

Less: Undistributed earnings attributable to unvested shares	-	-

Net (loss) income attributable to Twin Disc	(2,029)	1,920

Weighted average shares outstanding - basic	13,407	13,283
Effect of dilutive stock awards	-	67
Weighted average shares outstanding - diluted	13,407	13,350

Diluted Income (Loss) Per Share:
Net (loss) earnings per share - diluted	$(0.15)	$0.14

The following potential common shares were excluded from diluted EPS for the quarter ended September 24, 2021 because they were anti-dilutive: 439.1 related to the Company’s unvested PSAs, 362.0 related to the Company’s unvested RS awards, and 37.0 related to the Company’s unvested RSUs.

There were no potential common shares excluded from diluted EPS for the quarter ended September 30, 2022 due to the current period net loss.

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	September 30, 2022	June 30, 2022
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$11,492	$12,685
Finance lease right-of-use assets	Property, plant and equipment, net	4,626	4,805

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$2,039	$2,127
Operating lease liabilities	Lease obligations	9,483	10,575
Finance lease liabilities	Accrued liabilities	607	576
Finance lease liabilities	Other long-term liabilities	4,236	4,440

The components of lease expense were as follows:

	For the Quarter Ended
	September 30, 2022	September 24, 2021
Finance lease cost:
Amortization of right-of-use assets	$155	$163
Interest on lease liabilities	64	72
Operating lease cost	711	693
Short-term lease cost	13	2
Variable lease cost	40	39
Total lease cost	983	969
Less: Sublease income	(17)	(20)
Net lease cost	$966	$949

Other information related to leases was as follows:

	For the Quarter Ended
	September 30, 2022	September 24, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$748	$742
Operating cash flows from finance leases	201	136
Financing cash flows from finance leases	64	72
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	528	165
Finance leases	51	174
Weighted average remaining lease term (years):
Operating leases	8.8	9.6
Finance lease	11.4	11.7
Weighted average discount rate:
Operating leases	7.2%	7.2%
Finance leases	5.2%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of September 30, 2022 were as follows:

	Operating Leases	Finance Leases
2023	$2,297	$864
2024	2,411	834
2025	1,460	591
2026	1,317	525
2027	1,312	466
Thereafter	7,005	3,465
Total future lease payments	15,802	6,744
Less: Amount representing interest	(4,280)	(1,901)
Present value of future payments	$11,522	$4,843

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of September 30, 2022, with a notional amount of $13,000. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax income related to cash flow hedging activities that were included in accumulated other comprehensive loss were ($705) and ($355) as of September 30, 2022 and June 30, 2022, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $214 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note J, Long-term Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income (loss) related to net investment hedging activities that were included in accumulated other comprehensive loss were ($1,995) and ($1,551) as of September 30, 2022 and June 30, 2022, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	September 30, 2022	June 30, 2022
Derivative designated as hedge:
Interest rate swap	Other current assets	$214	$68
Interest rate swap	Other noncurrent assets	279	77

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income for the quarters ended September 30, 2022 and September 24, 2021, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended
	(Loss) Income Location	September 30, 2022	September 24, 2021
Derivative designated as hedge:
Interest rate swap	Interest expense	$84	$90
Interest rate swap	Unrealized gain (loss) on cash flow hedge	349	68
Net investment hedge	Unrealized gain on hedges	444	136

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of September 30, 2022, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2022, as supplemented in this Quarterly Report, could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)
	Quarter Ended
	September 30, 2022	% of Net	September 24, 2021	% of Net
		Sales		Sales
Net sales	$55,913		$47,761
Cost of goods sold	42,616		34,314
Gross profit	13,297	23.8%	13,447	28.2%
Marketing, engineering and administrative expenses	15,079	27.0%	13,091	27.4%
Restructuring expense	11	0.0%	48	0.1%
Other operating income	-	0.0%	(2,939)	6.2%
(Loss) Income from operations	$(1,793)	-3.2%	$3,247	6.8%

Comparison of the First Quarter of Fiscal 2023 with the First Quarter of Fiscal 2022

Net sales for the first quarter increased 17.1%, or $8.2 million, to $55.9 million from $47.8 million in the same quarter a year ago. The Company has experienced improving conditions across most of its markets following the severe impact of the COVID-19 pandemic in fiscal 2021, including initial demand for new transmission in the North American oil and gas market demand, along with the ongoing demand for aftermarket support. The Company’s ability to ship product continues to be hampered by a variety of supply chain challenges. These include supplier capacity constraints, extended supplier lead times and a global shortage of electronic components. Global sales of industrial products improved 14.6% from the prior year, while shipments of marine and propulsion products improved by 10.1% and off-highway transmission shipments grew by 30.2% compared with the prior year first quarter. The North American region enjoyed the most significant sales improvement ($5.6 million or 33.2%) due to generally improving market conditions and increased new unit and aftermarket demand in the North American energy market. The European region saw a more modest increase ($0.2 million or 1.6%), with a more challenging economy and the negative impact of currency exchange. Sales into the Asia Pacific region increased 8.2%, or $0.9 million, primarily due to improving shipments of oil and gas related products into China. Currency translation had an unfavorable impact on first quarter fiscal 2023 sales compared to the first quarter of the prior year totaling $4.8 million primarily due to the weakening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 17.8%, or $7.4 million, versus the same quarter last year. The U.S. manufacturing operations experienced a 35.4%, or $7.9 million, increase in sales versus the first fiscal quarter of 2022, with recovering markets and growing North American demand in the energy market, partially offset by the continued supply chain challenges noted above. The Company’s operation in the Netherlands was down $0.8 million (9.6%) compared to the first fiscal quarter of 2022, primarily due to an unfavorable currency impact ($1.3 million), with shipments also hampered by supply chain shortages and customer requested delivery delays. Similarly, the Company’s Belgian operation saw a decrease compared to the prior year first quarter (11.6% or $0.6 million), with an unfavorable translation effect of $0.7 million driving the shortfall. The Company’s Italian manufacturing operations were up $0.8 million (15.7%) compared to the first quarter of fiscal 2022, with improving execution and limited supply chain interruptions. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.1 million (4.1%) compared to the prior year first quarter.

Our distribution segment experienced an increase in sales of $3.8 million (18.4%) in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. The Company’s Asian distribution operations in Singapore, China and Japan were up 6.0% from the prior year on improving demand for energy related products in China. The Company’s North America distribution operation saw a significant increase ($2.2 million or 68.1%) on stronger supply of product from the manufacturing operations, as all markets have seen improving demand. The Company’s European distribution operation saw a slight increase (2.8%), limited by the unfavorable impact of currency translation. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw continued growth (17.5% increase from the prior year first fiscal quarter), on the continued strengthening of pleasure craft marine market demand in the region.

Gross profit as a percentage of sales for the first quarter of fiscal 2023 declined to 23.8%, compared to 28.2% for the same period last year. The prior year first quarter result reflects the benefit of an Employee Retention Credit (“ERC”, part of various COVID-19 relief programs provided by the U.S. government) of $1.3 million recorded at the Company’s domestic operation, along with the benefit of a NOW subsidy (COVID-19 relief program in the Netherlands) of $0.7 million and the favorable impact of a correction to the Company’s warranty reserve ($0.5 million). Adjusting for these non-recurring items, the prior year gross profit percent would have been 22.9%. The slight improvement in the current year first quarter compared to the adjusted prior year result reflects the impact of additional volume and strong North American oil and gas demand, partially offset by the negative impact of inflation, primarily at our European operations.

For the fiscal 2023 first quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 27.0%, compared to 27.4% for the fiscal 2022 first quarter. ME&A expenses increased $2.0 million (15.2%) versus the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the incremental impact of prior year COVID subsidies ($0.8 million), increased marketing activities ($0.4 million), higher salary expense ($0.5 million), the accrual for the global bonus program ($0.3 million), travel costs ($0.2 million), professional fees ($0.3 million) and other inflationary impacts ($0.4 million). These increases were partially offset by a foreign currency translation impact of $0.9 million.

The Company incurred minor restructuring charges during the first quarter of fiscal 2023 and fiscal 2022, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

The Company recorded other operating income of $2.9 million in fiscal 2022 associated with the gain on the sale of the Company’s facility in Switzerland. The building was sold for approximately $9.1 million.

Interest expense was relatively flat at $0.6 million in the first quarter of fiscal 2023, with a slightly higher rate partially offset by a lower average outstanding revolver balance.

Other expense of $0.3 million for the first fiscal quarter was primarily attributable to translation losses related to the Company’s euro denominated liabilities.

The fiscal 2023 first quarter effective tax rate was 26.3% compared to 16.2% in the prior fiscal year first quarter. The mix of foreign earnings by jurisdiction resulted in the increase to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between September 30, 2022 and June 30, 2022

As of September 30, 2022, the Company had net working capital of $120.0 million, which represents a decrease of $3.4 million, or 2.8%, from the net working capital of $123.4 million as of June 30, 2022.

Cash increased by $0.7 million to $13.2 million as of September 30, 2022, versus $12.5 million as of June 30, 2022. As of September 30, 2022, the majority of the cash is at the Company’s overseas operations in Europe ($3.1 million) and Asia-Pacific ($9.5 million).

Trade receivables of $40.0 million were down $5.4 million, or approximately 12.0%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $1.4 million versus June 30, 2022. As a percent of sales, trade receivables finished at 71.6% in the first quarter of fiscal 2023 compared to 72.9% for the comparable period in fiscal 2022 and 59.8% for the fourth quarter of fiscal 2022.

Inventories increased by $1.0 million, or 0.8%, versus June 30, 2022 to $128.1 million. The impact of foreign currency translation was to decrease inventories by $4.6 million versus June 30, 2022. The remaining increase was seen primarily at the Company’s operations in the Netherlands ($2.8 million), Singapore ($3.7 million), Italy ($1.8 million) and Belgium ($1.6 million). These increases were primarily driven by an imbalance in the supply chain, resulting in excess inventory waiting for missing components to finish assembly, or waiting for customers to accept shipment. The remaining decrease is due to a reduction inventory in transit as of quarter end ($4.5 million). On a consolidated basis, as of September 30, 2022, the Company’s backlog of orders to be shipped over the next six months approximates $108.9 million, compared to $101.2 million at June 30, 2022 and $86.1 million at September 24, 2021. As a percentage of six-month backlog, inventory has decreased from 126% at June 30, 2022 to 118% at September 30, 2022.

Net property, plant and equipment decreased $2.6 million (6.3%) to $39.0 million versus $41.6 million at June 30, 2022. The Company reclassified approximately $2.8 million of assets to Other Current Assets related to a building in Belgium that meets the criteria for an asset held for sale. The Company had capital spending of $2.4 million in the quarter, offset by an unfavorable exchange impact ($0.7 million) and depreciation ($1.4 million). Capital spending occurring in the first quarter was primarily related to replacement capital. In total, the Company expects to invest between $9 and $11 million in capital assets in fiscal 2023. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 30, 2022 of $30.7 million was up $2.2 million, or 7.6%, from June 30, 2022. The impact of foreign currency translation was to reduce accounts payable by $1.3 million versus June 30, 2022. The remaining increase is primarily related to the increased purchasing activities in light of growing backlog and strong market demand.

Total borrowings and long-term debt as of September 30, 2022 decreased $0.6 million to $37.1 million versus $36.5 million at June 30, 2022. During the first quarter, the Company reported negative free cash flow of $2.9 million (defined as operating cash flow less acquisitions of fixed assets), driven by the payment of a bonus accrual and the first quarter increase to inventory. The Company ended the quarter with total debt, net of cash, of $23.9 million, compared to $24.0 million at June 30, 2022, for a net improvement of $0.1 million.

Total equity decreased $6.4 million, or 4.9%, to $124.8 million as of September 30, 2022. The net loss during the first quarter decreased equity by $1.9 million, along with an unfavorable foreign currency translation of $6.3 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $0.5 million. The net remaining increase in equity of $1.2 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

The Company's June 29, 2018 credit agreement (the "Credit Agreement") with BMO Harris Bank, N.A. ("BMO"), as amended through the Ninth Amendment dated June 30, 2022, remains in effect, and there have been no material changes in the terms of the Credit Agreement since the end of the Company's most recent fiscal year.  As of September 30, 2022, the Company's borrowing capacity on the Revolving Loans under the Credit agreement was $40,000,000 and the Company had approximately $15,939,000 of available borrowings.  In addition to the Credit Agreement, the Company has established unsecured lines of credit that used from time to time to secure certain performance obligations by the Company.  As of September 30, 2022, the Company also had cash of $13.2 million, primarily at its overseas operations.  These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company.

The Company expects capital expenditures to be approximately $9 - $11 million in fiscal 2023.  These anticipated expenditures reflect the Company's plans to invest in modern equipment to drive efficiencies, quality improvements, and cost reductions.

The Company's significant contractual obligations as of September 30, 2022 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of September 30, 2022, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note G "Pension and Other Postretirement Benefit Plans in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2023, the Company expects to contribute $0.8 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2023, the Company expects to contribute $0.6 million to its defined benefit pension plans, the minimum contribution required.  the Company does not have any material off-balance sheet arrangements.

Management believes that available cash, the Credit Agreement, the unsecured lines of credit, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company's cash and capital requirements for the foreseeable future.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2022. There have been no significant changes to those accounting policies subsequent to June 30, 2022.

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

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2022 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 30, 2022, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, – July 29, 2022	0	NA	0	315,000

July 30 – August 26, 2022	17,437	NA	0	315,000

August 27 – September 30, 2022	767	NA	0	315,000

Total	18,204	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and restricted stock units issued under the Twin Disc, Incorporated 2010 and 2018 Long-Term Incentive Compensation Plans.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of September 30, 2022, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended September 30, 2022.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 9, 2022	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer