Form 10-Q
period 2022-12-30
TWIN DISC INC
filed 2023-02-08
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 30, 2022

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

At February 3, 2023, the registrant had 13,815,707 shares of its common stock outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 30, 2022	June 30, 2022

ASSETS
Current assets:
Cash	$13,528	$12,521
Trade accounts receivable, net	39,392	45,452
Inventories	136,810	127,109
Assets held for sale	2,968	2,968
Prepaid expenses	10,871	7,756
Other	7,228	8,646
Total current assets	210,797	204,452

Property, plant and equipment, net	39,683	41,615
Right-of-use assets operating leases	12,807	12,685
Intangible assets, net	11,798	13,010
Deferred income taxes	2,403	2,178
Other assets	2,766	2,583

Total assets	$280,254	$276,523

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	28,906	28,536
Accrued liabilities	55,939	50,542
Total current liabilities	86,845	81,078

Long-term debt, less current maturities	29,927	34,543
Lease obligations	10,278	10,575
Accrued retirement benefits	10,587	9,974
Deferred income taxes	3,506	3,802
Other long-term liabilities	5,346	5,363

Total liabilities	146,489	145,335

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	41,444	42,551
Retained earnings	134,141	135,031
Accumulated other comprehensive loss	(29,880)	(32,086)
	145,705	145,496
Less treasury stock, at cost (819,398 and 960,459 shares, respectively)	12,562	14,720

Total Twin Disc shareholders' equity	133,143	130,776

Noncontrolling interest	622	412

Total equity	133,765	131,188

Total liabilities and equity	$280,254	$276,523

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021

Net sales	$63,351	$59,889	$119,264	$107,650
Cost of goods sold	46,328	46,407	88,944	80,721
Gross profit	17,023	13,482	30,320	26,929

Marketing, engineering and administrative expenses	15,983	15,267	31,063	28,357
Restructuring expenses	164	1,190	174	1,238
Other operating (income) expense	(4,150)	45	(4,150)	(2,894)
Income (loss) from operations	5,026	(3,020)	3,233	228

Interest expense	594	574	1,160	1,104
Other expense (income), net	789	(466)	1,049	(110)
	1,383	108	2,209	994

Income (loss) before income taxes and noncontrolling interest	3,643	(3,128)	1,024	(766)
Income tax expense	2,489	622	1,801	1,004

Net income (loss)	1,154	(3,750)	(777)	(1,770)
Less: Net earnings attributable to noncontrolling interest, net of tax	(15)	(86)	(112)	(144)

Net income (loss) attributable to Twin Disc	$1,139	$(3,836)	$(889)	$(1,914)

Income (loss) per share data:
Basic income (loss) per share attributable to Twin Disc common shareholders	$0.08	$(0.29)	$(0.07)	$(0.14)
Diluted income (loss) per share attributable to Twin Disc common shareholders	$0.08	$(0.29)	$(0.07)	$(0.14)

Weighted average shares outstanding data:
Basic shares outstanding	13,460	13,296	13,434	13,288
Diluted shares outstanding	13,699	13,296	13,434	13,288

Comprehensive income (loss)
Net income (loss)	$1,154	$(3,750)	$(777)	$(1,770)
Benefit plan adjustments, net of income taxes of $1, $(115), $3 and $2, respectively	(515)	623	3	1,007
Foreign currency translation adjustment	8,392	(1,701)	2,064	(3,639)
Unrealized gain on cash flow hedge, net of income taxes of $0, $(63), $0 and $0, respectively	(595)	735	197	939
Comprehensive income (loss)	8,436	(4,093)	1,487	(3,463)
Less: Comprehensive income (loss) attributable to noncontrolling interest	74	(61)	210	(197)

Comprehensive income (loss) attributable to Twin Disc	$8,510	$(4,154)	$1,697	$(3,660)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
	December 30, 2022	December 31, 2021

Cash flows from operating activities:
Net loss	$(777)	$(1,770)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization	4,266	5,011
Gain on sale of assets	(4,203)	(2,939)
Restructuring expenses	(1)	(111)
Provision for deferred income taxes	(1,105)	(1,156)
Stock compensation expense and other non-cash changes, net	1,564	1,848
Net change in operating assets and liabilities	288	(1,932)

Net cash provided (used) by operating activities	32	(1,049)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(4,734)	(1,750)
Proceeds from sale of fixed assets	7,152	9,152
Proceeds on note receivable	-	500
Other, net	385	140

Net cash provided by investing activities	2,803	8,042

Cash flows from financing activities:
Borrowings under revolving loan arrangements	42,898	51,410
Repayments of revolving loan arrangements	(46,628)	(55,552)
Repayments of other long term debt	(839)	(2,541)
Payments of withholding taxes on stock compensation	(463)	(487)

Net cash used by financing activities	(5,032)	(7,170)

Effect of exchange rate changes on cash	3,204	(1,040)

Net change in cash	1,007	(1,217)

Cash:
Beginning of period	12,521	12,340

End of period	$13,528	$11,123

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

B.	Inventories

The major classes of inventories were as follows:

	December 30, 2022	June 30, 2022
Inventories:
Finished parts	$70,515	$65,789
Work in process	25,674	19,801
Raw materials	40,621	41,519
	$136,810	$127,109

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended December 30, 2022 and December 31, 2021:

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Reserve balance, beginning of period	$3,804	$3,560	$3,329	$4,369
Current period expense and adjustments	770	585	1,678	319
Payments or credits to customers	(503)	(638)	(869)	(1,169)
Translation	74	(24)	7	(36)
Reserve balance, end of period	$4,145	$3,483	$4,145	$3,483

Included in expense in the two quarters ended December 30, 2022 and December 31, 2021 is a non-recurring warranty charge in the amount of $0 and $0, respectively, to accrue for estimated costs to resolve a unique product performance issue at certain installations.

The current portion of the warranty accrual ($3,552 and $2,930 as of December 30, 2022 and December 31, 2021, respectively) is reflected in accrued liabilities, while the long-term portion ($594 and $553 as of December 30, 2022 and December 31, 2021, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

The Company has two reportable segments: manufacturing and distribution.  These segment structures reflect the way management makes operating decisions and manages the growth and profitability of the business It also corresponds with management’s approach of allocating resources and assessing the performance of its segments. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers between segments are at established inter-company selling prices.  Management evaluates the performance of its segments based on their net income.

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Net sales
Manufacturing segment sales	$56,678	$49,298	$105,675	$90,893
Distribution segment sales	25,584	28,291	49,892	48,825
Inter/Intra segment elimination – manufacturing	(14,198)	(13,200)	(27,842)	(24,143)
Inter/Intra segment elimination – distribution	(4,713)	(4,500)	(8,461)	(7,925)
	$63,351	$59,889	$119,264	$107,650
Net income (loss) attributable to Twin Disc
Manufacturing segment net income (loss)	$3,832	$(1,601)	$5,627	$3,231
Distribution segment net income	1,403	1,496	2,359	1,979
Corporate and eliminations	(4,096)	(3,731)	(8,875)	(7,124)
	$1,139	$(3,836)	$(889)	$(1,914)

	December 30, 2022	June 30, 2022
Assets
Manufacturing segment assets	$371,442	$364,174
Distribution segment assets	56,834	50,958
Corporate assets and elimination of intercompany assets	(148,022)	(138,609)
	$280,254	$276,523

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters and two quarters ended December 30, 2022 and December 31, 2021.

Net sales by product group for the quarter ended December 30, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$6,963	$1,726	$(1,177)	$7,512
Land-based transmissions	15,256	3,445	(4,030)	14,671
Marine and propulsion systems	34,262	15,427	(13,223)	36,466
Other	197	4,986	(481)	4,702
Total	$56,678	$25,584	$(18,911)	$63,351

Net sales by product group for the quarter ended December 31, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$7,085	$1,809	$(1,188)	$7,706
Land-based transmissions	12,326	6,497	(5,505)	13,318
Marine and propulsion systems	29,861	16,659	(11,000)	35,520
Other	26	3,326	(7)	3,345
Total	$49,298	$28,291	$(17,700)	$59,889

Net sales by product group for the two quarters ended December 30, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$13,656	$2,774	$(1,886)	$14,544
Land-based transmissions	31,543	8,051	(8,985)	30,609
Marine and propulsion systems	60,077	29,971	(24,246)	65,802
Other	399	9,096	(1,186)	8,309
Total	$105,675	$49,892	$(36,303)	$119,264

Net sales by product group for the two quarters ended December 31, 2021 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$12,992	$2,927	$(2,081)	$13,838
Land-based transmissions	23,710	11,602	(9,752)	25,560
Marine and propulsion systems	54,148	28,222	(20,216)	62,154
Other	43	6,074	(19)	6,098
Total	$90,893	$48,825	$(32,068)	$107,650

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first two quarters of fiscal 2023 and 2022, the Company granted a target number of 118.1 and 103.6 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2023 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2025. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 236.3. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 438.9 and 440.9 unvested PSAs outstanding at December 30, 2022 and December 31, 2021, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $366 and $219 was recognized for the quarters ended December 30, 2022 and December 31, 2021, respectively, related to PSAs. Compensation expense of $596 and $435 was recognized for the two quarters ended December 30, 2022 and December 31, 2021, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at December 30, 2022 was $8.38. At December 30, 2022, the Company had $1,718 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2023, 2022 and 2021 awards. The total fair value of PSAs vested as of December 30, 2022 and December 31, 2021 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first two quarters of fiscal 2023 and 2022, the Company granted 177.7 and 44.1 service based restricted shares, respectively, to employees and non-employee directors. There were 309.2 and 262.7 unvested shares outstanding at December 30, 2022 and December 31, 2021, respectively. A total of 0 and 29.8 shares of restricted stock were forfeited during the two quarters ended December 30, 2022 and December 31, 2021, respectively. Compensation expense of $334 and $285 was recognized for the quarters ended December 30, 2022 and December 31, 2021, respectively. Compensation expense of $694 and $619 was recognized for the two quarters ended December 30, 2022 and December 31, 2021, respectively. The total fair value of restricted stock grants vested as of December 30, 2022 and December 31, 2021 was $1,669 and $1,679, respectively. As of December 30, 2022, the Company had $1,648 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2021 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first two quarters of fiscal 2023 and 2022, the Company granted 72.4 and 67.4 of employment based RSUs, respectively. There were 130.9 and 67.4 unvested RSUs outstanding at December 30, 2022 and December 31, 2021, respectively. Compensation expense of $132 and $92 was recognized for the quarters ended December 30, 2022 and December 31, 2021, respectively. Compensation expense of $224 and $92 was recognized for the two quarters ended December 30, 2022 and December 31, 2021, respectively. The total fair value of restricted stock units vested as of December 30, 2022 and December 31, 2021 was $40 and $475, respectively. The weighted average grant date fair value of the unvested awards at December 30, 2022 was $10.94. As of December 30, 2022, the Company had $951 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

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

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Pension Benefits:
Service cost	$102	$130	$203	$269
Prior service cost	8	10	17	20
Interest cost	868	681	1,736	1,347
Expected return on plan assets	(1,060)	(1,255)	(2,120)	(2,514)
Amortization of transition obligation	9	9	18	18
Amortization of prior service cost	9	(4)	18	(8)
Amortization of actuarial net loss	617	562	1,235	1,124
Net periodic benefit cost	$553	$133	$1,107	$256

Postretirement Benefits:
Service cost	$2	$4	$5	$8
Interest cost	53	35	106	70
Amortization of prior service cost	(69)	(69)	(137)	(138)
Amortization of actuarial net loss	(10)	-	(19)	-
Net periodic benefit gain	$(24)	$(30)	$(45)	$(60)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $576 to its pension plans in fiscal 2023. For the two quarters ended December 30, 2022, the amount of $387 in contributions to the pension plans were made.

The Company had changes in benefit plan adjustments totaling ($515) (net of $1 in taxes) from accumulated other comprehensive loss during the quarter ended December 30, 2022, and $623 (net of ($115) in taxes) during the quarter ended December 31, 2021. These changes are included in the computation of net periodic benefit cost. The Company had changes in benefit plan adjustments totaling $3 (net of $3 in taxes) from accumulated other comprehensive loss during the two quarters ended December 30, 2022, and $1,007 (net of $2 in taxes) during the two quarters ended December 31, 2021. These changes are included in the computation of net periodic benefit cost. Included in changes in benefit plan adjustments, the Company had a plan merger remeasurement adjustment of ($1,115) during the quarter ended December 30, 2022.

H.	Income Taxes

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated Annual Effective Tax Rate (AETR). Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. To calculate its AETR, an entity must estimate its ordinary income or loss and the related tax expense or benefit for its full fiscal year. In situations in which an entity is in a loss position and recognizes a full valuation allowance, the guidance in ASC 740-270-25-9 applies. Due to historical losses and uncertain future domestic earnings, the Company recognizes a full US valuation allowance. Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore per ASC guidance, the fully valued domestic entity was removed from the annualized effective rate calculation. Because of the full US valuation allowance, the US entity may only recognize tax expense / benefit recorded for ASC-740-10 adjustments.

For the six months ended December 30, 2022 and December 31, 2021 the Company’s effective income tax rate was 175.9% and -131.1% respectively. In the prior year, foreign income and expense were recognized. However, there was a significant domestic loss, resulting in a net global loss, creating a negative effective tax rate. Current year overall financial improvement resulted in positive net global earnings, yielding a positive effective tax rate. Foreign income and expense was recognized, although there continues to be negative domestic earnings. In addition, an amended foreign return anticipated to be filed further increased tax expense recognized in this quarter.

In the post pandemic era, the Company continues to monitor for any revisions enacted under the Tax Cuts and Job Act (TCJA), Coronavirus Aid, Relief and Economic Security (CARES) Act and the American Rescue Plan (ARPA). On August 16, 2022, President Biden signed the Inflation Reduction Act (IRA). This landmark United States law aims to reduce inflation by reducing the deficit, lowering prescription drug prices and investing into domestic energy production while promoting clean energy. At this time it is not certain what, if any, impact this will have on the Company.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. In addition, all other available positive and negative evidence is taken into consideration, including all new impacts of tax reform. The Company has evaluated the realizability of the net deferred tax assets related to its foreign operations and based on this evaluation management has concluded that no valuation allowances are required. However, due to historical domestic losses and uncertain future domestic earnings, the Company continues to recognize a full domestic valuation allowance.

The Company has approximately $783 of unrecognized tax benefits, which include $53 of related interest and penalties, as of December 30, 2022, which, if recognized, would favorably impact the effective tax rate. There were no significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended December 30, 2022. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going activity.

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

I.	Intangible Assets

As of December 30, 2022, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2022	$39,845	$(26,835)	$13,010	$7,636	$3,238	$972	$1,164
Addition	9	-	9	-	-	-	9
Reduction	(10,506)	10,506	-	-	-	-	-
Amortization	-	(1,402)	(1,402)	(650)	(562)	(39)	(151)
Translation adjustment	181	-	181	125	320	(265)	1
Balance at December 30, 2022	$29,529	$(17,731)	$11,798	$7,111	$2,996	$668	$1,023

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $704 and $804 for the quarters ended December 30, 2022, and December 31, 2021, respectively. Intangible amortization expense was $1,402 and $1,630 for the two quarters ended December 30, 2022, and December 31, 2021, respectively. Estimated intangible amortization expense for the remainder of fiscal 2023 and each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2023	$1,448
2024	2,796
2025	2,641
2026	1,738
2027	1,073
2028	1,046
Thereafter	1,056

J.	Long-term Debt

Long-term debt at December 30, 2022 and June 30, 2022 consisted of the following:

	December 30, 2022	June 30, 2022
Credit Agreement Debt
Revolving loans (expire June 2025)	$19,381	$22,968
Term loan (due March 2026)	12,500	13,500
Other	46	75
Subtotal	31,927	36,543
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$29,927	$34,543

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

As of December 30, 2022, current maturities include $2,000 of term loan payments due within the coming year.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $28 in principal was paid on these liabilities during the current fiscal year.

During the quarter ended December 30, 2022, the average interest rate was 5.68% on the Term Loan, and 4.73% on the Revolving Loans.

As of December 30, 2022, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $39,477, and the Company had approximately $20,096 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at December 30, 2022 and June 30, 2022. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of December 30, 2022, the notional amount was $12,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of December 30, 2022 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended December 30, 2022 and December 31, 2021.

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2023 and 2022:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income	Stock	Interest	Equity
Balance, June 30, 2022	$42,551	$135,031	$(32,086)	$(14,720)	$412	$131,188
Net (loss) income		(2,029)			98	$(1,931)
Translation adjustments			(6,328)		38	$(6,290)
Benefit plan adjustments, net of tax			518			$518

Unrealized gain on cash flow hedge, net of tax			793			$793
Compensation expense	658					$658
Shares (acquired) issued, net	(1,924)			1,756		$(168)
Balance, September 30, 2022	41,285	133,002	(37,103)	(12,964)	548	124,768
Net (loss) income		1,139			15	1,154
Translation adjustments			8,333		59	8,392
Benefit plan adjustments, net of tax			(515)			(515)
Unrealized gain on cash flow hedge, net of tax			(595)			(595)
Compensation expense	856					856
Shares (acquired) issued, net	(697)			402		(295)
Balance, December 30, 2022	$41,444	$134,141	$(29,880)	$(12,562)	$622	$133,765

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2021	$40,972	$126,936	$(22,615)	$(15,083)	$450	$130,660
Net income		1,920			60	1,980
Translation adjustments			(2,014)		76	(1,938)
Benefit plan adjustments, net of tax			384			384

Unrealized gain on cash flow hedge, net of tax			204			204
Compensation expense	625					625
Shares (acquired) issued, net	(432)			141		(291)
Balance, September 24, 2021	41,165	128,856	(24,041)	(14,942)	586	131,624
Net (loss) income		(3,836)			86	(3,750)
Translation adjustments			(1,676)		(25)	(1,701)
Benefit plan adjustments, net of tax			623			623

Unrealized gain on cash flow hedge, net of tax			735			735
Compensation expense	595					595
Shares (acquired) issued, net	(169)			(26)		(195)
Balance, December 31, 2021	$41,591	$125,020	$(24,359)	$(14,968)	$647	$127,931

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended December 30, 2022 and December 31, 2021 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2022	$(2,266)	$(31,726)	$355	$1,551
Translation adjustment during the quarter	(6,328)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	518	349	444
Net current period other comprehensive (loss) income	(6,328)	518	349	444
Balance at September 30, 2022	$(8,594)	$(31,208)	$704	$1,995
Translation adjustment during the quarter	8,333	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	600	(10)	(585)
Plan merger remeasurement adjustment	-	(1,115)	-	-
Net current period other comprehensive (loss) income	8,333	(515)	(10)	(585)
Balance at December 30, 2022	(261)	(31,723)	694	1,410

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2021	$9,192	$(31,463)	$(678)	$334
Translation adjustment during the quarter	(2,014)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	384	68	136
Net current period other comprehensive (loss) income	(2,014)	384	68	136
Balance at September 24, 2021	$7,178	$(31,079)	$(610)	$470

Translation adjustment during the quarter	(1,676)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	623	232	503
Net current period other comprehensive (loss) income	(1,676)	623	232	503
Balance at December 31, 2021	5,502	(30,456)	(378)	973

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 30, 2022 are as follows:

	Quarter Ended		Two Quarters Ended
	December 30, 2022		December 30, 2022
Changes in benefit plan items
Actuarial losses	$608	(a)	$1,215	(a)
Transition asset and prior service benefit	(51)	(a)	(102)	(a)
Translation	42		2
Total amortization	599		1,115
Plan merger remeasurement adjustment	(1,115)		(1,115)
Income tax expense	1		3
Total changes, net of tax	$(515)		$3

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 31, 2021 is as follows:

	Quarter Ended		Two Quarters Ended
	December 31, 2021		December 31, 2021
Changes in benefit plan items
Actuarial losses	$562	(a)	$1,124	(a)
Transition asset and prior service benefit	(64)	(a)	(128)	(a)
Translation	10		13
Total amortization	508		1,009
Income tax expense	(115)		2
Total changes, net of tax	$623		$1,007

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Restructuring of Operations

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

With regard to its Belgian operations, on June 30, 2021, the Company announced a new phase in its restructuring plans. Under this plan, the Belgian operation’s workforce was reduced by 18 employees. This reduction in workforce resulted in an accrual of $2,200, pertaining to the Company’s estimate for the payment of severance benefits, which is expected to be completed by June 2023. The action was taken to allow the Belgian operation to focus resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes.

In the second quarter of fiscal 2022, the Company and the union representing certain of the employees affected by the restructuring of the Belgian operation came to an agreement on a final settlement amount of $3,200. The Company recorded the additional $1,000 in restructuring charges during the second quarter of fiscal 2022.

Total restructuring charges relating to streamlining operations totaled $164 and $1,190 in the quarters ending December 30, 2022 and December 31, 2021, respectively. Total restructuring charges relating to streamlining operations totaled to $174 and $1,238 in the two quarters ending December 30, 2022 and December 31, 2021, respectively. Restructuring activities since June 2015 have resulted in the elimination of 254 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through December 30, 2022 were $16,383.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2022	$1,024
Additions	174
Payments, adjustments and write-offs during the year	(175)
Accrued restructuring liability, December 30, 2022	$1,023

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

In the first quarter of fiscal 2022, the Company completed the sale of its propeller machining plant and office in Switzerland and received $9,138 in proceeds, net of fees and local taxes and recorded a gain of $2,939 in other operating income. In the fourth quarter of fiscal 2022, the Company completed the sale of its spare warehouse in Italy and received net proceeds of approximately $305.

In the first quarter of fiscal 2023, the Company commenced the active marketing of an additional real estate property located in Nivelles, Belgium.  This action required the Company to reclassify these assets from Property, Plant, and Equipment to Assets Held for Sale, at fair value less costs to sell or net book value, whichever is lower.  Fair value was determined using real estate broker estimates and would be classified as Level 3 in the fair value hierarchy.  The real estate property's fair value less costs to sell exceeded its net book value.  The Company reclassified the property's net book value of $2,801 from Property, Plant, and Equipment to Assets Held for Sale.

In the second quarter of fiscal 2023, the Company completed the sale of the real estate property located in Belgium and received $7,150 in proceeds, net of fees and recorded a gain of $4,161 in other operating income.  The Company entered into a lease agreement to leaseback the property for a two-year term.

M.	Earnings Per Share

The Company calculates basic earnings per share based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted earnings per share includes the dilutive effect of potential common shares outstanding during the period. The calculation of diluted earnings per share excludes all potential common shares if their inclusion would have an anti-dilutive effect.  Certain restricted stock award recipients have a non-forfeitable right to receive dividends declared by the Company and are therefore included in computing earnings per share pursuant to the two-class method.

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Basic:
Net income (loss)	$1,154	$(3,750)	$(777)	$(1,770)

Less: Net earnings attributable to noncontrolling interest	(15)	(86)	(112)	(144)

Less: Undistributed earnings attributable to unvested shares	-	-	-	-

Net income (loss) attributable to Twin Disc	1,139	(3,836)	(889)	(1,914)

Weighted average shares outstanding - basic	13,460	13,296	13,434	13,288

Basic Loss Per Share:
Net earnings (loss) per share - basic	$0.08	$(0.29)	$(0.07)	$(0.14)

Diluted:
Net income (loss)	$1,154	$(3,750)	$(777)	$(1,770)

Less: Net earnings attributable to noncontrolling interest	(15)	(86)	(112)	(144)

Less: Undistributed earnings attributable to unvested shares	-	-	-	-

Net income (loss) attributable to Twin Disc	1,139	(3,836)	(889)	(1,914)

Weighted average shares outstanding - basic	13,460	13,296	13,434	13,288
Effect of dilutive stock awards	239	-	-	-
Weighted average shares outstanding - diluted	13,699	13,296	13,434	13,288

Diluted Income (Loss) Per Share:
Net earnings (loss) per share - diluted	$0.08	$(0.29)	$(0.07)	$(0.14)

The following potential common shares were excluded from diluted EPS for the two quarters ended December 31, 2022 as the Company reported a net loss: 438.9 related to the Company’s unvested PSAs, 309.2 related to the Company’s unvested RS awards, and 130.9 related to the Company’s unvested RSUs.

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

The Company determines if an arrangement is a lease at contract inception. The lease term begins upon lease commencement, which is when the Company takes possession of the asset and may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. As its lease agreements typically do not provide an implicit rate, the Company primarily uses an incremental borrowing rate based upon the information available at lease commencement. In determining the incremental borrowing rate, the Company considers its current borrowing rate, the term of the lease, and the economic environments where the lease activity is concentrated.

The components of lease expense were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Finance lease cost:
Amortization of right-of-use assets	$156	$168	$311	$331
Interest on lease liabilities	67	71	132	142
Operating lease cost	686	698	1,397	1,391
Short-term lease cost	(10)	37	3	40
Variable lease cost	67	42	108	81
Total lease cost	966	1,016	1,952	1,985
Less: Sublease income	(18)	(19)	(35)	(39)
Net lease cost	$948	$997	$1,917	$1,946

Other information related to leases was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$777	$737	$1,473	$1,479
Operating cash flows from finance leases	215	211	420	416
Financing cash flows from finance leases	67	71	132	142
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	990	232	1,518	396
Finance leases	269	133	320	307
Weighted average remaining lease term (years):
Operating leases			8.3	9.3
Finance lease			10.8	11.5
Weighted average discount rate:
Operating leases			7.2%	7.2%
Finance leases			5.2%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of December 30, 2022 were as follows:

	Operating Leases	Finance Leases
2023	$1,507	$877
2024	2,517	875
2025	1,619	644
2026	1,434	578
2027	1,428	519
Thereafter	7,636	4,448
Total future lease payments	16,142	7,940
Less: Amount representing interest	(3,321)	(2,899)
Present value of future payments	$12,821	$5,041

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	December 30, 2022	June 30, 2022
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$12,807	$12,685
Finance lease right-of-use assets	Property, plant and equipment, net	4,563	4,805

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$2,543	$2,127
Operating lease liabilities	Lease obligations	10,278	10,575
Finance lease liabilities	Accrued liabilities	615	576
Finance lease liabilities	Other long-term liabilities	4,426	4,440

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of December 30, 2022, with a notional amount of $12,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s SOFR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its consolidated statements of operations and comprehensive income (loss). Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than twelve months.

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were ($694) and ($355) as of December 30, 2022, and June 30, 2022, respectively. The unrealized amounts in accumulated other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $273 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note J, Long-term Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €6,500, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in Accumulated Other Comprehensive Loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in Accumulated Other Comprehensive Loss were ($1,410) and ($1,551) as of December 30, 2022 and June 30, 2022, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	December 30, 2022	June 30, 2022
Derivative designated as hedge:
Interest rate swap	Other current assets	$273	$68
Interest rate swap	Other noncurrent assets	211	77

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income for the quarters and two quarters ended December 30, 2022 and December 31, 2021, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended		For the Two Quarters Ended
	(Loss) Income Location	December 30, 2022	December 31, 2021	December 30, 2022	December 31, 2021
Derivative designated as hedge:
Interest rate swap	Interest expense	$79	$98	$162	$187
Interest rate swap	Unrealized (loss) gain on cash flow hedge	(338)	232	(1)	300
Net investment hedge	Unrealized (loss) gain on hedges	(585)	503	(141)	639

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our condensed consolidated financial statements as of December 30, 2022, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

	Quarter Ended				Two Quarters Ended
	December 30, 2022	% of Net Sales	December 31, 2021	% of Net Sales	December 30, 2022	% of Net Sales	December 31, 2021	% of Net Sales
(In thousands)
Net sales	$63,351		$59,889		$119,264		$107,650
Cost of goods sold	46,328		46,407		88,944		80,721
Gross profit	17,023	26.9%	13,482	22.5%	30,320	25.4%	26,929	25.0%
Marketing, engineering and administrative expenses	15,983	25.2%	15,267	25.5%	31,063	26.0%	28,357	26.3%
Restructuring of operations	164	0.3%	1,190	2.0%	174	0.1%	1,238	1.2%
Other operating income	(4,150)	-6.6%	45	0.1%	(4,150)	-3.5%	(2,894)	-2.7%
Income (loss) from operations	$5,026	7.9%	$(3,020)	-5.0%	$3,233	2.7%	$228	0.2%

Comparison of the Second Quarter of Fiscal 2023 with the Second Quarter of Fiscal 2022

Net sales for the second quarter increased 5.8%, or $3.5 million, to $63.4 million from $59.9 million in the same quarter a year ago. The Company continues to experience strong demand across most of its markets following the severe impact of the COVID-19 pandemic in fiscal 2021, including demand for new transmissions in the North American oil and gas market, along with the ongoing demand for aftermarket support. The Company’s ability to ship product continues to be hampered by a variety of supply chain challenges. These include supplier capacity constraints, extended supplier lead times and a global shortage of electronic components. Global sales of industrial products declined slightly (2.5%), primarily due to an unfavorable currency impact, while shipments of marine and propulsion products improved by 2.7% and off-highway transmission shipments grew by 10.2% compared with the prior year second quarter. The North American region enjoyed the most significant sales improvement ($6.2 million or 32.0%) due to generally improving market conditions and increased new unit and aftermarket demand in the North American energy market. The European region saw a more modest increase ($0.7 million or 3.7%), with a more challenging economy and the negative impact of currency exchange. Sales into the Asia Pacific region decreased 8.3%, or $1.1 million, primarily due to a temporary pause in shipments of certain oil and gas related products into China. Currency translation had an unfavorable impact on second quarter fiscal 2023 sales compared to the second quarter of the prior year totaling $5.0 million primarily due to the weakening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 15.0%, or $7.4 million, versus the same quarter last year. The U.S. manufacturing operations experienced a 17.5%, or $5.2 million, increase in sales versus the second fiscal quarter of 2022, with recovering markets and growing North American demand in the energy market, partially offset by the continued supply chain challenges noted above. The Company’s operation in the Netherlands was up $1.6 million (13.3%) compared to the second fiscal quarter of 2022, primarily due to improving market demand and strong operational execution, partially offset by an unfavorable currency impact and supply chain limitations. Similarly, the Company’s Belgian operation saw an increase compared to the prior year second quarter (6.7% or $0.3 million), with improving demand partially offset by an unfavorable translation effect. The Company’s Italian manufacturing operations were up $0.3 million (4.4%) compared to the second quarter of fiscal 2022, with improving execution and easing supply chain interruptions. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.1 million (10.5%) compared to the prior year second quarter.

Our distribution segment experienced a decrease in sales of $2.7 million (9.6%) in the second quarter of fiscal 2023 compared to the second quarter of fiscal 2022. The Company’s Asian distribution operations in Singapore, China and Japan were down 30.8%, or $3.2 million, from the prior year primarily due to a temporary delay in shipments of certain oil and gas related products into China. The Company’s North America distribution operation saw a slight increase ($0.2 million or 2.5%) on stronger supply of product from the manufacturing operations, as all markets have seen improving demand. The Company’s European distribution operation saw a decrease ($0.7 million or 12.0%) resulting from lower factory shipments and the unfavorable impact of currency translation. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw continued growth (14.0% increase, or $0.9 million, from the prior year second fiscal quarter), on the continued strengthening of pleasure craft marine market demand in the region.

Gross profit as a percentage of sales for the second quarter of fiscal 2023 improved to 26.9%, compared to 22.5% for the same period last year. The improvement over the prior year is primarily the result of additional volume ($0.8 million), a more favorable mix of product shipments ($0.7 million) and progress on margin improvement actions related to pricing and cost efficiencies ($2.0 million).

For the fiscal 2023 second quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 25.2%, compared to 25.5% for the fiscal 2022 second quarter. ME&A expenses increased $0.7 million (4.7%) versus the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the incremental impact of prior year COVID subsidies ($0.8 million), increased professional fees ($0.5 million) and other inflationary impacts ($0.2 million). These increases were partially offset by a foreign currency translation impact of $0.8 million.

The Company incurred restructuring charges during the second quarter of fiscal 2023 and fiscal 2022, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs.

The Company recorded other operating income of $4.2 million in the second quarter of fiscal 2023 associated with the gain on the sale of the Company’s facility in Belgium. The building was sold for approximately $7.2 million.  The Company entered into a lease agreement to leaseback the property for a two-year term.

Interest expense was relatively flat at $0.6 million in the second quarter of fiscal 2023, with a slightly higher rate partially offset by a lower average outstanding revolver balance.

Other expense of $0.8 million for the second fiscal quarter was primarily attributable to translation losses related to the Company’s euro denominated liabilities.

The fiscal 2023 second quarter effective tax rate was 68.3% compared to -19.9% in the prior fiscal year second quarter. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the increase to the effective tax rate.

Comparison of the First Half of Fiscal 2023 with the First Half of Fiscal 2022

Net sales for the first half increased 10.8%, or $11.6 million, to $119.3 million from $107.7 million in the same period a year ago. The Company experienced strong and improving demand through the first half as all markets have demonstrated recovery following the severe impact of the COVID-19 pandemic in fiscal 2021, including demand for new transmissions in the North American oil and gas market demand, along with the ongoing demand for aftermarket support. The Company’s ability to ship product continues to be hampered by a variety of supply chain challenges. These include supplier capacity constraints, extended supplier lead times and a global shortage of electronic components. Global sales of industrial products improved (5.1%) primarily due to a strong first quarter in North America, while shipments of marine and propulsion products improved by 5.9% and off-highway transmission shipments grew by 19.8% compared with the prior year first half. The North American region enjoyed the most significant sales improvement ($11.9 million or 32.5%) due to generally improving market conditions and increased new unit and aftermarket demand in the North American energy market. The European region saw a more modest increase ($0.9 million or 2.7%), with a more challenging economy and the negative impact of currency exchange. Sales into the Asia Pacific region decreased 0.8%, or $0.2 million, primarily due to a temporary pause in shipments of certain oil and gas related products into China offset by continued strong demand in Australia. Currency translation had an unfavorable impact on first half fiscal 2023 sales compared to the first half of the prior year totaling $9.9 million primarily due to the weakening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 16.3%, or $14.8 million, versus the same period last year. The U.S. manufacturing operations experienced a 28.0%, or $13.1 million, increase in sales versus the first half of fiscal 2022, with recovering markets and growing North American demand in the energy market, partially offset by the continued supply chain challenges noted above. The Company’s operation in the Netherlands was up $0.8 million (3.9%) compared to the first half of fiscal 2022, primarily due to improving market demand and strong operational execution, partially offset by an unfavorable currency impact and supply chain limitations. The Company’s Belgian operation saw a slight decrease compared to the prior year first half (3.6% or $0.4 million), with improving demand offset by an unfavorable currency translation effect. The Company’s Italian manufacturing operations were up $1.1 million (9.2%) compared to the first half of fiscal 2022, with improving execution and easing supply chain interruptions. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.2 million (7.3%) compared to the prior year first half.

Our distribution segment experienced an increase in sales of $1.1 million (2.2%) in the first half of fiscal 2023 compared to the first half of fiscal 2022. The Company’s Asian distribution operations in Singapore, China and Japan were down 14.8% from the prior year primarily due to a temporary delay in shipments of certain oil and gas related products into China during the second fiscal quarter. The Company’s North America distribution operation saw a strong increase ($2.3 million or 24.7%) on stronger supply of product from the manufacturing operations, as all markets have seen improving demand. The Company’s European distribution operation saw a decrease (4.9%) resulting from lower factory shipments and the unfavorable impact of currency translation. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw continued growth (15.7% increase from the prior year first half), on the continued strengthening of pleasure craft marine market demand in the region.

The gross profit percentage for the first half of fiscal 2023 improved to 25.4%, compared to 25.0% for the same period last year. The prior year first half result reflects the benefit of an Employee Retention Credit (“ERC”, part of various COVID-19 relief programs provided by the U.S. government) of $1.3 million recorded at the Company’s domestic operation, along with the benefit of a NOW subsidy (COVID-19 relief program in the Netherlands) of $0.7 million and the favorable impact of a correction to the Company’s warranty reserve ($0.5 million). Adjusting for these non-recurring items, the gross profit percent for the first half would have been 22.7%. The improvement over the prior year after adjusting for these items is primarily the result of additional volume ($2.9 million), a more favorable mix of product shipments ($2.0 million) and progress on margin improvement actions related to pricing and cost efficiencies ($1.0 million).

For the fiscal 2023 first half, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 26.0%, compared to 26.3% for the fiscal 2022 first half. ME&A expenses increased $2.7 million (9.5%) versus the same period last fiscal year. The increase in ME&A spending for the period was comprised of the incremental impact of prior year COVID subsidies ($1.5 million), increased professional fees ($0.8 million), salaries and benefits ($0.9 million) marketing activities ($0.3 million), spending on travel and entertainment ($0.4 million) and other inflationary impacts ($0.5 million). These increases were partially offset by a foreign currency translation impact of $1.7 million.

The Company incurred restructuring charges during the first half of fiscal 2023 and fiscal 2022, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs.

The Company recorded other operating income of $4.2 million in fiscal 2023 associated with the gain on the sale of the Company’s facility in Belgium. The building was sold for approximately $7.2 million.

Interest expense was relatively flat at $1.2 million in the first half of fiscal 2023, with a slightly higher rate partially offset by a lower average outstanding revolver balance.

Other expense of $1.0 million for the first half of fiscal 2023 was primarily attributable to translation losses related to the Company’s euro denominated liabilities.

The fiscal 2023 first half effective tax rate was 175.9% compared to -131.1% in the prior fiscal year first half. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the increase to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between December 30, 2022 and June 30, 2022

As of December 30, 2022, the Company had net working capital of $124.0 million, which represents an increase of $0.6 million, or 0.5%, from the net working capital of $123.4 million as of June 30, 2022.

Cash increased by $1.0 million to $13.5 million as of December 30, 2022, versus $12.5 million as of June 30, 2022. As of December 30, 2022, the majority of the cash is at the Company’s overseas operations in Europe ($4.2 million) and Asia-Pacific ($8.2 million).

Trade receivables of $39.4 million were down $6.0 million, or approximately 13.3%, when compared to last fiscal year-end. The impact of foreign currency translation was to increase accounts receivable by $0.5 million versus June 30, 2022. As a percent of sales, trade receivables finished at 62.2% in the second quarter of fiscal 2023 compared to 55.1% for the comparable period in fiscal 2022 and 59.8% for the fourth quarter of fiscal 2022.

Inventories increased by $9.1 million, or 7.6%, versus June 30, 2022 to $136.8 million. The impact of foreign currency translation was to increase inventories by $1.5 million versus June 30, 2022. The remaining increase was seen primarily at the Company’s operations in the Netherlands ($4.4 million) and Singapore ($5.6 million). The Singapore increase was the result of a temporary delay in the shipment of certain oil and gas transmission products into China. The Netherlands increase was primarily driven by an imbalance in the supply chain, resulting in excess inventory waiting for missing components to finish assembly, or waiting for customers to accept shipment. There was an offsetting decrease at the North American operations ($3.0 million) resulting from increased focus on purchase quantities and timing of deliveries. On a consolidated basis, as of December 30, 2022, the Company’s backlog of orders to be shipped over the next six months approximates $124.0 million, compared to $101.2 million at June 30, 2022 and $98.9 million at December 31, 2021. As a percentage of six-month backlog, inventory has decreased from 126% at June 30, 2022 to 110% at December 30, 2022.

Net property, plant and equipment decreased $1.9 million (4.6%) to $39.7 million versus $41.6 million at June 30, 2022. In the first fiscal quarter of 2023, the Company reclassified approximately $2.8 million of assets to Assets Held for Sale related to a building in Belgium that was then sold during the second fiscal quarter of 2023. The Company had capital spending of $4.7 million in the first half, as well as a favorable exchange impact ($0.2 million). These increases were partially offset by depreciation of $2.9 million. Capital spending occurring in the first half was primarily related to replacement capital. In total, the Company expects to invest between $9 and $11 million in capital assets in fiscal 2023. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of December 30, 2022 of $28.9 million was up $0.4 million, or 1.3%, from June 30, 2022. The impact of foreign currency translation was to increase accounts payable by $0.5 million versus June 30, 2022. The remaining decrease is primarily related to the timing of purchasing activities.

Total borrowings and long-term debt as of December 30, 2022 decreased $4.6 million to $31.9 million versus $36.5 million at June 30, 2022. During the first half, the Company reported negative free cash flow of $4.7 million (defined as operating cash flow less acquisitions of fixed assets), driven by the payment of a bonus accrual and the first half increase to inventory. However, the Company generated $7.2 million in cash through the sale of the Belgian facility. The Company ended the second quarter with total debt, net of cash, of $18.4 million, compared to $24.0 million at June 30, 2022, for a net improvement of $5.6 million.

Total equity increased $2.6 million, or 2.0%, to $133.8 million as of December 30, 2022. The net loss during the first half decreased equity by $0.9 million, while a favorable foreign currency translation increased equity by $2.1 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $1.1 million. The net remaining increase in equity of $0.3 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

The Company's June 29, 2018 credit agreement (the "Credit Agreement") with BMO Harris Bank, N.A. ("BMO"), as amended through the Ninth Amendment dated June 30, 2022, remains in effect, and there have been no material changes in the terms of the Credit Agreement since the end of the Company's most recent fiscal year.  As of December 30, 2022, the Company's borrowing capacity on the Revolving Loans under the Credit agreement was $39,476,000 and the Company had approximately $20,096,000 of available borrowings.  In addition to the Credit Agreement, the Company has established unsecured lines of credit that used from time to time to secure certain performance obligations by the Company.  As of December 30, 2022, the Company also had cash of $13.5 million, primarily at its overseas operations.  These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company.

The Company expects capital expenditures to be approximately $9 - $11 million in fiscal 2023.  These anticipated expenditures reflect the Company's plans to invest in modern equipment to drive efficiencies, quality improvements, and cost reductions.

The Company's significant contractual obligations as of December 30, 2022 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of December 30, 2022, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note G "Pension and Other Postretirement Benefit Plans in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2023, the Company expects to contribute $0.8 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2023, the Company expects to contribute $0.6 million to its defined benefit pension plans, the minimum contribution required.  the Company does not have any material off-balance sheet arrangements.

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

There were no securities of the Company sold by the Company during the quarter ended December 30, 2022, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 – October 28, 2022	0	NA	0	315,000

October 29 – November 25, 2022	22,024	NA	0	315,000

November 26 – December 30, 2022	0	NA	0	315,000

Total	22,024	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and restricted stock units issued under the Twin Disc, Incorporated 2018 Long-Term Incentive Compensation Plan.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock. This authorization has no expiration, and as of December 30, 2022, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended December 30, 2022.

Under its Credit Agreement with BMO Harris Bank, N.A., the Company may not pay cash dividends on its common stock in excess of $3 million in any fiscal year.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 8, 2023	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer,
Treasurer and Secretary
Chief Accounting Officer