Form 10-Q
period 2023-03-31
TWIN DISC INC
filed 2023-05-10
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

Yes  ☐                  No  ☒

At May 1, 2023, the registrant had 13,815,707 shares of its common stock outstanding.

Part I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 31, 2023	June 30, 2022

ASSETS
Current assets:
Cash	$14,024	$12,521
Trade accounts receivable, net	44,438	45,452
Inventories	136,153	127,109
Assets held for sale	2,968	2,968
Prepaid expenses	10,025	7,756
Other	8,341	8,646
Total current assets	215,949	204,452

Property, plant and equipment, net	40,700	41,615
Right-of-use assets operating leases	12,415	12,685
Intangible assets, net	11,239	13,010
Deferred income taxes	2,542	2,178
Other assets	2,668	2,583

Total assets	$285,513	$276,523

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	29,726	28,536
Accrued liabilities	56,886	50,542
Total current liabilities	88,612	81,078

Long-term debt, less current maturities	29,276	34,543
Lease obligations	9,897	10,575
Accrued retirement benefits	10,315	9,974
Deferred income taxes	3,391	3,802
Other long-term liabilities	5,403	5,363

Total liabilities	146,894	145,335

Commitments and contingencies (Note D)

Equity:
Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,145	42,551
Retained earnings	136,815	135,031
Accumulated other comprehensive loss	(28,503)	(32,086)
	150,457	145,496
Less treasury stock, at cost (817,095 and 960,459 shares, respectively)	12,527	14,720

Total Twin Disc shareholders' equity	137,930	130,776

Noncontrolling interest	689	412

Total equity	138,619	131,188

Total liabilities and equity	$285,513	$276,523

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022

Net sales	$73,772	$59,289	$193,036	$166,939
Cost of goods sold	54,507	41,598	143,451	122,319
Gross profit	19,265	17,691	49,585	44,620

Marketing, engineering and administrative expenses	14,626	14,396	45,688	42,753
Restructuring expenses	33	303	208	1,542
Other operating income	1	(63)	(4,149)	(2,957)
Income from operations	4,605	3,055	7,838	3,282

Interest expense	522	490	1,682	1,594
Other expense (income), net	785	(498)	1,834	(608)
	1,307	(8)	3,516	986

Income before income taxes and noncontrolling interest	3,298	3,063	4,322	2,296
Income tax expense	548	753	2,349	1,757

Net income	2,750	2,310	1,973	539
Less: Net earnings attributable to noncontrolling interest, net of tax	(76)	(79)	(188)	(223)

Net income attributable to Twin Disc	$2,674	$2,231	$1,785	$316

Income per share data:
Basic income per share attributable to Twin Disc common shareholders	$0.20	$0.17	$0.13	$0.02
Diluted income per share attributable to Twin Disc common shareholders	$0.20	$0.17	$0.13	$0.02

Weighted average shares outstanding data:
Basic shares outstanding	13,504	13,397	13,455	13,339
Diluted shares outstanding	13,662	13,457	13,608	13,373

Comprehensive income (loss)
Net income	$2,750	$2,310	$1,973	$539
Benefit plan adjustments, net of income taxes of $1, $4, $5 and $4, respectively	578	505	581	1,512
Foreign currency translation adjustment	1,014	(2,721)	3,117	(6,359)
Unrealized (loss) gain on cash flow hedge, net of income taxes of $0, $0, $0 and $0, respectively	(224)	810	(26)	1,748
Comprehensive income (loss)	4,118	904	5,645	(2,560)
Less: Comprehensive income attributable to noncontrolling interest	67	38	277	235

Comprehensive income (loss) attributable to Twin Disc	$4,185	$942	$5,922	$(2,325)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 31, 2023	March 25, 2022

Cash flows from operating activities:
Net income	$1,973	$539
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	6,936	7,317
Gain on sale of assets	(4,237)	(2,939)
Restructuring expenses	(54)	(487)
Provision for deferred income taxes	(1,462)	(1,383)
Stock compensation expense and other non-cash changes, net	2,355	2,642
Net change in operating assets and liabilities	1,348	(12,912)

Net cash provided (used) by operating activities	6,859	(7,223)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(6,783)	(2,371)
Proceeds from sale of fixed assets	7,177	9,152
Proceeds on note receivable	-	500
Other, net	199	465

Net cash provided by investing activities	593	7,746

Cash flows from financing activities:
Borrowings under revolving loan arrangements	65,862	78,142
Repayments of revolving loan arrangements	(69,823)	(73,192)
Repayments of other long term debt	(1,534)	(2,063)
Payments of finance lease obligations	(231)	(726)
Payments of withholding taxes on stock compensation	(463)	(487)

Net cash (used) provided by financing activities	(6,189)	1,674

Effect of exchange rate changes on cash	240	(1,712)

Net change in cash	1,503	485

Cash:
Beginning of period	12,521	12,340

End of period	$14,024	$12,825

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

B.	Inventories

The major classes of inventories were as follows:

	March 31, 2023	June 30, 2022
Inventories:
Finished parts	$68,602	$65,789
Work in process	26,320	19,801
Raw materials	41,231	41,519
	$136,153	$127,109

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended March 31, 2023 and March 25, 2022:

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Reserve balance, beginning of period	$4,145	$3,483	$3,329	$4,369
Current period expense and adjustments	371	339	2,052	658
Payments or credits to customers	(510)	(518)	(1,381)	(1,688)
Translation	12	(27)	18	(62)
Reserve balance, end of period	$4,018	$3,277	$4,018	$3,277

The current portion of the warranty accrual ($3,503 and $2,757 as of March 31, 2023 and March 25, 2022, respectively) is reflected in accrued liabilities, while the long-term portion ($515 and $520 as of March 31, 2023 and March 25, 2022, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

The Company has two reportable segments: manufacturing and distribution.  These segment structures reflect the way management makes operating decisions and manages the growth and profitability of the business, and it also corresponds with management’s approach of allocating resources and assessing the performance of its segments. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers between segments are at established inter-company selling prices.  Management evaluates the performance of its segments based on their net income.

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Net sales
Manufacturing segment sales	$63,932	$56,403	$169,607	$147,296
Distribution segment sales	33,839	23,660	83,732	72,485
Inter/Intra segment elimination – manufacturing	(18,531)	(16,672)	(46,373)	(40,815)
Inter/Intra segment elimination – distribution	(5,468)	(4,102)	(13,930)	(12,027)
	$73,772	$59,289	$193,036	$166,939
Net income attributable to Twin Disc
Manufacturing segment net income	$5,873	$6,000	$11,500	$9,230
Distribution segment net income	2,053	1,415	4,412	3,396
Corporate and eliminations	(5,252)	(5,184)	(14,127)	(12,310)
	$2,674	$2,231	$1,785	$316

Assets	March 31, 2023	June 30, 2022
Manufacturing segment assets	$376,722	$364,174
Distribution segment assets	60,394	50,958
Corporate assets and elimination of intercompany assets	(151,603)	(138,609)
	$285,513	$276,523

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters and three quarters ended March 31, 2023 and March 25, 2022.

Net sales by product group for the quarter ended March 31, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$7,076	$1,548	$(1,321)	$7,303
Land-based transmissions	16,785	8,692	(5,902)	19,575
Marine and propulsion systems	40,492	19,867	(16,505)	43,854
Other	(421)	3,732	(271)	3,040
Total	$63,932	$33,839	$(23,999)	$73,772

Net sales by product group for the quarter ended March 25, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$7,947	$1,449	$(935)	$8,461
Land-based transmissions	17,448	7,173	(8,535)	16,086
Marine and propulsion systems	30,820	13,108	(10,766)	33,162
Other	188	1,930	(538)	1,580
Total	$56,403	$23,660	$(20,774)	$59,289

Net sales by product group for the three quarters ended March 31, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$20,732	$4,322	$(3,208)	$21,846
Land-based transmissions	48,329	16,743	(14,888)	50,184
Marine and propulsion systems	100,546	49,838	(40,751)	109,633
Other	-	12,829	(1,456)	11,373
Total	$169,607	$83,732	$(60,303)	$193,036

Net sales by product group for the three quarters ended March 25, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$20,939	$4,377	$(3,016)	$22,300
Land-based transmissions	41,158	18,775	(18,287)	41,646
Marine and propulsion systems	84,968	41,330	(30,983)	95,315
Other	231	8,003	(556)	7,678
Total	$147,296	$72,485	$(52,842)	$166,939

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first three quarters of fiscal 2023 and 2022, the Company granted a target number of 118.1 and 103.6 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2023 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2025. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 236.3. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

The PSAs granted in fiscal 2022 will vest if the Company achieves performance-based target objectives relating to average return on invested capital, average annual sales and average annual earnings per share (“EPS”) or average free cashflow (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2024. These PSAs are subject to adjustment if the Company’s return on invested capital, net sales, and EPS or average free cashflow for the period falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 145.0. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

There were 437.9 and 440.9 unvested PSAs outstanding at March 31, 2023 and March 25, 2022, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $307 and $237 was recognized for the quarters ended March 31, 2023 and March 25, 2022, respectively, related to PSAs. Compensation expense of $903 and $672 was recognized for the three quarters ended March 31, 2023 and March 25, 2022, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at March 31, 2023 was $8.37. At March 31, 2023, the Company had $1,396 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2023, 2022 and 2021 awards. The total fair value of PSAs vested as of March 31, 2023 and March 25, 2022 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first three quarters of fiscal 2023 and 2022, the Company granted 180.0 and 51.7 service based restricted shares, respectively, to employees and non-employee directors. There were 308.6 and 268.5 unvested shares outstanding at March 31, 2023 and March 25, 2022, respectively. A total of 0 and 29.8 shares of restricted stock were forfeited during the three quarters ended March 31, 2023 and March 25, 2022, respectively. Compensation expense of $313 and $294 was recognized for the quarters ended March 31, 2023 and March 25, 2022, respectively. Compensation expense of $1,007 and $913 was recognized for the three quarters ended March 31, 2023 and March 25, 2022, respectively. The total fair value of restricted stock grants vested as of March 31, 2023 and March 25, 2022 was $1,699 and $1,695, respectively. As of March 31, 2023, the Company had $1,359 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

Under the 2021 Long Term Incentive Plan, the Company has been authorized to issue RSUs. The RSUs entitle the employee to shares of common stock of the Company if the employee remains employed by the Company through a specified date, generally three years from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first three quarters of fiscal 2023 and 2022, the Company granted 72.4 and 67.4 of employment based RSUs, respectively. There were 130.2 and 67.4 unvested RSUs outstanding at March 31, 2023 and March 25, 2022, respectively. Compensation expense of $116 and $89 was recognized for the quarters ended March 31, 2023 and March 25, 2022, respectively. Compensation expense of $340 and $255 was recognized for the three quarters ended March 31, 2023 and March 25, 2022, respectively. The total fair value of restricted stock units vested as of March 31, 2023 and March 25, 2022 was $40 and $475, respectively. The weighted average grant date fair value of the unvested awards at March 31, 2023 was $10.92. As of March 31, 2023, the Company had $825 of unrecognized compensation expense related to restricted stock which will be recognized over the next two years.

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

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Pension Benefits:
Service cost	$106	$137	$309	$406
Prior service cost	8	10	25	30
Interest cost	912	709	2,648	2,055
Expected return on plan assets	(1,053)	(1,258)	(3,173)	(3,773)
Amortization of transition obligation	9	9	27	28
Amortization of prior service cost	9	(4)	27	(12)
Amortization of actuarial net loss	639	562	1,873	1,687
Net periodic benefit cost	$630	$165	$1,736	$421

Postretirement Benefits:
Service cost	$2	$4	$7	$11
Interest cost	53	35	159	105
Amortization of prior service cost	(69)	(69)	(206)	(206)
Amortization of acturial net loss	(10)	-	(29)	-
Net periodic benefit gain	$(24)	$(30)	$(69)	$(90)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $700 to its pension plans in fiscal 2023. For the three quarters ended March 31, 2023, the amount of $666 in contributions to the pension plans were made.

The Company had changes in benefit plan adjustments totaling $578 (net of $1 in taxes) from accumulated other comprehensive loss during the quarter ended March 31, 2023, and $505 (net of $4 in taxes) during the quarter ended March 25, 2022. These changes are included in the computation of net periodic benefit cost. The Company had changes in benefit plan adjustments totaling $581 (net of $5 in taxes) from accumulated other comprehensive loss during the three quarters ended March 31, 2023, and $1,512 (net of $4 in taxes) during the three quarters ended March 25, 2022. These changes are included in the computation of net periodic benefit cost. Included in changes in benefit plan adjustments, the Company had a plan merger remeasurement adjustment of ($1,115) during the quarter ended December 30, 2022.

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

For the nine months ended March 31, 2023 and March 25, 2022 the Company’s effective income tax rate was 54.3% and 76.5% respectively. Foreign income and expense was recognized, although there continues to be negative domestic earnings. The mix of foreign earnings by jurisdiction resulted in a decrease in the effective tax rate of 22.2%.

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

The Company has approximately $810 of unrecognized tax benefits, which include $53 of related interest and penalties, as of March 31, 2023, which, if recognized, would favorably impact the effective tax rate. There were no significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended March 31, 2023. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2014 through 2021. The tax year open to exam in the Netherlands is 2018. The tax years open to examination in the U.S. are for years subsequent to fiscal 2018. It is reasonably possible that other audit cycles will be completed during fiscal 2023.

I.	Intangible Assets

As of March 31, 2023, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2022	$39,845	$(26,835)	$13,010	$7,636	$3,238	$972	$1,164
Addition	53	-	53	-	-	-	53
Reduction	(10,506)	10,506	-
Amortization	-	(2,140)	(2,140)	(993)	(880)	(39)	(228)
Translation adjustment	316	-	316	214	365	(265)	2
Balance at March 31, 2023	$29,708	$(18,469)	$11,239	$6,857	$2,723	$668	$991

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $738 and $785 for the quarters ended March 31, 2023, and March 25, 2022, respectively. Intangible amortization expense was $2,140 and $2,415 for the three quarters ended March 31, 2023, and March 25, 2022, respectively. Estimated intangible amortization expense for the remainder of fiscal 2023 and each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2023	$742
2024	2,838
2025	2,681
2026	1,757
2027	1,096
2028	1,066
Thereafter	1,059

J.	Long-term Debt

Long-term debt at March 31, 2023 and June 30, 2022 consisted of the following:

	March 31, 2023	June 30, 2022
Credit Agreement Debt
Revolving loans (expire June 2025)	$19,240	$22,968
Term loan (due March 2026)	12,000	13,500
Other	36	75
Subtotal	31,276	36,543
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$29,276	$34,543

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

As of March 31, 2023, current maturities include $2,000 of term loan payments due within the coming year.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $34 in principal was paid on these liabilities during the three quarters ended March 31, 2023.

During the quarter ended March 31, 2023, the average interest rate was 6.22% on the Term Loan, and 5.15% on the Revolving Loans.

As of March 31, 2023, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $40,000, and the Company had approximately $20,760 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at March 31, 2023 and June 30, 2022. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of March 31, 2023, the notional amount was $12,000. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of March 31, 2023 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended March 31, 2023 and March 25, 2022.

The following is a reconciliation of the Company’s equity balances for the first three fiscal quarters of 2023 and 2022:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2022	$42,551	$135,031	$(32,086)	$(14,720)	$412	$131,188
Net (loss) income		(2,029)			98	(1,931)
Translation adjustments			(6,328)		38	(6,290)
Benefit plan adjustments, net of tax			518			518
Unrealized gain on cash flow hedge, net of tax			793			793
Compensation expense	658					658
Shares (acquired) issued, net	(1,924)			1,756		(168)
Balance, September 30, 2022	41,285	133,002	(37,103)	(12,964)	548	124,768
Net income		1,139			15	1,154
Translation adjustments			8,333		59	8,392
Benefit plan adjustments, net of tax			(515)			(515)
Unrealized loss on cash flow hedge, net of tax			(595)			(595)
Compensation expense	856					856
Shares (acquired) issued, net	(697)			402		(295)
Balance, December 30, 2022	41,444	134,141	(29,880)	(12,562)	622	133,765
Net income		2,674			76	2,750
Translation adjustments			1,023		(9)	1,014
Benefit plan adjustments, net of tax			578			578
Unrealized loss on cash flow hedge, net of tax			(224)			(224)
Compensation expense	736					736
Shares issued (acquired), net	(35)			35		-
Balance, March 31, 2023	$42,145	$136,815	$(28,503)	$(12,527)	$689	$138,619

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2021	$40,972	$126,936	$(22,615)	$(15,083)	$450	$130,660
Net income		1,920			60	1,980
Translation adjustments			(2,014)		76	(1,938)
Benefit plan adjustments, net of tax			384			384
Unrealized gain on cash flow hedge, net of tax			204			204
Compensation expense	625					625
Shares (acquired) issued, net	(432)			141		(291)
Balance, September 24, 2021	41,165	128,856	(24,041)	(14,942)	586	131,624
Net (loss) income		(3,836)			86	(3,750)
Translation adjustments			(1,676)		(25)	(1,701)
Benefit plan adjustments, net of tax			623			623
Unrealized gain on cash flow hedge, net of tax			735			735
Compensation expense	595					595
Shares (acquired) issued, net	(169)			(26)		(195)
Balance, December 31, 2021	41,591	125,020	(24,359)	(14,968)	647	127,931
Net income		2,231			79	2,310
Translation adjustments			(2,680)		(41)	(2,721)
Benefit plan adjustments, net of tax			505			505
Unrealized loss on cash flow hedge, net of tax			810			810
Compensation expense	620					620
Shares issued (acquired), net	(163)			163		0
Balance, March 25, 2022	$42,048	$127,251	$(25,724)	$(14,805)	$685	$129,455

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended March 31, 2023 and March 25, 2022 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2022	$(2,266)	$(31,726)	$355	$1,551
Translation adjustment during the quarter	(6,328)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	518	349	444
Net current period other comprehensive (loss) income	(6,328)	518	349	444
Balance at September 30, 2022	$(8,594)	$(31,208)	$704	$1,995
Translation adjustment during the quarter	8,333	-	-	-
Plan merger remeasurement adjustment	-	(1,115)	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	600	(10)	(585)
Net current period other comprehensive (loss) income	8,333	(515)	(10)	(585)
Balance at December 30, 2022	(261)	(31,723)	694	1,410
Translation adjustment during the quarter	1,023
Amounts reclassified from accumulated other comprehensive income (loss)	-	578	(133)	(91)
Net current period other comprehensive (loss) income	1,023	578	(133)	(91)
Balance at March 31, 2023	$762	$(31,145)	$561	$1,319

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2021	$9,192	$(31,463)	$(678)	$334
Translation adjustment during the quarter	(2,014)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	384	68	136
Net current period other comprehensive (loss) income	(2,014)	384	68	136
Balance at September 24, 2021	$7,178	$(31,079)	$(610)	$470
Translation adjustment during the quarter	(1,676)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	623	232	503
Net current period other comprehensive (loss) income	(1,676)	623	232	503
Balance at December 31, 2021	5,502	(30,456)	(378)	973
Translation adjustment during the quarter	(2,680)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	505	556	254
Net current period other comprehensive (loss) income	(2,680)	505	556	254
Balance at March 25, 2022	$2,822	$(29,951)	$178	$1,227

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 31, 2023 are as follows:

	Quarter Ended		Three Quarters Ended
	March 31, 2023		March 31, 2023
Changes in benefit plan items
Actuarial losses	$629	(a)	$1,844	(a)
Transition asset and prior service benefit	(51)	(a)	(152)	(a)
Plan merger remaeasurement adjustment	-		(1,115)
Translation	1		9
Total amortization	579		586
Income taxes	1		5
Total changes, net of tax	$578		$581

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 25, 2022 is as follows:

	Quarter Ended		Three Quarters Ended
	March 25, 2022		March 25, 2022
Changes in benefit plan items
Actuarial losses	$562	(a)	$1,687	(a)
Transition asset and prior service benefit	(64)	(a)	(190)	(a)
Translation	11		19
Total amortization	509		1,516
Income taxes	4		4
Total changes, net of tax	$505		$1,512

(a)

These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

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

Total restructuring charges relating to streamlining operations totaled $33 and $303 in the quarters ending March 31, 2023 and March 25, 2022, respectively. Total restructuring charges relating to streamlining operations totaled to $208 and $1,542 in the three quarters ending March 31, 2023 and March 25, 2022, respectively. Restructuring activities since June 2015 have resulted in the elimination of 254 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through March 31, 2023 were $16,406.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2022	$1,024
Additions	208
Payments, adjustments and write-offs during the year	(262)
Accrued restructuring liability, March 31, 2023	$970

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Basic:
Net income	$2,750	$2,310	$1,973	$539

Less: Net earnings attributable to noncontrolling interest	(76)	(79)	(188)	(223)

Less: Undistributed earnings attributable to unvested shares	-	-	-	-

Net income attributable to Twin Disc	2,674	2,231	1,785	316

Weighted average shares outstanding - basic	13,504	13,397	13,455	13,339

Basic Income Per Share:
Net earnings per share - basic	$0.20	$0.17	$0.13	$0.02

Diluted:
Net income	$2,750	$2,310	$1,973	$539

Less: Net earnings attributable to noncontrolling interest	(76)	(79)	(188)	(223)

Less: Undistributed earnings attributable to unvested shares	-	-	-	-

Net income attributable to Twin Disc	2,674	2,231	1,785	316

Weighted average shares outstanding - basic	13,504	13,397	13,455	13,339
Effect of dilutive stock awards	158	60	153	34
Weighted average shares outstanding - diluted	13,662	13,457	13,608	13,373

Diluted Income Per Share:
Net earnings per share - diluted	$0.20	$0.17	$0.13	$0.02

N.	Lease Liabilities

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

The components of lease expense were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Finance lease cost:
Amortization of right-of-use assets	$187	$162	$498	$492
Interest on lease liabilities	87	68	219	211
Operating lease cost	852	800	2,250	2,190
Short-term lease cost	2	13	5	53
Variable lease cost	94	46	202	127
Total lease cost	1,222	1,089	3,174	3,073
Less: Sublease income	(18)	(19)	(53)	(57)
Net lease cost	$1,204	$1,070	$3,121	$3,016

Other information related to leases was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$873	$808	$2,268	$2,281
Operating cash flows from finance leases	138	207	270	623
Financing cash flows from finance leases	73	68	231	726
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	218	695	1,736	1,091
Finance leases	47	-	367	307
Weighted average remaining lease term (years):
Operating leases			8.8	8.8
Finance lease			11.3	11.4
Weighted average discount rate:
Operating leases			7.2%	7.1%
Finance leases			5.2%	5.1%

Approximate future minimum rental commitments under non-cancellable leases as of March 31, 2023 were as follows:

	Operating Leases	Finance Leases
2023	$764	$233
2024	2,607	900
2025	1,708	661
2026	1,484	593
2027	1,438	527
Thereafter	7,701	3,598
Total future lease payments	15,702	6,512
Less: Amount representing interest	(3,269)	(1,338)
Present value of future payments	$12,434	$5,175

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	March 31, 2023	June 30, 2022
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$12,415	$12,685
Finance lease right-of-use assets	Property, plant and equipment, net	4,675	4,805

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$2,537	$2,127
Operating lease liabilities	Lease obligations	9,897	10,575
Finance lease liabilities	Accrued liabilities	627	576
Finance lease liabilities	Other long-term liabilities	4,548	4,440

O.	Derivative Financial Instruments

From time to time, the Company enters into derivative instruments to manage risks relating to interest rate and foreign exchange rate volatility. The Company does not purchase, hold, or sell derivative financial instruments for trading purposes. The Company’s practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if it determines the underlying forecasted transaction is no longer probable of occurring.

The Company reports all derivative instruments on its consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of March 31, 2023, with a notional amount of $12,000. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax gains related to cash flow hedging activities that were included in accumulated other comprehensive loss were $561 and $355 as of March 31, 2023, and June 30, 2022, respectively. The unrealized amounts in accumulated other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $239 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note J, Long-term Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €6,500, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax gains related to net investment hedging activities that were included in accumulated other comprehensive loss were $1,319 and $1,551 as of March 31, 2023 and June 30, 2022, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	March 31, 2023	June 30, 2022
Derivative designated as hedge:
Interest rate swap	Other current assets	$239	$68
Interest rate swap	Other noncurrent assets	112	77

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income for the quarters and three quarters ended March 31, 2023 and March 25, 2022, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended		For the Three Quarters Ended
	Income Location	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Derivative designated as hedge:
Interest rate swap	Interest expense	$76	$81	$238	$268
Interest rate swap	Unrealized (loss) gain on cash flow hedge	(133)	556	206	855
Net investment hedge	Unrealized (loss) gain on hedges	(91)	254	(232)	893

Item 2.         Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition, and certain other information. This discussion should be read in conjunction with our condensed consolidated financial statements as of March 31, 2023, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 31, 2023	% of Net Sales	March 25, 2022	% of Net Sales	March 31, 2023	% of Net Sales	March 25, 2022	% of Net Sales
Net sales	$73,772		$59,289		$193,036		$166,939
Cost of goods sold	54,507		41,598		143,451		122,319
Gross profit	19,265	26.1%	17,691	29.8%	49,585	25.7%	44,620	26.7%
Marketing, engineering and administrative expenses	14,626	19.8%	14,396	24.3%	45,688	23.7%	42,753	25.6%
Restructuring of operations	33	0.0%	303	0.5%	208	0.1%	1,542	0.9%
Other operating income	1	0.0%	(63)	-0.1%	(4,149)	-2.1%	(2,957)	-1.8%
Income from operations	$4,605	6.2%	$3,055	5.2%	$7,838	4.1%	$3,282	2.0%

Comparison of the Third Quarter of Fiscal 2023 with the Third Quarter of Fiscal 2022

Net sales for the third quarter increased 24.4%, or $14.5 million, to $73.8 million from $59.3 million in the same quarter a year ago. The Company continues to experience strong demand across most of its markets following the severe impact of the COVID-19 pandemic in fiscal 2021, including initial demand for new transmissions in the North American oil and gas market, along with the ongoing demand for aftermarket support. The Company’s ability to ship product continues to be hampered by a variety of supply chain challenges. These include supplier capacity constraints, extended supplier lead times and a global shortage of electronic components. Global sales of industrial products declined 13.7%, primarily due to supply chain challenges, while shipments of marine and propulsion products improved by 32.2% and off-highway transmission shipments grew by 21.7% compared with the prior year third quarter. The North American region enjoyed the most significant sales improvement ($6.8 million or 33.9%) due to generally improving market conditions, stabilizing supply chain and increased new unit and aftermarket demand in the North American energy market. The European region saw a more modest increase ($1.6 million or 7.3%), with a more challenging economy and the negative impact of currency exchange. Sales into the Asia Pacific region increased 43.1%, or $5.3 million, primarily due to a catch-up in shipments of certain oil and gas related products into China after a pause in the second quarter. Currency translation had an unfavorable impact on third quarter fiscal 2023 sales compared to the third quarter of the prior year totaling $2.0 million primarily due to the weakening of the euro and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 13.5%, or $7.6 million, versus the same quarter last year. The U.S. manufacturing operations experienced a 10.8%, or $3.2 million, increase in sales versus the third fiscal quarter of 2022, with recovering markets and growing North American demand in the energy market, partially offset by the continued supply chain challenges noted above. The Company’s operation in the Netherlands was up $0.6 million (4.5%) compared to the third fiscal quarter of 2022, primarily due to improving market demand and strong operational execution, partially offset by an unfavorable currency impact and supply chain limitations. Similarly, the Company’s Belgian operation saw an increase compared to the prior year third quarter (35.5% or $1.9 million), with improving demand and stabilizing supply chain, partially offset by an unfavorable translation effect. The Company’s Italian manufacturing operations were up $1.6 million (24.4%) compared to the third quarter of fiscal 2022, with improving execution and easing supply chain interruptions. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.3 million (33.1%) compared to the prior year third quarter.

Our distribution segment experienced an increase in sales of $10.1 million (42.6%) in the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. The Company’s Asian distribution operations in Singapore, China and Japan were up 33.5%, or $3.3 million, from the prior year primarily due to a recovery in shipments of certain oil and gas related products into China after a pause during the second fiscal quarter. The Company’s North America distribution operation saw an increase ($3.4 million or 68.5%) on stronger supply of product from the manufacturing operations, as all markets have seen improving demand. The Company’s European distribution operation saw an increase ($0.7 million or 15.5%) resulting from improved factory shipments and market demand, partially offset by the unfavorable impact of currency translation. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw continued growth (62.1% increase, or $2.7 million), from the prior year third fiscal quarter, on the continued strengthening of pleasure craft marine market demand in the region.

Total gross profit for the third quarter of fiscal 2023 improved by $1.6 million, or 8.9%, from the third quarter of fiscal 2022 primarily due to the additional sales in the quarter. Gross profit as a percentage of sales for the third quarter of fiscal 2023 declined to 26.1%, compared to 29.8% for the same period last year. The decline from the prior year is primarily the result of inflationary pressures on cost ($2.5 million) and a less favorable mix of product shipments ($0.2 million).

For the fiscal 2023 third quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 19.8%, compared to 24.3% for the fiscal 2022 third quarter. ME&A expenses increased just $0.2 million (1.6%) versus the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the incremental impact of prior year COVID subsidies ($0.7 million), increased wages and benefits ($0.7 million) and a return to more normalized travel spending ($0.3 million). These increases were partially offset by a reduction in global bonus expense ($1.2 million) and a foreign currency translation impact of $0.3 million.

The Company incurred restructuring charges during the third quarter of fiscal 2023 and fiscal 2022, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs.

Interest expense was relatively flat at $0.5 million in the third quarter of fiscal 2023, with a slightly higher rate partially offset by a lower average outstanding revolver balance.

Other expense of $0.8 million for the third fiscal quarter was primarily attributable to translation losses related to the Company’s euro denominated liabilities.

The fiscal 2023 third quarter effective tax rate was 16.6% compared to 24.6% in the prior fiscal year third quarter. The mix of foreign earnings by jurisdiction resulted in the decrease to the effective tax rate.

Comparison of the First Nine Months of Fiscal 2023 with the First Nine Months of Fiscal 2022

Net sales for the first nine months increased 15.6%, or $26.1 million, to $193.0 million from $166.9 million in the same period a year ago. The Company experienced strong and improving demand through the first nine months as all markets have demonstrated recovery following the severe impact of the COVID-19 pandemic in fiscal 2021, including demand for new transmissions in the North American oil and gas market demand, along with the ongoing demand for aftermarket support. The Company’s ability to ship product continues to be hampered by a variety of supply chain challenges, with these challenges easing somewhat during the third quarter. These include supplier capacity constraints, extended supplier lead times and a global shortage of electronic components. Global sales of industrial products were essentially even with the comparable period in the prior year, while shipments of marine and propulsion products improved by 15.0% and off-highway transmission shipments grew by 20.5% compared with the prior year nine months. The North American region enjoyed the most significant sales improvement ($18.7 million or 33.0%) due to generally improving market conditions and increased new unit and aftermarket demand in the North American energy market. The European region saw a more modest increase ($2.5 million or 4.5%), with a more challenging economy and the negative impact of currency exchange. Sales into the Asia Pacific region increased 13.5%, or $5.1 million, primarily due to continued demand for oil and gas related products into China, along with continued strong demand in Australia. Currency translation had an unfavorable impact on the first nine months of fiscal 2023 sales compared to the comparable period of the prior year totaling $11.9 million primarily due to the weakening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 15.1%, or $22.3 million, versus the same period last year. The U.S. manufacturing operations experienced a 21.4%, or $16.3 million, increase in sales versus the first nine months of fiscal 2022, with recovering markets and growing North American demand in the energy market, partially offset by the continued supply chain challenges noted above. The Company’s operation in the Netherlands was up $1.4 million (4.1%) compared to the first nine months of fiscal 2022, primarily due to improving market demand and strong operational execution, partially offset by an unfavorable currency impact and supply chain limitations. The Company’s Belgian operation saw a solid increase compared to the prior year comparable period (9.6% or $1.5 million), with improving demand and operational execution partially offset by an unfavorable currency translation effect. The Company’s Italian manufacturing operations were up $2.6 million (14.6%) compared to the first nine months of fiscal 2022, with improving execution and easing supply chain interruptions. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.5 million (14.5%) compared to the prior year nine months.

Our distribution segment experienced an increase in sales of $11.2 million (15.5%) in the first nine months of fiscal 2023 compared to the comparable period of fiscal 2022. The Company’s Asian distribution operations in Singapore, China and Japan were up 2.0% from the prior year primarily due to continued strength in demand for oil and gas related products into China. The Company’s North America distribution operation saw a strong increase ($5.7 million or 39.9%) on stronger supply of product from the manufacturing operations, as all markets have seen improving demand. The Company’s European distribution operation saw an increase (2.4%) resulting from improving factory shipments partially offset by the unfavorable impact of currency translation. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw continued growth (28.0% increase) from the prior year comparable period, on the continued strengthening of pleasure craft marine market demand in the region.

Total gross profit for the first nine months improved by $5.0 million or 11.1% primarily on the improved sales volume and a more profitable mix of products sold. The gross profit percentage for the first nine months of fiscal 2023 declined to 25.7%, compared to 26.7% for the same period last year. The prior year result reflects the benefit of an Employee Retention Credit (“ERC”, part of various COVID-19 relief programs provided by the U.S. government) of $1.3 million recorded at the Company’s domestic operation, along with the benefit of a NOW subsidy (COVID-19 relief program in the Netherlands) of $0.7 million. Adjusting for these non-recurring items, the gross profit percent for the first nine months of the prior year would have been 25.5%.

For the fiscal 2023 first nine months, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 23.7%, compared to 25.6% for the fiscal 2022 first nine months. ME&A expenses increased $2.9 million (6.9%) versus the same period last fiscal year. The increase in ME&A spending for the period was comprised of the incremental impact of prior year COVID subsidies ($2.1 million), increased professional fees ($0.6 million), salaries and benefits ($1.4 million) marketing activities ($0.4 million), spending on travel and entertainment ($0.8 million) and other inflationary impacts ($0.5 million). These increases were partially offset by a reduction in the global bonus expense ($0.9 million) and a foreign currency translation impact of $2.0 million.

The Company incurred restructuring charges during the first nine months of fiscal 2023 and fiscal 2022, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs.

The Company recorded other operating income of $4.1 million in the first nine months of fiscal 2023 associated with the gain on the sale of the Company’s facility in Belgium. The building was sold for approximately $7.2 million.

Interest expense was relatively flat at $1.7 million in the first nine months of fiscal 2023, with a slightly higher rate partially offset by a lower average outstanding revolver balance.

Other expense of $1.8 million for the first nine months of fiscal 2023 was primarily attributable to translation losses related to the Company’s euro denominated liabilities.

The fiscal 2023 nine-month effective tax rate was 54.4% compared to 76.5% in the prior fiscal year comparable period. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the change to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between March 31, 2023 and June 30, 2022

As of March 31, 2023, the Company had net working capital of $127.3 million, which represents an increase of $3.9 million, or 3.2%, from the net working capital of $123.4 million as of June 30, 2022.

Cash increased by $1.5 million to $14.0 million as of March 31, 2023, versus $12.5 million as of June 30, 2022. As of March 31, 2023, the majority of the cash is at the Company’s overseas operations in Europe ($2.9 million) and Asia-Pacific ($10.0 million).

Trade receivables of $44.4 million were down $1.0 million, or approximately 2.2%, when compared to last fiscal year-end. The impact of foreign currency translation was to increase accounts receivable by $0.9 million versus June 30, 2022. As a percent of sales, trade receivables finished at 60.2% in the third quarter of fiscal 2023 compared to 65.7% for the comparable period in fiscal 2022 and 59.8% for the fourth quarter of fiscal 2022.

Inventories increased by $9.0 million, or 7.1%, versus June 30, 2022 to $136.2 million. The impact of foreign currency translation was to increase inventories by $2.0 million versus June 30, 2022. The remaining increase was seen primarily at the Company’s operations in the Netherlands ($6.7 million) and Singapore ($2.3 million). The Singapore increase was the result of a temporary delay in the shipment of certain oil and gas transmission products into China. The Netherlands increase was primarily driven by an imbalance in the supply chain, resulting in excess inventory waiting for missing components to finish assembly, or waiting for customers to accept shipment. Other increases were seen at our Italian manufacturing operations ($2.7 million) and our Australian ($1.1 million) and European ($0.6 million) distribution operations. There was an offsetting decrease at the North American operations ($6.4 million) resulting from increased focus on purchase quantities and timing of deliveries. On a consolidated basis, as of March 31, 2023, the Company’s backlog of orders to be shipped over the next six months approximates $127.7 million, compared to $101.2 million at June 30, 2022 and $98.9 million at December 31, 2021. As a percentage of six-month backlog, inventory has decreased from 126% at June 30, 2022 to 107% at March 31, 2023.

Net property, plant and equipment decreased $0.9 million (2.2%) to $40.7 million versus $41.6 million at June 30, 2022. In the first fiscal quarter of 2023, the Company reclassified approximately $2.8 million of assets to Assets Held for Sale related to a building in Belgium that was then sold during the second fiscal quarter. The Company had capital spending of $6.8 million in the first three quarters, as well as a favorable exchange impact ($0.3 million). These increases were partially offset by depreciation of $4.8 million. Capital spending occurring in the first nine months was primarily related to replacement capital. In total, the Company expects to invest between $9 and $11 million in capital assets in fiscal 2023. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of March 31, 2023 of $29.7 million was up $1.2 million, or 4.2%, from June 30, 2022. The impact of foreign currency translation was to increase accounts payable by $0.6 million versus June 30, 2022. The remaining increase is primarily related to the timing of purchasing activities.

Total borrowings and long-term debt as of March 31, 2023 decreased $5.3 million to $31.3 million versus $36.5 million at June 30, 2022. During the first nine months, the Company reported slightly positive free cash flow (defined as operating cash flow less acquisitions of fixed assets), driven by the payment of a bonus accrual and the first half increase to inventory, offset by improved operating results and inventory reduction in the third fiscal quarter. The Company also generated $7.2 million in cash through the sale of the Belgian facility. The Company ended the third quarter with total debt, net of cash, of $17.3 million, compared to $24.0 million at June 30, 2022, for a net improvement of $6.8 million.

Total equity increased $7.4 million, or 5.7%, to $138.6 million as of March 31, 2023. The net profit during the first nine months increased equity by $1.8 million, while a favorable foreign currency translation increased equity by $3.1 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $1.8 million. The net remaining increase in equity of $0.7 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

The Company's June 29, 2018 credit agreement (the "Credit Agreement") with BMO Harris Bank, N.A. ("BMO"), as amended through the Ninth Amendment dated June 30, 2022, remains in effect, and there have been no material changes in the terms of the Credit Agreement since the end of the Company's most recent fiscal year.  As of March 31, 2023, the Company's borrowing capacity on the Revolving Loans under the Credit agreement was $40,000,000 and the Company had approximately $20,760,000 of available borrowings.  In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.  As of March 31, 2023, the Company also had cash of $14.0 million, primarily at its overseas operations.  These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company.

The Company expects capital expenditures to be approximately $9 - $11 million in fiscal 2023.  These anticipated expenditures reflect the Company's plans to invest in modern equipment to drive efficiencies, quality improvements, and cost reductions.

The Company's significant contractual obligations as of March 31, 2023 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of March 31, 2023, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note G "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2023, the Company expects to contribute $0.8 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2023, the Company expects to contribute $0.7 million to its defined benefit pension plans, the minimum contribution required.  The Company does not have any material off-balance sheet arrangements.

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

There were no securities of the Company sold by the Company during the quarter ended March 31, 2023, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 31, 2022 – January 27, 2023	0	NA	0	315,000

January 28 – February 24, 2023	0	NA	0	315,000

February 25 – March 31, 2023	0	NA	0	315,000

Total	0	NA	0	315,000

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock. This authorization has no expiration, and as of March 31, 2023, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended March 31, 2023.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 10, 2023	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer