Form 10-K
period 2023-06-30
TWIN DISC INC
filed 2023-09-08
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-7635

TWIN DISC, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0667110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

222 East Erie Street, Suite 400, Milwaukee, Wisconsin	53202
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, including area code:	(262) 638-4000

1328 Racine Street, Racine, Wisconsin	53403
(Former Name or Former Address, if Changed Since Last Report)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (No Par Value)	TWIN	The NASDAQ Stock Market LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

At December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant was $105,859,813. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 23, 2023, the registrant had 13,962,628 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TABLE OF CONTENTS

TWIN DISC, INC. - FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2023

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability. The Company’s top ten customers accounted for approximately 47% and 50% of the Company's consolidated net sales during the years ended June 30, 2023 and June 30, 2022, respectively. Included in the Company’s top ten customers, there was one customer, an authorized distributor of the Company, that accounted for 10% of consolidated net sales in fiscal year 2023.

Unfilled open orders for the next six months of $119.2 million at June 30, 2023 compares to $101.2 million at June 30, 2022. Since orders are subject to cancellation and rescheduling by the customer, the six‑month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in total backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2.5 million and $1.6 million in fiscal 2023 and 2022, respectively. Total engineering and development costs were $8.7 million and $8.8 million in fiscal 2023 and 2022, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2023 and June 30, 2022 was 739 and 761, respectively. The Company believes that its continued success is a direct result of its talent. As such, the Company strives to be an employer of choice in every community in which it operates. It does this by fostering a fair, respectful, inclusive and safe work environment and culture shaped with its core values of customer focus, integrity, accountability, teamwork, and innovation.

A summary of financial data by segment, geographic area, and classes of products that accounted for more than 10% of consolidated sales revenues for the years ended June 30, 2023 and 2022 appears in Note J, Business Segments and Foreign Operations, to the consolidated financial statements.

The Company’s website address is www.twindisc.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission. The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. In addition, the Company makes available, through its website, important corporate governance materials. This information is also available from the Company upon request. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference to, this Annual Report on Form 10-K.

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

The Company continues to be adversely affected by the economic disruptions caused by the global coronavirus pandemic.  In March 2020, the World Health Organization (“WHO”) declared that a new strain of coronavirus that originated in Wuhan, China, and has rapidly spread around the world (“COVID-19”) is a pandemic that poses significant risk to the international community.  This outbreak contributed to shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatility causing substantial declines in market capitalization, and occurring in the midst of an already challenging economic environment in some of our markets, most notably the oil and gas market.  As a result of the outbreak, starting in March 2020 and intermittently through June 30, 2023, the Company suspended or reduced its operations, in whole or in part, in several of its locations. The Company’s businesses operate in market segments impacted by COVID-19.  Operating during a global pandemic has exposed the Company to a number of material risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our and our suppliers’ manufacturing facilities, maintenance of appropriate labor levels, our ability to ship products to our customers, interruptions in our supply chains and distribution systems, access to capital and potential increases to the cost of capital, collection of trade receivables in accordance with their terms and potential further impairment of long-lived assets; all of which, in the aggregate, have had an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Management continues to monitor the global situation and its effect on financial condition, liquidity, operations, suppliers, industry and workforce.  The Company remains unable to estimate the full extent or nature of the impact of COVID-19.

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

In the event of an increase in the global demand for steel, the Company could be adversely affected if it experiences shortages of raw castings and forgings used in the manufacturing of its products. With the continued advancement of certain developing economies, in particular China and India, the global demand for steel has risen significantly in recent years. The Company selects its suppliers based on a number of criteria, and the Company expects that they will be able to support its needs. However, there can be no assurance that a significant increase in demand, capacity constraints or other issues experienced by the Company’s suppliers will not result in shortages or delays in their supply of raw materials to the Company. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates which would adversely affect its sales, profitability and relationships with its customers.

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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although there was only one customer that accounted for 10% or more of consolidated net sales in fiscal 2023, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected. Although the Company’s accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of its largest customers could have a material adverse impact on the collectability of its accounts receivable and future operating results.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 65% of the Company’s consolidated net sales for fiscal 2023. The Company has international manufacturing operations in Belgium, Italy, the Netherlands and Switzerland. In addition, the Company has international distribution operations in Singapore, China, Australia, Japan, Italy, Belgium, and India. The Company’s international sales and operations are subject to a number of risks, including:

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

A material disruption at the Company’s manufacturing facility in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. The majority of the Company’s manufacturing, based on fiscal 2023 sales, came from its facility in Racine, Wisconsin. If operations at this facility were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions, labor force disruptions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes is adequate to reconstruct its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

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

As of June 30, 2023, the Company had a borrowing capacity that exceeded its outstanding loan balance (see Note G, Debt, of the notes to the consolidated financial statements). Based on its annual financial plan, the Company believes that it will generate sufficient cash flow levels throughout fiscal 2024 to meet the required financial covenants under the agreements. However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods.

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

The Company may experience negative or unforeseen tax consequences. The Company reviews the probability of the realization of its net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce the Company’s net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition. In fiscal 2021, the Company recorded a 100% allowance on its domestic deferred tax assets, totaling $15.9 million. At June 30, 2023 and 2022, the allowance totaled $22.3 million and $23.1 million, respectively.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Company leases a facility in Milwaukee, Wisconsin, U.S.A., which serves as its corporate headquarters.

Manufacturing Segment

The Company owns two manufacturing, assembly and office facilities in Racine, Wisconsin, U.S.A., and one in Decima, Italy. The aggregate floor space of these three plants approximates 580,000 square feet. One of the Racine facilities is classified as an asset held for sale. The Company leases additional manufacturing, assembly and office facilities in, Sturtevant, Wisconsin; Lufkin, Texas; Limite sull’Arno, Italy; Papendrecht, Netherlands; Nivelles, Belgium; Novazzano, Switzerland; and Decima, Italy.

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

Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10‑K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2023.

Name	Age	Position
John H. Batten	58	President and Chief Executive Officer
Jeffrey S. Knutson	58	Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

Officers are elected annually by the Board of Directors at the Board meeting held in conjunction with each Annual Meeting of the Shareholders. Each officer holds office until a successor is duly elected, or until he/she resigns or is removed from office.

John H. Batten, President and Chief Executive Officer. Effective October 2022, Mr. Batten was renamed President and Chief Executive Officer. Prior to that, Mr. Batten served as Chief Executive Officer since May 2019, President and Chief Executive Officer since July 2013, President and Chief Operations Officer since July 2008, Executive Vice President since October 2004, Vice President and General Manager – Marine Products since October 2001 and Commercial Manager – Marine since 1998. Mr. Batten joined Twin Disc in 1996 as an Application Engineer.

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

There were no dividend payments made in the fiscal years ended June 30, 2023 and 2022.

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 4, 2023, shareholders of record numbered 331.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 – April 28, 2023	0	NA	0	315,000
April 29, 2023 – May 26, 2023	0	NA	0	315,000
May 2, 2023 - June 30, 2023	0	NA	0	315,000
Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during fiscal 2022 and 2023. As of June 30, 2023, 315,000 shares remain authorized for purchase.

Item 6.  Reserved

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2023. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

Note on Forward-Looking Statements

This report contains statements (including but not limited to certain statements in Items 1, 3, and 7) that are forward-looking as defined by the Securities and Exchange Commission in its rules, regulations and releases.  Forward-looking statements include the Company’s description of plans and objectives for future operations and assumptions behind those plans. The words “anticipates,” “believes,” “intends,” estimates,” and “expects,” or similar anticipatory expressions, usually identify forward-looking statements.  These statements are based on management’s current expectations that are based on assumptions that are subject to risks and uncertainties.  Actual results may vary because of variations between these assumptions and actual performance.  In addition, goals established by the Company should not be viewed as guarantees or promises of future performance. There can be no assurance the Company will be successful in achieving its goals.

The Company intends that such forward-looking statements qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including, but not limited to those factors discussed under Item 1A, Risk Factors, could cause actual results to be materially different from what is presented in any forward-looking statements. Accordingly, the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed therein will be achieved. The Company assumes no obligation, and disclaims any obligation, to publicly update or revise any forward-looking statements to reflect subsequent events, new information, or otherwise.

Fiscal 2023 Compared to Fiscal 2022

Net Sales

Net sales for fiscal 2023 increased 14.0%, or $34.1 million, to $277.0 million from $242.9 million in fiscal 2022. The Company continued to experience growing demand across most of the markets served, following the unfavorable impact of the COVID-19 crisis on the Company’s global markets in fiscal 2020 and 2021. While market demand was strong through the year, supply chain challenges again limited the Company’s ability to deliver product during the fiscal year. The Company noted improving supply chain performance through the year, delivering sequential revenue improvements through the four quarters of fiscal 2023. Currency translation had an unfavorable impact on fiscal 2023 sales compared to the prior year totaling $11.5 million, primarily due to the weakening of the euro and Australian dollar against the U.S. dollar.

Sales for our manufacturing segment increased 12.2%, or $26.6 million, versus the same period last year. The largest improvement was seen at the Company’s Veth propulsion operation in the Netherlands, which experienced a 17.1% increase in sales compared to fiscal 2022 despite a $3.2 million unfavorable currency translation impact. The primary driver for this increase was growing demand for the Company’s innovative propulsion solutions around the globe, partially offset by supply chain challenges limiting shipments. The Company’s domestic manufacturing operation experienced a 9.6% increase in sales in fiscal 2023, driven by continued strong demand across the product portfolio, with particular strength in demand for oil and gas related products for both new construction and rebuilds. The Company’s Italian manufacturing operations reported a 14.4% increase in sales from fiscal 2022, despite an unfavorable currency translation impact, thanks to recovering European markets following the negative impact of the COVID-19 pandemic. The Company’s Belgian manufacturing operation saw a 12.3% increase in sales from fiscal 2022 despite an unfavorable foreign exchange impact, with strength in the global marine markets it serves. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 16.4% increase in sales compared to fiscal 2022, primarily due to a recovering European marine market.

Sales for our distribution segment were up 14.3%, or $15.2 million, compared to fiscal 2022, with improving global demand and product delivery from the manufacturing operations. The Company’s Asian distribution operation in Singapore, China and Japan experienced a 7.4% increase in sales due to the recovering global demand following the impacts of COVID-19 and continued strength in Chinese demand for oil and gas related products. The Company’s European distribution operation saw a slight increase in sales of 2.1%, as improving demand was offset by an unfavorable currency translation impact and supply chain challenges limiting shipment of goods from the production operations. The Company’s North American distribution operation experienced significant revenue growth of 35.7% as supply chain challenges eased somewhat, allowing for a catch-up in deliveries against a strong demand backdrop. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems primarily for the pleasure craft market, saw a 14.4% sales increase, driven by strong demand for the Company’s product in the pleasure craft market.

Net sales for the Company’s marine transmission, propulsion and boat management systems were up 17.2% in fiscal 2023 compared to the prior fiscal year. This increase reflects a general strengthening of the global economy following the negative impact of the COVID-19 pandemic in fiscal 2022, continued global growth of the Veth product and a general easing of supply chain constraints during the second half of the fiscal year. In the off-highway transmission market, the year-over-year increase of 12.5% can also be attributed primarily to the global recovery following the impact of the COVID-19 pandemic, with particular strength in North American aftermarket product sales for the oil and gas industry. Sale of the Company’s pressure pumping transmission systems into China also remains strong. The decrease experienced in the Company’s industrial products of 7.2% was a function of a stronger fiscal 2022 driven by the catch-up in demand after a pause during the COVID-19 pandemic, along with a softening in order rates during the second half of the fiscal year.

Geographically, sales to the U.S. and Canada improved 22% in fiscal 2023 compared to fiscal 2022, representing 38% of consolidated sales for fiscal 2023 compared to 36% in fiscal 2022. The increase is primarily due to the continuing economic recovery following the COVID-19 pandemic, with strong demand experienced across the markets served by the Company. Sales into the Asia Pacific market improved 13% compared to fiscal 2022 and represented approximately 23% of sales in fiscal 2023, compared to 23% in fiscal 2022. The increase in fiscal 2023 reflects a continued strong Australian pleasure craft market, continued demand for the Company’s oil and gas transmissions by the Chinese market and a general economic recovery following the COVID-19 pandemic. Sales into the European market improved approximately 11% from fiscal 2022 levels while accounting for 30% of consolidated net sales in fiscal 2023 compared to 31% of net sales in fiscal 2022. The region enjoyed strong demand across the end markets served, limited somewhat by supply chain challenges, but overcoming an unfavorable currency exchange impact. See Note J, Business Segments and Foreign Operations, of the notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

Gross Profit

In fiscal 2023, gross profit improved $5.5 million, or 8.0%, to $74.3 million on a sales increase of $34.0 million. Gross profit as a percentage of sales decreased 150 basis points in fiscal 2023 to 26.8%, compared to 28.3% in fiscal 2022.

There were a number of factors that impacted the Company’s overall gross profit rate in fiscal 2023. Gross profit for the year was primarily impacted by improved volumes (approximately $9.6 million) and a more favorable product mix (approximately $1.5 million). This was driven by the global economic recovery that started in fiscal 2021 following the impact of the COVID-19 pandemic and an increase in the sales of high-margin oil and gas transmissions and parts. The Company experienced a negative impact to margins from inflationary cost pressures, primarily through the first three quarters of the fiscal year ($3.7 million). In addition, the prior year result included the net favorable impact on margins from the recording of benefits related to COVID-19 relief programs of the U.S. and the Netherlands, totaling $2.0 million.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $62.2 million were up $2.2 million, or 3.6%, in fiscal 2023 compared to the prior fiscal year. As a percentage of sales, ME&A expenses decreased to 22.5% of sales versus 24.7% of sales in fiscal 2022. The increase in ME&A spending in fiscal 2023 compared to the prior year was driven by the incremental impact of prior year COVID subsidies ($2.1 million), increased professional fees ($0.7 million), increased salaries and benefits ($0.8 million), increased marketing activities ($0.9 million), higher travel expense ($0.7 million) and increased stock-based compensation ($0.6 million). These increases were partially offset by a reduction in the global bonus expense ($2.0 million) and a currency exchange driven decrease ($1.6 million).

Restructuring of Operations

During the course of fiscal 2023 and fiscal 2022 the Company incurred $0.2 million and $1.0 million in restructuring charges, respectively. These charges relate to a continued restructuring program at the Company’s Belgian operation to focus resources on core manufacturing process, while allowing for savings on the outsourcing of non-core processes.

Interest Expense

Interest expense of $2.3 million for fiscal 2023 was $0.2 million higher than fiscal 2022 due to an increased average interest rate, partially offset by a lower average balance on the domestic revolver.

Other Income, Net

In fiscal 2023, other income, net, of $0.7 million declined by $3.0 million from the prior fiscal year other income, net, of $3.7 million. This change is primarily due to the impact of currency movements related to the euro.

Income Taxes

The effective tax rate for fiscal 2023 is 26.2% compared to 14.5% for fiscal 2022.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. In fiscal 2021, the Company evaluated the likelihood of whether the net domestic deferred tax assets would be realized and concluded that it is more likely than not that all of deferred tax assets would not be realized. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, a valuation allowance in the amount of $15.9 million, was included in income tax expense (benefit) on the consolidated statement of operations, for fiscal year 2021. In fiscal year 2023 and 2022, the valuation allowance was $22.3 million and $23.1 million, respectively.

Order Rates

As of June 30, 2023, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $119.2 million or approximately 18% higher than the six-month backlog of $101.2 million as of June 30, 2022. The increased backlog is primarily attributable to the improvement in order rates throughout the fiscal year resulting from the global economic recovery following the negative impact of the COVID-19 pandemic.

Liquidity and Capital Resources

Fiscal Years 2023 and 2022

The net cash provided by operating activities in fiscal 2023 totaled $22.9 million, an improvement of $31.2 million from the prior fiscal year cash used by operating activities of $8.3 million. The positive operating cash flow was created primarily by a strong earnings result and volume driven increases in current liabilities, only partially offset by an increase to trade receivables and a well-controlled inventory increase despite the volume gains. The Company has begun to make progress on its inventory reduction initiatives, driving a $4.9 million decrease during the second half of fiscal 2023.

The net cash used by investing activities for fiscal 2023 primarily represents capital spending of $7.9 million, partially offset by the sales of fixed assets totaling $7.2 million. The capital spending amount reflects a return to somewhat normalized capital spending levels, somewhat hampered by extended lead times on equipment resulting from global supply chain challenges.

The net cash used by financing activities relates primarily to repayments of long-term debt ($18.2 million), along with payments for withholding taxes on stock compensation ($0.5 million), payments on finance lease obligations ($0.6 million) and dividends paid to a non-controlling interest ($0.2 million). During fiscal 2023, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

Future Liquidity and Capital Resources

On June 29, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO”) that provided for the assignment and assumption of the previously existing loans between the Company and Bank of Montreal (the “2016 Credit Agreement”) and subsequent amendments into a term loan (the “Term Loan”) and revolving credit loans (each a “Revolving Loan” and, collectively, the “Revolving Loans,” and, together with the Term Loan, the “Loans”). Pursuant to the Credit Agreement, BMO agreed to make the Term Loan to the Company in a principal amount not to exceed $35.0 million and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate, $50.0 million (the “Revolving Credit Commitment”), subject to a Borrowing Base based on Eligible Inventory and Eligible Receivables. Subsequent amendments to the Credit Agreement reduced the Term Loan to $20.0 million, extended the maturity date of the Term Loan to March 4, 2026, and require the Company to make principal installment payments on the Term Loan of $0.5 million per quarter. In addition, under subsequent amendments to the Credit Agreement, BMO’s Revolving Credit Commitment is currently $40.0 million. The Credit Agreement also allows the Company to obtain Letters of Credit from BMO, which if drawn upon by the beneficiary thereof and paid by BMO, would become Revolving Loans. Under the Credit Agreement, the Company may not pay cash dividends on its common stock in excess of $3.0 million in any fiscal year. The term of the Revolving Loans under the Credit Agreement currently runs through June 30, 2025.

Under the Credit Agreement as amended, interest rates are based on either the secured overnight financing rate (“SOFR”) or the euro interbank offered rate (the “EURIBO Rate”). Loans are designated either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin, or “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin. Amounts drawn on a Letter of Credit that are not timely reimbursed to the Bank bear interest at a Base Rate plus an Applicable Margin. The Company also pays a commitment fee on the average daily Unused Revolving Credit Commitment equal to an Applicable Margin. Currently, the Applicable Margins are between 1.25% and 2.75% for Revolving Loans and Letters of Credit; 1.375% and 2.875% for Term Loans; and .10% and .15% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Credit Agreement, as amended, requires the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. The Company’s Tangible Net Worth may not be less than $100 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2023.

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

The Company has also entered into a Deposit Account Control Agreement with the Bank, reflecting the Bank’s security interest in deposit accounts the Company maintains with the Bank. The Bank may not provide a notice of exclusive control of a deposit account (thereby obtaining exclusive control of the account) prior to the occurrence or existence of a Default or an Event of Default under the Credit Agreement or otherwise upon the occurrence or existence of an event or condition that would, but for the passage of time or the giving of notice, constitute a Default or an Event of Default under the Credit Agreement.

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

The Company’s balance sheet remains strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for its near-term needs. The Company had approximately $33.0 million of available borrowings under the Credit Agreement as of June 30, 2023. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of June 30, 2023, the Company also had cash of $13.3 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2024, the Company expects to contribute $0.6 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $3.8 million, or 3.0%, during fiscal 2023 and the current ratio (calculated as total current assets divided by total current liabilities) decreased from 2.5 at June 30, 2022 to 2.2 at June 30, 2023. The decrease in net working capital was primarily the result of an increase to trade payables ($8.0 million) and accrued liabilities ($11.0 million) resulting from growing demand and supply chain imbalances. Offsetting these movement were increases to trade receivables ($9.3 million - due to increased sales volume in the fourth quarter) and inventory ($4.8 million).

The Company expects capital expenditures to be approximately $9 million - $11 million in fiscal 2024. These anticipated expenditures reflect the Company’s plans to invest in modern equipment to drive efficiencies, quality improvements and cost reductions.

Management believes that available cash, the credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Contractual Obligations

The Company's significant contractual obligations as of June 30, 2023 are discussed in Note H “Lease Obligations” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2023 Annual Report on Form 10-K.  There are no material undisclosed guarantees.  As of June 30, 2023, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note M “Pension and Other Postretirement Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2023 Annual Report on Form 10-K. Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.7 million in fiscal 2024 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured. In fiscal 2024, the Company expects to contribute $0.6 million to its defined benefit pension plans, the minimum contribution required.

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

Inventory

Inventories are valued at the lower of cost or net realizable value (or lower of cost or market where appropriate). Cost has been determined by the last-in, first-out (LIFO) method for the majority of the inventories located in the United States, and by the first-in, first-out (FIFO) method for all other inventories. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends when evaluating the adequacy of the reserve for excess and obsolete inventory. The adjustments to the reserve are estimates that could vary significantly, either favorably or unfavorably, from the actual requirements if future economic conditions, customer demand or competitive conditions differ from expectations.

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

Long-lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. When triggering events are identified, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists for property, plant and equipment and other long-lived assets, including intangible assets. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to substantiate the discounted cash flow analyses, including third party valuations when necessary.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date. The approach used to determine the annual assumptions are as follows:

●

Discount Rate – based on the Willis Towers Watson BOND:Link model at June 30, 2023 as applied to the expected payouts from the pension plans. This yield curve is made up of Corporate Bonds rated AA or better.

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

In the fourth quarter of fiscal year 2023, the Company voluntarily changed its method of accounting for recognizing actuarial gains and losses for its defined benefit pension and postretirement benefit plans. Under the accounting method change, accumulated actuarial gains and losses as determined upon the annual remeasurement of projected benefit obligation and plan assets are recognized sooner in earnings through net periodic benefit cost within Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income (Loss).

Income Taxes and Valuation Allowances

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company considers such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Based on the above criteria the Company has determined that a full valuation allowance is appropriate as relates to its domestic operations. A full domestic valuation allowance of $22.3 million has been recognized at June 30, 2023. The recognition of a valuation allowance does not affect the availability of the tax credits as the Company realizes earnings.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework (2013 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2023.

RSM US LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2023, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2023, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Registrant, see "Information About Our Executive Officers" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which is incorporated into this report by reference. The Company’s Code of Ethics is included on the Company’s website, www.twindisc.com. If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which is incorporated into this report by reference.

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, see “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which is incorporated into this report by reference.

Item 11.  Executive Compensation

The information set forth under the captions "Executive Compensation" and "Director Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2023, is incorporated into this report by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding security ownership of certain beneficial owners and management, see the Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2023 under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 26, 2023, which is incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023, which is incorporated into this report by reference.

Item 14.  Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2023 under the headings “Fees to Independent Registered Public Accounting Firm” and “Pre-approval Policies and Procedures.”

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

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm, RSM US LLP, Milwaukee, Wisconsin, PCAOB ID #49	24-26

Consolidated Balance Sheets as of June 30, 2023 and 2022	27

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2023 and 2022	28

Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022	29

Consolidated Statements of Changes in Equity for the years ended June 30, 2023 and 2022	30

Notes to Consolidated Financial Statements	31-64

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	65

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Twin Disc, Incorporated

Opinion on the Internal Control Over Financial Reporting

We have audited Twin Disc, Incorporated's (the Company) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated September 8, 2023 expressed an unqualified opinion.

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

/s/ RSM US LLP

Milwaukee, Wisconsin

September 8, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Twin Disc, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twin Disc, Incorporated (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended June 30, 2023, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 8, 2023, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note A to the consolidated financial statements, the Company has elected to change its method of accounting for actuarial gains and losses related to its pension and other postretirement benefit plans during the year ended June 30, 2023. The Company adopted this change on a retrospective basis.

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

Deferred Tax Asset Valuation Allowance

As described in Note N to the consolidated financial statements the Company’s gross deferred tax asset and valuation allowance was approximately $28,151,000 and $22,345,000 respectively, respectively, as of June 30, 2023. The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. In evaluating the realizability of deferred tax assets in future periods, the available positive and negative evidence, including projected future taxable income exclusive of reversing temporary differences, history of book losses, tax planning strategies and results of recent operations, are considered.

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

●

We evaluated the reasonableness of management’s estimates in regard to the ability to generate future taxable income and utilize the deferred tax assets by evaluating: (i) the forecast of future taxable income, including testing of management’s forecasts against the Company’s historical performance, and (ii) testing management’s assessment of the timing of future reversals of temporary differences.

●

We utilized personnel with specialized knowledge and skill in income taxes and accounting for income taxes under Accounting Standards Codification (ASC) 740 to assist in the evaluation of management’s assessment of positive and negative evidence and their conclusion that it is more likely than not that the Company will not realize the benefit of its deferred tax assets.

/s/ RSM US LLP

We have served as the Company's auditor since 2017.

Milwaukee, Wisconsin

September 8, 2023

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2023 and 2022

(In thousands, except share amounts)

		As Adjusted
	2023	2022
ASSETS
Current assets:
Cash	$13,263	$12,521
Trade accounts receivable, net	54,760	45,452
Inventories	131,930	127,109
Assets held for sale	2,968	2,968
Prepaid expenses	8,459	7,756
Other	8,326	8,646
Total current assets	219,706	204,452

Property, plant and equipment, net	38,650	41,615
Right-of-use assets operating leases	13,133	12,685
Intangible assets, net	12,637	13,010
Deferred income taxes	2,244	2,178
Other assets	2,811	2,583

Total assets	$289,181	$276,523

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,010	$2,000
Accounts payable	36,499	28,536
Accrued liabilities	61,586	50,542
Total current liabilities	100,095	81,078

Long-term debt	16,617	34,543
Lease obligations	10,811	10,575
Accrued retirement benefits	7,608	9,974
Deferred income taxes	3,280	3,802
Other long-term liabilities	5,253	5,363
Total liabilities	143,664	145,335

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,855	42,551
Retained earnings	120,299	109,919
Accumulated other comprehensive loss	(5,570)	(6,974)
	157,584	145,496
Less treasury stock, at cost (814,734 and 960,459 shares, respectively)	12,491	14,720

Total Twin Disc shareholders' equity	145,093	130,776

Noncontrolling interest	424	412
Total equity	145,517	131,188

Total liabilities and equity	$289,181	$276,523

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the years ended June 30, 2023 and 2022

(In thousands, except per share amounts)

		As Adjusted
	2023	2022
Net sales	$276,960	$242,913
Cost of goods sold	202,628	174,101
Gross profit	74,332	68,812

Marketing, engineering and administrative expenses	62,243	60,085
Restructuring expenses	177	973
Other operating income	(4,148)	(3,282)
Income from operations	16,060	11,036

Other Income (expense):
Interest expense	(2,253)	(2,128)
Other income, net	658	3,693
	(1,595)	1,565
Income before income taxes and noncontrolling interest	14,465	12,601

Income tax expense	3,788	1,823
Net income	10,677	10,778
Less: Net earnings attributable to noncontrolling interest, net of tax	(297)	(311)
Net income attributable to Twin Disc	$10,380	$10,467

Income per share data:
Basic income per share attributable to Twin Disc common shareholders	$0.77	$0.78
Diluted income per share attributable to Twin Disc common shareholders	$0.75	$0.78

Weighted average shares outstanding data:
Basic shares outstanding	13,468	13,353
Diluted shares outstanding	13,811	13,382

Comprehensive loss
Net income	$10,677	$10,778
Benefit plan adjustments, net of income taxes of $21 and $7, respectively	667	(2,635)
Foreign currency translation adjustment	634	(11,593)
Unrealized gain (loss) on hedges, net of income taxes of $0 and $235, respectively	54	2,250
Comprehensive income (loss)	12,032	(1,200)
Less: Comprehensive income attributable to noncontrolling interest	248	176

Comprehensive income (loss) attributable to Twin Disc	$11,783	$(1,376)

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2023 and 2022

(In thousands)

		As Adjusted
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,677	$10,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,359	9,547
Gain on sale of assets	(4,264)	(3,126)
Restructuring expenses	137	(1,328)
Provision for deferred income taxes	(634)	(849)
Stock compensation expense	2,996	2,428
Other, net	201	201
Changes in operating assets and liabilities
Trade accounts receivable	(8,393)	(8,405)
Inventories	(2,750)	(18,552)
Other assets	476	(3,080)
Accounts payable	7,136	(638)
Accrued liabilities	9,785	8,581
Accrued retirement benefits	(1,828)	(3,870)

Net cash provided (used) by operating activities	22,898	(8,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(7,918)	(4,729)
Proceeds from sale of fixed assets	7,177	9,455
Proceeds on note receivable	-	500
Other, net	333	675

Net cash (used) provided by investing activities	(408)	5,901

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	81,620	104,473
Repayments of revolving loan arrangements	(97,774)	(95,704)
Repayments of other long-term debt	(2,037)	(3,081)
Payments of finance lease obligations	(621)	(933)
Dividends paid to noncontrolling interest	(236)	(214)
Payments of withholding taxes on stock compensation	(463)	(486)

Net cash (used) provided by financing activities	(19,511)	4,055

Effect of exchange rate changes on cash	(2,237)	(1,462)

Net change in cash	742	181

Cash:
Beginning of period	12,521	12,340

End of period	$13,263	$12,521

Supplemental cash flow information:
Cash paid during the year for:
Interest	$2,162	$2,254
Income taxes	3,592	3,190

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended June 30, 2023 and 2022

(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2021 (As Adjusted)	$40,972	$99,452	$4,869	$(15,083)	$450	$130,660

Net income		10,467			311	10,778
Translation adjustments			(11,458)		(135)	(11,593)
Benefit plan adjustments, net of tax			(2,635)			(2,635)
Unrealized loss on hedges, net of tax			2,250			2,250
Cash dividends					(214)	(214)
Compensation expense	2,428					2,428
Stock awards, net of tax	(849)			363		(486)

Balance at June 30, 2022 (As Adjusted)	42,551	109,919	(6,974)	(14,720)	412	131,188

Net income		10,380			297	10,677
Translation adjustments			683		(49)	634
Benefit plan adjustments, net of tax			667			667
Unrealized loss on hedges, net of tax			54			54
Cash dividends					(236)	(236)
Compensation expense	2,996					2,996
Stock awards, net of tax	(2,692)			2,229		(463)

Balance at June 30, 2023	$42,855	$120,299	$(5,570)	$(12,491)	$424	$145,517

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

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

A.  SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The following is a summary of the significant accounting policies followed in the preparation of these financial statements:

Consolidation Principles‑‑The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly-owned domestic and foreign subsidiaries. All significant intercompany transactions have been eliminated.

Basis of Presentations‑‑The prior period financial information in the Company’s consolidated financial statements reflects the retrospective effects from the fourth quarter 2023 change in accounting method related to the recognition of actuarial gains and losses for pension plans as discussed below.

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

Translation of Foreign Currencies‑‑The financial statements of the Company’s non-U.S. subsidiaries are translated using the current exchange rate for assets and liabilities and the weighted-average exchange rate for the year for revenues and expenses. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is included in equity. Gains and losses from foreign currency transactions are included in earnings. Included in other (expense) income are foreign currency transaction gain (losses) of ($373) and $714 in fiscal 2023 and 2022, respectively.

Cash--The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalent. Under the Company’s cash management system, cash balances at certain banks are funded when checks are presented for payment. To the extent that checks issued, but not yet presented for payment, exceed the balance on hand at the specific bank against which they were written, the amount of those un-presented checks is included in accounts payable. The Company maintains cash in bank accounts in excess of insured limits. The Company has not experienced any losses and does not believe that significant credit risk exists as a result of this practice.

Accounts Receivable--These represent trade accounts receivable and are stated net of an allowance for doubtful accounts of $1,221 and $1,741 at June 30, 2023 and 2022, respectively. The Company records an allowance for doubtful accounts for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience and existing economic conditions. Various factors may adversely impact its customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain. While the Company believes current allowances for doubtful accounts are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable and accounts payable approximate fair value because of the immediate short-term maturity of these financial instruments. If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as defined in Note M, Pension and Other Postretirement Benefit Plans. The Company’s borrowings under the revolving loan agreement, which is classified as long-term debt and consists of loans that are routinely borrowed and repaid throughout the year, approximate fair value at June 30, 2023. The Company’s term loan borrowing, which is SOFR-based, approximates fair value at June 30, 2023. If measured at fair value in the financial statements, long-term debt (including any current portion) would be classified as Level 2 in the fair value hierarchy.

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

Inventories‑‑Inventories are valued at the lower of cost or net realizable value (or lower of cost or market where appropriate). Cost has been determined by the last‑in, first‑out (LIFO) method for the majority of inventories located in the United States, and by the first‑in, first‑out (FIFO) method for all other inventories. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends, among others, when evaluating the adequacy of the reserve for excess and obsolete inventory.

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

Assets held for sale are carried at fair value less costs to sell, or net book value, whichever is lower. The Company ceases to record depreciation expense at the time of designation as held for sale. During fiscal 2022, the Company classified as and sold certain assets held for sale and recorded a net gain of $2,939. During fiscal 2023, the Company classified as and sold certain assets held for sale and recorded a net gain of $4,161. See Note P, Restructuring of Operations and Income from Extinguishment of Loan, for additional information.

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

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. When triggering events are identified, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists for property, plant and equipment and other long-lived assets, including intangible assets. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to determine the fair value, including third party valuations when necessary.

Intangible Assets-- Intangible assets primarily consist of customer relationships, technology and know-how, and tradenames, all of which are definite-lived. They were initially valued at fair value at acquisition, and are amortized over their respective useful lives on the basis of straight line or accelerated, as appropriate.

Pension and Other Postretirement Benefits Plans-- The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date.

Change in Accounting Method

During the fourth quarter of fiscal year 2023, the Company changed its accounting method related to the recognition of actuarial gains and losses for the Company’s pension and postretirement benefit plans (the “Accounting change”). Prior to the Accounting change, actuarial gains and losses were recognized as a component of Accumulated other comprehensive income (loss) income upon annual remeasurement and were amortized into earnings in future periods when they exceeded the accounting corridor, a defined range within which amortization of net gains and losses is not required. Under the Accounting change, the accounting corridor of 10% of the greater of the projected benefit obligation and plan assets was modified to add full, immediate recognition above a second 20% threshold. Although the decision to make the Accounting change occurred in the fourth quarter of fiscal year 2023, the actual accounting method change was applied to all calculations for fiscal year end 2023, and retroactively applied to all other fiscal years presented in this Form 10-K.

Under the new accounting method, actuarial gains and losses are recognized in net periodic benefit cost through a Modified mark-to-market (“MMTM”) (expense) benefit upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. The method for recognizing prior service credits (charges) as a component of Accumulated other comprehensive income (loss) and amortized into earnings in future periods is not changing. With respect to the recognition of actuarial gains and losses, while the historical principle was acceptable, the Company believes the Accounting change is preferable as it better aligns with fair value principles by recognizing the effects of economic and interest rate changes in plan assets and liabilities in the year in which the gains and losses are incurred to the degree such accumulated gains and losses exceed the new 20% threshold in addition to amortizing the amounts between the 10% and 20% thresholds over time. The Accounting change has been applied retrospectively to prior years presented. As of July 1, 2022, the cumulative effect of the change resulted in $25.1 million decrease to retained earnings and a corresponding $25.1 million increase to Accumulated other comprehensive income (loss), both net of tax of $0 ($7.9 million in deferred tax asset offset by $7.9 million valuation allowance).

See Notes M and S for further information regarding the impact of the Accounting change on the Company’s current and prior consolidated financial statements.

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

Recently Adopted Accounting Standards

In March 2022 and January 2021, the FASB issued guidance (ASU 2022-04 and ASU 2023-01, respectively), intended to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments in this guidance are effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2023. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

B.  INVENTORIES

The major classes of inventories at June 30 were as follows:

	2023	2022
Finished parts	$66,956	$65,789
Work in process	23,374	19,801
Raw materials	41,600	41,519
	$131,930	$127,109

Inventories stated on a LIFO basis represent approximately 33% and 44% of total inventories at June 30, 2023 and 2022, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $30,646 and $27,797 at June 30, 2023 and 2022, respectively. LIFO inventories were reduced during 2023, resulting in a liquidation of a LIFO inventory layer that was carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (“LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the year ended June 30, 2023, the effect of this LIFO decrement decreased cost of goods sold by $3,865. There was no LIFO decrement for the year ended June 30, 2022.

The Company had reserves for inventory obsolescence of $12,858 and $11,557 at June 30, 2023 and 2022, respectively.

C.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows:

	2023	2022
Land	$2,148	$2,163
Buildings	26,349	31,935
Machinery and equipment	148,088	146,054
	176,585	180,152
Less: accumulated depreciation	(137,935)	(138,537)
	$38,650	$41,615

Included in the above amounts are finance lease right-of-use assets of $4,427 and $4,805 for the years ended June 30, 2023 and 2022, respectively.

Depreciation expense for the years ended June 30, 2023 and 2022 was $6,400 and $6,374, respectively.

D.  INTANGIBLE ASSETS

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2021	$41,142	$(23,662)	$17,480	$10,321	$4,883	$1,282	$994
Addition	421	-	421	-	-	-	421
Amortization	-	(3,173)	(3,173)	(1,605)	(1,163)	(174)	(231)
Translation adjustment	(1,718)	-	(1,718)	(1,080)	(482)	(136)	(20)
Balance at June 30, 2022	39,845	(26,835)	13,010	7,636	3,238	972	1,164
Addition	2,204	-	2,204	-	-	-	2,204
Reduction	(10,506)	10,506	-
Amortization	-	(2,959)	(2,959)	(1,340)	(1,202)	(39)	(378)
Translation adjustment	382	-	382	257	386	(265)	4
Balance at June 30, 2023	$31,925	$(19,288)	$12,637	$6,553	$2,422	$668	$2,994

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 6 years.

Intangible amortization expense for the years ended June 30, 2023 and 2022 was $2,959 and $3,173, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows:

Fiscal Year
2024	3,268
2025	3,112
2026	2,208
2027	1,526
2028	1,422
Thereafter	1,101

The changes in the carrying amount of goodwill (impairment charges) are summarized as follows:

	Net Book Value Rollforward			Net Book Value By Reporting Unit
	Gross Carrying Amount	Accumulated Impairment	Net Book Value	European Propulsion	European Industrial
Balance at June 30, 2021	$39,202	$(39,202)	$-	$-	$-
Translation adjustment	-	-	-	-	-
Balance at June 30, 2022	39,202	(39,202)	-	-	-
Translation adjustment	-	-	-	-	-
Balance at June 30, 2023	$39,202	$(39,202)	$-	$-	$-

E.  ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows:

	2023	2022
Customer deposits	$22,937	$17,151
Salaries and wages	10,102	11,272
Warranty	2,970	2,724
Distributor rebates	3,620	2,627
Retirement benefits	1,693	1,738
Other	20,264	15,030
	$61,586	$50,542

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

	2023	2022

Reserve balance, July 1	$3,329	$4,369
Current period expense and adjustments	2,451	1,570
Payments or credits to customers	(2,268)	(2,501)
Translation adjustment	(36)	(109)
Reserve balance, June 30	$3,476	$3,329

The current portion of the warranty accrual ($2,970 and $2,724 for fiscal 2023 and 2022, respectively) is reflected in accrued liabilities, while the long-term portion ($506 and $605 for fiscal 2023 and 2022, respectively) is included in other long-term liabilities on the consolidated balance sheets.

G.  DEBT

Long-term debt consisted of the following at June 30:

	2023	2022
Credit Agreement Debt
Revolving loans (expire June 2025)	$7,094	$22,968
Term loan (due March 2026)	11,500	13,500
Other	33	75
Subtotal	18,627	36,543
Less: current maturities	(2,010)	(2,000)
Total long-term debt	$16,617	$34,543

Credit Agreement Debt:

On June 29, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO”) that provided for the assignment and assumption of the previously existing loans between the Company and Bank of Montreal (the “2016 Credit Agreement”) and subsequent amendments into a term loan (the “Term Loan”) and revolving credit loans (each a “Revolving Loan” and, collectively, the “Revolving Loans,” and, together with the Term Loan, the “Loans”). Pursuant to the Credit Agreement, BMO agreed to make the Term Loan to the Company in a principal amount not to exceed $35.0 million and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate, $50.0 million (the “Revolving Credit Commitment”), subject to a Borrowing Base based on Eligible Inventory and Eligible Receivables. Subsequent amendments to the Credit Agreement reduced the Term Loan to $20.0 million, extended the maturity date of the Term Loan to March 4, 2026, and require the Company to make principal installment payments on the Term Loan of $0.5 million per quarter. In addition, under subsequent amendments to the Credit Agreement, BMO’s Revolving Credit Commitment is currently $40.0 million. The Credit Agreement also allows the Company to obtain Letters of Credit from BMO, which if drawn upon by the beneficiary thereof and paid by BMO, would become Revolving Loans. Under the Credit Agreement, the Company may not pay cash dividends on its common stock in excess of $3.0 million in any fiscal year. The term of the Revolving Loans under the Credit Agreement currently runs through June 30, 2025.

Under the Credit Agreement as amended, interest rates are based on either the secured overnight financing rate (“SOFR”) or the euro interbank offered rate (the “EURIBO Rate”). Loans are designated either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin, or “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin. Amounts drawn on a Letter of Credit that are not timely reimbursed to the Bank bear interest at a Base Rate plus an Applicable Margin. The Company also pays a commitment fee on the average daily Unused Revolving Credit Commitment equal to an Applicable Margin. Currently, the Applicable Margins are between 1.25% and 2.75% for Revolving Loans and Letters of Credit; 1.375% and 2.875% for Term Loans; and 0.10% and 0.15% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Credit Agreement, as amended, requires the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. The Company’s Tangible Net Worth may not be less than $100 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2023.

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

The Company has also entered into a Deposit Account Control Agreement with the Bank, reflecting the Bank’s security interest in deposit accounts the Company maintains with the Bank. The Bank may not provide a notice of exclusive control of a deposit account (thereby obtaining exclusive control of the account) prior to the occurrence or existence of a Default or an Event of Default under the Credit Agreement or otherwise upon the occurrence or existence of an event or condition that would, but for the passage of time or the giving of notice, constitute a Default or an Event of Default under the Credit Agreement.

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

In accounting for the terms of the PPP Loan, the Company is guided by ASC 470 Debt, and ASC 450-30 Gain contingency. Accordingly, it recorded the proceeds of the PPP Loan of $8,200 as debt and derecognized the liability when the loan was forgiven. The Company believed that the possibility of loan forgiveness was to be regarded as a contingent gain and therefore did not recognize the gain (and derecognize the loan) until all uncertainty was removed (i.e., all conditions for forgiveness are met). The Company applied for forgiveness, and on June 16, 2021, it was notified by BMO that the SBA remitted funds to BMO to repay the PPP Loan in full, evidencing that the PPP Loan was fully forgiven. The Company removed the balance of the PPP Loan from its consolidated balance sheet and recorded $8,200 in income from extinguishment of loan in its consolidated statement of operations in fiscal 2021.

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

Other:

Other long-term debt pertains mainly to a financing arrangement in Europe. During fiscal 2019, the Company entered into sale leaseback agreements with a leasing company covering various company vehicles. Under the terms of the agreements, the Company received $329 in cash proceeds and agreed to lease back those same vehicles under various terms, ranging from 3 to 5 years. Under ASC 842, Leases, these agreements are required to be accounted for as financing transactions. Consequently, the Company recorded long-term liabilities for the proceeds received, and they are reduced as lease payments are made. These liabilities carry implied interest rates ranging from 7% to 25%. A total amount of $37 in principal was paid on these liabilities during the current fiscal year.

During fiscal year 2023, the average interest rate was 5.72% on the Term Loan, and 4.64% on the Revolving Loans.

As of June 30, 2023, the Company’s borrowing capacity under the terms of the Credit Agreement was approximately $44,056 and the Company had approximately $32,906 of available borrowings.

The Company’s borrowings described above approximates fair value at June 30, 2023 and June 30, 2022. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an outstanding notional amount of $11,500 as of June 30, 2023, and maturing on March 2026. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note R, Derivative Financial Instruments.

During the fourth quarter of fiscal 2022, the Company designated its euro denominated Revolving Loan as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign companies. Effective upon the designation, all changes in fair value of the euro Revolving Loan are reported in accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those foreign investments. This net investment hedge is included in the disclosures in Note R, Derivative Financial Instruments.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year
2024	$2,010
2025	9,094
2026	7,500
2027	-
2028	-
Thereafter	23
$18,627

Other lines of credit:

The Company has established unsecured lines of credit, which may be withdrawn at the option of the banks.  Under these arrangements, the Company has unused and available credit lines of $1,057 with a weighted average interest rate of 5.1% as of June 30, 2023, and $1,049 with a weighted average interest rate of 5.7% as of June 30, 2022.

H.  LEASE OBLIGATIONS

The following table provides a summary of leases recorded on the consolidated balance sheet at June 30.

	Balance Sheet Location	2023	2022
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$13,133	$12,685
Finance lease right-of-use assets	Property, plant and equipment, net	4,427	4,805

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$2,343	$2,127
Operating lease liabilities	Lease obligations	10,811	10,575
Finance lease liabilities	Accrued liabilities	643	576
Finance lease liabilities	Other long-term liabilities	4,314	4,440

The components of lease expense for the years ended June 30 were as follows:

	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$664	$650
Interest on lease liabilities	267	277
Operating lease cost	3,127	2,908
Short-term lease cost	19	98
Variable lease cost	302	173
Total lease cost	4,379	4,106
Less: Sublease income	(72)	(75)
Net lease cost	$4,307	$4,031

Other information related to leases was as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,282	$3,050
Operating cash flows from finance leases	267	277
Financing cash flows from finance leases	621	933
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	2,917	1,192
Finance leases	522	406
Weighted average remaining lease term (years):
Operating leases	8.8	8.7
Finance lease	11.3	11.3
Weighted average discount rate:
Operating leases	7.2%	7.1%
Finance leases	5.2%	5.1%

Approximate future minimum rental commitments under non-cancellable leases as of June 30, 2023 were as follows:

	Operating Leases	Finance Leases
2024	$2,789	$936
2025	1,889	695
2026	1,662	627
2027	1,616	559
2028	1,614	505
Thereafter	7,140	3,113
Total future lease payments	16,710	6,435
Less: Amount representing interest	(3,556)	(1,478)
Present value of future payments	$13,154	$4,957

I.  SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2023 and 2022 was 13,818,068 and 13,672,343, respectively. At June 30, 2023 and 2022, treasury stock consisted of 814,734 and 960,459 shares of common stock, respectively. The Company issued 145,725 and 53,490 shares of treasury stock in fiscal 2023 and 2022, respectively, to fulfill its obligations under its incentive compensation plans. The Company also recorded forfeitures of 0 and 29,810 shares of previously issued restricted stock in fiscal 2023 and 2022, respectively. The difference between the cost of treasury shares and the option price is recorded in common stock.

Under an authorization given by the Board of Directors on July 27, 2012, the Company is permitted to make open market purchases of its common stock.  The Company did not make any open market purchases during the two most recent fiscal years.  As of June 30, 2023 and 2022, 315,000 shares remain authorized for purchase.

Cash dividends per share were $0.00 in both fiscal 2023 and 2022.

The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 150,000 shares of the preferred stock as Series A Junior Preferred Stock.

The components of accumulated other comprehensive loss included in equity as of June 30, 2023 and 2022 are as follows:

	2023	2022
Translation adjustments	$(1,582)	$(2,266)
Benefit plan adjustments, net of income taxes of ($133) and ($112) respectively	(5,948)	(6,614)
Net loss on cash flow hedge derivatives, net of income taxes of ($210) and ($208), respectively	688	356
Net gain on net investment hedge derivatives, net of income taxes of $103 and $103, respectively	1,272	1,550
Accumulated other comprehensive loss	$(5,570)	$(6,974)

A reconciliation for the changes in accumulated other comprehensive loss, net of tax, by component for the years ended June 30, 2023 and June 30, 2022 is as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2022	$(2,266)	$(6,614)	$356	$1,550
Other comprehensive loss before reclassifications	684	-	332	(278)
Plan merger remeasurement adjustment	-	(1,115)	-	-
Amounts reclassified from accumulated other comprehensive loss	-	1,781	-	-
Net current period other comprehensive income	684	666	332	(278)
Balance at June 30, 2023	$(1,582)	$(5,948)	$688	$1,272

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2021	$9,192	$(3,979)	$(678)	$334
Other comprehensive loss before reclassifications	(11,458)	(1,835)	1,034	1,216
Amounts reclassified from accumulated other comprehensive loss	-	(800)	-	-
Net current period other comprehensive income	(11,458)	(2,635)	1,034	1,216
Balance at June 30, 2022	$(2,266)	$(6,614)	$356	$1,550

A reconciliation for the reclassifications out of accumulated other comprehensive loss, net of tax, for the year ended June 30, 2023 is as follows:

Amount
Reclassified
Changes in benefit plan items
Actuarial income	$16
Transition asset and prior service benefit	336
Plan merger remeasurement adjustment	(1,115)
Mark-to-market adjustment	2,430
Translation	6
Total amortization	1,673
Income taxes	108
Total changes, net of tax	$1,781

A reconciliation for the reclassifications out of accumulated other comprehensive loss, net of tax, for the year ended June 30, 2022 is as follows:

Amount
Reclassified
Changes in benefit plan items
Actuarial loss	$(3)
Transition asset and prior service benefit	(312)
Total before tax benefit	(315)
Tax benefit	(485)
Total reclassification net of tax	$(800)

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

Net sales by product group is summarized as follows:

	2023	2022
Industrial	$29,775	$32,100
Land-based transmissions	73,048	64,904
Marine and propulsion systems	147,825	125,446
Other	26,312	20,463
Total	$276,960	$242,913

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

Information about the Company's segments, before intercompany eliminations, is summarized as follows:

2023	Manufacturing	Distribution	Total
Net Sales	$244,090	$121,964	$366,054
Intra-segment sales	9,258	12,779	22,037
Inter-segment sales	60,858	6,199	67,057
Interest income	879	256	1,135
Interest expense	3,297	3	3,300
Income taxes	2,722	1,585	4,307
Depreciation and amortization	8,572	295	8,867
Net income attributable to Twin Disc	22,964	6,839	29,803
Assets	381,668	69,213	450,881
Expenditures for segment assets	5,336	374	5,710

2023	Manufacturing	Distribution	Total
Net Sales	$217,488	$106,731	$324,219
Intra-segment sales	4,218	12,987	17,205
Inter-segment sales	60,220	3,880	64,100
Interest income	423	269	692
Interest expense	2,734	1	2,735
Income taxes	795	1,177	1,972
Depreciation and amortization	8,912	293	9,205
Net income attributable to Twin Disc	24,826	3,238	28,064
Assets	364,174	50,958	415,132
Expenditures for segment assets	(8,112)	386	(7,726)

The following is a reconciliation of reportable segment net sales and net income (loss) to the Company’s consolidated totals:

	2023	2022
Net sales:
Total net sales from reportable segments	$366,054	$324,219
Elimination of inter-company sales	(89,094)	(81,305)
Total consolidated net sales	$276,960	$242,913

Net income attributable to Twin Disc:
Total net income from reportable segments	$29,803	$28,064
Other adjustments and corporate expenses	(19,423)	(17,597)
Total consolidated net income attributable to Twin Disc	$10,380	$10,467

Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of corporate overhead costs, including administrative functions and global functional expenses.

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2023
Interest income	$1,135	$(1,102)	$33
Interest expense	3,300	(1,048)	2,253
Income taxes	4,307	(519)	3,788
Depreciation and amortization	8,867	491	9,359
Assets	450,881	(161,700)	289,181
Expenditures for segment assets	5,710	2,208	7,918

2022
Interest income	$692	$(664)	$28
Interest expense	2,735	(607)	2,128
Income taxes	1,972	(148)	1,823
Depreciation and amortization	9,205	342	9,547
Assets	415,132	(138,609)	276,523
Expenditures for segment assets	(7,726)	12,455	4,729

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows:

Net sales	2023	2022
United States	$98,108	$81,454
Netherlands	33,845	28,099
China	29,996	26,870
Australia	22,339	18,404
Italy	19,671	16,577
Other countries	73,002	71,510
Total	$276,960	$242,913

Net sales by geographic region are based on product shipment destination.

Long-lived assets primarily pertain to property, plant and equipment and exclude goodwill, other intangibles, and deferred income taxes. They are summarized as follows:

Long-lived assets	2023	2022
United States	$31,628	$32,293
Netherlands	10,396	10,471
Belgium	6,160	6,760
Italy	1,372	1,244
Switzerland	619	923
Other countries	4,419	5,191
Total	$54,594	$56,883

There was one customer, an authorized distributor of the Company, that accounted for 10% of consolidated net sales in fiscal year 2023 and 2022.

Disaggregated revenue:

The following tables present details deemed most relevant to the users of the financial statements for the years ended June 30, 2023 and June 30, 2022.

Net sales by product group for the year ended June 30, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$28,445	$6,162	$(4,832)	$29,775
Land-based transmissions	69,411	29,787	(26,150)	$73,048
Marine and propulsion systems	136,993	67,033	(56,200)	$147,825
Other	9,242	18,982	(1,912)	$26,312
Total	$244,090	$121,964	$(89,094)	$276,960

Net sales by product group for the year ended June 30, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$30,769	$5,506	$(4,175)	$32,100
Land-based transmissions	65,332	30,177	(30,605)	64,904
Marine and propulsion systems	112,149	56,909	(43,612)	125,446
Other	9,238	14,139	(2,914)	20,463
Total	$217,488	$106,731	$(81,305)	$242,913

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

In fiscal 2021, the Company adopted the Twin Disc, Incorporated 2020 Stock Incentive Plan for Non-Employee Directors (the “2020 Directors' Plan”) a plan to grant non-employee directors’ equity-based awards. Benefits under the 2020 Directors’ Plan may be granted, awarded or paid in any one or a combination of stock options, restricted stock awards, or cash-settled restricted stock units. Under the 2020 Directors’ Plan, non-employee directors may elect to receive all or a portion of their base cash retainer in the form of restricted stock. There is reserved for issuance under the 2020 Directors’ Plan an aggregate of 750,000 shares of the Company's common stock, which may be authorized and unissued shares or shares reacquired by the Company in the open market or a combination of both. The aggregate amount is subject to proportionate adjustments for stock dividends, stock splits and similar changes.

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

Shares available for future awards as of June 30 were as follows (assuming that outstanding performance awards are issued at the target level of performance):

	2023	2022
2020 Directors' Plan	560,531	612,981
2021 LTI Plan	233,270	551,901

Performance Stock Awards (“PSA”)

In fiscal 2023 and 2022, the Company granted a target number of 118,131 and 103,575 PSAs, respectively, to various employees of the Company, including executive officers.

The PSAs granted in fiscal 2023 will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2025. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 234,166. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 437,862 and 320,779 unvested PSAs outstanding at June 30, 2023 and 2022, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year ended June 30, 2023 and 2022, related PSAs, was $1,218 and $883, respectively. The tax expense from compensation expense for the year ended June 30, 2023 and 2022, related to PSAs, was $286 and $207, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2023 was $8.55. At June 30, 2023, the Company had $1,160 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2023 and 2022 awards. The total fair value of performance stock awards vested in fiscal 2023 and fiscal 2022 was $2,423.

Restricted Stock Awards (“RS”)

The Company has unvested RS outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation over the vesting period, which is generally 1 to 3 years. During fiscal 2023 and 2022, the Company granted 179,959 and 57,204 service-based restricted shares, respectively, to employees and non-employee directors in each year. A total of 0 and 29,810 shares of restricted stock were forfeited during fiscal 2023 and 2022, respectively. There were 308,564 and 272,438 unvested shares outstanding at June 30, 2023 and 2022, respectively. Compensation expense of $1,317 and $1,223 was recognized during the year ended June 30, 2023 and 2022, respectively, related to these service-based awards. The tax benefit from compensation expense for the year ended June 30, 2023 and 2022, related to these service-based awards, was $309 and $287, respectively. The total fair value of restricted stock grants vested in fiscal 2023 and 2022 was $1,699 and $1,711, respectively. As of June 30, 2023, the Company had $1,072 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

In fiscal 2023 and 2022, the Company granted 72,376 and 67,427 RSUs, respectively, to various employees of the Company, including executive officers.

The RSUs granted in fiscal 2022 will vest if the employee remains employed by the Company through a specified date from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period.

The RSUs granted in fiscal 2023 will vest if the employee remains employed by the Company through June 30, 2025 and if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the RSU Grant Agreement), in the cumulative three fiscal year period ending June 30, 2025. These RSUs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of shares that can be earned if the target objective is exceeded is 144,752. Based upon actual results to date, the Company is currently accruing compensation expense for these RSUs.

There were 130,163 and 62,119 unvested RSUs outstanding at June 30, 2023 and June 30, 2022, respectively. Compensation expense of $461 and $321 was recognized during the year ended June 30, 2023 and 2022, respectively. The tax benefit from compensation expense for the year ended June 30, 2023 and 2022, related to these service-based awards, was $108 and $75, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2023 was $10.92. As of June 30, 2023, the Company had $704 of unrecognized compensation expense related to RSUs which will be recognized over the next year.

L.  ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,458 and $1,576 in fiscal 2023 and 2022, respectively. Total engineering and development costs were $8,741 and $8,808 in fiscal 2023 and 2022, respectively, and are primarily recorded within Marketing, engineering and administration expenses on the consolidated statements of operations and comprehensive income (loss).

M.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has non-contributory, qualified defined benefit pension plans covering substantially all domestic employees hired prior to October 1, 2003, and certain foreign employees. Domestic plan benefits are based on years of service, and, for salaried employees, on average compensation for benefits earned prior to January 1, 1997, and on a cash balance plan for benefits earned from January 1, 1997 through July 31, 2009, at which time the Company froze future accruals under domestic defined benefit pension plans. To reduce administration costs, in December 2022, the Company merged its domestic hourly and salaried defined benefit pension plans into a single plan.  Due to the merger, an interim remeasurement was required which resulted in a net measurement loss (gain on liability offset by loss on assets) which increased the net liability from an expected amount of $1.5 million to a measured amount of $2.6 million.  Lower future administrative costs are expected to be favorable to the net liability in subsequent measurements.  The Company's funding policy for the plans covering domestic employees is to contribute an actuarially determined amount which falls between the minimum required contribution and maximum amount that can be deducted for federal income tax purposes.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2023 and 2022 was June 30.

As discussed in Note A, during the fourth quarter of fiscal year 2023, the Company changed its accounting method related to the recognition of actuarial gains and losses for its pension and postretirement benefit plans. Under the new method, actuarial gains and losses are recognized in net periodic benefit costs upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. These changes have been applied retrospectively to prior years presented below. See Notes A and S for further information regarding the impact of the change in accounting principle on the Company’s consolidated financial statements.

The (income) cost to the Company of its retirement benefit plans is shown in the following table:

	Year Ended June 30
	Pension Benefits		Other Postretirement Benefits
	2023	2022	2023	2022
Components of net periodic benefit (income) cost
Service cost	$338	$511	$10	$14
Interest cost	3,570	2,473	213	140
Prior service cost	20	40	-	-
Expected return on plan assets	(4,240)	(5,057)	-	-
Amortization of transition obligation	38	48	-	-
Amortization of prior service cost	(100)	(85)	(275)	(274)
Amortization of actuarial net loss	2,451	2,375	(39)	-
Mark-to-market effect	(2,428)	(2,372)	-	-
Other	-	(6)	-	-
Net periodic benefit (income) cost	$(351)	$(2,073)	$(91)	$(120)

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive income (loss) as of June 30:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$79,549	$98,700	$4,785	$6,102
Service cost	340	507	10	14
Interest cost	3,564	2,472	213	140
Prior service cost	20	40	-	-
Actuarial (gain) loss	(3,440)	(14,253)	(633)	(786)
Contributions by plan participants	112	105	-	203
Benefits paid	(7,993)	(8,022)	(690)	(888)
Benefit obligation, end of year	$72,152	$79,549	$3,685	$4,785

Change in plan assets:
Fair value of assets, beginning of year	$73,338	$92,430	$-	$-
Actual return on plan assets	1,142	(11,884)	-	-
Employer contribution	739	709	690	686
Contributions by plan participants	112	105	-	203
Benefits paid	(7,993)	(8,022)	(690)	(889)
Fair value of assets, end of year	$67,338	$73,338	$-	$-

Funded status	$(4,814)	$(6,211)	$(3,685)	$(4,785)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$28	$-	$-	$-
Accrued liabilities - current	(218)	(271)	(701)	(751)
Accrued retirement benefits - noncurrent	(4,624)	(5,940)	(2,984)	(4,034)
Net amount recognized	$(4,814)	$(6,211)	$(3,685)	$(4,785)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$83	$102	$-	$-
Prior service (benefit) cost	(42)	9	(67)	(278)
Actuarial net loss (income)	7,064	7,341	(1,090)	(560)
Net amount recognized	$7,105	$7,452	$(1,157)	$(838)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified defined benefit and other postretirement benefit plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$38	$-
Prior service cost (benefit)	35	(88)
Actuarial net loss (income)	59	(620)
Net amount to be recognized	$132	$(708)

The accumulated benefit obligation for all defined benefit pension plans was approximately $72,152 and $79,549 at June 30, 2023 and 2022, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2023	2022
Projected and accumulated benefit obligation	$67,809	$79,549
Fair value of plan assets	62,876	73,338

Components of Net Periodic Benefit (Income) Cost:

	Pension Benefits
	2023	2022
Service cost	$338	$511
Interest cost	3,570	2,473
Prior service cost	20	40
Expected return on plan assets	(4,240)	(5,057)
Amortization of transition obligation	38	48
Amortization of prior service cost	(100)	(85)
Amortization of actuarial net loss	2,451	2,375
Mark-to-market effect	(2,428)	(2,372)
Other	-	(6)
Net periodic benefit (income) cost	$(351)	$(2,073)

	Other Postretirement Benefits
	2023	2022
Service cost	$10	$14
Interest cost	213	140
Amortization of prior service cost	(275)	(274)
	(39)	-
Net periodic benefit (income) cost	$(91)	$(120)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Fiscal 2023 (Pre-tax):

			Other
			Postretirement
	Pension		Benefits
Net income	$(307)		$(633)
Amortization of transition asset	(38)		-
Amortization of prior service cost	99		275
Amortization of net (income) loss	(23)	#	39
Total recognized in other comprehensive income	(269)		(319)
Net periodic benefit (income) cost	(351)		(91)
Total recognized in net periodic benefit (income) cost and other comprehensive income	$(620)		$(410)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Fiscal 2022 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss (income)	$2,860	$(785)
Amortization of transition asset	(48)	-
Amortization of prior service cost	85	275
Amortization of net loss	3	-
Total recognized in other comprehensive loss (income)	2,900	(510)
Net periodic benefit (income) cost	(2,073)	(120)
Total recognized in net periodic benefit (income) cost and other comprehensive loss (income)	$827	$(630)

Additional Information

Assumptions

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine benefit obligations at June 30
	2023	2022	2023	2022
Discount rate	5.29%	4.61%	5.74%	4.83%
Expected return on plan assets	6.65%	6.13%

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine net periodic benefit costs for years ended June 30
	2023	2022	2023	2022
Discount rate	5.02%	2.59%	4.83%	2.47%
Expected return on plan assets	6.42%	5.50%

The assumed weighted-average healthcare cost trend rate was 5.75% in 2023, grading down to 5.00% in 2025.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2023 and 2022 by asset category were as follows (based on the fair value of level 1 assets and Net Asset Value):

	Target	30-Jun
Asset Category	Allocation	2023	2022
Equity securities	43%	40%	40%
Debt securities	50%	49%	49%
Real estate	7%	11%	11%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The U.S. pension plans held 98,211 shares of Company stock with a fair market value of $1,106 (1.6% of total plan assets) at June 30, 2023 and 98,211 shares with a fair market value of $890 (1.3% of total plan assets) at June 30, 2022.

The U.S. plans have a long-term return assumption of 7.0%. This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories.

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments
Level II	Unadjusted quoted prices in active markets for similar instruments, or
Unadjusted quoted prices for identical or similar instruments in markets that are not active, or
Other inputs that are observable in the market or can be corroborated by observable market data
Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2023:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$858	$858	$-	$-
Equity securities:
Company common stock (a)	1,106	1,106	-	-
Common stock (a)	9,590	9,590	-	-
Mutual funds (b)	3,112	3,112	-	-
Annuity contracts (c)	6,688	-	-	6,688
Total	$21,354	$14,666	$-	$6,688
Investments Measured at Net Asset Value (d)	45,984
Total	$67,338

The following table presents plan assets using the fair value hierarchy as of June 30, 2022:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$865	$865	$-	$-
Equity securities:
Company common stock (a)	890	890	-	-
Common stock (a)	10,612	10,612	-	-
Mutual funds (b)	4,720	4,720	-	-
Annuity contracts (c)	6,302	-	-	6,302
Total	$23,389	$17,087	$-	$6,302
Investments Measured at Net Asset Value (d)	49,949
Total	$73,338

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

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of June 30, 2023 and June 30, 2022:

	2023	2022
Fixed income funds	$29,057	$31,763
International equity securities	2,251	2,198
Real estate	6,315	7,074
Hedged equity mutual funds	8,361	8,914
Total	$45,984	$49,949

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2023 and 2022:

	2023	2022
Beginning balance	$6,302	$6,646
Actual return on plan assets:
Relating to assets still held at reporting date	184	(452)
Purchases, sales and settlements, net	203	108
Ending balance	$6,688	$6,302

Cash Flows

Contributions

The Company expects to contribute $590 to its defined benefit pension plans in fiscal 2024.

The Company expects to contribute $721 to its other postretirement benefit plans in fiscal 2024.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits

2023	$7,756	$721
2024	7,075	519
2025	6,852	467
2026	6,740	431
2027	6,695	396
Years 2028 - 2031	32,554	1,407

The Company does not expect to make any Part D reimbursements for the periods presented.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $2,260 and $2,245 in fiscal 2023 and 2022, respectively.

N.  INCOME TAXES

United States and foreign (loss) income before income taxes and minority interest were as follows:

	2023	2022
United States	$683	$1,215
Foreign	13,782	11,386
	$14,465	$12,601

The provision (benefit) for income taxes is comprised of the following:

	2023	2022
Currently payable:
Federal	$72	$(164)
State	(5)	(2)
Foreign	4,355	2,838
	4,422	2,672
Deferred:
Federal	$-	-
State	(47)	62
Foreign	(587)	(911)
	(634)	(849)
	$3,788	$1,823

The components of the net deferred tax asset as of June 30 are summarized in the table below.

	2023	2022
Deferred tax assets:
Retirement plans and employee benefits	$4,234	$4,787
Foreign tax credit carryforwards	7,983	7,822
Federal tax credits, net of ASU 2013-11	1,724	1,597
State net operating loss and other state credit carryforwards, net of ASU 2013-11	2,143	2,179
Federal net operating loss	4,489	5,492
Reserves	774	1,119
R&E Capitalization	588	-
Accruals	936	703
Right of use assets - operating leases	3,501	3,381
Disallowed interest	1,062	980
Capital loss carryforward	108	108
Translation adjustment	494	661
Other assets	115	119
	28,151	28,948
Valuation allowance	(22,345)	(23,097)
	5,806	5,851

Deferred tax liabilities:
Retirement plans and employee benefits	-	-
Inventory	96	285
Property, plant and equipment	850	1,155
Intangibles	1,561	2,012
Long term operating lease obligations	3,427	3,352
Hedge	435	422
Other liabilities	473	249
	6,842	7,475
Total net deferred tax liabilities	$(1,036)	$(1,624)

At June 30, 2023 the Company has net operating loss carryforwards (“NOLs”) of approximately $21,378 and $29,598 for federal and state income tax purposes which will expire at various dates from fiscal year 2024 – 2043.  Federal NOLs of $21,378 were generated subsequent to fiscal 2019 and have an indefinite carryover period. The Company has federal and state tax credit carryforwards of approximately $10,057 and $1,032, respectively, which will expire at various dates from fiscal 2027 – 2043.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company has evaluated the likelihood of whether the net deferred tax assets would be realized and concluded that it is more likely than not that all of deferred tax assets would not be realized. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, a valuation allowance in the amount of $22,345 and $23,097 have been recorded for fiscal year 2023 and 2022, respectively.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations:

	2023	2022

U.S. federal income tax at 21%	$3,038	$2,648
Increases (reductions) in tax resulting from:
Foreign rate differences	739	438
U.S. inclusion of foreign tax items	67	12
Foreign permanent differences	20	(578)
Foreign prior period adjustments	166	(465)
Foreign other	(90)	18
State taxes	69	46
Change in prior year estimate	(113)	372
Research and development tax credits	(127)	(10)
Unrecognized tax benefits	64	(152)
Stock compensation	(13)	(46)
Rate changes	(39)	121
Deferred tax basis adjustments	41	(54)
Executive compensation	219	42
GILTI inclusion	97	920
Valuation allowance	(426)	(1,539)
Other, net	76	50
	$3,788	$1,823

Executive Compensation Limitations: IRC Section 162(m) limits the deduction for compensation paid by a publicly held corporation to certain of its executive employees to $1,000 per year. The definition of “covered employee” includes the Company’s named executive officers. These are the corporation’s principal executive officer, principal financial officer, and the next three highest-paid executive officers. Prior exemptions for commissions and performance-based compensation were eliminated under the Tax Cuts and Jobs Act (the “TCJA”). This item had an impact on the Company’s effective tax rate in fiscal years 2023 and 2022 of $219 and $42 respectively.

Global Intangible Low Taxed Income (“GILTI”): The GILTI requires 10% domestic shareholders (US Shareholders) of controlled foreign corporations (CFC’s) to include in gross income annually the U.S. Shareholders’ pro rata share of GILTI for the year. The High Tax Exception (HTE) rules were finalized and applicable for the company during fiscal year 2021. Accordingly, the company may exclude from the GILTI inclusion tested income from tested units with an effective tax rate greater than 18.9%. The impact to the company’s financial statements in fiscal years 2023 and 2022 was $97 and $920 respectively.

Foreign Derived Intangible Income (“FDII”): The TCJA provides companies with a new permanent deduction. An incentive for C corporations to generate revenue from serving foreign markets, the provision applies a preferential tax rate to eligible income. The new tax law assumes a fixed rate of return on a corporation’s tangible assets. Any remaining income is deemed to be generated by intangible assets. This did not have an impact on the Company’s effective tax rate in fiscal year 2023 and 2022.

The Company has not provided additional U.S. income taxes on cumulative earnings of its consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that the earnings of those subsidiaries remain permanently invested and has no plans to repatriate funds from any permanently reinvested subsidiaries to the U.S. for the foreseeable future. These earnings relate to ongoing operations and were approximately $24,612 and $14,175 at June 30, 2023 and June 30, 2022, respectively. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2018 through 2023 for our major operations in Belgium, Japan, Netherlands, Singapore and Australia. The tax years open to examination in the U.S. are for years subsequent to fiscal 2018.

The Company has approximately $774 and $716 of unrecognized tax benefits as of June 30, 2023 and June 30, 2022 respectively, which, if recognized would impact the effective tax rate. During the fiscal year the amount of unrecognized tax benefits decreased primarily due to settlements with tax authorities. No material changes are expected to the reserve during the next 12 months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits as of June 30:

	2023	2022
Unrecognized tax benefits, beginning of year	$716	$778
Additions based on tax positions related to the prior year	22	-
Additions based on tax positions related to the current year	36	3
Reductions based on tax positions related to the prior year	-	(65)
Unrecognized tax benefits, end of year	$774	$716

Substantially all of the Company’s unrecognized tax benefits as of June 30, 3023, if recognized, would affect the effective tax rate. As of June 30, 2023 and 2022, the amounts accrued for interest and penalties totaled $52 and $38, respectively, and are not included in the reconciliation above.

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

With regard to its Belgian operations, on June 30, 2021, the Company announced a new phase in its restructuring plans. Under this plan, the Belgian operation’s workforce was reduced by 18 employees. This reduction in workforce resulted in an accrual of $2,200, pertaining to the Company’s estimate for the payment of severance benefits, which was substantially completed at June 2023. The action was taken to allow the Belgian operation to focus resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes.

In the second quarter of fiscal 2022, the Company and the union representing certain of the employees affected by the restructuring of the Belgian operation came to an agreement on a final settlement amount of $3,200. The Company recorded the additional $973 in restructuring charges during the second quarter of fiscal 2022.

Total restructuring charges relating to streamlining operations amounted to $177 and $973 in fiscal 2023 and 2022, respectively. Restructuring activities since June 2015 have resulted in the elimination of 258 full-time employees in the manufacturing segment. Accumulated costs to date under these programs within the manufacturing segment through June 30, 2023 were $17,352.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2021	$2,352
Additions	973
Payments and adjustments	(2,301)
Accrued restructuring liability, June 30, 2022	1,024
Additions	177
Payments and adjustments	(1,119)
Accrued restructuring liability, June 30, 2023	$82

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

The components of basic and diluted earnings per share were as follows:

		As Adjusted
	2023	2022
Basic:
Net income	$10,677	$10,778
Less: Net earnings attributable to noncontrolling interest	(297)	(311)
Less: Undistributed earnings attributable to unvested shares	-	-
Net income attributable to Twin Disc	10,380	10,467

Weighted average shares outstanding - basic	13,468	13,353

Basic Loss Per Share:
Net income per share - basic	$0.77	$0.78

Diluted:
Net income	$10,677	$10,778
Less: Net earnings attributable to noncontrolling interest	(297)	(311)
Less: Undistributed earnings attributable to unvested shares	-	-
Net income attributable to Twin Disc	10,380	10,467

Weighted average shares outstanding - basic	13,468	13,353
Effect of dilutive stock awards	343	29
Weighted average shares outstanding - diluted	13,811	13,382

Diluted Loss Per Share:
Net income per share - diluted	$0.75	$0.78

As discussed in Note A, during the fourth quarter of 2023, the Company changed its accounting method related to the recognition of actuarial gains and losses for its pension plans. Under the new method, actuarial gains and losses are recognized in net periodic benefit costs upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. These changes have been applied retrospectively to prior years. See Notes A, M and S for further information regarding the impact of the change in accounting principle on the Company’s consolidated financial statements.

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

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive loss were ($688) and ($356) for the years ended June 30, 2023 and 2022, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that ($293) of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note G, Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,500, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in fair value of the euro revolver were then reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in accumulated other comprehensive loss were ($1,272) and ($1,550) for the years ended June 30, 2023 and 2022, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other expense, net in the consolidated statement of operations and comprehensive income (loss) as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2023 and 2022 was the euro. At June 30, 2023 and 2022, there were no significant forward exchange contracts outstanding.

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

As discussed in Note G, Debt, the Company's euro denominated Revolving Loan approximates fair value at June 30, 2023 and June 30, 2022. If measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

The fair value of derivative instruments included in the consolidated balance sheets at June 30 were as follows:

	Balance Sheet Location	2023	2022
Derivatives designated as hedges:
Interest rate swaps	Other current assets	$292	$68
Interest rate swaps	Other noncurrent assets	187	77
Interest rate swaps	Accrued liabilities	-	-
Interest rate swaps	Other long-term liabilities	-	-

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive loss for the years ended June 30 was as follows:

	Statement of Comprehensive
	Income (Loss) Location	2023	2022
Derivatives designated as hedges:
Interest rate swap	Interest expense	$311	$362
Interest rate swap	Unrealized gain on hedges	332	1,034
Net investment hedge	Unrealized (loss) gain on hedges	(278)	1,216

Derivatives not designated as hedges:
Foreign currency forward contracts	Other income (expense), net	$-	$-

S.  2022 IMPACT OF ACCOUNTING METHOD CHANGE

The following tables summarize the effects of the Accounting change described in Note A on the Company’s consolidated statement of operations and comprehensive income (loss), statement of cash flows and statement of changes in equity for the year ended June 30, 2022 and consolidated condensed balance sheet as of June 30, 2022.

See next page.

CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME (LOSS)

	June 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

Net sales	$242,913	$-	$242,913
Cost of goods sold	174,101	-	174,101
Gross profit	68,812	-	68,812

Marketing, engineering and administrative expenses	60,085	-	60,085
Restructuring expenses	973	-	973
Other operating income	(3,282)	-	(3,282)
Income from operations	11,036	-	11,036

Other Income (expense):
Interest expense	(2,128)	-	(2,128)
Other income, net	1,321	2,372	3,693
	(807)	2,372	1,565
Income before income taxes and noncontrolling interest	10,229	2,372	12,601

Income tax expense	1,823	-	1,823
Net income	8,406	2,372	10,778
Less: Net earnings attributable to noncontrolling interest, net of tax	(311)	-	(311)
Net income attributable to Twin Disc	$8,095	$2,372	$10,467

Income per share data:
Basic income per share attributable to Twin Disc common shareholders	$0.61	$0.17	$0.78
Diluted income per share attributable to Twin Disc common shareholders	$0.60	$0.18	$0.78

Weighted average shares outstanding data:
Basic shares outstanding	13,353	-	13,353
Diluted shares outstanding	13,382	-	13,382

Comprehensive loss
Net income	$8,406	$2,372	$10,778
Benefit plan adjustments, net of income taxes of $21 and $7, respectively	(263)	(2,372)	(2,635)
Foreign currency translation adjustment	(11,593)	-	(11,593)
Unrealized gain (loss) on hedges, net of income taxes of $0 and 235, respectively	2,250	-	2,250
Comprehensive income (loss)	(1,200)	-	(1,200)
Less: Comprehensive income attributable to noncontrolling interest	176	-	176

Comprehensive income attributable to Twin Disc	$(1,376)	$-	$(1,376)

CONSOLIDATED CONDENSED BALANCE SHEET

	June 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
ASSETS
Current assets:
Cash	$12,521	$-	$12,521
Trade accounts receivable, net	45,452	-	45,452
Inventories	127,109	-	127,109
Assets held for sale	2,968	-	2,968
Prepaid expenses	7,756	-	7,756
Other	8,646	-	8,646
Total current assets	204,452	-	204,452

Property, plant and equipment, net	41,615	-	41,615
Right-of-use assets operating leases	12,685	-	12,685
Intangible assets, net	13,010	-	13,010
Deferred income taxes	2,178	-	2,178
Other assets	2,583	-	2,583

Total assets	$276,523	$-	$276,523

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$-	$2,000
Accounts payable	28,536	-	28,536
Accrued liabilities	50,542	-	50,542
Total current liabilities	81,078	-	81,078

Long-term debt	34,543	-	34,543
Lease obligations	10,575	-	10,575
Accrued retirement benefits	9,974	-	9,974
Deferred income taxes	3,802	-	3,802
Other long-term liabilities	5,363	-	5,363
Total liabilities	145,335	-	145,335

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,551	-	42,551
Retained earnings	135,031	(25,112)	109,919
Accumulated other comprehensive loss	(32,086)	25,112	(6,974)
	145,496	-	145,496
Less treasury stock, at cost (814,734 and 960,459 shares, respectively)	14,720	-	14,720

Total Twin Disc shareholders' equity	130,776	-	130,776

Noncontrolling interest	412	-	412
Total equity	131,188	-	131,188

Total liabilities and equity	$276,523	$-	$276,523

CONSOLIDATED STATEMENT OF CASH FLOWS

	June 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,406	$2,372	$10,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,547	-	9,547
Gain on sale of assets	(3,126)	-	(3,126)
Restructuring expenses	(1,328)	-	(1,328)
Provision for deferred income taxes	(849)	-	(849)
Stock compensation expense	2,428	-	2,428
Other, net	201	-	201
Changes in operating assets and liabilities		-
Trade accounts receivable	(8,405)	-	(8,405)
Inventories	(18,552)	-	(18,552)
Other assets	(3,080)	(1)	(3,081)
Accounts payable	(638)	-	(638)
Accrued liabilities	8,581	-	8,581
Accrued retirement benefits	(1,497)	(2,372)	(3,869)

Net cash provided (used) by operating activities	(8,312)	(1)	(8,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(4,729)	-	(4,729)
Proceeds from sale of fixed assets	9,455	-	9,455
Proceeds on note receivable	500	-	500
Other, net	675	-	675

Net cash (used) provided by investing activities	5,901	-	5,901

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	104,473	-	104,473
Repayments of revolving loan arrangements	(95,704)	-	(95,704)
Repayments of other long-term debt	(3,081)	-	(3,081)
Payments of finance lease obligations	(933)	-	(933)
Dividends paid to noncontrolling interest	(214)	-	(214)
Payments of withholding taxes on stock compensation	(487)	1	(486)

Net cash (used) provided by financing activities	4,054	1	4,055

Effect of exchange rate changes on cash	(1,462)	-	(1,462)

Net change in cash	181	-	181

Cash:
Beginning of period	12,340	-	12,340

End of period	$12,521	$-	$12,521

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	June 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Retained earnings
Balance at June 30, 2021	126,936	(27,484)	99,452
Net income attributable to Twin Disc	8,095	2,372	10,467
Balance at June 30, 2022	$135,031	$(25,112)	$109,919

Accumulated other comprehensive income
Balance at June 30, 2021	(22,615)	27,484	4,869
Translation adjustments	(11,458)	-	(11,458)
Benefit plan adjustments, net of tax	(263)	(2,372)	(2,635)
Unrealized loss on hedges, net of tax	2,250	-	2,250
Balance at June 30, 2022	$(32,086)	$25,112	$(6,974)

T.  SUBSEQUENT EVENT

In the first quarter of fiscal year 2024, the Company entered into an agreement to sell certain assets, liabilities, and legal relationships of its boat management business unit in Italy, Twin Disc Srl.  The agreement is expected to close in the Company's second quarter of fiscal year 2024.  The impact of the sale is not material to the financial statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended June 30, 2023 and 2022 (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Adjustments(1)	Period

2023:
Allowance for losses on accounts receivable	$1,741	$140	$660	$1,221

Reserve for inventory obsolescence	$11,557	$1,740	$439	$12,858

Deferred tax valuation allowance	$23,097	$-	$752	$22,345

2022:
Allowance for losses on accounts receivable	$1,870	$255	$384	$1,741

Reserve for inventory obsolescence	$10,279	$2,246	$968	$11,557

Deferred tax valuation allowance	$15,921	$-	$(7,176)	$23,097

(1) Activity primarily represents amounts written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K for Year Ended June 30, 2023

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

f)

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

h)

Form of Restricted Stock Unit Grant Agreement for restricted stock units granted on August 4, 2021 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 10, 2021). File No. 001-07635.

i)	Form of Restricted Stock Grant Agreement for restricted stock grants on August 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 8, 2022). File No. 001-07635.
j)

Form of Restricted Stock Unit Grant Agreement for restricted stock units granted on August 3, 2022 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 8, 2022). File No. 001-07635.

k)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 3, 2022 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 8, 2022). File No. 001-07635.

l)	Form of Restricted Stock Grant Agreement for restricted stock grants on August 3, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 9, 2023). File No. 001-07635.
m)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 3, 2023 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 9, 2023). File No. 001-07635.

n)

Amendment to Restricted Stock Unit Grant Agreement for restricted stock units granted on August 3, 2023 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 9, 2023). File No. 001-07635.

o)

Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

p)	Form of Change in Control Severance Agreements (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 3, 2022). File No. 001-07635.
q)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
r)	Credit Agreement Between Twin Disc, Incorporated and BMO Harris Bank, dated June 29, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated July 3, 2018). File No. 001-07635.
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

ii)

Forbearance Agreement and Amendment No. 6 to June 29, 2018 Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated January 29, 2021). File No. 001-07635.

jj)

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

ll)

Second Amended and Restated Forbearance Agreement and Amendment No. 8 to Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated March 4, 2022). File No. 001-07635.

mm)

Third Amended and Restated Revolving Note between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated March 4, 2022). File No. 001-07635.

nn)

Amendment No. 9 to Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated July 6, 2022). File No. 001-07635.

oo)

ISDA Master Agreement and Schedule, dated April 11, 2019, between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 26, 2019). File No. 001-07635.

pp)

Confirmation of swap transaction, dated April 22, 2019, from Bank of Montreal to Twin Disc, Incorporated (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated April 26, 2019). File No. 001-07635.

qq)

Commercial Offer to Purchase, dated March 10, 2022, between Twin Disc, Incorporated and J. Jeffers & Co., LLC (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated March 15, 2022). File No. 001-07635.

Exhibit	Description	Herewith
18	Preferability Letter from RSM US LLP	X
21	Subsidiaries of the Registrant	X
23a	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X

101.INS	Inline XBRL Instance Document, filed herewith
101.SCH	Inline XBRL Schema Document, filed herewith
101.CAL	Inline XBRL Calculation Linkbase Document, filed herewith
101.DEF	Inline XBRL Definition Linkbase Document, filed herewith
101.LAB	Inline XBRL Label Linkbase Document, filed herewith
101.PRE	Inline XBRL Presentation Linkbase, filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2023	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 8, 2023	By: /s/ MICHAEL C. SMILEY
Michael C. Smiley
Chairman of the Board

September 8, 2023	By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

September 8, 2023	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

September 8, 2023	Michael Doar, Director
Janet P. Giesselman, Director David W. Johnson, Director Juliann Larimer, Director Kevin M. Olsen, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Attorney in Fact)