Form 10-Q
period 2023-09-29
TWIN DISC INC
filed 2023-11-08
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 2023

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

At October 25, 2023, the registrant had 13,960,861 shares of its common stock outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 29, 2023	June 30, 2023
ASSETS
Current assets:
Cash	$20,428	$13,263
Trade accounts receivable, net	39,756	54,760
Inventories	126,236	131,930
Assets held for sale	4,559	2,968
Prepaid expenses	9,466	8,459
Other	8,763	8,326
Total current assets	209,208	219,706

Property, plant and equipment, net	40,065	38,650
Right-of-use assets operating leases	12,093	13,133
Intangible assets, net	11,517	12,637
Deferred income taxes	2,204	2,244
Other assets	2,894	2,811

Total assets	$277,981	$289,181

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,002	$2,010
Accounts payable	29,584	36,499
Accrued liabilities	60,632	61,586
Total current liabilities	92,218	100,095

Long-term debt	19,655	16,617
Lease obligations	9,896	10,811
Accrued retirement benefits	7,138	7,608
Deferred income taxes	3,150	3,280
Other long-term liabilities	5,749	5,253
Total liabilities	137,806	143,664

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	39,439	42,855
Retained earnings	119,126	120,299
Accumulated other comprehensive loss	(8,621)	(5,570)
	149,944	157,584
Less treasury stock, at cost (674,354 and 814,734 shares, respectively)	10,343	12,491

Total Twin Disc shareholders' equity	139,601	145,093

Noncontrolling interest	574	424
Total equity	140,175	145,517

Total liabilities and equity	$277,981	$289,181

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter-Ended
		As Adjusted
	September 29, 2023	September 30, 2022

Net sales	$63,554	$55,913
Cost of goods sold	43,818	42,616
Cost of goods sold - Sale of boat management system product line and related inventory	3,099	-
Gross profit	16,637	13,297

Marketing, engineering and administrative expenses	16,917	15,090
Loss from operations	(280)	(1,793)

Other Income (expense):
Interest expense	(394)	(566)
Other income, net	137	347
	(257)	(219)
Loss before income taxes and noncontrolling interest	(537)	(2,012)

Income tax expense	546	(688)
Net loss	(1,083)	(1,324)
Less: Net earnings attributable to noncontrolling interest, net of tax	(90)	(98)
Net loss attributable to Twin Disc	$(1,173)	$(1,422)

Loss per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(0.09)	$(0.11)
Diluted loss per share attributable to Twin Disc common shareholders	$(0.09)	$(0.11)

Weighted average shares outstanding data:
Basic shares outstanding	13,527	13,407
Diluted shares outstanding	13,527	13,407

Comprehensive income (loss)
Net loss	$(1,083)	$(1,324)
Benefit plan adjustments, net of income taxes of $5 and $9, respectively	(171)	(89)
Foreign currency translation adjustment	(3,036)	(6,290)
Unrealized loss on hedges, net of income taxes of $0 and 0, respectively	216	793
Comprehensive loss	(4,074)	(6,910)
Less: Comprehensive income attributable to noncontrolling interest	151	136
		-
Comprehensive loss attributable to Twin Disc	$(4,225)	$(7,046)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarters Ended
		As Adjusted
	September 29, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,083)	$(1,324)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,488	2,140
Gain on sale of assets	(16)	(42)
Loss on sale of boat management product line and related inventory	3,099	-
Restructuring expenses	(57)	(68)
Provision for deferred income taxes	97	(1,623)
Stock compensation expense and other non-cash changes, net	1,140	864
Net change in operating assets and liabilities	4,134	(643)

Net cash provided (used) by operating activities	9,802	(696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(3,690)	(2,237)
Proceeds from sale of fixed assets	-	2
Other, net	45	534

Net cash used by investing activities	(3,645)	(1,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	27,184	20,221
Repayments of revolving loan arrangements	(23,423)	(18,685)
Repayments of other long-term debt	(508)	(519)
Payments of finance lease obligations	(847)	(132)
Payments of withholding taxes on stock compensation	(1,763)	(168)

Net cash provided by financing activities	643	717

Effect of exchange rate changes on cash	365	2,373

Net change in cash	7,165	693

Cash:
Beginning of period	13,263	12,521

End of period	$20,428	$13,214

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include adjustments, consisting primarily of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for  June 30, 2023. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company's reporting period ends on the last Friday of the quarterly calendar period.  The Company's fiscal year ends on  June 30, regardless of the day of the week on which  June 30 falls.

Change in Accounting Method

During the fourth quarter of fiscal year 2023, the Company changed its accounting method related to the recognition of actuarial gains and losses for the Company’s pension and postretirement benefit plans (the “Accounting change”). Prior to the Accounting change, actuarial gains and losses were recognized as a component of Accumulated other comprehensive income (loss) upon annual remeasurement and were amortized into earnings in future periods when they exceeded the accounting corridor, a defined range within which amortization of net gains and losses is not required. Under the Accounting change, the accounting corridor of 10% of the greater of the projected benefit obligation and plan assets was modified to add full, immediate recognition above a second 20% threshold. Although the decision to make the Accounting change occurred in the fourth quarter of fiscal year 2023, the actual accounting method change was applied to all calculations for fiscal year end 2023, and retroactively applied to all other amounts presented in this Form 10-Q.

Under the new accounting method, actuarial gains and losses are recognized in net periodic benefit cost through a modified mark-to-market (expense) benefit upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. The method for recognizing prior service credits (charges) as a component of Accumulated other comprehensive income (loss) and amortized into earnings in future periods is not changing. With respect to the recognition of actuarial gains and losses, while the historical principle was acceptable, the Company believes the Accounting change is preferable as it better aligns with fair value principles by recognizing the effects of economic and interest rate changes in plan assets and liabilities in the year in which the gains and losses are incurred to the degree such accumulated gains and losses exceed the new 20% threshold in addition to amortizing the amounts between the 10% and 20% thresholds over time. The Accounting change has been applied retrospectively to prior years and amounts presented. As of July 1, 2022, the cumulative effect of the change resulted in $25.1 million decrease to retained earnings and a corresponding $25.1 million increase to Accumulated other comprehensive income (loss), both net of tax of $0 ($7.9 million in deferred tax asset offset by $7.9 million valuation allowance).

See Notes G, K, M and P for further information regarding the impact of the Accounting change on the Company’s current and prior consolidated financial statements.

Recently Adopted Accounting Standards

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

B.	Inventories

The major classes of inventories were as follows:

	September 29, 2023	June 30, 2023
Inventories:
Finished parts	$63,087	$66,956
Work in process	22,008	23,374
Raw materials	41,141	41,600
	$126,236	$131,930

In the first quarter of fiscal year 2024, the Company entered into an agreement to sell most of its inventory for its boat management system product line located at one of its subsidiaries in Italy. The sale amount was below cost and resulted in the Company recognizing an inventory write-down of $2.1 million. The Company also evaluated its other boat management system inventory, not associated with the sale. This evaluation resulted in the Company recognizing an additional inventory write-down of $1.6 million for boat management system inventory located in the U.S.

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended September 29, 2023 and September 30, 2022:

	For the Quarter Ended
	September 29, 2023	September 30, 2022
Reserve balance, beginning of period	$3,476	$3,329
Current period expense and adjustments	1,516	908
Payments or credits to customers	(821)	(366)
Translation	(11)	(67)
Reserve balance, end of period	$4,160	$3,804

The current portion of the warranty accrual ($3,409 and $3,331 as of September 29, 2023 and September 30, 2022, respectively) is reflected in accrued liabilities, while the long-term portion ($751 and $473 as of September 29, 2023 and September 30, 2022, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended
	September 29, 2023	September 30, 2022
Net sales
Manufacturing segment sales	$54,537	$48,997
Distribution segment sales	32,853	24,307
Inter/Intra segment elimination – manufacturing	(20,184)	(13,643)
Inter/Intra segment elimination – distribution	(3,652)	(3,748)
	$63,554	$55,913
Net (loss) income attributable to Twin Disc
Manufacturing segment net income	$1,558	$2,402
Distribution segment net income	1,006	956
Corporate and eliminations	(3,737)	(4,780)
	$(1,173)	$(1,422)

	September 29, 2023	June 30, 2023
Assets
Manufacturing segment assets	$374,546	$381,668
Distribution segment assets	64,812	69,213
Corporate assets and elimination of intercompany assets	(161,377)	(161,700)
	$277,981	$289,181

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended September 29, 2023 and September 30, 2022.

Net sales by product group for the quarter ended September 29, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,290	$1,028	$(634)	$5,684
Land-based transmissions	14,681	12,671	(8,774)	$18,578
Marine and propulsion systems	34,566	16,320	(14,422)	$36,464
Other	-	2,834	(6)	$2,828
Total	$54,537	$32,853	$(23,836)	$63,554

Net sales by product group for the quarter ended September 30, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$6,692	$1,048	$(709)	$7,031
Land-based transmissions	16,287	4,606	(4,956)	$15,937
Marine and propulsion systems	25,816	14,544	(11,022)	$29,338
Other	202	4,109	(704)	$3,607
Total	$48,997	$24,307	$(17,391)	$55,913

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2024 and 2023, the Company granted a target number of 119.3 and 112.4 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2024 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 238.7.

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

There were 334.1 and 433.2 unvested PSAs outstanding at September 29, 2023 and September 30, 2022, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $53 and $230 was recognized for the quarters ended September 29, 2023 and September 30, 2022, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at September 29, 2023 was $11.48. At September 29, 2023, the Company had $2,303 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 and 2023 awards. The total fair value of PSAs vested as of September 29, 2023 and September 30, 2022 was $0.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. During the first quarter of fiscal 2024 and 2023, the Company granted a target number of 10.5 and 0 PSUAs, respectively, to various individuals in the Company. The fiscal 2024 PSUAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20.9.

There were 10.5 and 0 unvested PSUAs outstanding at September 29, 2023 and September 30, 2022, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $7 and $0 was recognized for the quarters ended September 29, 2023 and September 30, 2022, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at September 29, 2023 was $12.15. At September 29, 2023, the Company had $120 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 awards. The total fair value of PSUAs vested as of September 29, 2023 and September 30, 2022 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2024 and 2023, the Company granted 81.5 and 129.4 service based restricted shares, respectively, to employees and non-employee directors. There were 260.2 and 356.3 unvested shares outstanding at September 29, 2023 and September 30, 2022, respectively. A total of 2.4 and 0 shares of restricted stock were forfeited during the three quarters ended September 29, 2023 and September 30, 2022, respectively. Compensation expense of $313 and $360 was recognized for the quarters ended September 29, 2023 and September 30, 2022, respectively. The total fair value of restricted stock grants vested as of September 29, 2023 and September 30, 2022 was $1,623 and $417, respectively. As of September 29, 2023, the Company had $1,727 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first quarter of fiscal 2024 and 2023, the Company granted 7.1 and 72.4 of employment based RSUs, respectively. There were 136.8 and 130.9 unvested RSUs outstanding at September 29, 2023 and September 30, 2022, respectively. Compensation expense of $121 and $69 was recognized for the quarters ended September 29, 2023 and September 30, 2022, respectively. The total fair value of restricted stock units vested as of September 29, 2023 and September 30, 2022 was $0 and $40, respectively. The weighted average grant date fair value of the unvested awards at September 29, 2023 was $10.97. As of September 29, 2023, the Company had $663 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

G.	Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides healthcare and life insurance benefits for certain domestic retirees.

As discussed in Note A, during the fourth quarter of fiscal year 2023, the Company changed its accounting method related to the recognition of actuarial gains and losses for its pension and postretirement benefit plans. Under the new method, actuarial gains and losses are recognized in net periodic benefit costs upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. These changes have been applied retrospectively to prior years presented below. See Notes A, K, M, and P for further information regarding the impact of the change in accounting principle on the Company’s consolidated financial statements.

The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended
	September 29, 2023	September 30, 2022
Pension Benefits:
Service cost	$94	$101
Prior service cost	-	8
Interest cost	896	868
Expected return on plan assets	(1,048)	(1,060)
Amortization of transition obligation	10	9
Amortization of prior service cost	9	9
Amortization of actuarial net loss	16	10
Net periodic benefit cost	$(24)	$(55)

Postretirement Benefits:
Service cost	$2	$2
Interest cost	48	53
Amortization of prior service cost	(22)	(69)
Amortization of actuarial net loss	(155)	(10)
Net periodic benefit gain	$(127)	$(24)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $645 to its pension plans in fiscal 2024. As of September 29 2023, $182 in contributions to the pension plans have been made.

The Company has reclassified ($171) (net of $5 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 29, 2023, and ($89) (net of $9 in taxes) during the quarter ended September 30, 2022. These reclassifications are included in the computation of net periodic benefit cost.

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

For the three months ended September 29, 2023 and September 30, 2022 the Company’s effective income tax rate was (101.7)% and 26.3% respectively. Foreign earnings were $3,200 and ($2,080), respectively, with a related tax expense of $516 and ($702), respectively. Domestic losses were ($3,700) and ($542), respectively, with a related tax expense of $30 and $14, respectively. Due to the full US valuation allowance currently in place, no tax benefit can be recognized on the domestic losses. This inability to recognize a tax benefit for domestic purposes resulted in a consolidated tax expense of $546 and ($688) respectively, on a year-to-date loss of ($537) and ($2,012), respectively.

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

The Company has approximately $867 of unrecognized tax benefits, including interest and penalties, as of September 29, 2023, which, if recognized, would favorably impact the effective tax rate. There were no significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the quarter ended September 29, 2023. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2018 through 2023. The tax year open to exam in the Netherlands is 2019. The tax years open to examination in the U.S. are for years subsequent to fiscal 2018. It is reasonably possible that other audit cycles will be completed during fiscal 2024.

I.	Intangible Assets

As of September 29, 2023, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2023	$31,925	$(19,288)	$12,637	$6,553	$2,422	$668	$2,994
Addition	-	-	-	-	-	-	-
Reduction	(89)	-	(89)	-	-	-	(89)
Amortization	-	(819)	(819)	(312)	(282)	(39)	(186)
Translation adjustment	(211)	-	(212)	(197)	(110)	22	73
Balance at September 29, 2023	$31,625	$(20,107)	$11,517	$6,044	$2,030	$651	$2,792

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 5 years.

Intangible amortization expense was $819 and $698 for the quarters ended September 29, 2023, and September 30, 2022, respectively. Estimated intangible amortization expense for the remainder of fiscal 2024 and each of the next five fiscal years is as follows:

Fiscal Year
2024	$2,517
2025	3,191
2026	2,247
2027	1,495
2028	1,346
2029	721
Thereafter	0

J.	Long-term Debt

Long-term debt at September 29, 2023 and June 30, 2023 consisted of the following:

	September 29, 2023	June 30, 2023
Credit Agreement Debt
Revolving loans (expire June 2025)	$10,633	$7,094
Term loan (due March 2026)	11,000	11,500
Other	24	33
Subtotal	21,657	18,627
Less: current maturities	(2,002)	(2,010)
Total long-term debt	$19,655	$16,617

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

The Company remains in compliance with its liquidity and other covenants.

As of September 29, 2023, current maturities include $2,000 of term loan payments due within the coming year.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $7 in principal was paid on these liabilities during the current fiscal year.

During the quarter ended September 29, 2023, the average interest rate was 6.73% on the Term Loan, and 5.47% on the Revolving Loans.

As of September 29, 2023, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $37,665, and the Company had approximately $27,032 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at September 29, 2023 and June 30, 2023. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of September 29, 2023, the notional amount was $11,000. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of September 29, 2023 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended September 29, 2023 and September 30, 2022.

As of July 1, 2022, the cumulative effect of the Accounting change resulted in $25.1 million decrease to retained earnings and a corresponding $25.1 million increase to Accumulated other comprehensive income (loss), both net of tax of $0 ($7.9 million in deferred tax asset offset by $7.9 million valuation allowance).

See Notes A, G, M, and P for further information regarding the impact of the Accounting change on the Company’s prior year consolidated financial statements.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarter of 2023 and 2022:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2023	$42,855	$120,299	$(5,570)	$(12,491)	$424	$145,517
Net (loss) income		(1,173)			90	(1,083)
Translation adjustments			(3,096)		60	(3,036)
Benefit plan adjustments, net of tax			(171)			(171)
Unrealized loss on cash flow hedge, net of tax			216			216
Compensation expense	494					494
Stock awards, net of tax	(3,911)			2,148		(1,995)
Balance, September 29, 2023	$39,439	$119,126	$(8,621)	$(10,343)	$574	$140,175

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2022	$42,551	$109,919	$(6,974)	$(14,720)	$412	$131,188
Net income		(1,422)			98	(1,324)
Translation adjustments			(6,328)		38	(6,290)
Benefit plan adjustments, net of tax			(89)			(89)
Unrealized loss on cash flow hedge, net of tax			793			793
Compensation expense	658					658
Stock awards, net of tax	(1,924)			1,756		(168)
Balance, September 30, 2022	$41,285	$108,497	$(12,598)	$(12,964)	$548	$124,768

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 29, 2023 and September 30, 2022 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2023	$(1,582)	$(5,948)	$688	$1,272
Translation adjustment during the quarter	(3,096)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	(171)	(6)	222
Net current period other comprehensive (loss) income	(3,096)	(171)	(6)	222
Balance, September 29, 2023	$(4,678)	$(6,119)	$682	$1,494

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2022	$(2,266)	$(6,614)	$356	$1,550
Translation adjustment during the quarter	(6,328)	-	-	-
Amounts reclassified from accumulated other comprehensive income	-	(89)	657	136
Net current period other comprehensive (loss) income	(6,328)	(89)	657	136
Balance, September 30, 2022	$(8,594)	$(6,703)	$1,013	$1,686

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 29, 2023 are as follows:

	Amount Reclassified
	Quarter Ended
	September 29, 2023
Changes in benefit plan items
Actuarial losses	$(172	)(a)
Transition asset and prior service benefit	(4	)(a)
Total amortization	(176)
Income tax expense	5
Total reclassification net of tax	$(171)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 30, 2022 is as follows:

	Amount Reclassified
	Quarter Ended
	September 30, 2022
Changes in benefit plan items
Actuarial losses	$560	(a)
Transition asset and prior service benefit	(51	)(a)
Mark-to-market adjustment	(607)
Total amortization	(98)
Income tax expense	9
Total reclassification net of tax	$(89)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Assets Held for Sale

To improve its fixed cost structure and monetize some of its under-utilized assets, the Company commenced the active marketing of several of its real estate properties. Such actions required the Company to reclassify these assets from Property, Plant and Equipment to Assets Held for Sale, at fair value less costs to sell, or net book value, whichever is lower. Fair value was determined using real estate broker estimates and would be classified as Level 3 in the fair value hierarchy. This assessment of fair value resulted in the Company recognizing a write-down of the carrying value of its former corporate headquarters by $4,267 in the fourth quarter of fiscal 2021.  The Company expects to complete the sale of its former corporate headquarters before the end of fiscal year 2024.

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

In the first quarter of fiscal 2024, the Company entered into an agreement to sell certain machinery assets, inventory, and legal relationships of its boat management systems product line. This action required the Company to reclassify these assets from Property, Plant and Equipment and Inventory to Assets Held for Sale, at fair value less costs to sell, or net book value, whichever is lower. The fair value of the machinery assets was determined using local internal specialists. The machinery assets’ fair value less costs to sell exceeded its net book value. The boat management systems inventory was valued at the lower of cost or net realizable value. Net realizable value was determined using the offer amount from the buyer less costs to sell. This assessment resulted in the Company recognizing a write-down of the carrying value of its boat management systems inventory of $2.1 million. The write-down was classified in the Condensed Consolidated Statement of Operations and Comprehensive loss as a component of cost of goods sold. The agreement closed October 30, 2023.

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

As discussed in Note A, during the fourth quarter of 2023, the Company changed its accounting method related to the recognition of actuarial gains and losses for its pension plans. Under the new method, actuarial gains and losses are recognized in net periodic benefit costs upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. These changes have been applied retrospectively to prior years. See Notes A, G, K, and P for further information regarding the impact of the change in accounting principle on the Company’s consolidated financial statements.

The components of basic and diluted earnings per share were as follows:

		As Adjusted
	September 29, 2023	September 30, 2022
Basic:
Net loss	$(1,083)	$(1,324)
Less: Net earnings attributable to noncontrolling interest	(90)	(98)
Less: Undistributed earnings attributable to unvested shares	-	-
Net loss attributable to Twin Disc	(1,173)	(1,422)

Weighted average shares outstanding - basic	13,527	13,407

Basic Loss Per Share:
Net loss per share - basic	$(0.09)	$(0.11)

Diluted:
Net loss	$(1,083)	$(1,324)
Less: Net earnings attributable to noncontrolling interest	(90)	(98)
Less: Undistributed earnings attributable to unvested shares	-	-
Net loss attributable to Twin Disc	(1,173)	(1,422)

Weighted average shares outstanding - basic	13,527	13,407
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	13,527	13,407

Diluted Loss Per Share:
Net loss per share - diluted	$(0.09)	$(0.11)

The following potential common shares were excluded from diluted EPS for the quarter ended September 29, 2023 because they were anti-dilutive: 265.0 related to the Company’s unvested PSAs, 5.2 related to the Company’s unvested PSUA awards, 108.5 related to the Company’s unvested RS awards, and 72.6 related to the Company’s unvested RSUs.

The following potential common shares were excluded from diluted EPS for the quarter ended September 30, 2022 because they were anti-dilutive: 320.8 related to the Company’s unvested PSAs, 181.2 related to the Company’s unvested RS awards, and 51.2 related to the Company’s unvested RSUs.

N.	Lease Liabilities

The Company leases certain office and warehouse space, as well as production and office equipment.

The Company determines if an arrangement is a lease at contract inception. The lease term begins upon lease commencement, which is when the Company takes possession of the asset, and may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. As its lease agreements typically do not provide an implicit rate, the Company primarily uses an incremental borrowing rate based upon the information available at lease commencement. In determining the incremental borrowing rate, the Company considers its current borrowing rate, the term of the lease, and the economic environments where the lease activity is concentrated. Some of the Company’s leases contain non-lease components (e.g., common area, other maintenance costs, etc.) that relate to the lease components of the agreement. Non-lease components and the lease components to which they relate are accounted for as a single lease component.

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	September 29, 2023	June 30, 2023
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$12,093	$13,133
Finance lease right-of-use assets	Property, plant and equipment, net	4,952	$4,427

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$2,218	$2,343
Operating lease liabilities	Lease obligations	9,896	$10,811
Finance lease liabilities	Accrued liabilities	670	$643
Finance lease liabilities	Other long-term liabilities	4,556	$4,314

The components of lease expense were as follows:

	For the Quarter Ended
	September 29, 2023	September 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$222	$155
Interest on lease liabilities	73	64
Operating lease cost	893	711
Short-term lease cost	3	13
Variable lease cost	100	40
Total lease cost	1,291	983
Less: Sublease income	(20)	(17)
Net lease cost	$1,271	$966

Other information related to leases was as follows:

	For the Quarter Ended
	September 29, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$924	$748
Operating cash flows from finance leases	73	201
Financing cash flows from finance leases	847	132
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	15	528
Finance leases	484	51
Weighted average remaining lease term (years):
Operating leases	8.2	8.8
Finance lease	9.7	11.4
Weighted average discount rate:
Operating leases	7.6%	7.2%
Finance leases	5.7%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of September 29, 2023 were as follows:

	Operating Leases	Finance Leases
2024	$2,396	$740
2025	2,143	806
2026	1,672	744
2027	1,608	679
2028	1,587	619
2029	1,572	476
Thereafter	5,602	2,655
Total future lease payments	16,580	6,719
Less: Amount representing interest	(4,466)	(1,493)
Present value of future payments	$12,114	$5,226

O.	Derivative Financial Instruments

From time to time, the Company enters into derivative instruments to manage volatility arising from risks relating to interest rates and foreign currency exchange rates. The Company does not purchase, hold or sell derivative financial instruments for trading purposes. The Company’s practice is to terminate derivative transactions if the underlying asset or liability matures or is sold or terminated, or if it determines the underlying forecasted transaction is no longer probable of occurring.

The Company reports all derivative instruments on its condensed consolidated balance sheets at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes.

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of September 29, 2023, with a notional amount of $11,000. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s SOFR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its condensed consolidated statements of operations and comprehensive (loss) income. Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than twelve months.

Net unrealized after-tax gains related to cash flow hedging activities that were included in accumulated other comprehensive loss were ($682) and ($688) as of September 29, 2023, and June 30, 2023, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $284 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss as of September 29, 2023 will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange rate risk related to its investment in net assets in foreign countries. During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income (loss) related to net investment hedging activities that were included in accumulated other comprehensive loss were ($1,494) and ($1,272) as of September 29, 2023 and June 30, 2023, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	September 29, 2023	June 30, 2023
Derivative designated as hedge:
Interest rate swap	Other current assets	$268	$292
Interest rate swap	Other noncurrent assets	205	187

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income for the quarters ended September 29, 2023 and September 30, 2022, respectively, was as follows:

	Statement of Operations and Comprehensive	For the Quarter Ended
	(Loss) Income Location	September 29, 2023	September 30, 2022
Derivative designated as hedge:
Interest rate swap	Interest expense	$71	$84
Interest rate swap	Unrealized loss on hedges	(6)	349
Net investment hedge	Unrealized loss on hedges	222	444

P.	IMPACT OF ACCOUNTING METHOD CHANGE

The following tables summarize the effects of the Accounting change described in Note A on the Company’s condensed consolidated statement of operations and comprehensive loss, statement of cash flows and statement of changes in equity for the quarter ended September 30, 2022 and condensed consolidated balance sheet as of September 30, 2022.  Certain prior year amounts pertaining to finance lease obligations have been reclassified for consistency with current year presentation.

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE LOSS

	September 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

Net sales	$55,913	$-	$55,913
Cost of goods sold	42,616	-	42,616
Gross profit	13,297	-	13,297

Marketing, engineering and administrative expenses	15,090	-	15,090
Loss from operations	(1,793)	-	(1,793)

Other Income (expense):
Interest expense	(566)	-	(566)
Other income, net	(260)	607	347
	(826)	607	(219)
Income before income taxes and noncontrolling interest	(2,619)	607	(2,012)

Income tax expense	(688)	-	(688)
Net loss	(1,931)	607	(1,324)
Less: Net loss attributable to noncontrolling interest, net of tax	(98)	-	(98)
Net loss attributable to Twin Disc	$(2,029)	$607	$(1,422)

Loss per share data:
Basic loss per share attributable to Twin Disc common shareholders	$(0.15)	$0.04	$(0.11)
Diluted loss per share attributable to Twin Disc common shareholders	$(0.15)	$0.04	$(0.11)

Weighted average shares outstanding data:
Basic shares outstanding	13,407	-	13,407
Diluted shares outstanding	13,407	-	13,407

Comprehensive income (loss)
Net loss	$(1,931)	$607	$(1,324)
Benefit plan adjustments, net of income taxes of $9	518	(607)	(89)
Foreign currency translation adjustment	(6,290)	-	(6,290)
Unrealized loss on hedges, net of income taxes of $0, respectively	793	-	793
Comprehensive loss	(6,910)	-	(6,910)
Less: Comprehensive income attributable to noncontrolling interest	136	-	136

Comprehensive loss attributable to Twin Disc	$(7,046)	$-	$(7,046)

CONDENSED ONSOLIDATED CONDENSED BALANCE SHEET

	September 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
ASSETS
Current assets:
Cash	$13,214	$-	$13,214
Trade accounts receivable, net	40,007	-	40,007
Inventories	128,100	-	128,100
Assets held for sale	5,769	-	5,769
Prepaid expenses	8,207	-	8,207
Other	6,521	-	6,521
Total current assets	201,818	-	201,818

Property, plant and equipment, net	38,989	-	38,989
Right-of-use assets operating leases	11,492	-	11,492
Intangible assets, net	11,560	-	11,560
Deferred income taxes	2,846	-	2,846
Other assets	2,846	-	2,846

Total assets	$269,551	$-	$269,551

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$-	$2,000
Accounts payable	30,706	-	30,706
Accrued liabilities	49,158	-	49,158
Total current liabilities	81,864	-	81,864

Long-term debt	35,112	-	35,112
Lease obligations	9,483	-	9,483
Accrued retirement benefits	9,860	-	9,860
Deferred income taxes	3,422	-	3,422
Other long-term liabilities	5,042	-	5,042
Total liabilities	144,783	-	144,783

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	41,285	-	41,285
Retained earnings	133,002	(24,505)	108,497
Accumulated other comprehensive loss	(37,103)	24,505	(12,598)
	137,184	-	137,184
Less treasury stock, at cost (845,670 shares, respectively)	12,964	-	12,964

Total Twin Disc shareholders' equity	124,220	-	124,220

Noncontrolling interest	548	-	548
Total equity	124,768	-	124,768

Total liabilities and equity	$269,551	$-	$269,551

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	September 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,931)	$607	$(1,324)
Adjustments to reconcile net loss to net cash provided by used activities:
Depreciation and amortization	2,140	-	2,140
Gain on sale of assets	(42)	-	(42)
Restructuring expenses	(68)	-	(68)
Provision for deferred income taxes	(1,623)	-	(1,623)
Stock compensation expense	864	-	864
Net change in operating assets and liabilities	(36)	(607)	(643)

Net cash used by operating activities	(696)	-	(696)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(2,237)	-	(2,237)
Proceeds from sale of fixed assets	2	-	2
Proceeds on note receivable	-	-	-
Other, net	534	-	534

Net cash used by investing activities	(1,701)	-	(1,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	20,221	-	20,221
Repayments of revolving loan arrangements	(18,685)	-	(18,685)
Repayments of other long-term debt	(651)	132	(519)
Payments of finance lease obligations	-	(132)	(132)
Payments of withholding taxes on stock compensation	(168)	-	(168)

Net cash provided by financing activities	717	-	717

Effect of exchange rate changes on cash	2,373	-	2,373

Net change in cash	693	-	693

Cash:
Beginning of period	12,521	-	12,521

End of period	$13,214	$-	$13,214

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	September 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Retained earnings
Balance at June 30, 2022	135,031	(25,112)	109,919
Net loss attributable to Twin Disc	(2,029)	607	(1,422)
Balance at September 30, 2022	$133,002	$(24,505)	$108,497

Accumulated other comprehensive loss
Balance at June 30, 2022	(32,086)	25,112	(6,974)
Translation adjustments	(6,328)	-	(6,328)
Benefit plan adjustments, net of tax	518	(607)	(89)
Unrealized gain on hedges, net of tax	793	-	793
Balance at September 30, 2022	$(37,103)	$24,505	$(12,598)

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of September 29, 2023, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2023, as supplemented in this Quarterly Report, could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)

	Quarter Ended
	September 29, 2023	% of Net Sales	September 30, 2022	% of Net Sales
Net sales	$63,554		$55,913
Cost of goods sold	43,818		42,616
Cost of goods sold - Sale of boat management system product line and related inventory	3,099		-
Gross profit	16,637	26.2%	13,297	23.8%
Marketing, engineering and administrative expenses	16,917	26.6%	15,090	27.0%
Loss from operations	$(280)	-0.4%	$(1,793)	-3.2%

Comparison of the First Quarter of Fiscal 2024 with the First Quarter of Fiscal 2023

Net sales for the first quarter increased 13.7%, or $7.7 million, to $63.6 million from $55.9 million in the same quarter a year ago. The Company has benefited from favorable market conditions across most geographies and product groups through fiscal 2023 and into fiscal 2024. With the easing of global supply chain disruptions, the Company has been able to improve delivery performance. Global sales of marine and propulsion products improved 24.3% from the prior year, while shipments of off-highway transmission products improved by 16.6%. Shipments of industrial products declined by 19.1%, with a slow-down in the domestic housing and construction markets. The Asia Pacific region enjoyed the most significant sales improvement ($7.3 million or 58.9%) due to improved shipments of oil and gas transmissions into China, an improved demand for commercial marine products and continued strength in pleasure craft demand in Australia. The European region also saw a significant increase ($6.0 million or 38.5%), with improved operational performance at our facilities in Belgium and the Netherlands. Sales into North America decreased 17.1%, or $3.9 million, primarily due to some softening in aftermarket demand in the oil and gas market. Currency translation had a favorable impact on first quarter fiscal 2024 sales compared to the first quarter of the prior year totaling $2.2 million primarily due to the strengthening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 11.3%, or $5.5 million, versus the same quarter last year. The U.S. manufacturing operations experienced an 8.2%, or $2.5 million, decrease in sales versus the first fiscal quarter of 2023, with some softening aftermarket demand in the North American energy market and weaker industrial demand related to the North American housing and construction markets. The Company’s operation in the Netherlands saw increased revenue of $7.6 million (102.1%) compared to the first fiscal quarter of 2023, primarily due to a record level of incoming orders over the past few quarters, along with a favorable currency impact and improved operational and supply chain performance. Similarly, the Company’s Belgian operation saw an increase compared to the prior year first quarter (25.2% or $1.1 million), with a favorable translation effect and improved delivery performance driven by operational and supply chain execution. The Company’s Italian manufacturing operations were down $0.7 million (11.8%) compared to the first quarter of fiscal 2023, with some softening in demand for industrial products in Europe. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.1 million (1.9%) compared to the prior year first quarter.

Our distribution segment experienced an increase in sales of $8.5 million (35.1%) in the first quarter of fiscal 2024 compared to the first quarter of fiscal 2023. The Company’s Asian distribution operations in Singapore, China and Japan were up 113.2% or $9.7 million from the prior year on improving deliveries for energy related products in China. The Company’s North America distribution operation saw a small decrease ($0.5 million or 8.61%) on timing of supply of product from the manufacturing operations. The Company’s European distribution operation saw a slight increase ($0.5 million or 13.3%) on a favorable currency impact and improved supply of product. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decline in revenue (16.6% decrease from the prior year first fiscal quarter), primarily due to timing of shipments and an unfavorable currency impact.

Gross profit as a percentage of sales for the first quarter of fiscal 2024 improved to 26.2%, compared to 23.8% for the same period last year. The current year first quarter result reflects the unfavorable impact of the write down of inventory associated with the sale of the assets related to the Company’s boat management systems product line, which resulted in a non-cash charge to cost of goods sold totaling $3.1 million. Adjusting for these non-recurring items, the current year gross profit percent would have been 31.1%. The improvement in the current year first quarter compared to the prior year result reflects the impact of additional volume and strong North American oil and gas demand, partially offset by the negative impact of inflation, primarily at our European operations.

For the fiscal 2024 first quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 26.6%, compared to 27.0% for the fiscal 2023 first quarter. ME&A expenses increased $1.8 million (12.2%) versus the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of higher wages and benefits ($0.7 million), professional fees ($0.3 million), travel costs ($0.3 million), software maintenance ($0.2 million) product development ($0.1 million) and a positive currency translation impact ($0.2 million). These increases were driven by inflationary impacts and investment in resources to support our hybrid electric strategy.

The Company incurred minor restructuring charges during the first quarter of fiscal 2024 and fiscal 2023, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense was down slightly to $0.4 million in the first quarter of fiscal 2024, with a lower average outstanding revolver balance partially offset by a higher interest rate.

Other income of $0.1 million for the first fiscal quarter was primarily attributable to a pension benefit partially offset by a small currency loss.

The fiscal 2024 first quarter effective tax rate was (101.7)% compared to 26.3% in the prior fiscal year first quarter. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the increase to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between September 29, 2023 and June 30, 2023

As of September 29, 2023, the Company had net working capital of $117.0 million, which represents a decrease of $2.6 million, or 2.2%, from the net working capital of $119.6 million as of June 30, 2023.

Cash increased by $7.2 million to $20.4 million as of September 29, 2023, versus $13.3 million as of June 30, 2023. As of September 29, 2023, the majority of the cash is at the Company’s overseas operations in Europe ($4.2 million) and Asia-Pacific ($16.0 million).

Trade receivables of $39.8 million were down $15.0 million, or 27.4%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.7 million versus June 30, 2023. As a percent of sales, trade receivables finished at 62.6% in the first quarter of fiscal 2024 compared to 71.6% for the comparable period in fiscal 2022 and 65.2% for the fourth quarter of fiscal 2023.

Inventories decreased by $5.7 million, or 4.3%, versus June 30, 2023 to $126.2 million. The impact of foreign currency translation was to decrease inventories by $2.4 million versus June 30, 2023. The remaining decrease was a function of the sale of the assets related to the Company’s boat management systems product line ($3.7 million) and a significant reduction at the Company’s Singapore distribution operation ($2.0 million) due to increased shipments of oil and gas transmissions into China. These decreases were partially offset by temporary increases at the Company’s operations in the Netherlands and Australia. On a consolidated basis, as of September 29, 2023, the Company’s backlog of orders to be shipped over the next six months approximates $122.5 million, compared to $119.2 million at June 30, 2023 and $108.9 million at September 30, 2022. As a percentage of six-month backlog, inventory has decreased from 111% at June 30, 2023 to 103% at September 29, 2023.

Net property, plant and equipment increased $0.4 million (0.7%) to $52.2 million versus $51.8 million at June 30, 2023. The Company had capital spending of $3.7 million in the quarter and new lease obligations of $0.6 million. These increases were offset by depreciation ($1.7 million) and an unfavorable exchange impact. Capital spending occurring in the first quarter was primarily related to replacement capital. In total, the Company expects to invest between $9 and $11 million in capital assets in fiscal 2024. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 29, 2023 of $29.6 million was down $6.9 million, or 18.9%, from June 30, 2023. The impact of foreign currency translation was to reduce accounts payable by $0.7 million versus June 30, 2023. The remaining decrease is primarily related to the reduced purchasing activities in light of stable demand and inventory reduction efforts.

Total borrowings and long-term debt as of September 29, 2023 increased $3.0 million to $21.7 million versus $18.6 million at June 30, 2023. During the first quarter, the Company reported positive free cash flow of $6.1 million (defined as operating cash flow less acquisitions of fixed assets), driven by positive operating results and working capital performance, partially offset by the payment of a bonus accrual and capital spending. The Company ended the quarter with total debt, net of cash, of $1.2 million, compared to $5.4 million at June 30, 2023, for a net improvement of $4.2 million.

Total equity decreased $5.5 million, or 3.8%, to $139.6 million as of September 29, 2023. The net loss during the first quarter decreased equity by $1.1 million, along with an unfavorable foreign currency translation of $3.0 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation decreased equity by $1.3 million. The net remaining decrease in equity of $0.1 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2023. There have been no significant changes to those accounting policies subsequent to June 30, 2023.

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

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2023 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 29, 2023, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, – July 28, 2023	0	NA	0	315,000

July 29 – August 25, 2023	138,141	NA	0	315,000

August 26 – September 29, 2023	0	NA	0	315,000

Total	138,141	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and performance stock issued under the Twin Disc, Incorporated 2021 and 2018 Long-Term Incentive Compensation Plans.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of September 29, 2023, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended September 29, 2023.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 8, 2023	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer,
Treasurer and Secretary
Chief Accounting Officer