Form 10-Q
period 2023-12-29
TWIN DISC INC
filed 2024-02-07
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 29, 2023

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

Yes ☐                  No ☑

At February 2, 2024, the registrant had 13,995,627 shares of its common stock outstanding.

Part I.               FINANCIAL INFORMATION

Item 1.  Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 29, 2023	June 30, 2023
ASSETS
Current assets:
Cash	$21,021	$13,263
Trade accounts receivable, net	41,428	54,760
Inventories	131,768	131,930
Assets held for sale	2,968	2,968
Prepaid expenses	10,157	8,459
Other	9,235	8,326
Total current assets	216,577	219,706

Property, plant and equipment, net	40,334	38,650
Right-of-use assets operating leases	12,017	13,133
Intangible assets, net	11,146	12,637
Deferred income taxes	2,371	2,244
Other assets	2,745	2,811

Total assets	$285,190	$289,181

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,010
Accounts payable	32,611	36,499
Accrued liabilities	62,929	61,586
Total current liabilities	97,540	100,095

Long-term debt	15,698	16,617
Lease obligations	9,988	10,811
Accrued retirement benefits	6,975	7,608
Deferred income taxes	3,162	3,280
Other long-term liabilities	5,917	5,253
Total liabilities	139,280	143,664

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	39,661	42,855
Retained earnings	119,496	120,299
Accumulated other comprehensive loss	(4,059)	(5,570)
	155,098	157,584
Less treasury stock, at cost (639,006 and 814,734 shares, respectively)	9,802	12,491

Total Twin Disc shareholders' equity	145,296	145,093

Noncontrolling interest	614	424
Total equity	145,910	145,517

Total liabilities and equity	$285,190	$289,181

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
		As Adjusted		As Adjusted
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022

Net sales	$72,994	$63,351	$136,547	$119,264
Cost of goods sold (COGS)	52,338	46,328	96,156	88,944
COGS - Sale of boat management system product line and related inventory	-	-	3,099	-
Gross profit	20,656	17,023	37,292	30,320

Marketing, engineering and administrative expenses	17,149	15,983	34,068	31,063
Restructuring expenses	69	164	68	174
Other operating income	-	(4,150)	-	(4,150)
Income from operations	3,438	5,026	3,156	3,233

Interest expense	392	594	786	1,160
Other expense (income), net	449	182	310	(164)
	841	776	1,096	996

Income before income taxes and noncontrolling interest	2,597	4,250	2,060	2,237
Income tax expense	1,662	2,489	2,208	1,801

Net income (loss)	935	1,761	(148)	436
Less: Net earnings attributable to noncontrolling interest, net of tax	(5)	(15)	(95)	(112)

Net income (loss) attributable to Twin Disc	$930	$1,746	$(243)	$324

Dividends per share	$0.04	$-	$0.04	$-

Income (loss) per share data:
Basic income (loss) per share attributable to Twin Disc common shareholders	$0.07	$0.13	$(0.02)	$0.02
Diluted income (loss) per share attributable to Twin Disc common shareholders	$0.07	$0.13	$(0.02)	$0.02

Weighted average shares outstanding data:
Basic shares outstanding	13,718	13,460	13,629	13,434
Diluted shares outstanding	13,923	13,699	13,629	13,649

Comprehensive income (loss)
Net income (loss)	$935	$1,761	$(148)	$436
Benefit plan adjustments, net of income taxes of $13, $13, $8 and $4, respectively	(108)	(1,122)	(279)	(1,211)
Foreign currency translation adjustment	5,190	8,392	2,154	2,102
Unrealized (loss) gain on hedges, net of income taxes of $0, $0, $0 and $0, respectively	(485)	(595)	(269)	198
Comprehensive income	5,532	8,436	1,458	1,525
Less: Comprehensive income attributable to noncontrolling interest	40	74	190	210

Comprehensive income attributable to Twin Disc	$5,492	$8,362	$1,268	$1,315

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
		As Adjusted
	December 29, 2023	December 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(148)	$436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,023	4,266
Gain on sale of assets	(42)	(4,203)
Loss on sale of boat management product line and related inventory	3,099	-
Provision for deferred income taxes	280	(1,105)
Stock compensation expense and other non-cash changes, net	1,413	1,565
Net change in operating assets and liabilities	6,422	(927)

Net cash provided by operating activities	16,047	32

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(5,419)	(4,734)
Proceeds from sale of fixed assets	-	7,152
Other, net	(252)	385

Net cash (used) provided by investing activities	(5,671)	2,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	50,632	42,898
Repayments of revolving loan arrangements	(50,632)	(46,628)
Repayments of other long-term debt	(1,010)	(707)
Dividends paid to shareholders	(560)	-
Payments of finance lease obligations	(471)	(132)
Payments of withholding taxes on stock compensation	(1,772)	(463)

Net cash used by financing activities	(3,813)	(5,032)

Effect of exchange rate changes on cash	1,195	3,204

Net change in cash	7,758	1,007

Cash:
Beginning of period	13,263	12,521

End of period	$21,021	$13,528

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

Under the new accounting method, actuarial gains and losses are recognized in net periodic benefit cost through a modified mark-to-market (expense) benefit upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. The method for recognizing prior service credits (charges) as a component of Accumulated other comprehensive income (loss) and amortized into earnings in future periods did not change. With respect to the recognition of actuarial gains and losses, while the historical principle was acceptable, the Company believes the Accounting change is preferable as it better aligns with fair value principles by recognizing the effects of economic and interest rate changes in plan assets and liabilities in the year in which the gains and losses are incurred to the degree such accumulated gains and losses exceed the new 20% threshold in addition to amortizing the amounts between the 10% and 20% thresholds over time. The Accounting change has been applied retrospectively to prior years and amounts presented.

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

B.	Inventories

The major classes of inventories were as follows:

	December 29, 2023	June 30, 2023
Inventories:
Finished parts	$65,089	$66,956
Work in process	22,239	23,374
Raw materials	44,440	41,600
	$131,768	$131,930

In the first quarter of fiscal year 2024, the Company entered into an agreement to sell most of its boat management system product line located at one of its subsidiaries in Italy. The sale amount was below cost and resulted in the Company recognizing an inventory write-down of $2.1 million. The Company also evaluated its other boat management system inventory, not associated with the sale. This evaluation resulted in the Company recognizing an additional inventory write-down of $1.6 million for inventory located in the U.S. These write-downs were partially offset by certain liabilities transferred to the buyer at the time of the sale. The sale was completed in the second quarter of fiscal year 2024.

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended December 29, 2023 and December 30, 2022:

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Reserve balance, beginning of period	$4,160	$3,804	$3,476	$3,329
Current period expense and adjustments	1,208	770	2,724	1,678
Payments or credits to customers	(898)	(503)	(1,718)	(869)
Translation	18	74	6	7
Reserve balance, end of period	$4,488	$4,145	$4,488	$4,145

The current portion of the warranty accrual ($3,549 and $3,552 as of December 29, 2023 and December 30, 2022, respectively) is reflected in accrued liabilities, while the long-term portion ($939 and $593 as of December 29, 2023 and December 30, 2022, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net sales
Manufacturing segment sales	$58,368	$56,678	$112,906	$105,675
Distribution segment sales	37,242	25,584	70,095	49,892
Inter/Intra segment elimination – manufacturing	(18,795)	(14,198)	(38,979)	(27,842)
Inter/Intra segment elimination – distribution	(3,821)	(4,713)	(7,475)	(8,461)
	$72,994	$63,351	$136,547	$119,264
Net income (loss) attributable to Twin Disc
Manufacturing segment net income	$2,078	$4,439	$3,636	$6,841
Distribution segment net income	3,173	1,403	4,179	2,359
Corporate and eliminations	(4,321)	(4,096)	(8,058)	(8,876)
	$930	$1,746	$(243)	$324

Assets	December 29, 2023	June 30, 2023
Manufacturing segment assets	$380,283	$381,668
Distribution segment assets	70,391	69,213
Corporate assets and elimination of intercompany assets	(165,484)	(161,700)
	$285,190	$289,181

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended December 29, 2023 and December 30, 2022.

Net sales by product group for the quarter ended December 29, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,704	$1,557	$(730)	$6,531
Land-based transmissions	15,003	7,953	(7,093)	$15,863
Marine and propulsion systems	37,661	24,058	(14,773)	$46,946
Other	-	3,674	(20)	$3,654
Total	$58,368	$37,242	$(22,616)	$72,994

Net sales by product group for the quarter ended December 30, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$6,963	$1,726	$(1,177)	$7,512
Land-based transmissions	15,256	3,445	(4,030)	$14,671
Marine and propulsion systems	34,262	15,427	(13,223)	$36,466
Other	197	4,986	(481)	$4,702
Total	$56,678	$25,584	$(18,911)	$63,351

Net Sales by product group for the two quarters ended December 29, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$10,994	$2,586	$(1,364)	$12,216
Land-based transmissions	29,684	20,623	(15,867)	$34,440
Marine and propulsion systems	72,228	40,378	(29,197)	$83,409
Other	(0)	6,508	(26)	$6,482
Total	$112,906	$70,095	$(46,454)	$136,547

Net Sales by product group for the two quarters ended December 30, 2022 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$13,656	$2,774	$(1,886)	$14,544
Land-based transmissions	31,543	8,051	(8,985)	$30,609
Marine and propulsion systems	60,077	29,971	(24,246)	$65,802
Other	399	9,096	(1,186)	$8,309
Total	$105,675	$49,892	$(36,303)	$119,264

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first two quarters of fiscal 2024 and 2023, the Company granted a target number of 119.3 and 118.1 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2024 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 238.7.

The fiscal 2023 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2025. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 236.2.

There were 335.2 and 438.9 unvested PSAs outstanding at December 29, 2023 and December 30, 2022, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $261 and $366 was recognized for the quarters ended December 29, 2023 and December 30, 2022, respectively, related to PSAs. Compensation expense of $314 and $596 was recognized for the two quarters ended December 29, 2023 and December 30, 2022, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at December 29, 2023 was $11.48. At December 29, 2023, the Company had $1,977 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 and 2023 awards. The total fair value of PSAs vested as of December 29, 2023 and December 30, 2022 was $0.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. During the first two quarters of fiscal 2024 and 2023, the Company granted a target number of 10.5 and 0 PSUAs, respectively, to various individuals in the Company. The fiscal 2024 PSUAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20.9.

There were 10.5 and 0 unvested PSUAs outstanding at December 29, 2023 and December 30, 2022, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $11 and $0 was recognized for the quarters ended December 29, 2023 and December 30, 2022, respectively, related to PSUAs. Compensation expense of $18 and $0 was recognized for the two quarters ended December 29, 2023 and December 30, 2022, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at December 29, 2023 was $12.15. At December 29, 2023, the Company had $109 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 awards. The total fair value of PSUAs vested as of December 29, 2023 and December 30, 2022 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first two quarters of fiscal 2024 and 2023, the Company granted 115.7 and 177.7 service based restricted shares, respectively, to employees and non-employee directors. There were 251.3 and 309.2 unvested shares outstanding at December 29, 2023 and December 30, 2022, respectively. A total of 2.4 and 0 shares of restricted stock were forfeited during the two quarters ended December 29, 2023 and December 30, 2022, respectively. Compensation expense of $210 and $334 was recognized for the quarters ended December 29, 2023 and December 30, 2022, respectively. Compensation expense of $523 and $694 was recognized for the two quarters ended December 29, 2023 and December 30, 2022, respectively. The total fair value of restricted stock grants vested as of December 29, 2023 and December 30, 2022 was $2,206 and $1,669, respectively. As of December 29, 2023, the Company had $1,804 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first two quarters of fiscal 2024 and 2023, the Company granted 7.1 and 72.4 of employment based RSUs, respectively. There were 135.0 and 130.9 unvested RSUs outstanding at December 29, 2023 and December 30, 2022, respectively. Compensation expense of $126 and $132 was recognized for the quarters ended December 29, 2023 and December 30, 2022, respectively. Compensation expense of $247 and $224 was recognized for the two quarters ended December 29, 2023 and December 30, 2022, respectively. The total fair value of restricted stock units vested as of December 29, 2023 and December 30, 2022 was $25 and $40, respectively. The weighted average grant date fair value of the unvested awards at December 29, 2023 was $10.97. As of December 29, 2023, the Company had $537 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Pension Benefits:
Service cost	$94	$102	$188	$203
Prior service cost	-	8	-	17
Interest cost	896	868	1,792	1,736
Expected return on plan assets	(1,048)	(1,060)	(2,096)	(2,120)
Amortization of transition obligation	10	9	19	18
Amortization of prior service cost	9	9	17	18
Amortization of actuarial net loss	16	617	31	1,235
Net periodic benefit (gain) cost	$(23)	$553	$(49)	$1,107

Postretirement Benefits:
Service cost	$2	$2	$4	$5
Interest cost	48	53	95	106
Amortization of prior service cost	(22)	(69)	(44)	(137)
Amortization of actuarial net loss	(155)	(10)	(310)	(19)
Net periodic benefit gain	$(127)	$(24)	$(255)	$(45)

The service cost component is included in cost of goods sold and marketing, engineering, and administrative expenses. All other components of net periodic benefit cost are included in other expense (income), net.

The Company expects to contribute approximately $675 to its pension plans in fiscal 2024. As of December 29, 2023, $403 in contributions to the pension plans have been made.

The Company has reclassified ($108) (net of $13 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 29, 2023, and ($1,122) (net of $13 in taxes) during the quarter ended December 30, 2022. These reclassifications are included in the computation of net periodic benefit (gain) cost. The Company has reclassified ($279) (net of $8 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 29, 2023, and ($1,211) (net of $4 in taxes) during the two quarters ended December 30, 2022. These reclassifications are included in the computation of net periodic benefit (gain) cost.

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

For the six months ended December 29, 2023 and December 30, 2022 the Company’s effective income tax rate was 107.2% and 80.5% respectively. Foreign earnings were $9,282 and $5,094 respectively, with a related tax expense of $2,199 and $1,773, respectively. Domestic losses were ($7,222) and ($2,857), respectively, with a related tax expense of $9 and $28, respectively. Due to the full US valuation allowance currently in place, no tax benefit can be recognized on the domestic losses. This inability to recognize a tax benefit for domestic purposes resulted in a consolidated tax expense of $2,208 and $1,801, respectively, on year-to-date income of $2,061 and $2,237, respectively.

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

The Company has approximately $834 of unrecognized tax benefits, including interest and penalties, as of December 29, 2023, which, if recognized, would favorably impact the effective tax rate. There were no significant changes in the total unrecognized tax benefits due to the settlement of audits, the expiration of statutes of limitations or for other items during the two quarters ended December 29, 2023. It appears possible that the amount of unrecognized tax benefits could change in the next twelve months due to on-going activity.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination in foreign jurisdictions are 2018 through 2023 for our major operations in Belgium, Japan, Netherlands, Singapore and Australia. The tax years open to examination in the U.S. are for years subsequent to fiscal 2018. It is reasonably possible that other audit cycles will be completed during fiscal 2024.

I.	Intangible Assets

As of December 29, 2023, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2023	$31,925	$(19,288)	$12,637	$6,553	$2,422	$668	$2,994
Addition	73	-	73	-	-	-	73
Reduction	(631)	631	-	-	-	-	-
Amortization	-	(1,636)	(1,636)	(622)	(601)	(39)	(374)
Translation adjustment	72	-	72	62	(173)	195	(12)
Balance at December 29, 2023	$31,439	$(20,293)	$11,146	$5,993	$1,648	$824	$2,681

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 5 years.

Intangible amortization expense was $817 and $704 for the quarters ended December 29, 2023, and December 30, 2022, respectively. Intangible amortization expense was $1,636 and $1,402 for the two quarters ended December 29, 2023, and December 30, 2022, respectively. Estimated intangible amortization expense for the remainder of fiscal 2024 and each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2024	$1,827
2025	3,316
2026	2,310
2027	1,553
2028	1,405
2029	735
Thereafter	0

J.	Long-term Debt

Long-term debt at December 29, 2023 and June 30, 2023 consisted of the following:

	December 29, 2023	June 30, 2023
Credit Agreement Debt
Revolving loans (expire June 2025)	$7,175	$7,094
Term loan (due March 2026)	10,500	11,500
Other	23	33
Subtotal	17,698	18,627
Less: current maturities	(2,000)	(2,010)
Total long-term debt	$15,698	$16,617

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

As of December 29, 2023, current maturities include $2,000 of term loan payments due within the coming year.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $10 in principal was paid on these liabilities during the current fiscal year.

During the quarter ended December 29, 2023, the average interest rate was 6.82% on the Term Loan, and 5.63% on the Revolving Loans.

As of December 29, 2023, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $37,157, and the Company had approximately $29,982 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at December 29, 2023 and June 30, 2023. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of December 29, 2023, the notional amount was $10,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of December 29, 2023 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended December 29, 2023 and December 30, 2022.

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

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2024 and 2023:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2023	$42,855	$120,299	$(5,570)	$(12,491)	$424	$145,517
Net (loss) income		(1,173)			90	(1,083)
Translation adjustments			(3,096)		60	(3,036)
Benefit plan adjustments, net of tax			(171)			(171)
Unrealized gain on hedges, net of tax			216			216
Compensation expense	495					495
Shares (acquired) issued, net	(3,911)			2,148		(1,763)
Balance, September 29, 2023	39,439	119,126	(8,621)	(10,343)	574	140,175
Net income		930			5	935
Dividends paid to shareholders		(560)				(560)
Translation adjustments			5,155		35	5,190
Benefit plan adjustments, net of tax			(108)			(108)
Unrealized loss on hedges, net of tax			(485)			(485)
Compensation expense	772					772
Shares (acquired) issued, net	(550)			541		(9)
Balance, December 29, 2023	$39,661	$119,496	$(4,059)	$(9,802)	$614	$145,910

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2022	$42,551	$109,919	$(6,974)	$(14,720)	$412	$131,188
Net (loss) income		(1,422)			98	(1,324)
Translation adjustments			(6,328)		38	(6,290)
Benefit plan adjustments, net of tax			(89)			(89)
Unrealized gain on hedges, net of tax			793			793
Compensation expense	658					658
Shares (acquired) issued, net	(1,924)			1,756		(168)
Balance, September 30, 2022	41,285	108,497	(12,598)	(12,964)	548	124,768
Net income		1,746			15	1,761
Translation adjustments			8,333		59	8,392
Benefit plan adjustments, net of tax			(1,122)			(1,122)
Unrealized loss on hedges, net of tax			(595)			(595)
Compensation expense	856					856
Shares (acquired) issued, net	(697)			402		(295)
Balance, December 30, 2022	$41,444	$110,243	$(5,982)	$(12,562)	$622	$133,765

Reconciliations for the changes in accumulated other comprehensive loss, net of tax, by component for the quarters ended December 29, 2023 and December 30, 2022 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2023	$(1,582)	$(5,948)	$688	$1,272
Translation adjustment during the quarter	(3,096)	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(171)	(6)	222
Net current period other comprehensive (loss) income	(3,096)	(171)	(6)	222
Balance, September 29, 2023	(4,678)	(6,119)	682	1,494
Translation adjustment during the quarter	5,155
Amounts reclassified from accumulated other comprehensive loss	-	(108)	(183)	(302)
Net current period other comprehensive income (loss)	5,155	(108)	(183)	(302)
Balance at December 29, 2023	$477	$(6,227)	$499	$1,192

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2022	$(2,266)	$(6,614)	$356	$1,550
Translation adjustment during the quarter	(6,328)	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(89)	657	136
Net current period other comprehensive (loss) income	(6,328)	(89)	657	136
Balance, September 30, 2022	(8,594)	(6,703)	1,013	1,686
Translation adjustment during the quarter	8,333	-	-	-
Amounts reclassified from accumulated other comprehensive loss		(7)	(10)	(585)
Plan merger adjustment	-	(1,115)	-	-
Net current period other comprehensive income (loss)	8,333	(1,122)	(10)	(585)
Balance at December 30, 2022	$(261)	$(7,825)	$1,003	$1,101

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 29, 2023 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 29, 2023		December 29, 2023
Changes in benefit plan items
Actuarial losses	$(91)	(a)	$(263)	(a)
Transition asset and prior service benefit	(4)	(a)	(8)	(a)
Total amortization	(95)		(271)
Income tax expense	(13)		(8)
Total reclassification net of tax	$(108)		$(279)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 30, 2022 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Two Quarters Ended
	December 30, 2022		December 30, 2022
Changes in benefit plan items
Actuarial losses	$664	(a)	$1,223	(a)
Transition asset and prior service benefit	(51)	(a)	(101)	(a)
Mark-to-market adjustment	(607)		(1,214)
Plan merger remeasurement adjustment	(1,115)		(1,115)
Total amortization	(1,109)		(1,207)
Income taxes	(13)		(4)
Total reclassification net of tax	$(1,122)		$(1,211)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Assets Held for Sale

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

In the first quarter of fiscal 2024, the Company entered into an agreement to sell certain machinery assets, inventory, and legal relationships of its boat management systems product line. This action required the Company to reclassify these assets from Property, Plant and Equipment and Inventory to Assets Held for Sale, at fair value less costs to sell, or net book value, whichever is lower. The fair value of the machinery assets was determined using local internal specialists. The machinery assets’ fair value less costs to sell exceeded its net book value. The boat management systems inventory was valued at the lower of cost or net realizable value. Net realizable value was determined using the offer amount from the buyer less costs to sell. This assessment resulted in the Company recognizing a write-down of the carrying value of its boat management systems inventory of $2.1 million. The write-down was classified in the income statement as a component of cost of goods sold. The agreement closed October 30, 2023.

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Two Quarters Ended
		As Adjusted		As Adjusted
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Basic:
Net income (loss)	$935	$1,761	$(148)	$436
Less: Net earnings attributable to noncontrolling interest	(5)	(15)	(95)	(112)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net income (loss) attributable to Twin Disc	930	1,746	(243)	324

Weighted average shares outstanding - basic	13,718	13,460	13,629	13,434

Basic Loss Per Share:
Net earnings (loss) per share - basic	$0.07	$0.13	$(0.02)	$0.02

Diluted:
Net income (loss)	$935	$1,761	$(148)	$436
Less: Net earnings attributable to noncontrolling interest	(5)	(15)	(95)	(112)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net income (loss) attributable to Twin Disc	930	1,746	(243)	324

Weighted average shares outstanding - basic	13,718	13,460	13,629	13,434
Effect of dilutive stock awards	205	239	-	215
Weighted average shares outstanding - diluted	13,923	13,699	13,629	13,649

Diluted Income (Loss) Per Share:
Net earnings (loss) per share - diluted	$0.07	$0.13	$(0.02)	$0.02

The following potential common shares were excluded from diluted EPS for the two quarters ended December 29, 2023 because they were anti-dilutive: 135.1 related to the Company’s unvested PSAs, 2.6 related to the Company’s unvested PSAUs, 80.2 related to the Company’s unvested RS awards, and 87.4 related to the Company’s unvested RSUs.

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	December 29, 2023	June 30, 2023
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$12,017	$13,133
Finance lease right-of-use assets	Property, plant and equipment, net	4,860	4,427

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$2,064	$2,343
Operating lease liabilities	Lease obligations	9,988	10,811
Finance lease liabilities	Accrued liabilities	642	643
Finance lease liabilities	Other long-term liabilities	4,532	4,314

The components of lease expense were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Finance lease cost:
Amortization of right-of-use assets	$175	$156	$397	$311
Interest on lease liabilities	77	67	151	132
Operating lease cost	882	686	1,775	1,397
Short-term lease cost	6	(10)	9	3
Variable lease cost	99	67	199	108
Total lease cost	1,239	966	2,531	1,951
Less: Sublease income	(20)	(18)	(41)	(35)
Net lease cost	$1,219	$948	$2,490	$1,916

Other information related to leases was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$934	$777	$1,871	$1,473
Operating cash flows from finance leases	76	215	149	420
Financing cash flows from finance leases	207	67	471	132
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	188	990	188	1,518
Finance leases	123	269	657	320
Weighted average remaining lease term (years):
Operating leases			8.1	8.3
Finance lease			9.5	10.8
Weighted average discount rate:
Operating leases			7.6%	7.2%
Finance leases			5.8%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of December 29, 2023 were as follows:

	Operating Leases	Finance Leases
2024	$1,575	$492
2025	2,300	836
2026	1,810	788
2027	1,697	735
2028	1,652	657
2029	1,637	482
Thereafter	5,752	2,646
Total future lease payments	16,423	6,636
Less: Amount representing interest	(4,371)	(1,462)
Present value of future payments	$12,052	$5,174

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of December 29, 2023, with a notional amount of $10,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s SOFR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its condensed consolidated statements of operations and comprehensive income (loss). Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than twelve months.

Net unrealized after-tax gains related to cash flow hedging activities that were included in accumulated other comprehensive loss were ($499) and ($688) as of December 29, 2023, and June 30, 2023, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $218 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange rate risk related to its investment in net assets in foreign countries. During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in Accumulated Other Comprehensive Loss were ($1,192) and ($1,272) as of December 29, 2023 and June 30, 2023, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	December 29, 2023	June 30, 2023
Derivative designated as hedge:
Interest rate swap	Other current assets	$209	$292
Interest rate swap	Other noncurrent assets	80	187

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended December 29, 2023 and December 30, 2022, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended		For the Two Quarters Ended
	Income (Loss) Location	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Derivative designated as hedge:
Interest rate swap	Interest expense	$67	$79	$138	$162
Interest rate swap	Unrealized gain (loss) on hedges	183	10	189	(339)
Net investment hedge	Unrealized (loss) gain on hedges	(302)	585	(81)	141

P.	IMPACT OF ACCOUNTING METHOD CHANGE

The following tables summarize the effects of the Accounting change described in Note A on the Company’s condensed consolidated statement of operations and comprehensive loss, statement of cash flows and statement of changes in equity for the quarter ended and the two quarters ended December 30, 2022 and condensed consolidated balance sheet as of December 30, 2022.

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME (LOSS)

	For the Quarter Ended			For the Two Quarters Ended
	December 30, 2022			December 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

Net sales	$63,351	$-	$63,351	$119,264	$-	$119,264
Cost of goods sold	46,328	-	46,328	88,944	-	88,944
Gross profit	17,023	-	17,023	30,320	-	30,320

Marketing, engineering and administrative expenses	15,983	-	15,983	31,063	-	31,063
Restructuring expenses	164	-	164	174	-	174
Other operating income	(4,150)	-	(4,150)	(4,150)	-	(4,150)
Income from operations	5,026	-	5,026	3,233	-	3,233

Other expense (income):
Interest expense	594	-	594	1,160	-	1,160
Other expense (income), net	789	(607)	182	1,050	(1,214)	(164)
	1,383	(607)	776	2,210	(1,214)	996
Income before income taxes and noncontrolling interest	3,643	607	4,250	1,023	1,214	2,237

Income tax expense	2,489	-	2,489	1,801	-	1,801
Net income (loss)	1,154	607	1,761	(778)	1,214	436
Less: Net earnings attributable to noncontrolling interest, net of tax	(15)	-	(15)	(112)	-	(112)
Net income (loss) attributable to Twin Disc	$1,139	$607	$1,746	$(890)	$1,214	$324

Income (loss) per share data:
Basic income (los)s per share attributable to Twin Disc common shareholders	$0.08	$0.05	$0.13	$(0.07)	$0.09	$0.02
Diluted income (loss) per share attributable to Twin Disc common shareholders	$0.08	$0.05	$0.13	$(0.07)	$0.09	$0.02

Weighted average shares outstanding data:
Basic shares outstanding	13,460	-	13,460	13,434	-	13,434
Diluted shares outstanding	13,699	-	13,699	13,434	-	13,434

Comprehensive income (loss)
Net income (loss)	$1,154	$607	$1,761	$(778)	$1,214	$436
Benefit plan adjustments, net of income taxes of $ 1 and $3 computed under previous method; and $13 and $4 as reported under new method	(515)	(607)	(1,122)	3	(1,214)	(1,211)
Foreign currency translation adjustment	8,392	-	8,392	2,005	-	2,005
Unrealized (loss) gain on hedges, net of income taxes of $0 and $0, respectively	(595)	-	(595)	198	-	198
Comprehensive income	8,436	-	8,436	1,428	-	1,428
Less: Comprehensive income attributable to noncontrolling interest	74	-	74	210	-	210

Comprehensive income attributable to Twin Disc	$8,362	$-	$8,362	$1,218	$-	$1,218

CONDENSED ONSOLIDATED CONDENSED BALANCE SHEET

	December 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
ASSETS
Current assets:
Cash	$13,528	$-	$13,528
Trade accounts receivable, net	39,392	-	39,392
Inventories	136,810	-	136,810
Assets held for sale	2,968	-	2,968
Prepaid expenses	10,871	-	10,871
Other	7,228	-	7,228
Total current assets	210,797	-	210,797

Property, plant and equipment, net	39,683	-	39,683
Right-of-use assets operating leases	12,807	-	12,807
Intangible assets, net	11,798	-	11,798
Deferred income taxes	2,403	-	2,403
Other assets	2,766	-	2,766

Total assets	$280,254	$-	$280,254

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$-	$2,000
Accounts payable	28,906	-	28,906
Accrued liabilities	55,939	-	55,939
Total current liabilities	86,845	-	86,845

Long-term debt	29,927	-	29,927
Lease obligations	10,278	-	10,278
Accrued retirement benefits	10,587	-	10,587
Deferred income taxes	3,506	-	3,506
Other long-term liabilities	5,346	-	5,346
Total liabilities	146,489	-	146,489

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	41,444	-	41,444
Retained earnings	134,141	(23,898)	110,243
Accumulated other comprehensive loss	(29,880)	23,898	(5,982)
	145,705	-	145,705
Less treasury stock, at cost (819,398 shares, respectively)	12,562	-	12,562

Total Twin Disc shareholders' equity	133,143	-	133,143

Noncontrolling interest	622	-	622
Total equity	133,765	-	133,765

Total liabilities and equity	$280,254	$-	$280,254

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	December 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(778)	$1,214	$436
Adjustments to reconcile net (loss) income to net cash provided by activities:
Depreciation and amortization	4,266	-	4,266
Gain on sale of assets	(4,203)	-	(4,203)
Provision for deferred income taxes	(1,105)	-	(1,105)
Stock compensation expense	1,565	-	1,565
Net change in operating assets and liabilities	287	(1,214)	(927)

Net cash provided by operating activities	32	-	32

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(4,734)	-	(4,734)
Proceeds from sale of fixed assets	7,152	-	7,152
Proceeds on note receivable	-	-	-
Other, net	385	-	385

Net cash provided by investing activities	2,803	-	2,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	42,898	-	42,898
Repayments of revolving loan arrangements	(46,628)	-	(46,628)
Repayments of other long-term debt	(839)	132	(707)
Payments of finance lease obligations		(132)	(132)
Payments of withholding taxes on stock compensation	(463)	-	(463)

Net cash used by financing activities	(5,032)	-	(5,032)

Effect of exchange rate changes on cash	3,204	-	3,204

Net change in cash	1,007	-	1,007

Cash:
Beginning of period	12,521	-	12,521

End of period	$13,528	$-	$13,528

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	December 30, 2022
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Retained earnings
Balance at June 30, 2022	135,031	(25,112)	109,919
Net (loss) income attributable to Twin Disc	(890)	1,214	324
Balance at December 30, 2022	$134,141	$(23,898)	$110,243

Accumulated other comprehensive income (loss)
Balance at June 30, 2022	(32,086)	25,112	(6,974)
Translation adjustments	2,005	-	2,005
Benefit plan adjustments, net of tax	3	(1,214)	(1,211)
Unrealized gain on hedges, net of tax	198	-	198
Balance at December 30, 2022	$(29,880)	$23,898	$(5,982)

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of December 29, 2023, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

	Quarter Ended				Two Quarters Ended
	December 29, 2023	% of Net Sales	December 30, 2022	% of Net Sales	December 29, 2023	% of Net Sales	December 30, 2022	% of Net Sales
Net sales	$72,994		$63,351		$136,547		$119,264
Cost of goods sold	52,338		46,328		96,156		88,944
COGS - Sale of boat management system product line and related inventory	-		-		3,099		-
Gross profit	20,656	28.3%	17,023	26.9%	37,292	27.3%	30,320	25.4%
Marketing, engineering and administrative expenses	17,149	23.5%	15,983	25.2%	34,068	24.9%	31,063	26.0%
Restructuring expense	69	0.1%	164	0.3%	68	0.0%	174	0.1%
Other operating income	-	0.0%	(4,150)	-6.6%	-	0.0%	(4,150)	-3.5%
Loss from operations	$3,438	4.7%	$5,026	7.9%	$3,156	2.3%	$3,233	2.7%

Comparison of the Second Quarter of Fiscal 2024 with the Second Quarter of Fiscal 2023

Net sales for the second quarter increased 15.2%, or $9.6 million, to $73.0 million from $63.4 million in the same quarter a year ago. The Company has benefited from favorable market conditions across most geographies and product groups through fiscal 2023 and into fiscal 2024. With the easing of global supply chain disruptions, along with improving operational performance, the Company has been able to improve delivery results. Global sales of marine and propulsion products improved 28.7% from the prior year, while shipments of off-highway transmission products improved by 8.1%. Shipments of industrial products declined by 13.1%, with a slow-down in the domestic housing and construction markets. The Asia Pacific region enjoyed the most significant sales improvement ($7.1 million or 56.1%) due to improved shipments of oil and gas transmissions into China, an improved demand for commercial marine products and continued strength in pleasure craft demand in Australia. The European region also saw a significant increase ($5.3 million or 26.5%), with improved operational performance at our facilities in Belgium and the Netherlands, coupled with continued strong demand. Sales into North America decreased 20.5%, or $5.3 million, primarily due to some softening in aftermarket demand in the oil and gas market. Currency translation had a favorable impact on second quarter fiscal 2024 sales compared to the second quarter of the prior year totaling $2.1 million primarily due to the strengthening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 3.2%, or $1.8 million, versus the same quarter last year. The U.S. manufacturing operations experienced a 5.6%, or $1.7 million, decrease in sales versus the second fiscal quarter of 2023, with some softening aftermarket demand in the North American energy market and weaker industrial demand related to the North American housing and construction markets. The Company’s operation in the Netherlands saw increased revenue of $3.6 million (27.3%) compared to the second fiscal quarter of 2023, primarily due to improving operation performance in support of a record level of incoming orders over the past few quarters, along with a favorable currency impact and improved supply chain performance. Similarly, the Company’s Belgian operation saw an increase compared to the prior year second quarter (35.1% or $1.8 million), with a favorable translation effect and improved delivery performance driven by operational and supply chain execution. The Company’s Italian manufacturing operations were down $2.0 million (29.2%) compared to the second quarter of fiscal 2023, primarily due to the sale of the BCS business during the quarter. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.1 million (6.2%) compared to the prior year second quarter.

Our distribution segment experienced an increase in sales of $11.5 million (44.8%) in the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. The Company’s Asian distribution operations in Singapore, China and Japan were up 60.4% or $4.4 million from the prior year on improving deliveries for energy related products in China. The Company’s North America distribution operation saw a 26.3% ($1.7 million) increase on strong demand for marine products from the European operations. The Company’s European distribution operation saw a significant increase ($2.1 million or 41.9%) on strong demand, a favorable currency impact and improved supply of product. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in revenue (29.4% or $2.1 million) from the prior year second fiscal quarter, primarily due to continued strong demand for pleasure craft products in the region.

Gross profit as a percentage of sales for the second quarter of fiscal 2024 improved to 28.3%, compared to 26.9% for the same period last year. The improvement in the current year second quarter compared to the prior year result was primarily volume related, with margin conversion of 37.7% on the additional revenue. The mix impact for the quarter was essentially neutral.

For the fiscal 2024 second quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 23.5%, compared to 25.2% for the fiscal 2023 second quarter. ME&A expenses increased $1.2 million (7.3%) versus the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of higher wages and benefits ($0.7 million), travel costs ($0.2 million), software maintenance ($0.1 million), product development ($0.1 million) and a positive currency translation impact ($0.3 million). These increases were partially offset by lower professional fees ($0.4 million). The increases were driven by inflationary impacts and investment in resources to support our hybrid electric strategy.

The Company incurred minor restructuring charges during the second quarter of fiscal 2024 and fiscal 2023, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense was down slightly to $0.4 million in the second quarter of fiscal 2024, with a lower average outstanding revolver balance partially offset by a higher interest rate.

Other expense, net of $0.4 million for the second fiscal quarter was primarily attributable to a currency loss, partially offset by a pension benefit.

The fiscal 2024 second quarter effective tax rate was 64.0% compared to 26.3% in the prior fiscal year second quarter. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the increase to the effective tax rate.

Comparison of the First Half of Fiscal 2024 with the First Half of Fiscal 2023

Net sales for the first half increased 14.5%, or $17.3 million, to $136.5 million from $119.3 million in the same period a year ago. The Company has continued to benefit from favorable market conditions across most geographies and product groups through fiscal 2023 and into fiscal 2024. With the easing of global supply chain disruptions, along with improving operational performance, the Company has been able to improve delivery results compared to the prior year. Global sales of marine and propulsion products improved 26.8% from the prior year, while shipments of off-highway transmission products improved by 12.5%. Shipments of industrial products declined by 16.0%, with a slow-down in the domestic housing and construction markets. The Asia Pacific region enjoyed the most significant sales improvement ($14.5 million or 57.5%) due to improved shipments of oil and gas transmissions into China, an improved demand for commercial marine products and continued strength in pleasure craft demand in Australia. The European region also saw a significant increase ($11.4 million or 32.2%), with improved operational performance at our facilities in Belgium and the Netherlands, coupled with continued strong demand. Sales into North America decreased 18.9%, or $9.2 million, primarily due to some softening in aftermarket demand in the oil and gas market. Currency translation had a favorable impact on first half fiscal 2024 sales compared to the first half of the prior year totaling $4.4 million primarily due to the strengthening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 6.8%, or $7.2 million, versus the same period last year. The U.S. manufacturing operations experienced a 6.9%, or $4.1 million, decrease in sales versus the first half of fiscal 2023, with some softening aftermarket demand in the North American energy market and weaker industrial demand related to the North American housing and construction markets. The Company’s operation in the Netherlands saw increased revenue of $11.2 million (54.1%) compared to the first half of fiscal 2023, primarily due to improving operation performance in support of a record level of incoming orders over the past several quarters, along with a favorable currency impact and improved supply chain performance. Similarly, the Company’s Belgian operation saw an increase compared to the prior fiscal year first half (28.8% or $2.7 million), with a favorable translation effect and improved delivery performance driven by operational and supply chain execution. The Company’s Italian manufacturing operations were down $2.7 million (21.4%) compared to the first half of fiscal 2023, primarily due to the sale of the BCS business during the current fiscal year. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.1 million (4.2%) compared to the prior fiscal year first half.

Our distribution segment experienced an increase in sales of $20.2 million (40.5%) in the first half of fiscal 2024 compared to the first half of fiscal 2023. The Company’s Asian distribution operations in Singapore, China and Japan were up 88.9% or $14.0 million from the prior year on improving deliveries for energy related products in China and strong commercial marine demand in the region. The Company’s North America distribution operation saw a 10.4% ($1.2 million) increase on strong domestic demand for marine products from the European operations. The Company’s European distribution operation saw a significant increase ($2.2 million or 26.1%) on strong demand, a favorable currency impact and improved supply of product. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in revenue (6.8% or $0.9 million) from the prior year first half, primarily due to continued strong demand for pleasure craft products in the region.

Gross profit as a percentage of sales for the first half of fiscal 2024 improved to 27.3%, compared to 25.4% for the same period last year. The improvement in the first half of the current year compared to the prior year result was primarily volume related, along with a positive mix impact due to additional oil and gas units shipped in the current year. These favorable movements were partially offset by the negative impact of the sale of the BCS business that was recorded in the first quarter of fiscal 2024.

For the fiscal 2024 first half, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 24.9%, compared to 26.0% for the fiscal 2023 first half. ME&A expenses increased $3.0 million (9.7%) versus the same period last fiscal year. The increase in ME&A spending for the first half was comprised of higher wages and benefits ($1.4 million), travel costs ($0.5 million), software maintenance ($0.3 million), product development ($0.3 million) and a positive currency translation impact ($0.5 million). These increases were partially offset by lower bad debt expense ($0.2 million). The increases were driven by inflationary impacts and investment in resources to support our hybrid electric strategy.

The Company incurred minor restructuring charges during the first half of fiscal 2024 and fiscal 2023, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense was down slightly to $0.8 million in the first half of fiscal 2024, with a lower average outstanding revolver balance partially offset by a higher interest rate.

Other expense of $0.3 million for the first half of fiscal 2024 was primarily attributable to a currency loss, partially offset by a pension benefit.

The fiscal 2024 first half effective tax rate was 107.1% compared to 80.5% in the prior fiscal year comparable period. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the increase to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between December 29, 2023 and June 30, 2023

As of December 29, 2023, the Company had net working capital of $119.0 million, which represents a decrease of $0.6 million, or 0.5%, from the net working capital of $119.6 million as of June 30, 2023.

Cash increased by $7.8 million to $21.0 million as of December 29, 2023, versus $13.3 million as of June 30, 2023. As of December 29, 2023, the majority of the cash is at the Company’s overseas operations in Europe ($5.5 million) and Asia-Pacific ($10.8 million).

Trade receivables of $41.4 million were down $13.3 million, or 24.3%, when compared to last fiscal year-end. The impact of foreign currency translation was to increase accounts receivable by $1.2 million versus June 30, 2023. As a percent of sales, trade receivables finished at 56.8% in the second quarter of fiscal 2024 compared to 62.2% for the comparable period in fiscal 2023 and 65.2% for the fourth quarter of fiscal 2023.

Inventories were essentially unchanged versus June 30, 2023. The impact of foreign currency translation was to increase inventories by $3.9 million versus June 30, 2023. This increase was essentially offset by the sale of the BCS business, reducing inventory by $3.8 million. Other entity movements were offsetting, with increases at our operations in the Netherlands (driven by anticipated growth in the second half) and Australia (timing of purchases and a new product introduction) being offset by reductions at our distribution operations in Singapore, China and the US. On a consolidated basis, as of December 29, 2023, the Company’s backlog of orders to be shipped over the next six months approximates $125.2 million, compared to $119.2 million at June 30, 2023 and $124.0 million at December 30, 2022. As a percentage of six-month backlog, inventory has decreased from 111% at June 30, 2023 to 105% at December 29, 2023.

Net property, plant and equipment increased $1.6 million (4.4%) to $40.3 million versus $38.7 million at June 30, 2023. The Company had capital spending of $5.4 million in the first half and a favorable exchange impact of $0.5 million. These increases were offset by depreciation ($3.4 million) and the impact of the sale of the BCS business. Capital spending occurring in the first half was primarily related to replacement capital. In total, the Company expects to invest between $9 and $11 million in capital assets in fiscal 2024. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of December 29, 2023 of $32.6 million was down $3.9 million, or 10.7%, from June 30, 2023. The impact of foreign currency translation was to increase accounts payable by $1.1 million versus June 30, 2023. The remaining decrease is primarily related to the reduced purchasing activities in light of stable demand and inventory reduction efforts.

Total borrowings and long-term debt as of December 29, 2023 decreased $0.9 million to $17.7 million versus $18.6 million at June 30, 2023. During the first half, the Company reported positive free cash flow of $10.6 million (defined as operating cash flow less acquisitions of fixed assets), driven by positive operating results and working capital performance, partially offset by the payment of a bonus accrual and capital spending. The Company ended the quarter with total debt, net of cash, of ($3.3) million, compared to $5.4 million at June 30, 2023, for a net improvement of $8.7 million.

Total equity increased $0.2 million, or 0.1%, to $145.3 million as of December 29, 2023. The net loss during the first half decreased equity by $0.1 million, offset by a favorable foreign currency translation of $2.2 million and the payment of a dividend ($0.6 million). The net change in common stock and treasury stock resulting from the accounting for stock-based compensation decreased equity by $0.5 million. The net remaining decrease in equity primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

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

Other significant contractual obligations as of December 29, 2023 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of December 29, 2023, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company has long-term obligations related to its postretirement plans which are discussed in detail in Note G "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2024, the Company expects to contribute $0.7 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2024, the Company expects to contribute $0.7 million to its defined benefit pension plans.  The Company does not have any material off-balance sheet arrangements.

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

There were no securities of the Company sold by the Company during the quarter ended December 29, 2023, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 30, – October 27, 2023	0	NA	0	315,000

October 28 – November 24, 2023	0	NA	0	315,000

November 25 – December 29, 2023	620	NA	0	315,000

Total	0	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and performance stock issued under the Twin Disc, Incorporated 2021 and 2018 Long-Term Incentive Compensation Plans.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of December 29, 2023, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended December 29, 2023.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 7, 2024	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer,
Treasurer and Secretary
Chief Accounting Officer