Form 10-Q
period 2024-03-29
TWIN DISC INC
filed 2024-05-08
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 29, 2024

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

Yes ☑                No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                  Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At April 23, 2024, the registrant had 13,996,503 shares of its common stock outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 29, 2024	June 30, 2023
ASSETS
Current assets:
Cash	$23,843	$13,263
Trade accounts receivable, net	40,950	54,760
Inventories	129,845	131,930
Assets held for sale	2,968	2,968
Prepaid expenses	10,471	8,459
Other	10,451	8,326
Total current assets	218,528	219,706

Property, plant and equipment, net	40,606	38,650
Right-of-use assets operating leases	14,498	13,133
Intangible assets, net	10,157	12,637
Deferred income taxes	2,210	2,244
Other assets	2,755	2,811

Total assets	$288,754	$289,181

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,010
Accounts payable	33,230	36,499
Accrued liabilities	63,406	61,586
Total current liabilities	98,636	100,095

Long-term debt	15,042	16,617
Lease obligations	12,638	10,811
Accrued retirement benefits	6,707	7,608
Deferred income taxes	2,965	3,280
Other long-term liabilities	5,822	5,253
Total liabilities	141,810	143,664

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	40,428	42,855
Retained earnings	122,759	120,299
Accumulated other comprehensive loss	(7,094)	(5,570)
	156,093	157,584
Less treasury stock, at cost (638,712 and 814,734 shares, respectively)	9,797	12,491

Total Twin Disc shareholders' equity	146,296	145,093

Noncontrolling interest	648	424
Total equity	146,944	145,517

Total liabilities and equity	$288,754	$289,181

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
		As Adjusted		As Adjusted
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023

Net sales	$74,161	$73,772	$210,709	$193,036
Cost of goods sold (COGS)	53,221	54,507	149,377	143,451
COGS - Sale of boat management system product line and related inventory	-	-	3,099	-
Gross profit	20,940	19,265	58,233	49,585

Marketing, engineering and administrative expenses	17,199	14,626	51,268	45,688
Restructuring expenses	139	33	207	208
Other operating expense (income)	-	1	-	(4,149)
Income from operations	3,602	4,605	6,758	7,838

Interest expense	263	522	1,049	1,682
Other (income) expense, net	(959)	178	(649)	13
	(696)	700	400	1,695

Income before income taxes and noncontrolling interest	4,298	3,905	6,358	6,143
Income tax expense	398	548	2,606	2,350

Net income	3,900	3,357	3,752	3,793
Less: Net earnings attributable to noncontrolling interest, net of tax	(78)	(76)	(173)	(188)

Net income attributable to Twin Disc	$3,822	$3,281	$3,579	$3,605

Dividends per share	$0.04	$-	$0.08	$-

Income per share data:
Basic income per share attributable to Twin Disc common shareholders	$0.28	$0.24	$0.26	$0.27
Diluted income per share attributable to Twin Disc common shareholders	$0.27	$0.24	$0.26	$0.26

Weighted average shares outstanding data:
Basic shares outstanding	13,742	13,504	13,663	13,455
Diluted shares outstanding	13,904	13,662	13,852	13,608

Comprehensive income
Net income	$3,900	$3,357	$3,752	$3,793
Benefit plan adjustments, net of income taxes of $10, $(1), $2 and $(5), respectively	(191)	(29)	(470)	(1,240)
Foreign currency translation adjustment	(3,084)	1,014	(930)	3,116
Unrealized gain (loss) on hedges, net of income taxes of $0, $0, $0 and $0, respectively	196	(224)	(73)	(26)
Comprehensive income	821	4,118	2,279	5,643
Less: Comprehensive income attributable to noncontrolling interest	34	67	224	277

Comprehensive income attributable to Twin Disc	$787	$4,051	$2,055	$5,366

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
		As Adjusted
	March 29, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,752	$3,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,497	6,936
Gain on sale of assets	(87)	(4,237)
Loss on sale of boat management product line and related inventory	3,099	-
Provision for deferred income taxes	239	(1,462)
Stock compensation expense and other non-cash changes, net	2,242	2,355
Net change in operating assets and liabilities	5,531	(526)

Net cash provided by operating activities	22,273	6,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(7,598)	(6,783)
Proceeds from sale of fixed assets	-	7,177
Other, net	(167)	199

Net cash (used) provided by investing activities	(7,765)	593

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	66,661	65,862
Repayments of revolving loan arrangements	(66,661)	(69,823)
Repayments of other long-term debt	(1,510)	(1,534)
Dividends paid to shareholders	(1,119)	-
Payments of finance lease obligations	(663)	(231)
Payments of withholding taxes on stock compensation	(1,791)	(463)

Net cash used by financing activities	(5,083)	(6,189)

Effect of exchange rate changes on cash	1,155	240

Net change in cash	10,580	1,503

Cash:
Beginning of period	13,263	12,521

End of period	$23,843	$14,024

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

Recently Issued Not Yet Adopted Accounting Standards

In December 2023, the FASB issued guidance ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) each disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this standard on its financial statement disclosures.

Recently Adopted Accounting Standards

In June 2016, the FASB issued updated guidance (ASU 2016-13) and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-10 (collectively ASC 326). ASC 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, and for smaller reporting companies for fiscal years beginning after December 15, 2022 (the Company’s fiscal 2024), with early adoption permitted for certain amendments. ASC 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

B.	Inventories

The major classes of inventories were as follows:

	March 29, 2024	June 30, 2023
Inventories:
Finished parts	$64,191	$66,956
Work in process	24,698	23,374
Raw materials	40,956	41,600
	$129,845	$131,930

In the first quarter of fiscal year 2024, the Company entered into an agreement to sell most of its boat management system product line located at one of its subsidiaries in Italy. The sale amount was below cost and resulted in the Company recognizing an inventory write-down of $2.1 million. The Company also evaluated its other boat management system inventory, not associated with the sale. This evaluation resulted in the Company recognizing an additional inventory write-down of $1.6 million for inventory located in the U.S. These write-downs were partially offset by certain liabilities transferred to the buyer at the time of sale. The sale was completed in the second quarter of fiscal year 2024.

C.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended March 29, 2024 and March 31, 2023:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Reserve balance, beginning of period	$4,488	$4,145	$3,476	$3,329
Current period expense and adjustments	1,656	371	4,377	2,052
Payments or credits to customers	(1,236)	(510)	(2,948)	(1,381)
Translation	(13)	12	(10)	18
Reserve balance, end of period	$4,895	$4,018	$4,895	$4,018

The current portion of the warranty accrual ($4,052 and $3,503 as of March 29, 2024 and March 31, 2023, respectively) is reflected in accrued liabilities, while the long-term portion ($843 and $515 as of March 29, 2024 and March 31, 2023, respectively) is included in other long-term liabilities on the consolidated balance sheets.

D.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position, or cash flows.

E.	Business Segments

The Company and its subsidiaries are engaged in the manufacture and sale of marine and heavy-duty off-highway power transmission equipment. Principal products include marine transmissions, azimuth drives, surface drives, propellers and boat management systems, as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches, and controls systems. The Company sells to both domestic and foreign customers in a variety of market areas, principally pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government, and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net sales
Manufacturing segment sales	$62,640	$64,353	$175,545	$169,607
Distribution segment sales	37,022	33,839	107,117	83,732
Inter/Intra segment elimination – manufacturing	(19,929)	(18,531)	(58,908)	(46,373)
Inter/Intra segment elimination – distribution	(5,572)	(5,889)	(13,045)	(13,930)
	$74,161	$73,772	$210,709	$193,036
Net income attributable to Twin Disc
Manufacturing segment net income	$5,662	$6,480	$9,298	$13,321
Distribution segment net income	3,248	2,053	7,427	4,412
Corporate and eliminations	(5,088)	(5,252)	(13,146)	(14,128)
	$3,822	$3,281	$3,579	$3,605

Assets	March 29, 2024	June 30, 2023
Manufacturing segment assets	$385,832	$381,668
Distribution segment assets	73,586	69,213
Corporate assets and elimination of intercompany assets	(170,664)	(161,700)
	$288,754	$289,181

Disaggregated revenue:

The following tables presents details deemed most relevant to the users of the financial statements for the quarters ended March 29, 2024 and March 31, 2023.

Net sales by product group for the quarter ended March 29, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,779	$1,084	$(631)	$6,232
Land-based transmissions	16,701	9,286	(6,898)	19,089
Marine and propulsion systems	40,160	23,052	(17,968)	45,244
Other	-	3,600	(4)	3,596
Total	$62,640	$37,022	$(25,501)	$74,161

Net sales by product group for the quarter ended March 31, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$7,076	$1,548	$(1,321)	$7,303
Land-based transmissions	16,785	8,692	(5,902)	19,575
Marine and propulsion systems	40,492	19,867	(16,505)	43,854
Other	-	3,732	(692)	3,040
Total	$64,353	$33,839	$(24,420)	$73,772

Net Sales by product group for the three quarters ended March 29, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$16,773	$3,670	$(1,994)	$18,449
Land-based transmissions	46,385	29,910	(22,765)	53,530
Marine and propulsion systems	112,387	63,430	(47,166)	128,651
Other	-	10,107	(28)	10,079
Total	$175,545	$107,117	$(71,953)	$210,709

Net Sales by product group for the three quarters ended March 31, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$20,732	$4,322	$(3,208)	$21,846
Land-based transmissions	48,329	16,743	(14,888)	50,184
Marine and propulsion systems	100,546	49,838	(40,751)	109,633
Other	-	12,829	(1,456)	11,373
Total	$169,607	$83,732	$(60,303)	$193,036

F.	Stock-Based Compensation

Performance Stock Awards (“PSA”)

During the first three quarters of fiscal 2024 and 2023, the Company granted a target number of 119.3 and 118.1 PSAs, respectively, to various employees of the Company, including executive officers. The fiscal 2024 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative earnings before interest, taxes, depreciation, and amortization ("EBITDA", as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 238.7.

The fiscal 2023 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2025. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 234.2.

There were 329.9 and 437.9 unvested PSAs outstanding at March 29, 2024 and March 31, 2023, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $326 and $307 was recognized for the quarters ended March 29, 2024 and March 31, 2023, respectively, related to PSAs. Compensation expense of $704 and $903 was recognized for the three quarters ended March 29, 2024 and March 31, 2023, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at March 29, 2024 was $11.48. At March 29, 2024, the Company had $1,652 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 and 2023 awards. The total fair value of PSAs vested as of March 29, 2024 and March 31, 2023 was $0.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. During the first three quarters of fiscal 2024 and 2023 , the Company granted a target number of 10.5 and 0 PSUAs, respectively, to various individuals in the Company. The fiscal 2024 PSUAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20.9.

There were 10.5 and 0 unvested PSUAs outstanding at March 29, 2024 and March 31, 2023, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $11 and $0 was recognized for the quarters ended March 29, 2024 and March 31, 2023, respectively, related to PSUAs. Compensation expense of $29 and $0 was recognized for the three quarters ended March 29, 2024 and March 31, 2023, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at March 29, 2024 was $12.15. At March 29, 2024, the Company had $98 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective were achieved for the fiscal 2024 awards. The total fair value of PSUAs vested as of March 29, 2024 and March 31, 2023 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first three quarters of fiscal 2024 and 2023, the Company granted 117.2 and 180.0 service based restricted shares, respectively, to employees and non-employee directors. There were 246.6 and 308.6 unvested shares outstanding at March 29, 2024 and March 31, 2023, respectively. A total of 2.4 and 0 shares of restricted stock were forfeited during the three quarters ended March 29, 2024 and March 31, 2023, respectively. Compensation expense of $330 and $313 was recognized for the quarters ended March 29, 2024 and March 31, 2023, respectively. Compensation expense of $953 and $1,007 was recognized for the three quarters ended March 29, 2024 and March 31, 2023, respectively. The total fair value of restricted stock grants vested as of March 29, 2024 and March 31, 2023 was $2,196 and $1,699, respectively. As of March 29, 2024, the Company had $1,568 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitles an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first three quarters of fiscal 2024 and 2023, the Company granted 7.1 and 72.4 of employment based RSUs, respectively. There were 135.0 and 130.2 unvested RSUs outstanding at March 29, 2024 and March 31, 2023, respectively. Compensation expense of $124 and $116 was recognized for the quarters ended March 29, 2024 and March 31, 2023, respectively. Compensation expense of $372 and $340 was recognized for the three quarters ended March 29, 2024 and March 31, 2023, respectively. The total fair value of RSUs vested as of March 29, 2024 and March 31, 2023 was $25 and $40, respectively. The weighted average grant date fair value of the unvested awards at March 29, 2024 was $10.97. As of March 29, 2024, the Company had $412 of unrecognized compensation expense related to RSUs which will be recognized over the next three years.

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

The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Pension Benefits:
Service cost	$95	$106	$283	$309
Prior service cost	-	8	-	25
Interest cost	896	912	2,688	2,648
Expected return on plan assets	(1,049)	(1,053)	(3,145)	(3,173)
Amortization of transition obligation	10	9	29	27
Amortization of prior service cost	9	9	26	27
Amortization of actuarial net loss	15	639	47	1,873
Net periodic benefit (gain) cost	$(24)	$630	$(72)	$1,736

Postretirement Benefits:
Service cost	$2	$2	$6	$7
Interest cost	48	53	143	159
Amortization of prior service cost	(22)	(69)	(66)	(206)
Amortization of actuarial net loss	(155)	(10)	(465)	(29)
Net periodic benefit gain	$(127)	$(24)	$(382)	$(69)

The service cost component is included in cost of goods sold and marketing, engineering, and administrative expenses. All other components of net periodic benefit cost are included in other (income) expense, net.

The Company expects to contribute approximately $662 to its pension plans in fiscal 2024. As of March 29, 2024, $634 in contributions to the pension plans have been made.

The Company has reclassified ($191) (net of $10 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 29, 2024, and ($29) (net of $1 in taxes) during the quarter ended March 31, 2023. The Company has reclassified ($470) (net of $2 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 29, 2024, and $(1,240) (net of $5 in taxes) during the three quarters ended March 31, 2023. These reclassifications are included in the computation of net periodic benefit cost.

H.	Income Taxes

The Company computes its effective tax rate each quarter consistent with the requirements of ASC 740-270-25. However, due to historic domestic losses and the full domestic valuation allowance, the Company has removed the loss jurisdiction for which no tax benefit may be recorded from the Annual Effective Tax Rate ("AETR") calculations consistent with ASC 740-270-30-30.

The Company recorded an overall effective tax rate of 9.3% and 14.0% for the quarters ended March 29, 2024 and March 31, 2023, respectively and an overall effective tax rate of 41.0% and 38.2% for the three quarters ended March 29, 2024 and March 31, 2023. Year-to-date foreign earnings were $14,916 and $8,207, with corresponding income tax expense of $2,599 and $2,303 for the period ended March 29, 2024 and March 31, 2023. The foreign effective tax rate for the period ended March 29, 2024 incudes a total discrete benefit of ($834), of which ($786) related to a favorable tax ruling related to operations in the Netherlands.

Year-to-date domestic earnings were ($8,557) and ($2,063), with corresponding income tax expense of $7 and $47 for the three quarters ended March 29, 2024 and March 31, 2023.

I.	Intangible Assets

As of March 29, 2024, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other
Balance at June 30, 2023	$31,925	$(19,288)	$12,637	$6,553	$2,422	$668	$2,994
Addition	89	-	89	-	-	-	89
Reduction	(631)	631	-	-	-	-	-
Amortization	-	(2,458)	(2,458)	(935)	(923)	(39)	(561)
Translation adjustment	(111)	-	(111)	(66)	(135)	105	(15)
Balance at March 29, 2024	$31,272	$(21,115)	$10,157	$5,552	$1,364	$734	$2,507

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 5 years.

Intangible amortization expense was $822 and $738 for the quarters ended March 29, 2024, and March 31, 2023, respectively. Intangible amortization expense was $2,458 and $2,140 for the three quarters ended March 29, 2024, and March 31, 2023, respectively. Estimated intangible amortization expense for the remainder of fiscal 2024 and each of the next five fiscal years is as follows:

Fiscal Year
2024	$945
2025	3,274
2026	2,290
2027	1,531
2028	1,382
2029	735
Total	$10,157

J.	Long-Term Debt and Subsequent Event

Long-term debt at March 29, 2024 and June 30, 2023 consisted of the following:

	March 29, 2024	June 30, 2023
Credit Agreement Debt
Revolving loans (expire April 2027)	$7,019	$7,094
Term loan (due April 2027)	10,000	11,500
Other	23	33
Subtotal	17,042	18,627
Less: current maturities	(2,000)	(2,010)
Total long-term debt	$15,042	$16,617

Credit Agreement Debt: On June 29, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO”) that provided for the assignment and assumption of the previously existing loans between the Company and Bank of Montreal (the “2016 Credit Agreement”) and subsequent amendments into a term loan (the “Term Loan”) and revolving credit loans (each a “Revolving Loan” and, collectively, the “Revolving Loans,” and, together with the Term Loan, the “Loans”). Pursuant to the Credit Agreement, BMO agreed to make the Term Loan to the Company in a principal amount not to exceed $35.0 million and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate, $50.0 million (the “Revolving Credit Commitment”), subject to a Borrowing Base based on Eligible Inventory and Eligible Receivables. Subsequent amendments to the Credit Agreement reduced the Term Loan to $20.0 million, extended the maturity date of the Term Loan to April 1, 2027, and require the Company to make principal installment payments on the Term Loan of $0.5 million per quarter. In addition, under subsequent amendments to the Credit Agreement, BMO’s Revolving Credit Commitment is currently $45.0 million. The Credit Agreement also allows the Company to obtain Letters of Credit from BMO, which if drawn upon by the beneficiary thereof and paid by BMO, would become Revolving Loans. Under the Credit Agreement, the Company may not pay cash dividends on its common stock in excess of $5.0 million in any fiscal year. The term of the Revolving Loans under the Credit Agreement currently runs through April 1, 2027.

Under the Credit Agreement as amended, interest rates are based on either the secured overnight financing rate (“SOFR”) or the euro interbank offered rate (the “EURIBO Rate”). Loans are designated either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin, or “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin. Amounts drawn on a Letter of Credit that are not timely reimbursed to the Bank bear interest at a Base Rate plus an Applicable Margin. The Company also pays a commitment fee on the average daily Unused Revolving Credit Commitment equal to an Applicable Margin. Currently, the Applicable Margins are between 2.00% and 3.50% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and 0.15% and 0.30% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Credit Agreement, as amended, requires the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. In determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for the Katsa Oy acquisition, as well as pro-forma EBITDA of Katsa Oy as permitted by the Bank. The Company’s Tangible Net Worth may not be less than $100.0 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2023.

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

On April 1, 2024, the Company entered into Amendment No. 10 to Credit Agreement (the “Tenth Amendment”) that amended and extended the Credit Agreement. The Tenth Amendment increased the Revolving Credit Commitment from $40.0 million to $45.0 million, and also increased the Borrowing Base for Revolving Loans from the sum of (a) 85% of outstanding unpaid Eligible Receivable and (b) the lesser of $30.0 million and 50% of Eligible Inventory to the sum of (a) 85% of outstanding unpaid Eligible Receivables and (b) the lesser of $35.0 million (reduced to $32.5 million beginning with the first quarter of the 2026 fiscal year) and 60% of Eligible Inventory (reduced to 55% of Eligible Inventory beginning with the third quarter of the 2025 fiscal year, and 50% of Eligible Inventory beginning with the first quarter of the 2026 fiscal year).

The Company intends to use the increased borrowing capacity under the Credit Agreement to help finance its previously announced proposed acquisition of Katsa Oy by TD Finland Holding Oy, a wholly-owned subsidiary of the Company. The Tenth Amendment specifically permits the Company to use Revolving Loans for the Katsa Oy acquisition. In addition, in determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for the Katsa Oy acquisition, as well as pro-forma EBITDA of Katsa Oy as permitted by the Bank.

The Tenth Amendment also extended the Credit Agreement through April 1, 2027 and extended the maturity date of the Term Loan and the Term Loan Commitment Date to April 1, 2027. Prior to the Tenth Amendment, the Credit Agreement was scheduled to terminate as of June 30, 2025, and the Term Loan and Term Loan Commitment Date were scheduled to mature/terminate on March 4, 2026.

The Tenth Amendment also increased the Applicable Margins under the Credit Agreement for purposes of determining interest rates on Revolving Loans, Letters of Credit, Term Loans, and the Unused Revolving Credit Commitment. Prior to the Tenth Amendment, the Applicable Margins were between 1.25% and 2.75% for Revolving Loans and Letters of Credit; 1.375% and 2.875% for Term Loans; and .10% and .15% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio). Under the Tenth Amendment, the Applicable Margins are between 2% and 3.5% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and .15% and .3% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Tenth Amendment also increased the amount of Restricted Payments that the Company may make in the form of cash dividends, distributions, purchases, redemptions, or other acquisitions of its common stock from $3.0 million to $5.0 million in any fiscal year.

The Company remains in compliance with its liquidity and other covenants.

As of March 29, 2024, current maturities include $2.0 million of term loan payments due within the coming year.

Other: Other long-term debt pertains mainly to a financing arrangement in Europe. These liabilities carry terms of three to five years and implied interest rates ranging from 7% to 25%. A total amount of $10 in principal was paid on these liabilities during the current fiscal year.

During the quarters ended March 29, 2024, the average interest rate was 6.83% on the Term Loan, and 5.12% on the Revolving Loans.

As of March 29, 2024, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $37,016, and the Company had approximately $29,694 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at March 29, 2024 and June 30, 2023. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of March 29, 2024, the notional amount was $10,000. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of March 29, 2024 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended March 29, 2024 and March 31, 2023.

As of July 1, 2022, the cumulative effect of the Accounting change resulted in $25.1 million decrease to retained earnings and a corresponding $25.1 million increase to accumulated other comprehensive loss, both net of tax of $0 ($7.9 million in deferred tax asset offset by $7.9 million valuation allowance).

See Notes A, G, M, and P for further information regarding the impact of the Accounting change on the Company’s prior year consolidated financial statements.

The following is a reconciliation of the Company’s equity balances for the three fiscal quarters of 2024 and 2023:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2023	$42,855	$120,299	$(5,570)	$(12,491)	$424	$145,517
Net (loss) income		(1,173)			90	(1,083)
Translation adjustments			(3,096)		60	(3,036)
Benefit plan adjustments, net of tax			(171)			(171)
Unrealized gain on hedges, net of tax			216			216
Compensation expense	495					495
Shares (acquired) issued, net	(3,911)			2,148		(1,763)
Balance, September 29, 2023	39,439	119,126	(8,621)	(10,343)	574	140,175
Net income		930			5	935
Dividends paid to shareholders		(560)				(560)
Translation adjustments			5,155		35	5,190
Benefit plan adjustments, net of tax			(108)			(108)
Unrealized loss on hedges, net of tax			(485)			(485)
Compensation expense	772					772
Shares (acquired) issued, net	(550)			541		(9)
Balance, December 29, 2023	39,661	119,496	(4,059)	(9,802)	614	145,910
Net income		3,822			78	3,900
Dividends paid to shareholders		(559)				(559)
Translation adjustments			(3,040)		(44)	(3,084)
Benefit plan adjustments, net of tax			(191)			(191)
Unrealized gain on cash flow hedge, net of tax			196			196
Compensation expense	791					791
Shares (acquired) issued, net	(24)			5		(19)
Balance, March 29, 2024	$40,428	$122,759	$(7,094)	$(9,797)	$648	$146,944

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2022	$42,551	$109,919	$(6,974)	$(14,720)	$412	$131,188
Net (loss) income		(1,422)			98	(1,324)
Translation adjustments			(6,328)		38	(6,290)
Benefit plan adjustments, net of tax			(89)			(89)
Unrealized gain on hedges, net of tax			793			793
Compensation expense	658					658
Shares (acquired) issued, net	(1,924)			1,756		(168)
Balance, September 30, 2022	41,285	108,497	(12,598)	(12,964)	548	124,768
Net income		1,746			15	1,761
Translation adjustments			8,333		59	8,392
Benefit plan adjustments, net of tax			(1,122)			(1,122)
Unrealized loss on hedges, net of tax			(595)			(595)
Compensation expense	856					856
Shares (acquired) issued, net	(697)			402		(295)
Balance, December 30, 2022	41,444	110,243	(5,982)	(12,562)	622	133,765
Net income		3,281			76	3,357
Translation adjustments			1,023		(9)	1,014
Benefit plan adjustments, net of tax			(29)			(29)
Unrealized loss on cash flow hedge, net of tax			(224)			(224)
Compensation expense	736					736
Shares (acquired) issued, net	(35)			35		-
Balance, March 31, 2023	$42,145	$113,524	$(5,212)	$(12,527)	$689	$138,619

Reconciliations for the changes in accumulated other comprehensive loss, net of tax, by component for the quarters ended March 29, 2024 and March 31, 2023 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2023	$(1,582)	$(5,948)	$688	$1,272
Translation adjustment during the quarter	(3,096)	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(171)	(6)	222
Net current period other comprehensive (loss) income	(3,096)	(171)	(6)	222
Balance, September 29, 2023	(4,678)	(6,119)	682	1,494
Translation adjustment during the quarter	5,155	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(108)	(183)	(302)
Net current period other comprehensive income (loss)	5,155	(108)	(183)	(302)
Balance at December 29, 2023	477	(6,227)	499	1,192
Translation adjustment during the quarter	(3,040)	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(191)	40	156
Net current period other comprehensive (loss) income	(3,040)	(191)	40	156
Balance at March 29, 2024	$(2,563)	$(6,418)	$539	$1,348

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2022	$(2,266)	$(6,614)	$356	$1,550
Translation adjustment during the quarter	(6,328)	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(89)	657	136
Net current period other comprehensive (loss) income	(6,328)	(89)	657	136
Balance, September 30, 2022	(8,594)	(6,703)	1,013	1,686
Translation adjustment during the quarter	8,333	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(7)	(10)	(585)
Plan merger adjustment	-	(1,115)	-	-
Net current period other comprehensive income (loss)	8,333	(1,122)	(10)	(585)
Balance at December 30, 2022	(261)	(7,825)	1,003	1,101
Translation adjustment during the quarter	1,023	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(29)	(133)	(91)
Net current period other comprehensive income (loss)	1,023	(29)	(133)	(91)
Balance at March 31, 2023	$762	$(7,854)	$870	$1,010

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 29, 2024 are as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 29, 2024		March 29, 2024
Changes in benefit plan items
Actuarial losses	$(198)	(a)	$(461)	(a)
Transition asset and prior service benefit	(3)	(a)	(11)	(a)
Total amortization	(201)		(472)
Income tax expense	10		2
Total reclassification net of tax	$(191)		$(470)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 31, 2023 is as follows:

	Amount Reclassified		Amount Reclassified
	Quarter Ended		Three Quarters Ended
	March 31, 2023		March 31, 2023
Changes in benefit plan items
Actuarial gains	$630	(a)	$1,853	(a)
Transition asset and prior service benefit	(51)	(a)	(152)	(a)
Mark-to-market adjustment	(607)		(1,821)
Plan merger remeasurement adjustment	-		(1,115)
Total amortization	(28)		(1,235)
Income taxes	(1)		(5)
Total reclassification net of tax	$(29)		$(1,240)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Assets Held for Sale

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Three Quarters Ended
		As Adjusted		As Adjusted
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Basic:
Net income	$3,900	$3,357	$3,752	$3,793
Less: Net earnings attributable to noncontrolling interest	(78)	(76)	(173)	(188)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net income attributable to Twin Disc	3,822	3,281	3,579	3,605

Weighted average shares outstanding - basic	13,742	13,504	13,663	13,455

Basic Income Per Share:
Net earnings per share - basic	$0.28	$0.24	$0.26	$0.27

Diluted:
Net income	$3,900	$3,357	$3,752	$3,793
Less: Net earnings attributable to noncontrolling interest	(78)	(76)	(173)	(188)
Less: Undistributed earnings attributable to unvested shares	-	-	-	-
Net income attributable to Twin Disc	3,822	3,281	3,579	3,605

Weighted average shares outstanding - basic	13,742	13,504	13,663	13,455
Effect of dilutive stock awards	162	158	189	153
Weighted average shares outstanding - diluted	13,904	13,662	13,852	13,608

Diluted Income Per Share:
Net earnings per share - diluted	$0.27	$0.24	$0.26	$0.26

The following potential common shares were excluded from diluted EPS for the three quarters ended March 29, 2024 because they were anti-dilutive: 224.6 related to the Company’s unvested PSAs, 10.5 related to the Company’s unvested PSAUs, 153.9 related to the Company’s unvested RS awards, and 51.0 related to the Company’s unvested RSUs.

The following potential common shares were excluded from diluted EPS for the three quarters ended March 31, 2023 because they were anti-dilutive: 355.5 related to the Company’s unvested PSAs, 191.6 related to the Company’s unvested RS awards, and 59.5 related to the Company’s unvested RSUs.

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Balance Sheet Location	March 29, 2024	June 30, 2023
Lease Assets
Operating lease right-of-use assets	Right-of-use assets operating leases	$14,498	$13,133
Finance lease right-of-use assets	Property, plant and equipment, net	4,845	4,427

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$1,957	$2,343
Operating lease liabilities	Lease obligations	12,638	10,811
Finance lease liabilities	Accrued liabilities	628	643
Finance lease liabilities	Other long-term liabilities	4,542	4,314

The components of lease expense were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Finance lease cost:
Amortization of right-of-use assets	$206	$187	$603	$498
Interest on lease liabilities	76	87	227	219
Operating lease cost	941	852	2,716	2,250
Short-term lease cost	1	2	9	5
Variable lease cost	101	94	301	202
Total lease cost	1,325	1,222	3,856	3,174
Less: Sublease income	(20)	(18)	(61)	(53)
Net lease cost	$1,305	$1,204	$3,795	$3,121

Other information related to leases was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$951	$873	$2,822	$2,268
Operating cash flows from finance leases	76	138	225	270
Financing cash flows from finance leases	192	73	663	231
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	3,551	218	3,739	1,736
Finance leases	227	47	883	367
Weighted average remaining lease term (years):
Operating leases			9.3	8.8
Finance lease			9.3	11.3
Weighted average discount rate:
Operating leases			8.2%	7.2%
Finance leases			5.9%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of March 29, 2024 were as follows:

	Operating Leases	Finance Leases
2024	$766	$248
2025	2,828	877
2026	2,288	828
2027	2,023	775
2028	1,972	695
2029	1,965	513
Thereafter	9,844	2,674
Total future lease payments	21,686	6,610
Less: Amount representing interest	(7,091)	(1,440)
Present value of future payments	$14,595	$5,170

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of March 29, 2024, with a notional amount of $10,000. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s SOFR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its condensed consolidated statements of operations and comprehensive income. Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than twelve months.

Net unrealized after-tax gains related to cash flow hedging activities that were included in accumulated other comprehensive loss were $539 and $688 as of March 29, 2024, and June 30, 2023, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $230 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange rate risk related to its investment in net assets in foreign countries. During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in accumulated other comprehensive loss were ($1,348) and ($1,272) as of March 29, 2024 and June 30, 2023, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Balance Sheet Location	March 29, 2024	June 30, 2023
Derivative designated as hedge:
Interest rate swap	Other current assets	$217	$292
Interest rate swap	Other noncurrent assets	112	187

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive income for the quarters ended March 29, 2024 and March 31, 2023, respectively, was as follows:

	Statement of Comprehensive	For the Quarter Ended		For the Three Quarters Ended
	Income Location	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Derivative designated as hedge:
Interest rate swap	Interest expense	$62	$76	$200	$238
Interest rate swap	Unrealized gain (loss) on hedges	40	(133)	(148)	206
Net investment hedge	Unrealized gain (loss) on hedges	156	(91)	75	(232)

P.	IMPACT OF ACCOUNTING METHOD CHANGE

The following tables summarize the effects of the Accounting change described in Note A on the Company’s condensed consolidated statement of operations and comprehensive income, statement of cash flows and statement of changes in equity for the quarter ended and the three quarters ended March 31, 2023 and condensed consolidated balance sheet as of March 31, 2023.

CONDENSED CONSOLIDATED STATEMENT OF OPERATION AND COMPREHENSIVE INCOME

	For the Quarter Ended			For the Three Quarters Ended
	March 31, 2023			March 31, 2023
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

Net sales	$73,772	$-	$73,772	$193,036	$-	$193,036
Cost of goods sold	54,507	-	54,507	143,451	-	143,451
Gross profit	19,265	-	19,265	49,585	-	49,585

Marketing, engineering and administrative expenses	14,626	-	14,626	45,688	-	45,688
Restructuring expenses	33	-	33	208	-	208
Other operating expense (income)	1	-	1	(4,149)	-	(4,149)
Income from operations	4,605	-	4,605	7,838	-	7,838

Other expense (income):
Interest expense	522	-	522	1,682	-	1,682
Other expense (income), net	785	(607)	178	1,834	(1,821)	13
	1,307	(607)	700	3,516	(1,821)	1,695
Income before income taxes and noncontrolling interest	3,298	607	3,905	4,322	1,821	6,143

Income tax expense	548	-	548	2,350	-	2,350
Net income	2,750	607	3,357	1,972	1,821	3,793
Less: Net earnings attributable to noncontrolling interest, net of tax	(76)	-	(76)	(188)	-	(188)
Net income attributable to Twin Disc	$2,674	$607	$3,281	$1,784	$1,821	$3,605

Income per share data:
Basic income per share attributable to Twin Disc common shareholders	$0.20	$0.04	$0.24	$0.13	$0.14	$0.27
Diluted income per share attributable to Twin Disc common shareholders	$0.20	$0.04	$0.24	$0.13	$0.13	$0.26

Weighted average shares outstanding data:
Basic shares outstanding	13,504	-	13,504	13,455	-	13,455
Diluted shares outstanding	13,662	-	13,662	13,608	-	13,608

Comprehensive income
Net income	$2,750	$607	$3,357	$1,972	$1,821	$3,793
Benefit plan adjustments, net of income taxes of $ 1 and $5 computed under previous method; and $1 and $5 as reported under new method	578	(607)	(29)	581	(1,821)	(1,240)
Foreign currency translation adjustment	1,014	-	1,014	3,116	-	3,116
Unrealized loss on hedges, net of income taxes of $0 and $0, respectively	(224)	-	(224)	(26)	-	(26)
Comprehensive income	4,118	-	4,118	5,643	-	5,643
Less: Comprehensive income attributable to noncontrolling interest	67	-	67	277	-	277

Comprehensive income attributable to Twin Disc	$4,051	$-	$4,051	$5,366	$-	$5,366

CONDENSED CONSOLIDATED CONDENSED BALANCE SHEET

	March 31, 2023
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
ASSETS
Current assets:
Cash	$14,024	$-	$14,024
Trade accounts receivable, net	44,438	-	44,438
Inventories	136,153	-	136,153
Assets held for sale	2,968	-	2,968
Prepaid expenses	10,025	-	10,025
Other	8,341	-	8,341
Total current assets	215,949	-	215,949

Property, plant and equipment, net	40,700	-	40,700
Right-of-use assets operating leases	12,415	-	12,415
Intangible assets, net	11,239	-	11,239
Deferred income taxes	2,542	-	2,542
Other assets	2,668	-	2,668

Total assets	$285,513	$-	$285,513

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$-	$2,000
Accounts payable	29,726	-	29,726
Accrued liabilities	56,886	-	56,886
Total current liabilities	88,612	-	88,612

Long-term debt	29,276	-	29,276
Lease obligations	9,897	-	9,897
Accrued retirement benefits	10,315	-	10,315
Deferred income taxes	3,391	-	3,391
Other long-term liabilities	5,403	-	5,403
Total liabilities	146,894	-	146,894

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,145	-	42,145
Retained earnings	136,815	(23,291)	113,524
Accumulated other comprehensive (loss) income	(28,503)	23,291	(5,212)
	150,457	-	150,457
Less treasury stock, at cost (819,398 shares, respectively)	12,527	-	12,527

Total Twin Disc shareholders' equity	137,930	-	137,930

Noncontrolling interest	689	-	689
Total equity	138,619	-	138,619

Total liabilities and equity	$285,513	$-	$285,513

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Quarters Ended March 31, 2023
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,972	$1,821	$3,793
Adjustments to reconcile net income to net cash provided by activities:
Depreciation and amortization	6,936	-	6,936
Gain on sale of assets	(4,237)	-	(4,237)
Provision for deferred income taxes	(1,462)	-	(1,462)
Stock compensation expense	2,355	-	2,355
Net change in operating assets and liabilities	1,295	(1,821)	(526)

Net cash provided by operating activities	6,859	-	6,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(6,783)	-	(6,783)
Proceeds from sale of fixed assets	7,177	-	7,177
Proceeds on note receivable	-	-	-
Other, net	199	-	199

Net cash provided by investing activities	593	-	593

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	65,862	-	65,862
Repayments of revolving loan arrangements	(69,823)	-	(69,823)
Repayments of other long-term debt	(1,534)	-	(1,534)
Payments of finance lease obligations	(231)	-	(231)
Payments of withholding taxes on stock compensation	(463)	-	(463)

Net cash used by financing activities	(6,189)	-	(6,189)

Effect of exchange rate changes on cash	240	-	240

Net change in cash	1,503	-	1,503

Cash:
Beginning of period	12,521	-	12,521

End of period	$14,024	$-	$14,024

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	For the Three Quarters Ended March 31, 2023
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Retained earnings
Balance at June 30, 2022	135,031	(25,112)	109,919
Net income attributable to Twin Disc	1,784	1,821	3,605
Balance at March 31, 2023	$136,815	$(23,291)	$113,524

Accumulated other comprehensive (loss) income
Balance at June 30, 2022	(32,086)	25,112	(6,974)
Translation adjustments	3,028	-	3,028
Benefit plan adjustments, net of tax	581	(1,821)	(1,240)
Unrealized loss on hedges, net of tax	(26)	-	(26)
Balance at March 31, 2023	$(28,503)	$23,291	$(5,212)

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition, and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of March 29, 2024, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 29, 2024	% of Net Sales	March 31, 2023	% of Net Sales	March 29, 2024	% of Net Sales	March 31, 2023	% of Net Sales
Net sales	$74,161		$73,772		$210,709		$193,036
Cost of goods sold	53,221		54,507		149,377		143,451
COGS - Sale of boat management system product line and related inventory	-		-		3,099		-
Gross profit	20,940	28.2%	19,265	26.1%	58,233	27.6%	49,585	25.7%
Marketing, engineering and administrative expenses	17,199	23.2%	14,626	19.8%	51,268	24.3%	45,688	23.7%
Restructuring expense	139	0.2%	33	0.0%	207	0.1%	208	0.1%
Other operating expense (income)	-	0.0%	1	0.0%	-	0.0%	(4,149)	-2.1%
Income from operations	$3,602	4.9%	$4,605	6.2%	$6,758	3.2%	$7,838	4.1%

Comparison of the Third Quarter of Fiscal 2024 with the Third Quarter of Fiscal 2023

Net sales for the third quarter increased 0.5%, or $0.4 million, to $74.2 million from $73.8 million in the same quarter a year ago. The Company has benefited from favorable market conditions across most geographies and product groups through fiscal 2023 and into fiscal 2024. With the some stabilization in the global supply chain, along with improving operational performance, the Company has been able to improve overall delivery results. Global sales of marine and propulsion products improved 3.2% from the prior year, while shipments of off-highway transmission products declined slightly (2.5%). Shipments of industrial products declined by 14.7%, with a slow-down in the domestic housing and construction markets, as well as weakness in European market demand. The European region enjoyed the most significant sales improvement ($2.1 million or 8.9%) due to improved shipments Veth propulsion products for European applications. The Asia Pacific region also saw a slight increase ($0.1 million or 0.4%), with improved demand in the commercial marine market, partially offset by timing of oil and gas shipments into China. Sales into North America decreased 19.3%, or $5.2 million, primarily due to some softening in aftermarket demand in the oil and gas market and weaker demand for industrial products. Currency translation had a slightly favorable impact on third quarter fiscal 2024 sales compared to the third quarter of the prior year totaling $0.1 million.

Sales at our manufacturing segment decreased 1.9%, or $1.2 million, versus the same quarter last year. The U.S. manufacturing operations experienced a 9.4%, or $3.1 million, decrease in sales versus the third fiscal quarter of 2023, with some softening aftermarket demand in the North American energy market and weaker industrial demand related to the North American housing and construction markets. The Company’s operation in the Netherlands saw dramatically increased revenue of $4.9 million (32.8%) compared to the third fiscal quarter of 2023, primarily due to improving operation performance in support of a record level of incoming orders over the past few quarters, along with improved supply chain performance. Similarly, the Company’s Belgian operation saw an increase compared to the prior year third quarter (12.9% or $0.9 million), with improved delivery performance driven by operational and supply chain execution. The Company’s Italian manufacturing operations were down $4.1 million (51.9%) compared to the third quarter of fiscal 2023, primarily due to the sale of the BCS business during the current fiscal year. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.2 million (13.9%) compared to the prior year third quarter.

Our distribution segment experienced an increase in sales of $3.1 million (9.2%) in the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. The Company’s Asian distribution operations in Singapore, China and Japan were up 1.2% or $0.2 million from the prior year on improved commercial marine demand, partially offset by reduced deliveries for energy related products in China. The Company’s North America distribution operation saw a 7.9% ($0.7 million) increase on strong demand for marine products manufactured by the European operations. The Company’s European distribution operation saw a significant increase ($1.5 million or 29.1%) on strong demand and improved supply of product. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in revenue (9.7% or $0.7 million) from the prior year third fiscal quarter, primarily due to softer demand for pleasure craft products in the region following record levels in the prior year.

Gross profit as a percentage of sales for the third quarter of fiscal 2024 improved to 28.2%, compared to 26.1% for the same period last year. The improvement in the current year third quarter compared to the prior year result was primarily driven by price realization and cost reductions, with a slightly positive mix impact. The mix impact for the quarter was essentially neutral.

For the fiscal 2024 third quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 23.2%, compared to 19.8% for the fiscal 2023 third quarter. ME&A expenses increased $2.6 million (17.6%) versus the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of higher wages and benefits ($0.5 million), increased global bonus expense ($0.4 million), travel costs ($0.3 million), lease expense ($0.2 million), higher professional fees ($0.5 million, driven by acquisition activities), along with other inflationary increases. The increases were driven by investments to drive growth (resources to support our hybrid electric strategy), corporate development and other inflationary impacts.

The Company incurred minor restructuring charges during the third quarter of fiscal 2024 and fiscal 2023, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense was down slightly to $0.3 million in the third quarter of fiscal 2024, with a lower average outstanding revolver balance partially offset by a higher interest rate.

Other income, net of $1.0 million for the third fiscal quarter was primarily attributable to a currency gains and a pension benefit.

The fiscal 2024 third quarter effective tax rate was 10.6% compared to 14.0% in the prior fiscal year third quarter. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the reduced effective tax rate for both periods.

Comparison of the First Three Quarters of Fiscal 2024 with the First Three Quarters of Fiscal 2023

Net sales for the first three quarters increased 9.2%, or $17.7 million, to $210.7 million from $193.0 million in the same period a year ago. The Company has continued to benefit from favorable market conditions across most geographies and product groups through fiscal 2023 and into fiscal 2024. With the easing of global supply chain disruptions, along with improving operational performance, the Company has been able to improve delivery results compared to the prior year. Global sales of marine and propulsion products improved 17.3% from the prior year, while shipments of off-highway transmission products improved by 6.7%. Shipments of industrial products declined by 15.5%, with a slow-down in the domestic housing and construction markets. The Asia Pacific region enjoyed the most significant sales improvement ($14.5 million or 34.1%) due to improved shipments of oil and gas transmissions into China, an improved demand for commercial marine products and continued strength in pleasure craft demand in Australia. The European region also saw a significant increase ($13.5 million or 23.0%), with improved operational performance at our facilities in Belgium and the Netherlands, coupled with continued strong demand. Sales into North America decreased 19.1%, or $14.4 million, primarily due to some softening in aftermarket demand in the oil and gas market. Currency translation had a favorable impact on first three quarters of fiscal 2024 sales compared to the same period in the prior year totaling $4.5 million primarily due to the strengthening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 3.5%, or $5.9 million, versus the same period last year. The U.S. manufacturing operations experienced a 7.8%, or $7.2 million, decrease in sales versus the first three quarters of fiscal 2023, with some softening aftermarket demand in the North American energy market and weaker industrial demand related to the North American housing and construction markets. The Company’s operation in the Netherlands saw increased revenue of $16.1 million (45.2%) compared to the first three quarters of fiscal 2023, primarily due to improving operation performance in support of a record level of incoming orders over the past several quarters, along with a favorable currency impact and improved supply chain performance. Similarly, the Company’s Belgian operation saw an increase compared to the prior fiscal year first three quarters (21.5% or $3.6 million), with a favorable translation effect and improved delivery performance driven by operational and supply chain execution. The Company’s Italian manufacturing operations were down $6.9 million (33.2%) compared to the first three quarters of fiscal 2023, primarily due to the sale of the BCS business during the current fiscal year. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.3 million (7.3%) compared to the prior fiscal year first three quarters.

Our distribution segment experienced an increase in sales of $23.4 million (27.95%) in the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023. The Company’s Asian distribution operations in Singapore, China and Japan were up 48.6% or $14.1 million from the prior year on improving deliveries for energy related products in China and strong commercial marine demand in the region. The Company’s North America distribution operation saw a 9.3% ($1.9 million) increase on strong domestic demand for marine products from the European operations. The Company’s European distribution operation saw a significant increase ($3.8 million or 27.9%) on strong demand, a favorable currency impact and improved supply of product. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in revenue (1.2% or $0.3 million) from the prior year first three quarters, primarily due to continued strong demand for pleasure craft products in the region.

Gross profit as a percentage of sales for the first three quarters of fiscal 2024 improved to 27.6%, compared to 25.7% for the same period last year. The improvement in the first three quarters of the current year compared to the prior year result was primarily volume related, along with a positive mix impact due to additional oil and gas units shipped in the current year. These favorable movements were partially offset by the negative impact of the sale of the BCS business that was recorded in the first quarter of fiscal 2024.

For the fiscal 2024 first three quarters, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 24.3%, compared to 23.7% for the fiscal 2023 first three quarters. ME&A expenses increased $5.6 million (12.2%) versus the same period last fiscal year. The increase in ME&A spending for the first three quarters was comprised of higher wages and benefits ($1.4 million), travel costs ($0.7 million), software maintenance ($0.3 million), product development ($0.3 million), global bonus expense ($0.9 million), professional fees ($0.4 million), lease expense ($0.3 million), depreciation and amortization ($0.6 million) and a positive currency translation impact ($0.5 million). The increases were driven by inflationary impacts and investment in resources to support our hybrid electric strategy.

The Company incurred minor restructuring charges during the first three quarters of fiscal 2024 and fiscal 2023, primarily associated with ongoing cost reduction actions at its European operations and actions to adjust the cost structure at the Company’s domestic operation. The Company continues to focus on actively managing its cost structure and reducing fixed costs in light of the ongoing market challenges.

Interest expense was down 37.6% to $1.0 million in the first three quarters of fiscal 2024, with a lower average outstanding revolver balance partially offset by a higher interest rate.

Other income of $0.6 million for the first three quarters of fiscal 2024 was primarily attributable to a pension benefit, partially offset by a currency loss.

The fiscal 2024 first three quarters effective tax rate was 41.9% compared to 38.2% in the prior fiscal year comparable period. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the increase to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between March 29, 2024 and June 30, 2023

As of March 29, 2024, the Company had net working capital of $119.9 million, which represents an increase of $0.3 million, or 0.2%, from the net working capital of $119.6 million as of June 30, 2023.

Cash increased by $10.6 million to $23.8 million as of March 29, 2024, versus $13.3 million as of June 30, 2023. As of March 29, 2024, the majority of the cash is at the Company’s overseas operations in Europe ($5.6 million) and Asia-Pacific ($10.4 million). The Company had $7.9 million of domestic cash available at March 29, 2024 in anticipation of the closing of the Katsa Oy acquisition announced in March.

Trade receivables of $41.0 million were down $13.8 million, or 25.2%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.2 million versus June 30, 2023. As a percent of sales, trade receivables finished at 55.2% in the third quarter of fiscal 2024 compared to 60.2% for the comparable period in fiscal 2023 and 65.2% for the fourth quarter of fiscal 2023.

Inventories were reduced by $2.1 million (1.6%) versus June 30, 2023. The impact of foreign currency translation was to decrease inventories by $0.9 million versus June 30, 2023. The remaining decrease was essentially the result of the sale of the BCS business, reducing inventory by $3.8 million. The operation in the Netherlands reported an offsetting increase driven by continued growth in backlog and the need for inventory to support growth. Much of this inventory, however, is funded through customer advance payments upon receipt of the order. On a consolidated basis, as of March 29, 2024, the Company’s backlog of orders to be shipped over the next six months approximates $130.5 million, compared to $119.2 million at June 30, 2023 and $127.7 million at March 31, 2023. As a percentage of six-month backlog, inventory has decreased from 111% at June 30, 2023 to 100% at March 29, 2024.

Net property, plant and equipment increased $2.0 million (5.1%) to $40.6 million versus $38.7 million at June 30, 2023. The Company had capital spending of $7.6 million in the first three quarters. This increase was partially offset by depreciation ($5.0 million) and the impact of the sale of the BCS business. Capital spending occurring in the first three quarters was primarily related to replacement capital. In total, the Company expects to invest between $9 and $11 million in capital assets in fiscal 2024. The Company continues to review its capital plans based on overall market conditions and availability of capital and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of March 29, 2024 of $33.2 million was down $3.3 million, or 9.0%, from June 30, 2023. The impact of foreign currency translation was to decrease accounts payable by $0.3 million versus June 30, 2023. The remaining decrease is primarily related to the reduced purchasing activities in light of stable demand and inventory reduction efforts.

Total borrowings and long-term debt as of March 29, 2024 decreased $1.6 million to $17.0 million versus $18.6 million at June 30, 2023. During the first three quarters, the Company reported positive free cash flow of $14.7 million (defined as operating cash flow less acquisitions of fixed assets), driven by positive operating results and working capital performance, partially offset by the payment of a bonus accrual and capital spending. The Company ended the quarter with total debt, net of cash, of ($6.8) million, compared to $5.4 million at June 30, 2023, for a net improvement of $12.2 million.

Total equity increased $1.4 million, or 0.1%, to $146.9 million as of March 29, 2024. The net income during the first three quarters increased equity by $3.6 million, offset by an unfavorable foreign currency translation of $0.9 million and the payment of a dividend ($1.2 million). The net change in common stock and treasury stock resulting from the accounting for stock-based compensation decreased equity by $0.5 million. The net remaining decrease in equity primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

On June 29, 2018, the Company entered into a Credit Agreement (the “Credit Agreement”) with BMO Harris Bank N.A. (“BMO”) that provided for the assignment and assumption of the previously existing loans between the Company and Bank of Montreal (the “2016 Credit Agreement”) and subsequent amendments into a term loan (the “Term Loan”) and revolving credit loans (each a “Revolving Loan” and, collectively, the “Revolving Loans,” and, together with the Term Loan, the “Loans”). Pursuant to the Credit Agreement, BMO agreed to make the Term Loan to the Company in a principal amount not to exceed $35.0 million and the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate, $50.0 million (the “Revolving Credit Commitment”), subject to a Borrowing Base based on Eligible Inventory and Eligible Receivables. Subsequent amendments to the Credit Agreement reduced the Term Loan to $20.0 million, extended the maturity date of the Term Loan to April 1, 2027, and require the Company to make principal installment payments on the Term Loan of $0.5 million per quarter. In addition, under subsequent amendments to the Credit Agreement, BMO’s Revolving Credit Commitment is currently $45.0 million. The Credit Agreement also allows the Company to obtain Letters of Credit from BMO, which if drawn upon by the beneficiary thereof and paid by BMO, would become Revolving Loans. Under the Credit Agreement, the Company may not pay cash dividends on its common stock in excess of $5.0 million in any fiscal year. The term of the Revolving Loans under the Credit Agreement currently runs through April 1, 2027.

Under the Credit Agreement as amended, interest rates are based on either the secured overnight financing rate (“SOFR”) or the euro interbank offered rate (the “EURIBO Rate”). Loans are designated either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin, or “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin. Amounts drawn on a Letter of Credit that are not timely reimbursed to the Bank bear interest at a Base Rate plus an Applicable Margin. The Company also pays a commitment fee on the average daily Unused Revolving Credit Commitment equal to an Applicable Margin. Currently, the Applicable Margins are between 2.00% and 3.50% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and 0.15% and 0.30% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Credit Agreement, as amended, requires the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. In determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for the Katsa Oy acquisition, as well as pro-forma EBITDA of Katsa Oy as permitted by the Bank. The Company’s Tangible Net Worth may not be less than $100.0 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2023.

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

On April 1, 2024, the Company entered into Amendment No. 10 to Credit Agreement (the “Tenth Amendment”) that amended and extended the Credit Agreement. The Tenth Amendment increased the Revolving Credit Commitment from $40.0 million to $45.0 million, and also increased the Borrowing Base for Revolving Loans from the sum of (a) 85% of outstanding unpaid Eligible Receivable and (b) the lesser of $30.0 million and 50% of Eligible Inventory to the sum of (a) 85% of outstanding unpaid Eligible Receivables and (b) the lesser of $35.0 million (reduced to $32.5 million beginning with the first quarter of the 2026 fiscal year) and 60% of Eligible Inventory (reduced to 55% of Eligible Inventory beginning with the third quarter of the 2025 fiscal year, and 50% of Eligible Inventory beginning with the first quarter of the 2026 fiscal year).

The Company intends to use the increased borrowing capacity under the Credit Agreement to help finance its previously announced proposed acquisition of Katsa Oy by TD Finland Holding Oy, a wholly-owned subsidiary of the Company. The Tenth Amendment specifically permits the Company to use Revolving Loans for the Katsa Oy acquisition. In addition, in determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for the Katsa Oy acquisition, as well as pro-forma EBITDA of Katsa Oy as permitted by the Bank.

The Tenth Amendment also extended the Credit Agreement through April 1, 2027 and extended the maturity date of the Term Loan and the Term Loan Commitment Date to April 1, 2027. Prior to the Tenth Amendment, the Credit Agreement was scheduled to terminate as of June 30, 2025, and the Term Loan and Term Loan Commitment Date were scheduled to mature/terminate on March 4, 2026.

The Tenth Amendment also increased the Applicable Margins under the Credit Agreement for purposes of determining interest rates on Revolving Loans, Letters of Credit, Term Loans, and the Unused Revolving Credit Commitment. Prior to the Tenth Amendment, the Applicable Margins were between 1.25% and 2.75% for Revolving Loans and Letters of Credit; 1.375% and 2.875% for Term Loans; and .10% and .15% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio). Under the Tenth Amendment, the Applicable Margins are between 2% and 3.5% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and .15% and .3% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Tenth Amendment also increased the amount of Restricted Payments that the Company may make in the form of cash dividends, distributions, purchases, redemptions, or other acquisitions of its common stock from $3.0 million to $5.0 million in any fiscal year.

The Company remains in compliance with its liquidity and other covenants.

As of March 29, 2024, current maturities include $2.0 million of term loan payments due within the coming year.

Other significant contractual obligations as of March 29, 2024 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of March 29, 2024, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company has long-term obligations related to its postretirement plans which are discussed in detail in Note G "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2024, the Company expects to contribute $0.7 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2024, the Company expects to contribute $0.7 million to its defined benefit pension plans.  The Company does not have any material off-balance sheet arrangements.

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

There were no securities of the Company sold by the Company during the quarter ended March 29, 2024, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 30, 2023 – January 26, 2024	582	NA	0	315,000

January 27 – February 23, 2024	0	NA	0	315,000

February 24 – March 29, 2024	626	NA	0	315,000

Total	0	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and performance stock issued under the Twin Disc, Incorporated 2021 and 2018 Long-Term Incentive Compensation Plans.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of March 29, 2024, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended March 29, 2024.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 8, 2024	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer