Form 10-K
period 2024-06-30
TWIN DISC INC
filed 2024-09-06
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 1-7635

TWIN DISC, INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0667110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

222 East Erie Street, Suite 400, Milwaukee, Wisconsin	53202
(Address of Principal Executive Office) Registrant’s Telephone Number, including area code:	(Zip Code) (262) 638-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (No Par Value)	TWIN	The NASDAQ Stock Market LLC

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

Yes ☐ No ☑

At December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant was $179,313,320.

Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 20, 2024, the registrant had 14,106,669 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TABLE OF CONTENTS

TWIN DISC, INC. - FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2024

PART I

Item 1. Business

Twin Disc, Incorporated (“Twin Disc”, or the “Company”) was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells marine and heavy duty off‑highway power transmission equipment. The Company has manufacturing locations in the United States, Belgium, Finland, Italy, the Netherlands, and Switzerland. In addition to these countries, it has distribution locations in Singapore, China, Australia, New Zealand, and Japan. Products offered include: marine transmissions, azimuth drives, surface drives, propellers and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems. The Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

On May 31, 2024, the Company completed the acquisition of 100% of the outstanding common stock of Katsa Oy (“Katsa”). Based in Finland, Katsa is a European manufacturer of custom-designed, high-quality power transmission components and gearboxes for industrial and marine end-markets for a broad range of end market applications. Katsa also provides a wide range of after-sales services, including spare part deliveries, reverse engineering, modeling, and gearbox refurbishment.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability. The Company’s top ten customers accounted for approximately 43% and 47% of the Company's consolidated net sales during the years ended June 30, 2024 and June 30, 2023, respectively. No individual customer accounted for 10% of consolidated net sales in fiscal year 2024.

Unfilled open orders for the next six months of $133.7 million, including the impact of the acquisition of Katsa, at June 30, 2024 compares to $119.2 million at June 30, 2023. Since orders are subject to cancellation and rescheduling by the customer, the six‑month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in total backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2.6 million and $2.5 million in fiscal 2024 and 2023, respectively. Total engineering and development costs were $9.8 million and $8.7 million in fiscal 2024 and 2023, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2024 and June 30, 2023 was 910, including the impact of the acquisition of Katsa, and 739, respectively. The Company believes that its continued success is a direct result of its talent. As such, the Company strives to be an employer of choice in every community in which it operates. It does this by fostering a fair, respectful, inclusive and safe work environment and culture shaped with its core values of customer focus, integrity, accountability, teamwork, and innovation.

A summary of financial data by segment, geographic area, and classes of products that accounted for more than 10% of consolidated sales revenues for the years ended June 30, 2024 and 2023 appears in Note K, Business Segments and Foreign Operations, to the consolidated financial statements.

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

The Company could be materially adversely affected by the effects of health pandemics or epidemics in regions where we or third parties on which we rely have business operations.  In March 2020, the World Health Organization (“WHO”) declared that a new strain of coronavirus that originated in Wuhan, China, and had rapidly spread around the world (“COVID-19”) was a pandemic that posed significant risk to the international community.  This outbreak contributed to shelter-in-place policies, unexpected factory closures, supply chain disruptions, and market volatility causing substantial declines in market capitalization, and occurring in the midst of an already challenging economic environment in some of our markets, most notably the oil and gas market.  As a result of the outbreak, starting in March 2020 and intermittently through June 30, 2023, the Company suspended or reduced its operations, in whole or in part, in several of its locations. The Company’s businesses operate in market segments impacted by COVID-19.  Operating during a global pandemic has exposed the Company to a number of material risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our and our suppliers’ manufacturing facilities, maintenance of appropriate labor levels, our ability to ship products to our customers, interruptions in our supply chains and distribution systems, access to capital and potential increases to the cost of capital, collection of trade receivables in accordance with their terms and potential further impairment of long-lived assets; all of which, in the aggregate, have had an adverse effect on the Company’s business, financial condition, results of operations and cash flows. Management continues to monitor the global situation and its effect on financial condition, liquidity, operations, suppliers, industry and workforce.

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

The Company anticipates that additional tariffs or trade restrictions resulting from “trade wars” could result in an increase in its cost of sales and there can be no assurance that the Company would be able to pass any of the increases in raw material costs directly resulting from additional tariffs to its customers. Given that it procures many of the raw materials that it uses to create its products directly or indirectly from outside of the U.S., the imposition of tariffs and other potential changes in U.S. trade policy could increase the cost or limit the availability of such raw materials, which could hurt its competitive position and adversely impact its business, financial condition and results of operations. In addition, the Company sells a significant proportion of its products to customers outside of the U.S. Retaliatory actions by other countries could result in increases in the price of its products, which could limit demand for such products, hurt its global competitive position and have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although no individual customer accounted for 10% or more of consolidated net sales in fiscal 2024, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected. Although the Company’s accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of its largest customers could have a material adverse impact on the collectability of its accounts receivable and future operating results.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 73% of the Company’s consolidated net sales for fiscal 2024. The Company has international manufacturing operations in Belgium, Finland, Italy, the Netherlands and Switzerland. In addition, the Company has international distribution operations in Australia, New Zealand, Belgium, China, Italy, Japan, and Singapore. The Company’s international sales and operations are subject to a number of risks, including:

political and social attitudes, laws, rules, regulations, and policies within countries that favor local companies over US companies, including government-supported efforts to promote local competitors;

currency exchange rate fluctuations;

global trade issues and uncertainties with respect to trade policies, including tariffs, trade sanctions, and international trade disputes, and the ability to obtain required import and export licenses;

differing legal systems and standards of trade which may not honor our intellectual property rights, and which may place us at a competitive disadvantage;
multiple conflicting and changing governmental laws and regulations, including varying labor laws and tax regulations;

reliance on various information systems and information technology to conduct our business, making us vulnerable to cyberattacks by third parties or breaches due to employee error, misuse, or other causes, that could result in business disruptions, loss of or damage to our intellectual property and confidential information (and that of our customers and other business partners), reputational harm, transaction errors, processing inefficiencies, or other adverse consequences;

regional or global economic downturns or recessions, varying foreign government support, unstable political environments, and other changes in foreign economic conditions;
difficulties in managing a global enterprise, including staffing, managing distributors and representatives, and repatriating cash and dividends;
longer sales cycles and difficulties in collecting accounts receivable; and
different customs and ways of doing business.

To date, our operations have not been materially adversely affected by global conflicts including Russia’s invasion of Ukraine, the current Israel/Palestine conflict, or the recent attacks on merchant ships in the Red Sea. However, further escalation of these or other conflicts could result in, among other negative consequences, a disruption to the global economy and supply chain leading to a shortage of parts, materials and services needed to manufacture and timely deliver our products. Any such shortages could negatively impact our suppliers’ ability to meet our demand requirements and, in turn, our ability to satisfy our customer demand. These challenges, together with other challenges associated with operating an international business, may adversely affect our ability to recognize revenue and our other operating results.

A material disruption at the Company’s manufacturing facility in Racine, Wisconsin could adversely affect its ability to generate sales and meet customer demand. The majority of the Company’s manufacturing, based on fiscal 2024 sales, came from its facility in Racine, Wisconsin. If operations at this facility were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions, labor force disruptions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance which it believes is adequate to reconstruct its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

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

Any failure to meet debt obligations and financial covenants, and maintain adequate asset-based borrowing capacity could adversely affect the Company’s business and financial condition.  The Company’s three-year revolving credit facility expiring April 2027 is secured by certain personal property assets such as accounts receivable, inventory, and machinery and equipment.  Under this agreement, the Company’s borrowing capacity is based on the eligible balances of these assets and it is required to maintain sufficient asset levels at all times to secure its outstanding borrowings.  The Company is also required to comply with a total funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, and a minimum tangible net worth.  If the Company does not meet these financial covenants as specified under the agreement, the Company may require forbearance or relief from its financial covenant violations from its senior lender or be required to arrange alternative financing. Failure to obtain relief from financial covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

As of June 30, 2024, the Company had a borrowing capacity that exceeded its outstanding loan balance (see Note H, Debt, of the notes to the consolidated financial statements). Based on its annual financial plan, the Company believes that it will generate sufficient cash flow levels throughout fiscal 2025 to meet the required financial covenants under the agreements. However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods.

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

The Company has made certain assumptions relating to the acquisition of Katsa in its forecasts that may prove to be materially inaccurate. The integration of Katsa into the Company’s business processes is ongoing. While the integration is currently proceeding as planned, the Company has made certain longer term assumptions relating to the forecast level of synergies and associated costs of the acquisition of Katsa that may be inaccurate based on the information that was available to the Company or as a result of the failure to realize the expected benefits of the acquisition, higher than expected integration costs, unknown liabilities and global economic and business conditions that may adversely affect the combined Company following the completion of the acquisition. The combination of the businesses will require significant management attention, and the Company may incur significant additional integration costs because of integration difficulties and other challenges.

As a result of the acquisition of Katsa, the Company carries a significant amount of intangible assets, but it may never fully realize the full value of these assets. The full accounting for the acquisition, including the purchase price allocation, is pending final review by the Company. The Company recorded intangible assets, including customer relationships, technology know-how, trade name, and computer software.

Amortizable intangible assets are periodically reviewed for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment may result from, among other things, (i) a decrease in its expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in its common stock price; (v) a significant adverse change in legal factors or business climates; (vi) an adverse action or assessment by a regulator; (vii) heightened competition; (viii) strategic decisions made in response to economic or competitive conditions; or (ix) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event that it determines that events or circumstances exist that indicate that the carrying value of identifiable intangible assets may no longer be recoverable, it might have to recognize a non-cash impairment of identifiable intangible assets, which could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company may experience negative or unforeseen tax consequences. The Company reviews the probability of the realization of its net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce the Company’s net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition. At June 30, 2024 and 2023, the allowance totaled $24.0 million and $22.3 million, respectively.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s Board of Directors is responsible for exercising oversight of management’s identification and management, and planning for, risks from cybersecurity threats.

The Company has developed and is continuing to develop processes, that seek to assess, identify, and manage material risks from cybersecurity threats to the information technology systems and information it uses or will use, transmit, receive, and maintain. The processes for assessing, identifying, and managing material risks for cybersecurity threats include the Company’s efforts to identify the relevant assets that could be affected, determine possible threat sources and threat events, assess threats based on their potential likelihood and impact, and identify controls that are in place or necessary to manage and/or mitigate such risks.

The Company has not experienced any material cybersecurity incidents, and the expenses incurred from any security incidents have been immaterial. However, as discussed under “Risk Factors” in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to the Company, including potentially to the Company’s results of operations and financial condition. The Company relies extensively on information technology systems and could face cybersecurity risk. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that the Company may expend greater resources to continue to modify and enhance protective measures against such security risks.

Item 2. Properties

The Company leases a facility in Milwaukee, Wisconsin, U.S.A., which serves as its corporate headquarters.

Manufacturing Segment

The Company owns two facilities in Racine, Wisconsin, U.S.A. One facility is for manufacturing, assembly, and office purposes, and the other facility is the former corporate headquarters that is now classified as an idle asset. The Company also owns three facilities in Finland (two in Tampere and one in Ikaalinen) and one facility in Italy (Decima). These facilities are for manufacturing, assembly and office purposes. The aggregate floor space of these facilities approximates 739,200 square feet. The Company leases additional manufacturing, assembly and office facilities in, Sturtevant, Wisconsin; Lufkin, Texas; Papendrecht, Netherlands; Nivelles, Belgium; Novazzano, Switzerland; Decima, Italy; and Tampere, Finland.

Distribution Segment

The Company also has operations in the following locations, all of which are leased and are used for sales offices, warehousing and light assembly or product service:

Brisbane, Queensland, Australia	Guangzhou, China
Perth, Western Australia, Australia	Chennai, India
Gold Coast, Queensland, Australia	Coimbatore, India
Singapore	Saitama City, Japan
Shanghai, China	Auckland, New Zealand

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

Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10‑K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 31, 2024.

Name	Age	Position
John H. Batten	59	President and Chief Executive Officer
Jeffrey S. Knutson	59	Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

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

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. There can be no assurance that we will declare and pay dividends in the future.

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 2, 2024, shareholders of record numbered 310.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2024 – April 26, 2024	0	NA	0	315,000
April 27, 2024 – May 31, 2024	0	NA	0	315,000
June 1, 2024 - June 30, 2024	0	NA	0	315,000
Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during fiscal 2023 and 2024. As of June 30, 2024, 315,000 shares remain authorized for purchase.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2024. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

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

Fiscal 2024 Compared to Fiscal 2023

Net Sales

The Katsa acquisition closed on May 31, 2024, and the Company reports its operations on a one-month lag. Therefore, only the opening balance sheet and a bargain purchase gain impact the fiscal year 2024 results.

Net sales for fiscal 2024 increased 6.6%, or $18.2 million, to $295.1 million from $277.0 million in fiscal 2023. The Company continued to experience stable or growing demand across most of the markets served, following the unfavorable impact of the COVID-19 crisis on the Company’s global markets in fiscal 2020 and 2021. With improving operation execution through the year, including a focus on finding solutions to solve supply chain disruptions, the Company was able to deliver sequential revenue improvements through the four quarters of fiscal 2024. Currency translation had a favorable impact on fiscal 2024 sales compared to the prior year totaling $3.7 million, primarily due to the strengthening of the euro against the U.S. dollar.

Sales for our manufacturing segment increased 2.8%, or $6.8 million, versus the same period last year. The largest improvement was seen at the Company’s Veth propulsion operation in the Netherlands, which experienced a 39.1% increase in sales compared to fiscal 2023, including a $2.0 million favorable currency translation impact. The primary driver for this increase was growing demand for the Company’s innovative propulsion solutions around the globe, along with improving supply chain and operational performance. The Company’s domestic manufacturing operation experienced a 4.7% decrease in sales in fiscal 2024, driven by some softening aftermarket demand in the North American energy market and weaker industrial demand related to the North American housing and construction markets. The Company’s Italian manufacturing operations reported a 40.5% decrease in sales from fiscal 2023, primarily due to the sale of the BCS business during the current fiscal year. The Company’s Belgian manufacturing operation saw a 17.9% increase in sales from fiscal 2023 with a favorable translation effect and improved delivery performance driven by operational and supply chain execution. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 4.8% increase in sales compared to fiscal 2023, primarily due to a recovering European marine market.

Sales for our distribution segment were up 22.1%, or $27.0 million, compared to fiscal 2023, with improving global demand and product delivery from the manufacturing operations. The Company’s Asian distribution operations in Singapore, China and Japan experienced a 31.4% increase in sales on improving deliveries for energy related products in China and strong commercial marine demand in the region. The Company’s North America distribution operation saw a 6.9% increase on strong domestic demand for marine products from the European operations. The Company’s European distribution operation saw a significant increase (25.2%) on strong demand, a favorable currency impact and improved supply of product. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in revenue of 4.8%, primarily due to continued strong demand for pleasure craft products in the region.

Net sales for the Company’s marine transmission and propulsion systems were up 16.2% in fiscal 2024 compared to the prior fiscal year. This increase reflects generally strong market conditions, continued global growth of the Veth product and a general easing of supply chain constraints during the fiscal year. In the off-highway transmission market, the year-over-year increase of 7.5% can be attributed primarily to strength in North American aftermarket product sales for the oil and gas industry, historically high demand for the Company’s ARFF (airport rescue and firefighting) transmission and sales of the Company’s pressure pumping transmission systems into China. The decrease experienced in the Company’s industrial products of 13.8% was a function of weaker demand in the North American construction and recycling markets.

Geographically, sales to the U.S. and Canada declined 21% in fiscal 2024 compared to fiscal 2023, representing 28% of consolidated sales for fiscal 2024 compared to 36% in fiscal 2023. The decrease is primarily due to the weaker domestic demand for oil and gas related units, along with a decline in industrial product demand. Sales into the Asia Pacific market improved 27% compared to fiscal 2023 and represented approximately 28% of sales in fiscal 2024, compared to 25% in fiscal 2023. The increase in fiscal 2024 reflects increased demand for commercial marine and patrol craft related products, a continued strong Australian pleasure craft market and stable demand for the Company’s oil and gas transmissions by the Chinese market. Sales into the European market improved approximately 17% from fiscal 2023 levels while accounting for 33% of consolidated net sales in fiscal 2024 compared to 33% of net sales in fiscal 2023. The region enjoyed strong demand for the Company’s Veth propulsion products, driving much of the fiscal 2024 growth. See Note J, Business Segments and Foreign Operations, of the notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

Gross Profit

In fiscal 2024, gross profit improved $9.0 million, or 12.1%, to $83.3 million on a sales increase of $18.2 million. Gross profit as a percentage of sales increased 140 basis points in fiscal 2024 to 28.2%, compared to 26.8% in fiscal 2023.

There were a number of factors that impacted the Company’s overall gross profit rate in fiscal 2024. Gross profit for the year was primarily impacted by improved volumes (approximately $4.9 million) and a more favorable product mix (approximately $2.1 million). This was driven by the global economic recovery that started in fiscal 2021 following the impact of the COVID-19 pandemic and an increase in the sales of high-margin oil and gas transmissions. The remaining increase ($2.0 million) is the result of price realization, cost reduction efforts and improved productivity at our operating facilities.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $71.6 million were up $9.4 million, or 15.1%, in fiscal 2024 compared to the prior fiscal year. As a percentage of sales, ME&A expenses increased to 24.3% of sales versus 22.5% of sales in fiscal 2023. The increase in ME&A spending in fiscal 2024 compared to the prior year was driven increased salaries and benefits ($1.9 million), global bonus expense ($1.8 million), travel and entertainment ($0.9 million), stock compensation expense ($0.6 million), professional fees ($0.6 million), lease expense ($0.5 million), a transfer tax payment related to the Katsa acquisition ($0.4 million), commission and marketing expense ($0.4 million), depreciation and amortization ($0.7 million), a currency exchange driven increase ($0.4 million) and other inflationary and volume related increases ($1.2 million).

Restructuring of Operations

During the course of fiscal 2024 and fiscal 2023 the Company incurred $0.2 million and $0.2 million in restructuring charges, respectively. These charges relate to a continued restructuring program at the Company’s Belgian operation to focus resources on core manufacturing process, while allowing for savings on the outsourcing of non-core processes.

Interest Expense

Interest expense of $1.4 million for fiscal 2024 was $0.8 million lower than fiscal 2023 due to a decreased average balance, partially offset by an increased average interest rate on the domestic revolver.

Other Income, Net

In fiscal 2024, other income, net, of $5.3 million increased by $4.7 million from the prior fiscal year other income, net, of $0.7 million. This change is primarily due to the impact of a bargain purchase gain related to the acquisition of Katsa ($3.7 million). See Note B, Acquisition of Katsa Oy, of the notes to the consolidated financial statements for a full description of this acquisition.

Income Taxes

The effective tax rate for fiscal 2024 is 26.8% compared to 26.2% for fiscal 2023.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, the company recorded in fiscal year 2024 and 2023, the valuation allowance of $24.0 million and $22.3 million, respectively.

Order Rates

As of June 30, 2024, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog), which includes the impact of the Katsa acquisition, was $133.7 million or approximately 12% higher than the six-month backlog of $119.2 million as of June 30, 2023. The increased backlog is primarily attributable to continued strength in order rates throughout the fiscal year, along with the addition of Katsa backlog ($12.6 million). These increases were partially offset by a reduction in past due orders resulting from improved operational performance and the elimination of the BCS backlog ($5.3 million) due to the sale of that business during the fiscal year.

Liquidity and Capital Resources

Fiscal Years 2024 and 2023

The Katsa acquisition closed on May 31, 2024, and the Company reports its operations on a one-month lag. Therefore, only the opening balance sheet and a bargain purchase gain impact the fiscal year 2024 results.

The net cash provided by operating activities in fiscal 2024 totaled $33.8 million, an improvement of $10.9 million from the prior fiscal year cash provided by operating activities of $22.9 million. The positive movement in operating cash flow was created primarily by a strong earnings result and favorable working capital movements. The Company has begun to make significant progress on its inventory reduction initiatives, driving a $12.0 million decrease (excluding the Katsa acquisition) during the second half of fiscal 2024.

The net cash used by investing activities for fiscal 2024 primarily represents the acquisition of Katsa ($23.2 million) and the acquisition of property, plant and equipment ($8.7 million). The capital spending amount reflects a return to somewhat normalized capital spending levels, still somewhat hampered by extended lead times on equipment resulting from global supply chain challenges.

The net cash provided by financing activities relates primarily to borrowings of long-term debt ($7.4 million) impacted by the Katsa acquisition, along with payments for dividends ($1.7 million), withholding taxes on stock compensation ($1.8 million), payments on finance lease obligations ($0.9 million) and dividends paid to a non-controlling interest ($0.3 million). During fiscal 2024, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

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

The Credit Agreement, as amended, requires the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. In determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for the Katsa acquisition, as well as pro-forma EBITDA of Katsa as permitted by the Bank. The Company’s Tangible Net Worth may not be less than $100.0 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2023.

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

The Company used the increased borrowing capacity under the Credit Agreement to help finance its acquisition of Katsa by TD Finland Holding Oy, a wholly-owned subsidiary of the Company. The Tenth Amendment specifically permitted the Company to use Revolving Loans for the Katsa acquisition. In addition, in determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for the Katsa acquisition, as well as pro-forma EBITDA of Katsa as permitted by the Bank.

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

The Company’s balance sheet remains strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for its near-term needs. The Company had approximately $26.5 million of available borrowings under the Credit Agreement as of June 30, 2024. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of June 30, 2024, the Company also had cash of $20.1 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2025, the Company expects to contribute $0.5 million to its defined benefit pension plans, the minimum contribution required.

Net working capital decreased $0.5 million, or 0.4%, during fiscal 2024 and the current ratio (calculated as total current assets divided by total current liabilities) remained flat at 2.2 for both June 30, 2024 and June 30, 2023. The decrease in net working capital was primarily the result of an increase to trade payables ($3.9 million), accrued salaries ($2.9 million) and accrued liabilities ($10.9 million), along with a decrease to other current assets ($2.9 million – related to reclassification of assets held for sale of $3.0 million). These reductions were partially offset by increases to cash ($6.8 million) and trade receivables ($2.5 million). The working capital movements are largely a result of the Katsa acquisition and growing demand and supply chain imbalances, along with successful efforts to drive inventory reduction. Excluding the Katsa acquisition, inventory decreased by $11.5 million from the end of fiscal 2023.

The Company expects capital expenditures to be approximately $14 million - $16 million in fiscal 2025. These anticipated expenditures reflect the Company’s plans to invest in modern equipment to drive efficiencies, quality improvements and cost reductions.

Management believes that available cash, the credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Contractual Obligations

The Company's significant contractual obligations as of June 30, 2024 are discussed in Note I “Lease Obligations” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2023 Annual Report on Form 10-K.  There are no material undisclosed guarantees.  As of June 30, 2024, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note N “Pension and Other Postretirement Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2024 Annual Report on Form 10-K.  Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.5 million in fiscal 2025 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured. In fiscal 2025, the Company expects to contribute $0.5 million to its defined benefit pension plans, the minimum contribution required.

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

Business Combinations

The Company utilizes the acquisition method of accounting for business combinations and allocates the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The Company primarily establishes fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

●	estimated step-ups for the fixed assets, leasehold interests and inventory;
●	estimated fair values of intangible assets; and
●	estimated income tax assets and liabilities assumed from the acquiree.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, its estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally one year from the business acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill or bargain purchase gain. For changes in the valuation of intangible assets between preliminary and final purchase price allocation, the related amortization is adjusted in the period it occurs. Subsequent to the purchase price allocation period any adjustment to assets acquired or liabilities assumed is included in operating results in the period in which the adjustment is determined.

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality tables, and health care cost trend rates as of that date. The approach used to determine the annual assumptions are as follows:

●

Discount Rate – based on the Willis Towers Watson BOND:Link model at June 30, 2024 as applied to the expected payouts from the pension plans. This yield curve is made up of Corporate Bonds rated AA or better.

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

In the fourth quarter of fiscal year 2023, the Company voluntarily changed its method of accounting for recognizing actuarial gains and losses for its defined benefit pension and postretirement benefit plans. Under the accounting method change, accumulated actuarial gains and losses as determined upon the annual remeasurement of projected benefit obligation and plan assets are recognized sooner in earnings through net periodic benefit cost within Other Income (Expense) on the Consolidated Statement of Operations and Comprehensive Income.

Income Taxes and Valuation Allowances

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company considers such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Based on the above criteria the Company has determined that a full valuation allowance is appropriate as relates to its domestic operations. A full domestic valuation allowance of $24.0 million has been recognized at June 30, 2024. The recognition of a valuation allowance does not affect the availability of the tax credits as the Company realizes earnings.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework (2013 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2024.

For purposes of evaluating the Company’s internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting, the Company did not include the internal controls of TD Finland Oy and Katsa Oy (collectively, “Katsa”), which the Company acquired on May 31, 2024, and which are included in the consolidated balance sheets of the Company as of June 30, 2024, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in shareholders’ equity, for the year then ended. The Company reports Katsa’s operations on a one-month lag. Therefore, only the opening balance sheet and a bargain purchase gain impact the fiscal year 2024 results. Katsa constitutes 12.7% of total assets as of June 30, 2024, and 0% and 0% of net sales and income from operations, respectively, for the year then ended.

RSM US LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2024, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2024, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Registrant, see "Information About Our Executive Officers" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which is incorporated into this report by reference. The Company’s Code of Ethics is included on the Company’s website, www.twindisc.com. If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which is incorporated into this report by reference.

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, see “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation" and "Director Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 31, 2024, is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding security ownership of certain beneficial owners and management, see the Proxy Statement for the Annual Meeting of Shareholders to be held on October 31, 2024, under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 31, 2024, which is incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons and policies for the review, approval or ratification of such transactions, see “Corporate Governance – Review, Approval or Ratification of Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2024, under the headings “Fees to Independent Registered Public Accounting Firm” and “Pre-approval Policies and Procedures.”

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

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm, RSM US LLP, Milwaukee, Wisconsin, PCAOB ID #49	24-26

Consolidated Balance Sheets as of June 30, 2024 and 2023	27

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2024 and 2023	28

Consolidated Statements of Cash Flows for the years ended June 30, 2024 and 2023	29

Consolidated Statements of Changes in Equity for the years ended June 30, 2024 and 2023	30

Notes to Consolidated Financial Statements	31-62

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	63

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Twin Disc, Incorporated

Opinion on the Internal Control Over Financial Reporting

We have audited Twin Disc, Incorporated’s (the Company) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated September 6, 2024, expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded TD Finland Oy and Katsa Oy, (collectively, “Katsa”) from its assessment of internal control over financial reporting as of June 30, 2024 because it was acquired by the Company in a purchase business combination in the fourth quarter of fiscal 2024. We have also excluded Katsa from our audit of internal control over financial reporting. Katsa is a wholly owned subsidiary whose total assets, net sales and income from operations represent approximately 12.7%, 0.0% and 0.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2024.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

September 6, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Twin Disc, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twin Disc, Incorporated (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the two years in the period ended June 30, 2024, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 6, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Emphasis of Matter

As discussed in Note A to the consolidated financial statements, the Company elected to change its method of accounting for actuarial gains and losses related to its pension and other postretirement benefit plans during the prior year ended June 30, 2023. The Company adopted this change on a retrospective basis.

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

Deferred Tax Asset Valuation Allowance

As described in Note O to the consolidated financial statements the Company’s gross deferred tax asset and valuation allowance was approximately $30,157,000 and $24,035,000, respectively, as of June 30, 2024. The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. In evaluating the realizability of deferred tax assets in future periods, the available positive and negative evidence, including projected future taxable income exclusive of reversing temporary differences, history of book losses, tax planning strategies and results of recent operations, are considered.

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

Our audit procedures to evaluate management’s determination that sufficient taxable income will not be generated to realize all of the deferred tax assets included the following, among others:

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

Milwaukee, Wisconsin

September 6, 2024

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2024 and 2023

(In thousands except share amounts)

	2024	2023
ASSETS
Current assets:
Cash	$20,070	$13,263
Trade accounts receivable, net	52,207	54,760
Inventories, net	130,484	131,930
Assets held for sale	-	2,968
Prepaid expenses	8,656	8,459
Other	8,214	8,326
Total current assets	219,631	219,706

Property, plant and equipment, net	58,074	38,650
Right-of-use operating lease assets	16,622	13,133
Intangible assets, net	12,686	12,637
Deferred income taxes	2,339	2,244
Other assets	2,706	2,811

Total assets	$312,058	$289,181

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,010
Accounts payable	32,586	36,499
Accrued liabilities	64,930	61,586
Total current liabilities	99,516	100,095

Long-term debt	23,811	16,617
Operating lease obligations	14,376	10,811
Accrued retirement benefits	7,854	7,608
Deferred income taxes	5,340	3,280
Other long-term liabilities	6,107	5,253
Total liabilities	157,004	143,664

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	41,798	42,855
Retained earnings	129,592	120,299
Accumulated other comprehensive loss	(6,905)	(5,570)
	164,485	157,584
Less treasury stock, at cost (637,778 and 814,734 shares, respectively)	9,783	12,491

Total Twin Disc, Incorporated shareholders' equity	154,702	145,093

Noncontrolling interest	352	424
Total equity	155,054	145,517

Total liabilities and equity	$312,058	$289,181

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended June 30, 2024 and 2023

(In thousands, except per share amounts)

	2024	2023
Net sales	$295,127	$276,960
Cost of goods sold	208,709	202,628
Cost of goods sold - Sale of boat management system product line and related inventory	3,099	-
Gross profit	83,319	74,332

Marketing, engineering and administrative expenses	71,622	62,243
Restructuring expenses	218	177
Other operating income	-	(4,148)
Income from operations	11,479	16,060

Other Income (expense):
Interest expense	(1,443)	(2,253)
Bargain purchase gain	3,724	-
Other income, net	1,607	658
	3,888	(1,595)
Income before income taxes and noncontrolling interest	15,367	14,465

Income tax expense	4,121	3,788

Net income	11,246	10,677
Less: Net earnings attributable to noncontrolling interest, net of tax	(258)	(297)
Net income attributable to Twin Disc, Incorporated	$10,988	$10,380

Dividends per share	$0.12	$-

Income per share data:
Basic income per share attributable to Twin Disc, Incorporated common shareholders	$0.80	$0.77
Diluted income per share attributable to Twin Disc, Incorporated common shareholders	$0.79	$0.75

Weighted average shares outstanding data:
Basic shares outstanding	13,683	13,468
Diluted shares outstanding	13,877	13,811

Comprehensive income
Net income	$11,246	$10,677
Benefit plan adjustments, net of income taxes of $8 and $21, respectively	(2,114)	666
Foreign currency translation adjustment	657	635
Unrealized gain on hedges, net of income taxes of $0 and 0, respectively	46	54
Comprehensive income	9,835	12,032
Less: Comprehensive income attributable to noncontrolling interest	183	248

Comprehensive income attributable to Twin Disc, Incorporated	$9,652	$11,784

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2024 and 2023

(In thousands)

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,246	$10,677
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,981	9,359
Gain on disposal of assets	(91)	(4,264)
Loss on sale of boat management system product line and related inventory	3,099	-
Bargain purchase gain on Katsa, OY acquisition	(3,724)	-
Restructuring expenses	(82)	137
Provision for deferred income taxes	(560)	(634)
Stock compensation expense	3,449	2,996
Other, net	387	201
Changes in operating assets and liabilities, net of acquired business
Trade accounts receivable, net	9,540	(8,393)
Inventories, net	6,015	(2,750)
Other assets	2,041	476
Accounts payable	(5,166)	7,136
Accrued liabilities	(755)	9,785
Accrued retirement benefits	(1,664)	(1,828)

Net cash provided by operating activities	33,716	22,898

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(8,707)	(7,918)
Acquisition of Katsa, OY, less cash acquired	(23,178)	-
Proceeds from sale of fixed assets	-	7,177
Other, net	(184)	333

Net cash used by investing activities	(32,069)	(408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	90,534	81,620
Repayments of revolving loan arrangements	(81,109)	(97,774)
Repayments of other long-term debt	(2,010)	(2,037)
Payments of right-of-use finance lease obligations	(921)	(621)
Dividends paid to shareholders	(1,695)	-
Dividends paid to noncontrolling interest	(254)	(236)
Payments of withholding taxes on stock compensation	(1,791)	(463)

Net cash provided (used) by financing activities	2,754	(19,511)

Effect of exchange rate changes on cash	2,406	(2,237)

Net change in cash	6,807	742

Cash:
Beginning of period	13,263	12,521

End of period	$20,070	$13,263

Supplemental cash flow information
Cash paid during the year for:
Interest	1,378	2,162
Income tax	1,724	3,592

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended June 30, 2024 and 2023

(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance at June 30, 2022 (As Adjusted)	$42,551	$109,919	$(6,974)	$(14,720)	$412	$131,188

Net income		10,380			297	10,677
Translation adjustments			684		(49)	635
Benefit plan adjustments, net of tax			666			666
Unrealized gain on hedges, net of tax			54			54
Cash dividends					(236)	(236)
Compensation expense	2,996					2,996
Stock awards, net of tax	(2,692)			2,229		(463)

Balance at June 30, 2023	42,855	120,299	(5,570)	(12,491)	424	145,517

Net income		10,988			258	11,246
Dividends paid to shareholders		(1,695)			(254)	(1,949)
Translation adjustments			733		(76)	657
Benefit plan adjustments, net of tax			(2,114)			(2,114)
Unrealized gain on hedges, net of tax			46			46
Compensation expense	3,449					3,449
Stock awards, net of tax	(4,506)			2,708		(1,798)

Balance at June 30, 2024	$41,798	$129,592	$(6,905)	$(9,783)	$352	$155,054

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

A. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations‑‑Twin Disc, Incorporated (“Twin Disc”, or the “Company”) was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells marine and heavy duty off‑highway power transmission equipment. The Company has manufacturing locations in the United States, Belgium, Finland, Italy, the Netherlands, and Switzerland. In addition to these countries, it has distribution locations in Singapore, China, Australia and Japan. Products offered include: marine transmissions, azimuth drives, surface drives, propellers and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems. The Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network.

On May 31, 2024, the Company completed the acquisition of 100% of the outstanding common stock of Katsa Oy (“Katsa”). Based in Finland, Katsa is an European manufacturer of custom-designed, high-quality power transmission components and gearboxes for industrial and marine end-markets for a broad range of end market applications. Katsa also provides a wide range of after-sales services, including spare part deliveries, reverse engineering, modeling, and gearbox refurbishment.

Basis of Presentations‑‑The consolidated financial statements and information included in this Annual Report on Form 10-K (“Form 10-K”) include the financial results of Katsa (the opening balance sheet and operations on a one-month lag), and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles of the United States of America. The Company’s fiscal year end is June 30.

Consolidation Principles‑‑The consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly-owned domestic and foreign subsidiaries. One foreign subsidiary is included based on a fiscal year ending May 31, to facilitate prompt reporting of consolidated results. All significant intercompany transactions have been eliminated.

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

Translation of Foreign Currencies‑‑The financial statements of the Company’s non-U.S. subsidiaries that use the local currency as their functional currency are translated using the current exchange rate for assets and liabilities, the weighted-average exchange rate for the year for revenues and expenses, and the historical exchange rate for the year for equity. The resulting translation adjustments are recorded as a component of accumulated other comprehensive loss, which is included in equity. Gains and losses from foreign currency transactions are included in earnings. Included in other (expense) income are foreign currency transaction gain (losses) of ($377) and ($373) in fiscal 2024 and 2023, respectively.

Business Combinations‑‑ In accordance with ASC 805-10, “Business Combinations”, the Company accounts for all business combinations using the acquisition method of accounting. Under this method, the Company allocates the fair value of consideration transferred in a business combination to the estimated fair value at the acquisition date of the tangible and intangible assets acquired as well as the liabilities assumed. Acquisition costs are expensed as incurred. Any excess consideration transferred is recorded as goodwill and in instances where the fair value of consideration transferred is less than the estimated fair value of tangible and intangible assets acquired less liabilities assumed, such amounts are recorded as a gain on the bargain purchase.

Certain adjustments to the assessed fair values of the assets, liabilities, or non-controlling interests made subsequent to the acquisition date, but within the measurement period, which is up to one year, are recorded as adjustments to goodwill or the gain on the bargain purchase. Any adjustments subsequent to the measurement period are recorded in income. Any cost or equity method interest that the Company holds in the acquired company prior to the acquisition is re-measured to fair value at acquisition with a resulting gain or loss recognized in income for the difference between fair value and the existing book value. As of June 30, 2024, there were no operational results from Katsa included in the fiscal 2024 results of the Company.

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

Accounts Receivable--These represent trade accounts receivable and are stated net of an allowance for credit losses of $1,383 and $1,221 at June 30, 2024 and 2023, respectively. The Company records an allowance for credit losses for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience, as well as the consideration of customer concentrations, customer creditworthiness, negotiated changes to the payment terms of customers, recent economic trends, and expectations regarding economic conditions over a reasonable and supportable future period. Various factors may adversely impact its customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain. While the Company believes current allowance for credit losses are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable and accounts payable approximate fair value because of the immediate short-term maturity of these financial instruments. If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as defined in Note N, Pension and Other Postretirement Benefit Plans. The Company’s borrowings under the revolving loan agreement, which is classified as long-term debt and consists of loans that are routinely borrowed and repaid throughout the year, approximate fair value at June 30, 2024. The Company’s term loan borrowing, which is SOFR-based, approximates fair value at June 30, 2024. If measured at fair value in the financial statements, long-term debt (including any current portion) would be classified as Level 2 in the fair value hierarchy.

Inventories‑‑Inventories are valued at the lower of cost or net realizable value (or lower of cost or market where appropriate). Cost has been determined by the last‑in, first‑out (LIFO) method for the majority of inventories located in the United States, and by the first‑in, first‑out (FIFO) or average cost methods for all other inventories. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends, among others, when evaluating the adequacy of the reserve for excess and obsolete inventory.

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

Assets held for sale are carried at fair value less costs to sell, or net book value, whichever is lower. The Company ceases to record depreciation expense at the time of designation as held for sale. During fiscal 2023, the Company classified as and sold certain assets held for sale and recorded a net gain of approximately $4.1 million recorded in other operating income. During fiscal 2024, the Company reclassified its former corporate headquarters previously classified as held for sale to property, plant and equipment as an idle asset. The Company continues to market the assets for sale and expects to eventually sell these assets, however, it’s not probable that a sale will occur within one year. As such, the assets are considered permanently idled and the Company has not resumed depreciation expense during the year ended June 30, 2024.

Property, Plant and Equipment and Depreciation‑‑Assets are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and betterments are capitalized and depreciated. Capital project costs are accumulated in construction-in-progress until completed, at which time the costs are transferred to the relevant asset and commence depreciation. Depreciation is provided on the straight‑line method over the estimated useful lives of the assets. The lives assigned to buildings and related improvements range from 10 to 40 years, and the lives assigned to machinery and equipment range from 5 to 15 years. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until physically disposed.

At June 30, 2024, the Company owned one permanently idled facility with a book value of $3.0 million. This facility is assessed for impairment quarterly and depreciation has ceased. This facility is accounted for within property, plant and equipment.

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

Intangible Assets-- Intangible assets primarily consist of customer relationships, technology know-how, and tradenames, all of which are definite-lived. They were initially valued at fair value at acquisition, and are amortized over their respective useful lives on the basis of straight line or accelerated, as appropriate.

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

Change in Accounting Method

During the fourth quarter of fiscal year 2023, the Company changed its accounting method related to the recognition of actuarial gains and losses for the Company’s pension and postretirement benefit plans (the “Accounting change”). Prior to the Accounting change, actuarial gains and losses were recognized as a component of accumulated other comprehensive loss upon annual remeasurement and were amortized into earnings in future periods when they exceeded the accounting corridor, a defined range within which amortization of net gains and losses is not required. Under the Accounting change, the accounting corridor of 10% of the greater of the projected benefit obligation and plan assets was modified to add full, immediate recognition above a second 20% threshold. Although the decision to make the Accounting change occurred in the fourth quarter of fiscal year 2023, the actual accounting method change was applied to all calculations for fiscal year end 2023 presented in this Form 10-K.

Under the new accounting method, actuarial gains and losses are recognized in net periodic benefit cost through a Modified Mark-to-market (“MMTM”) (expense) benefit upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. The method for recognizing prior service credits (charges) as a component of accumulated other comprehensive loss and amortized into earnings in future periods is not changing. With respect to the recognition of actuarial gains and losses, while the historical principle was acceptable, the Company believes the Accounting change is preferable as it better aligns with fair value principles by recognizing the effects of economic and interest rate changes in plan assets and liabilities in the year in which the gains and losses are incurred to the degree such accumulated gains and losses exceed the new 20% threshold in addition to amortizing the amounts between the 10% and 20% thresholds over time.

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

Segment Reporting--Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. As of June 30, 2024, the Company identified two operating segments. Refer to "Note K. Business Segments and Foreign Operations" for further information.

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

3.

Determine the transaction price; The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for those goods or services, including the expected value of variable consideration. Variable consideration is immaterial.

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

Goods sold to third party distributors are subject to an annual return policy, for which a provision is made at the time of shipment based upon historical experience. Goods sold under bill and hold arrangements are recorded as revenue when control has been transferred to the customer and when the reason for the arrangement is substantive, when the product is identified as the customer’s asset, when the product is ready for delivery to the customer, and when the Company cannot use the product or redirect the product to another customer. While significant customer deposits are collected at certain locations, the Company’s payment terms are short-term in nature and therefore do not include a significant financing component.

In the table below, contract assets are accounts receivable, trade and contract liabilities are customer deposits. Contract balances for the years ended June 30, 2024, 2023, and 2022 are as follows:

	Contract Assets	Contract Liabilities
2022	45,452	17,021
2023	54,760	22,937
2024	52,207	26,540

Our contracts are short term in nature, and therefore, the amount included in contract liabilities at the beginning of the year was recognized as revenue in the reporting period.

Shipping and Handling Fees and Costs--The Company records revenue from shipping and handling costs in net sales. The cost associated with shipping and handling of products is reflected in cost of goods sold.

Recently Issued Not Yet Adopted Accounting Standards-- In December 2023, the FASB issued guidance ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this standard on its financial statement disclosures.

Recently Adopted Accounting Standards-- In June 2016, the FASB issued updated guidance (ASU 2016-13) and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10 (collectively ASC 326). ASC 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The amendments in this guidance are effective for filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, and for smaller reporting companies for fiscal years beginning after December 15, 2022 (the Company’s fiscal 2024), with early adoption permitted for certain amendments. ASC 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Special Note Regarding Smaller Reporting Company Status-- Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2024. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

B. ACQUISITION OF KATSA OY

On May 31, 2024, the Company completed the acquisition of 100% of the outstanding common stock of Katsa Oy (“Katsa”). Based in Finland, Katsa is a European manufacturer of custom-designed, high-quality power transmission components and gearboxes for industrial and marine end-markets for a broad range of end market applications. Katsa also provides a wide range of after-sales services, including spare part deliveries, reverse engineering, modeling, and gearbox refurbishment. As a well-established business with a solid reputation for quality in addition to its strong in-house manufacturing and engineering capabilities, this acquisition is an excellent opportunity to expand Twin Disc’s global presence, leveraging Kata’s longstanding relationships with leading European OEMs to introduce the Company’s portfolio into new, growing markets. This acquisition was pursuant to a Sale and Purchase Agreement (“Purchase Agreement”) entered into by TD Finland Holding Oy, a wholly-owned subsidiary of the Company, with Timo Salli and Jouko Salli, the prior owners, on March 5, 2024.

Under the terms of the Purchase Agreement, the Company paid an aggregate of approximately $25.5 million in cash at closing, which included a base payment plus adjustments for net cash and working capital, and transactions costs of $0.4 million. This amount was subject to a final determination of working capital adjustments.

The Company, in part, financed the payment of the cash consideration through borrowings of $16.9 million under a new credit agreement entered into on April 1, 2024 with BMO Harris Bank N.A. (the “Credit Agreement”). The Credit Agreement is further discussed in Note H, Debt.

Purchase Price Allocation

The acquisition of Katsa met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer. The Company recognized approximately $0.7 million of acquisition-related costs which were expensed in the consolidated statement of operations for the year ended June 30, 2024.

The following table details the allocation of the purchase price of the assets acquired and liabilities assumed in connection with the acquisition of Katsa.

Cash purchase price	$25.1
Final working capital adjustment	0.8
Total consideration	$25.9

Assets acquired (in millions):
Cash	$2.7
Trade accounts receivable, net	7.4
Inventories, net	10.6
Prepaid expenses	0.3
Other	0.8
Property, plant and equipment, net	13.9
Right-of-use operating lease assets	0.5
Intangible assets, net	3.4
Total assets acquired	$39.6

Liabilities assumed (in millions):
Accounts payable	1.8
Accrued liabilities	5.3
Lease obligations	0.4
Deferred income taxes	2.5
Total liabilities assumed	$10.0

Total identified net assets acquired (in millions):	$29.6
Gain on bargain purchase	3.7
Purchase price consideration	$25.9

The fair value of the identifiable assets acquired and liabilities assumed of $29.6 million exceeded the purchase price of the business, and additional expected working capital adjustment, of $25.9 million. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measurements were appropriate. Accordingly, the acquisition has been accounted for as a bargain purchase and as a result, the Company recognized a gain of $3.7 million, net of income tax of $2.5 million associated with the acquisition. The amount is recorded in other income in the consolidated statements of operations and comprehensive income.

Pro forma results of operation for this acquisition have not been presented because the effects of the acquisition were not material to the Company’s consolidated financial results.

Fair Value Estimate of Assets Acquired and Liabilities Assumed

The Company is continuing its review of the fair value estimate of certain assets acquired and liabilities assumed during the measurement period, which will conclude as soon as the necessary information regarding the facts and circumstances that existed as of the acquisition date is obtained, or otherwise not available. This measurement period will not exceed one year from the acquisition date. At the effective date of the acquisition, the assets acquired and liabilities assumed are required to be measured at fair value. The provisional fair value estimates of the property, plant and equipment, net, the intangible assets, net, and deferred income taxes are pending final review by the Company. Accordingly, until the fair values are final, there could be material adjustments to the Company’s consolidated financial statements, including changes to depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives, among other adjustments.

Upon the final determination of the fair value of assets acquired and liabilities assumed, the excess of the purchase price over such fair values is allocated to goodwill or the excess of such fair values over the purchase price is allocated to bargain purchase gain. The final determination of the purchase price, fair values and resulting bargain purchase gain may differ significantly from what is reflected in these consolidated financial statements.

The following summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date, including the preliminary estimates of the property, plant and equipment, net, the intangible assets, net, and deferred income taxes:

Assets acquired (in millions):
Cash	$2.7
Trade accounts receivable, net	7.4	(a)
Inventories, net	10.6	(b)
Prepaid expenses	0.3
Other	0.8
Property, plant and equipment, net	13.9	(c)
Right-of-use operating lease assets	0.5
Intangible assets, net	3.4	(d)
Accounts payable	1.8
Accrued liabilities	5.3	(e)
Lease obligations	0.4
Deferred income taxes	2.5
Total identified net assets acquired (in millions):	$29.6
Gain on bargain purchase	3.7	(f)
Purchase price consideration	$25.9

The following information provides further details about the preliminary estimated net step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.

(a)	Accounts receivable represent contractual amounts receivable from customers. The amounts approximate fair value.

(b)	Inventory consists of (in millions):

Raw materials	$4.5
Work in progress at fair value	2.8
Finished goods at fair value	3.3
Inventories at fair value	$10.6
Inventories at book value	9.8
Step-up	$0.8

(c)	The value of property, plant and equipment is estimated at (in millions):

Buildings	$7.6
Land	0.9
Equipment	5.4
Property, plant and equipment at fair value	13.9
Property, plant and equipment at book value	5.3
Step-up	$8.6

(d)	Intangible assets consist of (in millions):

	Estimated fair	Estimated average
	value	useful lives
Customer relationships	$1.5	12
Tradename	0.9	10
Technology know-how	1.0	7
Total	$3.4

(e)	The amounts approximate fair value.

(f)

The Company recognized a bargain purchase gain of $3.7 million, net of income tax expense of $2.5 million associated with the acquisition. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measurements were appropriate. The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase price of the business.

The fair values of property, plant and equipment, net, intangible assets, net, and deferred taxes presented above are preliminary until the final purchase price consideration is determined and the Company completes its work with the use of a third-party valuation firm. These values are subject to change. Any changes to the initial estimates of the fair value of assets and liabilities will impact the bargain purchase gain and may affect future earnings.

C. INVENTORIES

The major classes of inventories at June 30 were as follows:

	2024	2023
Finished parts	$60,166	$66,956
Work in process	23,096	23,374
Raw materials	47,222	41,600
	$130,484	$131,930

In the first quarter of fiscal year 2024, the Company entered into an agreement to sell most of its boat management system product line located at one of its subsidiaries in Italy. The sale amount was below cost and resulted in the Company recognizing an inventory write-down of $2.1 million. The Company also evaluated its other boat management system inventory, not associated with the sale. The evaluation resulted in the Company recognizing an additional inventory write-down of $1.6 million for inventory located in the U.S. These write-downs were partially offset by certain liabilities transferred to the buyer at the time of the sale. The sale was completed in the second quarter of fiscal year 2024.

Inventories stated on a LIFO basis represent approximately 31% and 33% of total inventories at June 30, 2024 and 2023, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $30,680 and $30,646 at June 30, 2024 and 2023, respectively. Inventories were reduced during 2024 and 2023, resulting in a liquidation of LIFO inventory layers that were carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (“LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended June 30, 2024 and 2023, the effects of LIFO decrements decreased cost of goods sold by $1,553 and $3,685, respectively.

The Company had reserves for inventory obsolescence of $12,693 and $12,858 at June 30, 2024 and 2023, respectively.

D. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30 were as follows:

	2024	2023
Land	$3,062	$2,148
Buildings	44,833	26,349
Machinery and equipment	189,913	148,088
	237,808	176,585
Less: accumulated depreciation	(179,734)	(137,935)
	$58,074	$38,650

Included in the above amounts are finance lease right-of-use assets of $5,210 and $4,427 for the years ended June 30, 2024 and 2023, respectively.

Depreciation expense for the years ended June 30, 2024 and 2023 was $6,707 and $6,400, respectively.

At June 30, 2024, the Company owned one permanently idle facility with a book value of $3.0 million. The asset is presented within property, plant, and equipment, net on the Consolidated Balance Sheets. No impairment losses were recorded in fiscal 2024 or 2023.

E. INTANGIBLE ASSETS

On May 31, 2024, the Company acquired intangible assets in the amount of $3.4 million consisting of customer relationships, a tradename, and technology know-how as part of the acquisition of Katsa. At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
		Accumulated
	Gross Carrying Amount	Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Names	Other
Balance at June 30, 2022	$39,845	$(26,835)	$13,010	$7,636	$3,238	$972	$1,164
Addition	2,204	-	2,204	-	-	-	2,204
Reduction	(10,506)	10,506	-	-	-	-	-
Amortization	-	(2,959)	(2,959)	(1,340)	(1,202)	(39)	(378)
Translation adjustment	382	-	382	257	386	(265)	4
Balance at June 30, 2023	31,925	(19,288)	12,637	6,553	2,422	668	2,994
Addition	3,488	-	3,488	1,519	987	857	125
Reduction	(714)	714	-	-	-	-	-
Amortization	-	(3,273)	(3,273)	(1,245)	(1,280)	-	(748)
Translation adjustment	(166)	-	(166)	(107)	(31)	(14)	(14)
Balance at June 30, 2024	$34,533	$(21,847)	$12,686	$6,720	$2,098	$1,511	$2,357

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 6 years.

Intangible amortization expense for the years ended June 30, 2024 and 2023 was $3,273 and $2,959, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows:

Fiscal Year
2025	3,476
2026	2,530
2027	2,000
2028	1,642
2029	1,350
Thereafter	1,688

F. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows:

	2024	2023
Customer deposits	$26,540	$22,937
Salaries and wages	14,186	10,102
Warranty	3,341	2,970
Distributor rebates	3,931	3,620
Retirement benefits	1,831	1,693
Other	15,101	20,264
	$64,930	$61,586

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

	2024	2023

Reserve balance, July 1	$3,476	$3,329
Current period expense and adjustments	5,850	2,451
Payments or credits to customers	(5,102)	(2,268)
Translation adjustment	(4)	(36)
Reserve balance, June 30	$4,220	$3,476

The current portion of the warranty accrual ($3,341 and $2,970 at June 30, 2024 and 2023, respectively) is reflected in accrued liabilities, while the long-term portion ($879 and $506 at June 30, 2024 and 2023, respectively) is included in other long-term liabilities on the consolidated balance sheets.

H. DEBT

Long-term debt consisted of the following at June 30:

	2024	2023
Credit Agreement Debt
Revolving loans (expire April 2027)	$16,288	$7,094
Term loan (due April 2027)	9,500	11,500
Other	23	33
Subtotal	25,811	18,627
Less: current maturities	(2,000)	(2,010)
Total long-term debt	$23,811	$16,617

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

The Credit Agreement, as amended, requires the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. In determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for the Katsa acquisition, as well as pro-forma EBITDA of Katsa as permitted by the Bank. The Company’s Tangible Net Worth may not be less than $100.0 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2023.

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

The Company used the increased borrowing capacity under the Credit Agreement to help finance its acquisition of Katsa by TD Finland Holding Oy, a wholly-owned subsidiary of the Company. The Tenth Amendment specifically permits the Company to use Revolving Loans for the Katsa acquisition

The Tenth Amendment also extended the Credit Agreement through April 1, 2027 and extended the maturity date of the Term Loan and the Term Loan Commitment Date to April 1, 2027.

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

During fiscal year 2024, the average interest rate was 6.97% on the Term Loan, and 5.67% on the Revolving Loans.

As of June 30, 2024, the Company’s borrowing capacity under the terms of the Credit Agreement was approximately $42,813 and the Company had approximately $26,525 of available borrowings.

The Company’s borrowings described above approximates fair value at June 30, 2024 and June 30, 2023. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of June 30, 2024, the notional amount was $9,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note S, Derivative Financial Instruments.

During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign companies. Effective upon the designation, all changes in fair value of the euro Revolving Loan are reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. This net investment hedge is included in the disclosures in Note S, Derivative Financial Instruments.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year
2025	$2,000
2026	2,000
2027	21,788
2028	-
2029	-
Thereafter	23
$25,811

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

Other lines of credit:

The Company has established unsecured lines of credit, which may be withdrawn at the option of the banks.  Under these arrangements, the Company has unused and available credit lines of $1,053 with a weighted average interest rate of 5.14% as of June 30, 2024, and $1,057 with a weighted average interest rate of 5.1% as of June 30, 2023.

I. LEASE OBLIGATIONS

The following table provides a summary of leases recorded on the consolidated balance sheet at June 30.

	Balance Sheet Location	2024	2023
Lease Assets
Operating lease right-of-use assets	Right-of-use operating lease assets	$16,622	$13,133
Finance lease right-of-use assets	Property, plant and equipment, net	5,210	4,427

Lease Liabilities
Operating lease liabilities	Accrued liabilities	$2,352	$2,343
Operating lease liabilities	Operating lease obligations	14,376	10,811
Finance lease liabilities	Accrued liabilities	882	643
Finance lease liabilities	Other long-term liabilities	4,795	4,314

The components of lease expense for the years ended June 30 were as follows:

Other information related to leases was as follows:

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,447	$3,282
Operating cash flows from finance leases	308	267
Financing cash flows from finance leases	921	621
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	6,069	2,917
Finance leases	1,383	522
Weighted average remaining lease term (years):
Operating leases	8.4	8.8
Finance lease	8.7	11.3
Weighted average discount rate:
Operating leases	8.3%	7.2%
Finance leases	6.2%	5.2%

Approximate future minimum rental commitments under non-cancellable leases as of June 30, 2024 were as follows:

	Operating Leases	Finance Leases
2025	$3,789	$1,039
2026	3,197	988
2027	2,816	918
2028	2,270	820
2029	2,201	619
Thereafter	9,724	2,791
Total future lease payments	23,997	7,175
Less: Amount representing interest	(7,269)	(1,497)
Present value of future payments	$16,728	$5,678

J. SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2024 and 2023 was 13,995,024 and 13,818,068, respectively. At June 30, 2024 and 2023, treasury stock consisted of 637,778 and 814,734 shares of common stock, respectively. The Company issued 176,956 and 145,725 shares of treasury stock in fiscal 2024 and 2023, respectively, to fulfill its obligations under its incentive compensation plans. The Company also recorded forfeitures of 2,413 and 0 shares of previously issued restricted stock in fiscal 2024 and 2023, respectively. The difference between the cost of treasury shares and the option price is recorded in common stock.

Under an authorization given by the Board of Directors on July 27, 2012, the Company is permitted to make open market purchases of its common stock.  The Company did not make any open market purchases during the two most recent fiscal years.  As of June 30, 2024 and 2023, 315,000 shares remain authorized for purchase.

Cash dividends per share was $0.12 and $0.00 in fiscal 2024 and 2023.

The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 150,000 shares of the preferred stock as Series A Junior Preferred Stock.

The components of accumulated other comprehensive loss included in equity as of June 30, 2024 and 2023 are as follows:

	2024	2023
Translation adjustments	$(849)	$(1,582)
Benefit plan adjustments, net of income taxes of ($141) and ($133) respectively	(8,062)	(5,948)
Net gain on cash flow hedge derivatives, net of income taxes of ($210) and ($210), respectively	504	688
Net gain on net investment hedge derivatives, net of income taxes of $103 and $103, respectively	1,502	1,272
Accumulated other comprehensive loss	$(6,905)	$(5,570)

A reconciliation for the changes in accumulated other comprehensive loss, net of tax, by component for the years ended June 30, 2024 and June 30, 2023 is as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2022	$(2,266)	$(6,614)	$356	$1,550
Other comprehensive loss before reclassifications	684	-	-	-
Plan merger remeasurement adjustment		(1,115)
Amounts reclassified from accumulated other comprehensive loss	-	1,781	332	(278)
Net current period other comprehensive income (loss)	684	666	332	(278)
Balance at June 30, 2023	$(1,582)	$(5,948)	$688	$1,272

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2023	$(1,582)	$(5,948)	$688	$1,272
Other comprehensive loss before reclassifications	733	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(2,114)	(184)	230
Net current period other comprehensive income (loss)	733	(2,114)	(184)	230
Balance at June 30, 2024	$(849)	$(8,062)	$504	$1,502

A reconciliation for the reclassifications out of accumulated other comprehensive loss, net of tax, for the year ended June 30, 2024 is as follows:

Amount
Reclassified
Changes in benefit plan items
Actuarial loss	$(2,079)
Transition asset and prior service benefit	21
Translation	(64)
Total amortization	(2,122)
Income taxes	8
Total changes, net of tax	$(2,114)

A reconciliation for the reclassifications out of accumulated other comprehensive loss, net of tax, for the year ended June 30, 2023 is as follows:

Amount
Reclassified
Changes in benefit plan items
Actuarial income	$16
Transition asset and prior service benefit	336
Plan merger remeasurement adjustment	(1,115)
MMTM adjustment	2,430
Translation	6
Total amortization	1,673
Income taxes	108
Total changes, net of tax	$1,781

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

Net sales by product group is summarized as follows:

	2024	2023
Industrial	$25,668	$29,775
Land-based transmissions	78,518	73,048
Marine and propulsion systems	171,766	147,825
Other	19,175	26,312
Total	$295,127	$276,960

Industrial products include clutches, power take-offs and pump drives sold to the agriculture, recycling, construction and oil and gas markets. The land-based transmission products include applications for oil field and natural gas, military and airport rescue and firefighting. The marine and propulsion systems include marine transmission, azimuth drives, controls, surface drives, and propellers for the global commercial marine, pleasure craft and patrol boat markets. Other includes non-Twin Disc manufactured product sold through Company-owned distribution entities.

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

Information about the Company's segments, before intercompany eliminations, is summarized as follows:

2024	Manufacturing	Distribution	Total
Net Sales	$250,933	$148,920	$399,853
Intra-segment sales	6,974	15,661	22,635
Inter-segment sales	77,978	4,113	82,091
Interest income	335	344	679
Interest expense	1,987	11	1,998
Income taxes	890	2,519	3,409
Depreciation and amortization	8,606	341	8,947
Net income attributable to Twin Disc	24,587	7,250	31,837
Assets	443,149	73,033	516,182
Expenditures for segment assets	7,305	730	8,035

2023	Manufacturing	Distribution	Total
Net Sales	$244,090	$121,964	$366,054
Intra-segment sales	9,258	12,779	22,037
Inter-segment sales	60,858	6,199	67,057
Interest income	879	256	1,135
Interest expense	3,297	3	3,300
Income taxes	2,722	1,585	4,307
Depreciation and amortization	8,572	295	8,867
Net income attributable to Twin Disc	22,964	6,839	29,803
Assets	381,668	69,213	450,881
Expenditures for segment assets	5,336	374	5,710

The following is a reconciliation of reportable segment net sales and net income to the Company’s consolidated totals:

	2024	2023
Net sales:
Total net sales from reportable segments	$399,853	$366,054
Elimination of inter-company sales	(104,726)	(89,094)
Total consolidated net sales	$295,127	$276,960

Net income attributable to Twin Disc, Incorporated:
Total net income from reportable segments	$31,837	$29,803
Other adjustments and corporate expenses	(20,849)	(19,423)
Total consolidated net income attributable to Twin Disc	$10,988	$10,380

Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of corporate overhead costs, including administrative functions and global functional expenses.

Other significant items:

	Segment		Consolidated
	Totals	Adjustments	Totals
2024
Interest income	$679	$(615)	$64
Interest expense	1,998	(555)	1,443
Income taxes	3,409	712	4,121
Depreciation and amortization	8,947	1,034	9,981
Assets	516,182	(204,124)	312,058
Expenditures for segment assets	8,035	672	8,707

2023
Interest income	$1,135	$(1,102)	$33
Interest expense	3,301	(1,048)	2,253
Income taxes	4,307	(519)	3,788
Depreciation and amortization	8,868	491	9,359
Assets	450,881	(161,700)	289,181
Expenditures for segment assets	5,710	2,208	7,918

All adjustments represent inter-company eliminations and corporate amounts.

Geographic information about the Company is summarized as follows:

Net sales	2024	2023
United States	$79,823	$98,108
Netherlands	46,162	33,845
China	45,527	29,996
Australia	17,790	22,339
Italy	16,814	19,671
Other countries	89,011	73,001
Total	$295,127	$276,960

Net sales by geographic region are based on product shipment destination.

Long-lived assets primarily pertain to property, plant and equipment and exclude goodwill, other intangibles, and deferred income taxes. They are summarized as follows:

Long-lived assets	2024	2023
United States	$39,475	$31,628
Netherlands	10,270	10,396
Finland	14,362	-
Belgium	5,746	6,160
Italy	1,356	1,372
Switzerland	1,093	619
Other countries	5,100	4,419
Total	$77,402	$54,594

No one customer accounted for 10% of consolidated net sales in fiscal year 2024. There was one customer, an authorized distributor of the Company, that accounted for 10% of consolidated net sales in fiscal year 2023. Disaggregated revenue:

The following tables present details deemed most relevant to the users of the financial statements for the years ended June 30, 2024 and June 30, 2023.

Net sales by product group for the year ended June 30, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$23,656	$5,163	$(3,151)	$25,668
Land-based transmissions	71,464	40,693	(33,639)	78,518
Marine and propulsion systems	152,855	86,202	(67,291)	171,766
Other	2,958	16,862	(645)	19,175
Total	$250,933	$148,920	$(104,726)	$295,127

Net sales by product group for the year ended June 30, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$28,445	$6,162	$(4,832)	$29,775
Land-based transmissions	69,411	29,787	(26,150)	73,048
Marine and propulsion systems	136,992	67,033	(56,200)	147,825
Other	9,242	18,982	(1,912)	26,312
Total	$244,090	$121,964	$(89,094)	$276,960

L. STOCK-BASED COMPENSATION

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

Shares available for future awards as of June 30 were as follows (assuming that outstanding performance awards are issued at the target level of performance):

	2024	2023
2020 Directors' Plan	521,550	560,531
2021 LTI Plan	41,439	233,270

Performance Stock Awards (“PSA”)

In fiscal 2024 and 2023, the Company granted a target number of 119,349 and 118,131 PSAs, respectively, to various employees of the Company, including executive officers.

The PSAs granted in fiscal 2024 will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 238,698. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 233,861 and 437,862 unvested PSAs outstanding at June 30, 2024 and 2023, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. The compensation expense for the year ended June 30, 2024 and 2023, related PSAs, was $1,648 and $1,218, respectively. The tax benefit from compensation expense for the year ended June 30, 2024 and 2023, related to PSAs, was $386 and $286, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2024 was $11.81. At June 30, 2024, the Company had $1,327 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 and 2023 awards. The total fair value of performance stock awards vested in fiscal 2024 and fiscal 2023 was $1,659.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. During fiscal 2024 and 2023 , the Company granted a target number of 10.5 and 0 PSUAs, respectively, to various individuals in the Company. The fiscal 2024 PSUAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20.9. The compensation expense for the year ended June 30, 2024 and 2023, related PSAs, was $40 and $0, respectively.

Restricted Stock Awards (“RS”)

The Company has unvested RS outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation over the vesting period, which is generally 1 to 3 years. During fiscal 2024 and 2023, the Company granted 118,544 and 179,959 service-based restricted shares, respectively, to employees and non-employee directors in each year. A total of 2,413 and 0 shares of restricted stock were forfeited during fiscal 2024 and 2023, respectively. There were 308,564 and 272,438 unvested shares outstanding at June 30, 2024 and 2023, respectively. Compensation expense of $1,265 and $1,317 was recognized during the year ended June 30, 2024 and 2023, respectively, related to these service-based awards. The tax benefit from compensation expense for the year ended June 30, 2024 and 2023, related to these service-based awards, was $297 and $309, respectively. The total fair value of restricted stock grants vested in fiscal 2024 and 2023 was $2,345 and $1,699, respectively. As of June 30, 2024, the Company had $1,280 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

In fiscal 2024 and 2023, the Company granted 7,089 and 72,376 RSUs, respectively, to various employees of the Company, including executive officers.

The RSUs granted in fiscal 2023 will vest if the employee remains employed by the Company through a specified date from the date of grant. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period.

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

There were 134,989 and 130,163 unvested RSUs outstanding at June 30, 2024 and June 30, 2023, respectively. Compensation expense of $496 and $461 was recognized during the year ended June 30, 2024 and 2023, respectively. The tax benefit from compensation expense for the year ended June 30, 2024 and 2023, related to these service-based awards, was $116 and $108, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2024 was $10.97. As of June 30, 2024, the Company had $287 of unrecognized compensation expense related to RSUs which will be recognized over the next year.

M. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,629 and $2,458 in fiscal 2024 and 2023, respectively. Total engineering and development costs were $9,843 and $8,741 in fiscal 2024 and 2023, respectively, and are primarily recorded within Marketing, engineering and administration expenses on the consolidated statements of operations and comprehensive income.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2024 and 2023 was June 30.

As discussed in Note A, during the fourth quarter of fiscal year 2023, the Company changed its accounting method related to the recognition of actuarial gains and losses for its pension and postretirement benefit plans. Under the new method, actuarial gains and losses are recognized in net periodic benefit costs upon annual remeasurement in the fourth quarter, or on an interim basis as triggering events warrant remeasurement. These changes have been applied retrospectively to prior years presented below. See Note A for further information regarding the impact of the change in accounting principle on the Company’s consolidated financial statements.

The income to the Company of its retirement benefit plans is shown in the following table:

	Year Ended June 30
	Pension Benefits		Other Postretirement Benefits
Components of net periodic benefit income:	2024	2023	2024	2023
Service cost	$373	$338	$8	$10
Interest cost	3,609	3,570	191	213
Prior service cost	-	20	-	-
Expected return on plan assets	(4,283)	(4,240)	-	-
Amortization of transition obligation	38	38	-	-
Amortization of prior service cost (benefit)	35	(100)	(708)	(314)
Amortization of actuarial net loss	65	2,451	-	-
Modified mark-to market effect	-	(2,428)	-	-
Net periodic benefit income	$(163)	$(351)	$(509)	$(91)

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive income as of June 30:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$72,242	$79,549	$3,685	$4,785
Service cost	373	340	8	10
Interest cost	3,609	3,571	191	213
Prior service cost	-	20	-	-
Actuarial loss (gain)	254	(3,361)	(166)	(633)
Contributions by plan participants	116	112	-	-
Benefits paid	(8,484)	(7,989)	(549)	(690)
Benefit obligation, end of year	$68,110	$72,242	$3,169	$3,685

Change in plan assets:
Fair value of assets, beginning of year	$67,338	$73,338	$-	$-
Actual return on plan assets	3,101	1,141	-	-
Employer contribution	589	736	549	690
Contributions by plan participants	116	112	-	-
Benefits paid	(8,484)	(7,989)	(549)	(690)
Fair value of assets, end of year	$62,660	$67,338	$-	$-

Funded status	$(5,450)	$(4,904)	$(3,169)	$(3,685)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$-	$28	$-	$-
Accrued liabilities - current	(260)	(308)	(505)	(701)
Accrued retirement benefits - noncurrent	(5,190)	(4,624)	(2,664)	(2,984)
Net amount recognized	$(5,450)	$(4,904)	$(3,169)	$(3,685)

Amounts recognized in accumulated other comprehensive loss consist of (net of tax):
Net transition obligation	$53	$83	$-	$-
Prior service benefit	(145)	(42)	-	(67)
Actuarial net loss (gain)	8,768	7,064	(614)	(1,090)
Net amount recognized	$8,676	$7,105	$(614)	$(1,157)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified defined benefit and other postretirement benefit plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$96	$-
Prior service benefit	(32)	-
Actuarial net loss (gain)	239	(262)
Net amount to be recognized	$303	$(262)

The accumulated benefit obligation for all defined benefit pension plans was approximately $68,110 and $72,242 at June 30, 2024 and 2023, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2024	2023
Projected and accumulated benefit obligation	$64,286	$67,808
Fair value of plan assets	58,839	62,876

Components of Net Periodic Benefit Income:

	Pension Benefits
	2024	2023
Service cost	$373	$338
Interest cost	3,609	3,570
Prior service cost	-	20
Expected return on plan assets	(4,283)	(4,240)
Amortization of transition obligation	38	38
Amortization of prior service cost (benefit)	35	(100)
Amortization of actuarial net loss	65	23

Net periodic benefit income	$(163)	$(351)

	Other Postretirement Benefits
	2024	2023
Service cost	$8	$10
Interest cost	191	213
Amortization of prior service benefit	(708)	(314)

Net periodic benefit income	$(509)	$(91)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2024 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss (income)	$1,656	$(165)
Amortization of transition asset	(38)	-
Amortization of prior service (benefit) cost	(34)	88
Amortization of net (income) loss	(64)	620
Total recognized in other comprehensive loss	1,520	543
Net periodic benefit income	(163)	(509)
Total recognized in net periodic benefit income and other comprehensive loss	$1,357	$34

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Fiscal 2023 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net income	$(307)	$(633)
Amortization of transition asset	(38)	-
Amortization of prior service cost	99	275
Amortization of net (income) loss	(23)	39
Total recognized in other comprehensive income	(269)	(319)
Net periodic benefit income	(351)	(91)
Total recognized in net periodic benefit income and other comprehensive income	$(620)	$(410)

Additional Information

Assumptions

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine benefit obligations at June 30
	2024	2023	2024	2023
Discount rate	5.25%	5.29%	5.66%	5.74%
Expected return on plan assets	6.54%	6.65%

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine net periodic benefit costs for years ended June 30
	2024	2023	2024	2023
Discount rate	5.07%	5.02%	5.74%	4.83%
Expected return on plan assets	6.47%	6.42%

The assumed weighted-average healthcare cost trend rate was 8.30% in 2024, grading down to 5.00% in 2025.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2024 and 2023 by asset category were as follows:

	Target	June 30
Asset Category	Allocation	2024	2023
Equity securities	38%	19%	40%
Debt securities	55%	71%	49%
Real estate	7%	10%	11%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The U.S. pension plans held 98,211 shares of Company stock with a fair market value of $1,157 (1.8% of total plan assets) at June 30, 2024 and 98,211 shares with a fair market value of $1,106 (1.6% of total plan assets) at June 30, 2023.

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

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments
Level II	Unadjusted quoted prices in active markets for similar instruments, or
Unadjusted quoted prices for identical or similar instruments in markets that are not active, or
Other inputs that are observable in the market or can be corroborated by observable market data
Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2024:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$647	$647	$-	$-
Equity securities:
Company common stock (a)	1,157	1,157	-	-
Common stock (a)	1,479	1,479	-	-
Mutual funds (b)	4,261	4,261	-	-
Annuity contracts (c)	6,264	-	-	6,264
Total	$13,808	$7,544	$-	$6,264
Investments Measured at Net Asset Value (d)	48,852
Total	$62,660

	Total	Level I	Level II	Level III
Cash and cash equivalents	$858	$858	$-	$-
Equity securities:
Company common stock (a)	1,106	1,106	-	-
Common stock (a)	9,590	9,590	-	-
Mutual funds (b)	3,112	3,112	-	-
Annuity contracts (c)	6,688	-	-	6,688
Total	$21,354	$14,666	$-	$6,688
Investments Measured at Net Asset Value (d)	45,984
Total	$67,338

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

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of June 30, 2024 and June 30, 2023:

	2024	2023
Fixed income funds	$35,089	$29,057
International equity securities	1,808	2,251
Real estate	5,209	6,315
Hedged equity mutual funds	6,746	8,361
Total	$48,852	$45,984

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2024 and 2023:

	2024	2023
Beginning balance	$6,688	$6,302
Actual return on plan assets:
Relating to assets still held at reporting date	605	184
Purchases, sales and settlements, net	(1,029)	203
Ending balance	$6,264	$6,688

Cash Flows

Contributions

The Company expects to contribute $542 to its defined benefit pension plans in fiscal 2025.

The Company expects to contribute $519 to its other postretirement benefit plans in fiscal 2025.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits

2025	$7,593	$519
2026	6,910	467
2027	6,805	431
2028	6,769	396
2029	6,061	356
Years 2029 - 2033	30,967	1,234

The Company does not expect to make any Part D reimbursements for the periods presented.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $2,447 and $2,260 in fiscal 2024 and 2023, respectively. These amounts are recorded in cost of goods sold and marketing, engineering and administration costs.

O. INCOME TAXES

United States and foreign (loss) income before income taxes and minority interest were as follows:

	2024	2023
United States	$(6,213)	$683
Foreign	21,580	13,782
	$15,367	$14,465

The provision (benefit) for income taxes is comprised of the following:

	2024	2023
Currently payable:
Federal	$7	$72
State	66	(5)
Foreign	4,608	4,355
	4,681	4,422
Deferred:
Federal	$10	$-
State	(2)	(47)
Foreign	(568)	(587)
	(560)	(634)
	$4,121	$3,788

The components of the net deferred tax asset as of June 30 are summarized in the table below.

	2024	2023
Deferred tax assets:
Retirement plans and employee benefits	$4,683	$4,234
Foreign tax credit carryforwards	8,347	7,983
Federal tax credits, net of ASU 2013-11	1,683	1,724
State net operating loss and other state creditcarryforwards, net of ASU 2013-11	2,226	2,143
Federal net operating loss	4,042	4,489
Reserves	931	774
Inventories	93	-
Research & experimental expenditure capitalization	816	588
Foreign net operating loss carryforwards	52	-
Accruals	1,081	936
Right of use assets - operating leases	4,038	3,501
Disallowed interest	1,384	1,062
Capital loss carryforward	108	108
Translation adjustment	565	494
Other assets	108	115
	30,157	28,151
Valuation allowance	(24,035)	(22,345)
	$6,122	$5,806

Deferred tax liabilities:
Inventories	-	96
Property, plant and equipment	673	850
Intangible assets	1,010	1,561
Long term operating lease obligations	4,034	3,427
Hedging	445	435
Step-up on fair value adjustment	2,530	-
Other liabilities	431	473
	9,123	6,842

Total net deferred tax liabilities	$(3,001)	$(1,036)

At June 30, 2024 the Company has net operating loss carryforwards (“NOLs”) of approximately $19,249 and $30,536 for federal and state income tax purposes which will expire at various dates from fiscal year 2025 – 2044.  Federal NOLs were generated subsequent to fiscal 2019 and have an indefinite carryover period. The Company has federal and state tax credit carryforwards of approximately $10,370 and $1,041, respectively, which will expire at various dates from fiscal 2026 – 2044.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company has evaluated the likelihood of whether the net deferred tax assets would be realized and concluded that it is more likely than not that all of deferred tax assets would not be realized. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, a valuation allowance in the amount of $24,035 and $22,345 have been recorded for fiscal years 2024 and 2023, respectively.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2024	2023

U.S. federal income tax at 21%	$3,227	$3,038
Increases (reductions) in tax resulting from:
US Foreign inclusion items	463	67
Foreign rate differences	555	739
Foreign permanent items	127	20
Foreign prior period adjustments	118	166
Foreign other	3	(90)
Foreign bargain purchase gain	(782)	-
Foreign tax ruling	(786)	-
Foreign uncollectible tax receivable	238	-
State taxes	(144)	69
Change in prior year estimate	96	(113)
Research & development tax credits	(47)	(127)
Foreign tax credits	(480)	-
Unrecognized tax benefits	3	64
Stock compensation	(445)	(13)
Rate changes	-	(39)
Deferred tax basis adjustments	132	41
Executive compensation	471	219
GILTI Inclusion	-	97
FDII Deduction	-	-
Valuation Allowance	1,110	(426)
Other, net	262	76
	$4,121	$3,788

The Company has not provided additional U.S. income taxes on cumulative earnings of its consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that the earnings of those subsidiaries remain permanently invested and has no plans to repatriate funds from any permanently reinvested subsidiaries to the U.S. for the foreseeable future. These earnings relate to ongoing operations and were approximately $20,977 and $24,612 at June 30, 2024 and June 30, 2023, respectively. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2019 through 2024 for our major operations in Belgium, Japan, Netherlands, Singapore and Australia. The tax years open to examination in the U.S. are for years subsequent to fiscal 2019.

The Company has approximately $766 and $774 of unrecognized tax benefits as of June 30, 2024 and June 30, 2023 respectively, which, if recognized would impact the effective tax rate. No material changes are expected to the reserve during the next 12 months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits as of June 30:

	2024	2023
Unrecognized tax benefits, beginning of year	$774	$716
Additions based on tax positions related to the prior year	-	22
Additions based on tax positions related to the current year	8	36
Reductions based on tax positions related to the prior year	(16)	-
Subtractions due to statues closing	-	-
Settlements with taxing authorities	-	-
Unrecognized tax benefits, end of year	$766	$774

Substantially all of the Company’s unrecognized tax benefits as of June 30, 3024, if recognized, would affect the effective tax rate. As of June 30, 2024 and 2023, the amounts accrued for interest and penalties totaled $68 and $52, respectively, and are not included in the reconciliation above.

P. CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, are not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows, either individually or in the aggregate.

Q. ASSETS HELD FOR SALE

To improve its fixed cost structure and monetize some of its under-utilized assets, the Company commenced the active marketing of several of its real estate properties. Such actions required the Company to reclassify these assets from property, plant and equipment to assets held for sale, at fair value less costs to sell, or net book value, whichever is lower. Fair value was determined using real estate broker estimates and would be classified as Level 3 in the fair value hierarchy. This assessment of fair value did not result in the Company recognizing a write-down of the carrying value of the assets during fiscal 2024 or 2024.

In the first quarter of fiscal 2023, the Company commenced the active marketing of a real estate property located in Nivelles, Belgium. This action required the Company to reclassify the assets from property, plant, and equipment to assets held for sale, at fair value less costs to sell or net book value, whichever is lower. Fair value was determined using real estate broker estimates and would be classified as Level 3 in the fair value hierarchy. The real estate property's fair value less costs to sell exceeded its net book value. The Company reclassified the property's net book value of $2,801 from property, plant, and equipment to assets held for sale.

In the second quarter of fiscal 2023, the Company completed the sale of the real estate property located in Belgium and received $7,150 in proceeds, net of fees and recorded a gain of $4,161 in other operating income.

In the first quarter of fiscal 2024, the Company entered into an agreement to sell certain machinery assets, inventory, and legal relationships of its boat management systems product line for $1.5 million, which $0.6 million was paid upon closing with the remainder to be paid in monthly equal installments over 11 months. As of June 30, 2024, the Company received substantially all of the purchase price, and cash proceeds received are presented within the changes in trade accounts receivable, net in the consolidated statement of cash flows. This action required the Company to reclassify these assets from property, plant and equipment and inventory to assets held for sale, at fair value less costs to sell, or net book value, whichever is lower. The fair value of the machinery assets was determined using local internal specialists. The machinery assets’ fair value less costs to sell exceeded its net book value. The boat management systems inventory was valued at the lower of cost or net realizable value. Net realizable value was determined using the offer amount from the buyer less costs to sell. This assessment resulted in the Company recognizing a write-down of the carrying value of its boat management systems inventory of $2.1 million (see Note C for further information regarding the impact of this transaction). The write-down was classified in the income statement as a component of cost of goods sold. The agreement closed October 30, 2023.

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

The components of basic and diluted earnings per share were as follows:

	2024	2023
Basic:
Net income	$11,246	$10,677
Less: Net earnings attributable to noncontrolling interest	(258)	(297)
Less: Undistributed earnings attributable to unvested shares	-	-
Net income attributable to Twin Disc, Incorporated	10,988	10,380

Weighted average shares outstanding - basic	13,683	13,468

Basic Income Per Share:
Net income per share - basic	$0.80	$0.77

Diluted:
Net income	$11,246	$10,677
Less: Net earnings attributable to noncontrolling interest	(258)	(297)
Less: Undistributed earnings attributable to unvested shares	-	-
Net income attributable to Twin Disc, Incorporated	10,988	10,380

Weighted average shares outstanding - basic	13,683	13,468
Effect of dilutive stock awards	194	343
Weighted average shares outstanding - diluted	13,877	13,811

Diluted Income Per Share:
Net income per share - diluted	$0.79	$0.75

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

Net unrealized after-tax gains related to cash flow hedging activities that were included in accumulated other comprehensive loss were ($504) and ($688) for the years ended June 30, 2024 and 2023, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that ($218) of net unrealized gains related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note H, Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,500, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in fair value of the euro revolver were then reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax gains related to net investment hedging activities that were included in accumulated other comprehensive loss were ($1,502) and ($1,272) for the years ended June 30, 2024 and 2023, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other expense, net in the consolidated statement of operations and comprehensive income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2024 and 2023 was the euro. At June 30, 2024 and 2023, there were no significant forward exchange contracts outstanding.

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

As discussed in Note H, Debt, the Company's euro denominated Revolving Loan approximates fair value at June 30, 2024 and June 30, 2023. If measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

The fair value of derivative instruments included in the consolidated balance sheets at June 30 were as follows:

	Balance Sheet Location	2024	2023
Derivatives designated as hedges:
Interest rate swaps	Other current assets	$218	$292
Interest rate swaps	Other noncurrent assets	76	187

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive income for the years ended June 30 was as follows:

	Statement of Operations and
	Comprehensive Income Location	2024	2023
Derivatives designated as hedges:
Interest rate swap	Interest expense	$262	$311
Interest rate swap	Unrealized (loss) gain on hedges	(184)	332
Net investment hedge	Unrealized gain (loss) on hedges	230	(278)

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended June 30, 2024 and 2023 (in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Adjustments(1)	Period

2024
Allowance for credit losses on accounts receivable	$1,221	$240	$78	$1,383

Reserve for inventory obsolescence	$12,858	$2,331	$2,496	$12,693

Deferred tax valuation allowance	$22,345	$-	$(1,690)	$24,035

2023
Allowance for credit losses on accounts receivable	$1,741	$140	$660	$1,221

Reserve for inventory obsolescence	$11,557	$1,740	$439	$12,858

Deferred tax valuation allowance	$23,097	$-	$752	$22,345

(1) Activity primarily represents amounts written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K for Year Ended June 30, 2024

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

3c)	Restated Bylaws of Twin Disc, Incorporated, as amended through October 29, 2021 (Incorporated by reference to Exhibit 3.2 of the Company's Form 8‑K dated October 29, 2020). File No. 001-07635.

Exhibit 10	Material Contracts	Included Herewith
a)	Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10.A of the Company’s Form 10-K dated September 2, 2021). File No. 001-07635.
b)	Twin Disc, Incorporated Amended and Restated 2021 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2024). File No. 001-07635.
c)

The Twin Disc, Incorporated 2021 Long-Term Incentive Compensation Plan (Incorporated by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on October 28, 2021). File No. 001-07635.

d)

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

f)

Form of Restricted Stock Unit Grant Agreement for restricted stock units granted on August 4, 2021 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 10, 2021). File No. 001-07635.

g)	Form of Restricted Stock Grant Agreement for restricted stock grants on August 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 8,2022). File No. 001-07635.
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

j)	Form of Restricted Stock Grant Agreement for restricted stock grants on August 3, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 9, 2023). File No. 001-07635.
k)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 4, 2023 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 9, 2023). File No. 001-07635.

l)

Amendment to Restricted Stock Unit Grant Agreement for restricted stock units granted on August 3, 2022 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 9, 2022). File No. 001-07635.

m)

Form of Restricted Stock Unit Grant Agreement for restricted stock unit grants on August 1, 2024 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 6, 2024). File No. 001-07635.

n)

Form of Performance Stock Award Grant Agreement for performance stock grants on August 1, 2024 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 6, 2024). File No. 001-07635.

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

kk)

Second Amended and Restated Forbearance Agreement and Amendment No. 8 to Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated March 4, 2022). File No. 001-07635.

ll) mm) nn)

Amendment No. 9 to Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated July 6, 2022). File No. 001-07635.

Amendment No. 10 to Credit Agreement between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated April 2, 2024). File No. 001-07635.

Fourth Amended and Restated Revolving Note between Twin Disc, Incorporated and BMO Harris Bank, N.A. (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated April 2, 2024). File No. 001-07635.

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

September 6, 2024	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 6, 2024	By: /s/ MICHAEL C. SMILEY
Michael C. Smiley
Chairman of the Board

September 6, 2024	By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

September 6, 2024	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

September 6, 2024	Michael Doar, Director
Janet P. Giesselman, Director David W. Johnson, Director Juliann Larimer, Director Kevin M. Olsen, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Attorney in Fact)