Form 10-Q
period 2024-09-27
TWIN DISC INC
filed 2024-11-06
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 27, 2024

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

Yes ☐              No ☑

At October 20, 2024, the registrant had 14,104,256 shares of its common stock outstanding.

Part I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 27, 2024	June 30, 2024
ASSETS
Current assets:
Cash	$16,711	$20,070
Trade accounts receivable, net	51,513	52,207
Inventories, net	143,865	130,484
Other current assets	18,158	16,870
Total current assets	230,247	219,631

Property, plant and equipment, net	58,959	58,074
Right-of-use operating lease assets	16,700	16,622
Intangible assets, net	12,291	12,686
Deferred income taxes	2,674	2,339
Other assets	2,676	2,706

Total assets	$323,547	$312,058

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Accounts payable	31,106	32,586
Accrued liabilities	70,263	64,930
Total current liabilities	103,369	99,516

Long-term debt	27,794	23,811
Right-of-use lease obligations	14,506	14,376
Accrued retirement benefits	7,867	7,854
Deferred income taxes	5,751	5,340
Other long-term liabilities	6,241	6,107
Total liabilities	165,528	157,004

Twin Disc, Incorporated shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	39,902	41,798
Retained earnings	126,257	129,592
Accumulated other comprehensive loss	(516)	(6,905)
	165,643	164,485
Less treasury stock, at cost (528,546 and 637,778 shares, respectively)	8,112	9,783

Total Twin Disc, Incorporated shareholders' equity	157,531	154,702

Noncontrolling interest	488	352
Total equity	158,019	155,054

Total liabilities and equity	$323,547	$312,058

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter-Ended
	September 27, 2024	September 29, 2023
Net sales	$72,897	$63,554
Cost of goods sold	53,575	43,818
Cost of goods sold - Sale of boat management system product line and related inventory	-	3,099
Gross profit	19,322	16,637

Marketing, engineering and administrative expenses	19,487	16,917
Loss from operations	(165)	(280)

Other Income (expense):
Interest expense	(636)	(394)
Other (expense) income, net	(1,344)	137
	(1,980)	(257)
Loss before income taxes and noncontrolling interest	(2,145)	(537)

Income tax expense	627	546
Net loss	(2,772)	(1,083)
Less: Net loss (income) attributable to noncontrolling interest, net of tax	7	(90)
Net loss attributable to Twin Disc, Incorporated	$(2,765)	$(1,173)

Dividends per share	$0.04	$-

Loss per share data:
Basic loss per share attributable to Twin Disc, Incorporated common shareholders	$(0.20)	$(0.09)
Diluted loss per share attributable to Twin Disc, Incorporated common shareholders	$(0.20)	$(0.09)

Weighted average shares outstanding data:
Basic shares outstanding	13,778	13,527
Diluted shares outstanding	13,778	13,527

Comprehensive income (loss)
Net loss	$(2,772)	$(1,083)
Benefit plan adjustments, net of income taxes of $11 and $5, respectively	221	(171)
Foreign currency translation adjustment	7,164	(3,036)
Unrealized (loss) gain on hedges, net of income taxes of $0 and 0, respectively	(853)	216
Comprehensive income (loss)	3,760	(4,074)
Less: Comprehensive income attributable to noncontrolling interest	136	150

Comprehensive income (loss) attributable to Twin Disc, Incorporated	$3,624	$(4,224)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarter Ended
	September 27,	September 29,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,772)	$(1,083)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	3,238	2,488
Gain on sale of assets	(9)	(16)
Loss on sale of boat management product line and related inventory	-	3,099
Restructuring expenses	-	(57)
Provision for deferred income taxes	(361)	97
Stock compensation expense and other non-cash changes, net	1,025	1,140
Net change in operating assets and liabilities	(5,465)	4,134

Net cash (used) provided by operating activities	(4,344)	9,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(2,362)	(3,690)
Proceeds from sale of fixed assets	9	-
Other, net	(369)	45

Net cash used by investing activities	(2,722)	(3,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	30,090	27,184
Repayments of revolving loan arrangements	(26,791)	(23,423)
Repayments of other long-term debt	-	(508)
Dividends paid to shareholders	(570)	-
Payments of right-of-use finance lease obligations	(546)	(847)
Payments of withholding taxes on stock compensation	(1,249)	(1,763)

Net cash provided by financing activities	934	643

Effect of exchange rate changes on cash	2,773	365

Net change in cash	(3,359)	7,165

Cash:
Beginning of period	20,070	13,263

End of period	$16,711	$20,428

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation and Other Information

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include adjustments, consisting primarily of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for  June 30, 2024. The prior year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

The condensed consolidated financial statements and information presented herein include the financial results of Katsa Oy (“Katsa”). On May 31, 2024, the Company completed the acquisition of 100% of the outstanding common stock of Katsa. Based in Finland, Katsa is a European manufacturer of custom-designed, high-quality power transmission components and gearboxes for industrial and marine end-markets for a broad range of end market applications. Katsa also provides a wide range of after-sales services, including spare part deliveries, reverse engineering, modeling, and gearbox refurbishment. The provisional fair value estimates of Katsa's property, plant and equipment, net, intangible assets, net, and deferred income taxes are pending final review by the Company, and Katsa is included in the Company's manufacturing segment.

The Company’s condensed consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly-owned domestic and foreign subsidiaries. The Company's reporting period ends on the last Friday of the quarterly calendar period.  The Company's fiscal year ends on  June 30, regardless of the day of the week on which  June 30 falls. One foreign subsidiary is included based on a fiscal year ending May 31, to facilitate prompt reporting of consolidated results. All significant intercompany transactions have been eliminated.

Recently Issued Not Yet Adopted Accounting Standards

In November 2023, the FASB issued guidance ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company expects to adopt the new annual disclosures as required for fiscal 2025 and the interim disclosures as required beginning with the first quarter of fiscal 2026.

In December 2023, the FASB issued guidance ASU 2023-09, "Improvements to Income Tax Disclosures," which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this standard on its financial statement disclosures.

Recently Adopted Accounting Standards

In June 2016, the FASB issued updated guidance (ASU 2016-13) and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04, ASU 2019-05 and ASU 2019-10 (collectively ASC 326). ASC 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward- looking information to calculate credit loss estimates. The amendments in this guidance are effective for filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, and for smaller reporting companies for fiscal years beginning after December 15, 2022 (the Company’s fiscal 2024), with early adoption permitted for certain amendments. ASC 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

B.	Inventories

The major classes of inventories were as follows:

	September 27, 2024	June 30, 2024
Inventories:
Finished parts	$65,318	$60,166
Work in process	28,000	23,096
Raw materials	50,547	47,222
	$143,865	$130,484

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

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended September 27, 2024 and September 29, 2023:

	For the Quarter Ended
	September 27, 2024	September 29, 2023
Reserve balance, beginning of period	$4,220	$3,476
Current period expense and adjustments	837	1,516
Payments or credits to customers	(821)	(821)
Translation	214	(11)
Reserve balance, end of period	$4,450	$4,160

The current portion of the warranty accrual ($3,452 and $3,409 as of September 27, 2024 and September 29, 2023, respectively) is reflected in accrued liabilities, while the long-term portion ($998 and $751 as of September 27, 2024 and September 29, 2023, respectively) is included in other long-term liabilities on the condensed consolidated balance sheets.

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

The Company has two reportable segments: manufacturing and distribution.  These segment structures reflect the way management makes operating decisions and manages the growth and profitability of the business. It also corresponds with management’s approach of allocating resources and assessing the performance of its segments. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers among segments are at established inter-company selling prices.  Management evaluates the performance of its segments based on net (loss) income.

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended
	September 27, 2024	September 29, 2023
Net sales
Manufacturing segment sales	$63,318	$54,537
Distribution segment sales	29,583	32,853
Inter/Intra segment elimination – manufacturing	(13,372)	(20,184)
Inter/Intra segment elimination – distribution	(6,632)	(3,652)
	$72,897	$63,554
Net (loss) income attributable to Twin Disc
Manufacturing segment net income	$1,869	$1,558
Distribution segment net income	951	1,006
Corporate and eliminations	(5,585)	(3,737)
	$(2,765)	$(1,173)

Assets	September 27, 2024	June 30, 2024
Manufacturing segment assets	$474,502	$443,149
Distribution segment assets	63,108	73,033
Corporate assets and elimination of intercompany assets	(214,063)	(204,124)
	$323,547	$312,058

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended September 27, 2024 and September 29, 2023.

Net sales by product group for the quarter ended September 27, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$8,797	$1,053	$(681)	$9,169
Land-based transmissions	18,153	3,563	(4,432)	17,284
Marine and propulsion systems	36,347	20,331	(14,578)	42,100
Other	21	4,636	(313)	4,344
Total	$63,318	$29,583	$(20,004)	$72,897

Net sales by product group for the quarter ended September 29, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,290	$1,028	$(634)	$5,684
Land-based transmissions	14,681	12,671	(8,774)	18,578
Marine and propulsion systems	34,566	16,320	(14,422)	36,464
Other	-	2,834	(6)	2,828
Total	$54,537	$32,853	$(23,836)	$63,554

F.	Stock-Based Compensation

In the first quarter of fiscal 2025, the Company adopted the Twin Disc, Incorporated Amended and Restated 2021 Omnibus Incentive Plan (the “Omnibus Plan”), which was subsequently approved by the Company’s shareholders.  The Omnibus Plan amended and restated the Twin Disc, Incorporated 2021 Long-Term Incentive Plan (the “2021 LTI Plan”), and effectively replaced the Twin Disc, Incorporated 2020 Stock Incentive Plan for Non-Employee Directors (the “2020 Directors' Plan”).  Benefits under the Omnibus Plan may be granted, awarded or paid in any one or a combination of stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled restricted stock units, performance stock awards, performance stock unit awards, performance unit awards, and dividend equivalent awards.  The Omnibus Plan is designed to benefit key employees (including officers) of the Company and its subsidiaries, as well as non-employee directors of the Company.

There is reserved for issuance under the Plan an aggregate of 1,636,550 shares of the Company’s common stock, which consists of the previously-approved 715,000 shares of common stock reserved for issuance under the 2021 LTI Plan prior to its amendment and restatement to become the Omnibus Plan; 521,550 shares of common stock that remained available for issuance under the 2020 Directors' Plan; and 400,000 newly authorized shares of common stock.  Shares issued under the Omnibus Plan may be authorized and unissued shares or shares reacquired by the Company in the open market or a combination of both.  The aggregate amount is subject to proportionate adjustments for stock dividends, stock splits and similar changes.

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2025 and 2024, the Company granted a target number of 116.1 and 119.3 PSAs, respectively, to various employees of the Company, including executive officers.

The fiscal 2025 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2027. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 232.2.

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

There were 350.0 and 329.9 unvested PSAs outstanding at September 27, 2024 and September 29, 2023, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $659 and $53 was recognized for the quarters ended September 27, 2024 and September 29, 2023, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at September 27, 2024 was $10.85. At September 27, 2024, the Company had $2,672 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2025 and 2024 awards. The total fair value of PSAs vested as of September 27, 2024 and September 29, 2023 was $0.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. During the first quarter of fiscal 2025 and 2024, the Company granted a target number of 0 and 10.5 PSUAs, respectively, to various individuals in the Company. The fiscal 2024 PSUAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20.9.

There were 10.5 and 10.5 unvested PSUAs outstanding at September 27, 2024 and September 29, 2023, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $11 and $7 was recognized for the quarters ended September 27, 2024 and September 29, 2023, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at September 27, 2024 was $12.15. At September 27, 2024, the Company had $76 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 awards. The total fair value of PSUAs vested as of September 27, 2024 and September 29, 2023 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2025 and 2024, the Company granted 1.8 and 81.5 service based restricted shares, respectively, to employees and non-employee directors. There were 244.4 and 260.2 unvested shares outstanding at September 27, 2024 and September 29, 2023, respectively. A total of 0 and 2.4 shares of restricted stock were forfeited during the quarters ended September 27, 2024 and September 29, 2023, respectively. Compensation expense of $311 and $312 was recognized for the quarters ended September 27, 2024 and September 29, 2023, respectively. The total fair value of restricted stock grants vested as of September 27, 2024 and September 29, 2023 was $27 and $1,623, respectively. As of September 27, 2024, the Company had $993 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first quarter of fiscal 2025 and 2024, the Company granted 77.4 and 7.1 of employment based RSUs, respectively. There were 156.9 and 136.8 unvested RSUs outstanding at September 27, 2024 and September 29, 2023, respectively. Compensation expense of $43 and $123 was recognized for the quarters ended September 27, 2024 and September 29, 2023, respectively. The total fair value of restricted stock units vested as of September 27, 2024 and September 29, 2023 was $701 and $0, respectively. The weighted average grant date fair value of the unvested awards at September 27, 2024 was $10.79. As of September 27, 2024, the Company had $1,089 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

G.	Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides healthcare and life insurance benefits for certain domestic retirees.

The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended
	September 27, 2024	September 29, 2023

Pension Benefits:
Service cost	$82	$94
Prior service cost	5	-
Interest cost	837	896
Expected return on plan assets	(826)	(1,048)
Amortization of transition obligation	10	10
Amortization of prior service cost	6	9
Amortization of actuarial net loss	246	15
Net periodic benefit cost (gain)	$360	$(24)

Postretirement Benefits:
Service cost	$3	$2
Interest cost	53	48
Amortization of prior service benefit	(69)	(22)
Amortization of actuarial net gain	(10)	(155)
Net periodic benefit gain	$(23)	$(127)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost are included in other (expense) income, net.

The Company expects to contribute approximately $556 to its pension plans in fiscal 2025. As of September 27, 2024, $205 in contributions to the pension plans have been made.

The Company has reclassified $221 (net of $11 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended September 27, 2024, and ($171) (net of $5 in taxes) during the quarter ended September 29, 2023. These reclassifications are included in the computation of net periodic benefit cost.

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

Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore, per ASC guidance, the fully valued domestic entity was removed from the annualized effective rate calculation. Because of the full U.S. valuation allowance, the U.S. entity may only recognize tax expense / benefit recorded for ASC 740-10 adjustments.

	For the Quarter-Ended
	September 27, 2024	September 29, 2023
Foreign earnings, before income taxes of $854 and $516, respectively	$3,443	$2,055
Domestic losses, before income taxes of ($227) and $30, respectively	(5,588)	(2,592)
Loss before income taxes and noncontrolling interest	$(2,145)	$(537)

Income tax expense	$627	$546

Effective income tax rate	-29.2%	-101.7%

Due to the full US valuation allowance currently in place, no tax benefit can be recognized on the domestic losses.

A discrete benefit was recorded during the period of ($227) related to the release of an uncertain tax position.

I.	Intangible Assets

As of September 27, 2024, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other	Total
Balance at June 30, 2024	$34,533	$(21,847)	$12,686	$6,720	$2,098	$1,511	$2,357	$12,686
Addition	186	-	186	-	-	-	186	186
Amortization	-	(926)	(926)	(338)	(360)	(22)	(206)	(926)
Translation adjustment	345	-	345	241	83	20	1	345
Balance at September 27, 2024	$35,064	$(22,773)	$12,291	$6,623	$1,821	$1,509	$2,338	$12,291

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 5 years.

Intangible amortization expense was $926 and $819 for the quarters ended September 27, 2024, and September 29, 2023, respectively. Estimated intangible amortization expense for the remainder of fiscal 2025 and each of the next five fiscal years is as follows:

Fiscal Year
2025	$2,701
2026	2,332
2027	2,225
2028	1,981
2029	1,433
2030	312
Thereafter	1,307
$12,291

J.	Long-term Debt

Long-term debt at September 27, 2024 and June 30, 2024 consisted of the following:

	September 27, 2024	June 30, 2024
Credit Agreement Debt
Revolving loans (expire April 2027)	$20,271	$16,288
Term loan (due April 2027)	9,500	9,500
Other	23	23
Subtotal	29,794	25,811
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$27,794	$23,811

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

Under the Credit Agreement as amended, interest rates are based on either the secured overnight financing rate (“SOFR”) or the euro interbank offered rate (the “EURIBO Rate”). Loans are designated either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin, or “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin. Amounts drawn on a Letter of Credit that are not timely reimbursed to the Bank bear interest at a Base Rate plus an Applicable Margin. The Company also pays a commitment fee on the average daily Unused Revolving Credit Commitment equal to an Applicable Margin. Currently, the Applicable Margins are between 2.00% and 3.50% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and 0.15% and 0.30% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

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

Upon the occurrence of an Event of Default, BMO may take the following actions upon written notice to the Company: (1) terminate its remaining obligations under the Credit Agreement; (2) declare all amounts outstanding under the Credit Agreement to be immediately due and payable; and (3) demand the Company to immediately Cash Collateralize L/C Obligations in an amount equal to 105% of the aggregate L/C Obligations or a greater amount if BMO determines a greater amount is necessary. If such Event of Default is due to the Company’s bankruptcy, BMO may take the three actions listed above without notice to the Company.

The Company remains in compliance with its liquidity and other covenants.

As of September 27, 2024, current maturities include $2,000 of term loan payments due within the coming year.

Other: During the quarter ended September 27, 2024, the average interest rate was 7.52% on the Term Loan, and 6.03% on the Revolving Loans.

As of September 27, 2024, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $41,027, and the Company had approximately $20,756 available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at September 27, 2024 and June 30, 2024. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of September 27, 2024, the notional amount was $9,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note N, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of September 27, 2024 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended September 27, 2024 and September 29, 2023.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarter of 2025 and 2024:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2024	$41,798	$129,592	$(6,905)	$(9,783)	$352	$155,054
Net loss		(2,765)			(7)	(2,772)
Dividends paid to shareholders		(570)				(570)
Translation adjustments			7,021		143	7,164
Benefit plan adjustments, net of tax			221			221
Unrealized loss on hedges, net of tax			(853)			(853)
Compensation expense	1,024					1,024
Stock awards, net	(2,920)			1,671		(1,249)
Balance, September 27, 2024	$39,902	$126,257	$(516)	$(8,112)	$488	$158,019

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2023	$42,855	$120,299	$(5,570)	$(12,491)	$424	$145,517
Net loss		(1,173)			90	(1,083)
Translation adjustments			(3,096)		60	(3,036)
Benefit plan adjustments, net of tax			(171)			(171)
Unrealized gain on hedges, net of tax			216			216
Compensation expense	495					495
Stock awards, net	(3,911)			2,148		(1,763)
Balance, September 29, 2023	$39,439	$119,126	$(8,621)	$(10,343)	$574	$140,175

Reconciliations for the changes in accumulated other comprehensive loss, net of tax, by component for the quarters ended September 27, 2024 and September 29, 2023 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2024	$(849)	$(8,062)	$504	$1,502
Translation adjustment during the quarter	7,021	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	221	(169)	(684)
Net current period other comprehensive income (loss)	7,021	221	(169)	(684)
Balance, September 27, 2024	$6,172	$(7,841)	$335	$818

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2023	$(1,582)	$(5,948)	$688	$1,272
Translation adjustment during the quarter	(3,096)	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(171)	(6)	222
Net current period other comprehensive (loss) income	(3,096)	(171)	(6)	222
Balance, September 29, 2023	$(4,678)	$(6,119)	$682	$1,494

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 27, 2024 are as follows:

	Amount Reclassified
	Quarter Ended
	September 27, 2024
Changes in benefit plan items
Actuarial gains	$285	(a)
Transition asset and prior service benefit	(53)	(a)
Total amortization	232
Income tax expense	(11)
Total reclassification net of tax	$221

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 29, 2023 is as follows:

	Amount Reclassified
	Quarter Ended
	September 29, 2023
Changes in benefit plan items
Actuarial losses	$(172)	(a)
Transition asset and prior service benefit	(4)	(a)
Total amortization	(176)
Income tax expense	5
Total reclassification net of tax	$(171)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	September 27, 2024	September 29, 2023
Basic:
Net loss	$(2,772)	$(1,083)
Less: Net loss (income) attributable to noncontrolling interest	7	(90)
Net loss attributable to Twin Disc, Incorporated	(2,765)	(1,173)

Weighted average shares outstanding - basic	13,778	13,527

Basic loss Per Share:
Net loss per share - basic	$(0.20)	$(0.09)

Diluted:
Net loss	$(2,772)	$(1,083)
Less: Net loss (income) attributable to noncontrolling interest	7	(90)
Net loss attributable to Twin Disc, Incorporated	(2,765)	(1,173)

Weighted average shares outstanding - basic	13,778	13,527
Weighted average shares outstanding - diluted	13,778	13,527

Diluted loss Per Share:
Net loss per share - diluted	$(0.20)	$(0.09)

The following potential common shares were excluded from diluted EPS for the quarter ended September 27, 2024 because they were anti-dilutive: 84.5 related to the Company’s unvested PSAs, 0.0 related to the Company’s unvested PSUA awards, 157.2 related to the Company’s unvested RS awards, and 103.2 related to the Company’s unvested RSUs.

The following potential common shares were excluded from diluted EPS for the quarter ended September 29, 2023 because they were anti-dilutive: 265.0 related to the Company’s unvested PSAs, 5.2 related to the Company’s unvested PSUA awards, 108.5 related to the Company’s unvested RS awards, and 72.6 related to the Company’s unvested RSUs.

M.	Lease Liabilities

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheets.

	Condensed Consolidated Balance Sheets Location	September 27, 2024	June 30, 2024
Lease Assets
Right-of-use operating lease assets	Right-of-use assets operating leases	$16,700	$16,622
Right-of-use finance lease assets	Property, plant and equipment, net	5,575	5,210

Lease Liabilities
Right-of-use operating lease liabilities, current	Accrued liabilities	$2,392	$2,352
Right-of-use operating lease liabilities, non-current	Right-of-use lease obligations	14,506	14,376
Right-of-use finance lease liabilities, current	Accrued liabilities	2,133	3,123
Right-of-use finance lease liabilities, non-current	Other long-term liabilities	$5,089	$4,795

The components of lease expense were as follows:

	For the Quarter Ended
	September 27, 2024	September 29, 2023
Finance lease cost:
Amortization of right-of-use assets	$232	$222
Interest on lease liabilities	94	73
Operating lease cost	939	893
Short-term lease cost	11	3
Variable lease cost	100	100
Total lease cost	1,376	1,291
Less: Sublease income	(21)	(20)
Net lease cost	$1,355	$1,271

Other information related to leases was as follows:

	For the Quarter Ended
	September 27, 2024	September 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,013	$924
Operating cash flows from finance leases	94	73
Financing cash flows from finance leases	546	847
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	330	15
Finance leases	508	484
Weighted average remaining lease term (years):
Operating leases	8.5	8.2
Finance lease	8.4	9.7
Weighted average discount rate:
Operating leases	8.4%	7.6%
Finance leases	6.5%	5.7%

Approximate future minimum rental commitments under non-cancellable leases as of September 27, 2024 were as follows:

	Operating Leases	Finance Leases
2025	$2,809	$2,462
2026	3,431	1,154
2027	3,023	1,097
2028	2,531	995
2029	2,335	680
2030	1,868	503
Thereafter	8,179	1,868
Total future lease payments	24,176	8,759
Less: Amount representing interest	(7,278)	(1,537)
Present value of future payments	$16,898	$7,222

N.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of September 27, 2024, with a notional amount of $9,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s SOFR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive loss to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its condensed consolidated statements of operations and comprehensive income (loss). Cash flows from derivative financial instruments are classified as cash flows from financing activities on the condensed consolidated statements of cash flows. These contracts generally have original maturities of greater than twelve months.

Net unrealized after-tax gains related to cash flow hedging activities that were included in accumulated other comprehensive loss were $335 and $504 as of September 27, 2024, and June 30, 2024, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that ($110) of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange rate risk related to its investment in net assets in foreign countries. During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax gains related to net investment hedging activities that were included in accumulated other comprehensive loss were $818 and $1,502 as of September 27, 2024 and June 30, 2024, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Condensed Consolidated Balance Sheets Location	September 27, 2024	June 30, 2024
Derivative designated as hedge:
Interest rate swap	Other current assets	$107	$218
Interest rate swap	Other noncurrent assets	18	76

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended September 27, 2024 and September 29, 2023, respectively, was as follows:

	Condensed Consolidated Statements of Operations	For the Quarter Ended
	and Comprehensive Income (Loss) Location	September 27, 2024	September 29, 2023
Derivative designated as hedge:
Interest rate swap	Interest expense	$57	$71
Interest rate swap	Unrealized loss on hedges	(169)	(6)
Net investment hedge	Unrealized (loss) gain on hedges	(684)	222

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our condensed consolidated financial statements as of September 27, 2024, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2024, as supplemented in this Quarterly Report, could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)
	Quarter Ended
	September 27, 2024	% of Net Sales	September 29, 2023	% of Net Sales
Net sales	$72,897		$63,554
Cost of goods sold	53,575		43,818
Cost of goods sold - Sale of boat management system product line and related inventory	-		3,099
Gross profit	19,322	26.5%	16,637	26.2%
Marketing, engineering and administrative expenses	19,487	26.7%	16,917	26.6%
Loss from operations	$(165)	-0.2%	$(280)	-0.4%

Comparison of the First Quarter of Fiscal 2025 with the First Quarter of Fiscal 2024

Net sales for the first quarter increased 14.7%, or $9.3 million, to $72.9 million from $63.6 million in the same quarter a year ago. The acquisition of Katsa Oy (“Katsa”), completed in the fourth quarter of fiscal 2024, contributed $9.2 million of additional revenue in the quarter. This was partially offset by the sale of the boat management system product line in the prior year, reducing revenue by $1.8 million in the quarter. The remaining increase of $1.9 million reflects continued growth in demand for the company’s Veth propulsion systems, along with improved revenue from the European and Australian distribution entities. The Company experienced a decline in demand for oilfield transmissions in China, negatively impacting revenue for the quarter. Global sales of marine and propulsion products improved 17.0% from the prior year, while shipments of industrial products improved by 61.3%. Shipments of off-highway transmission products declined by 7.0%, with a slow-down in the Chinese oil market. The European region saw a significant increase in revenue ($7.7 million or 35.6%) thanks primarily to the acquisition of Katsa. Sales into North America decreased 5.6%, or $1.0 million, on softer commercial marine shipments in the quarter. The Asia Pacific region declined 15.3%, or $3.0 million, on weaker demand for oilfield transmissions into China. Currency translation had a favorable impact on first quarter fiscal 2025 sales compared to the first quarter of the prior year totaling $0.7 million primarily due to the strengthening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 14.8%, or $8.1 million, versus the same quarter last year. The Company’s new acquisition in Finland, Katsa, contributed $9.2 million of incremental revenue. The U.S. manufacturing operations experienced a 1.8%, or $0.5 million, increase in sales versus the first fiscal quarter of 2024, with some improvement in demand for industrial products. The Company’s operation in the Netherlands saw increased revenue of $0.7 million (4.5%) compared to the first fiscal quarter of 2024, as this operation continues to experience record demand for its propulsion systems. The Company’s Belgian operation saw a decrease compared to the prior year first quarter (7.3% or $0.4 million), with weaker demand for its marine transmission products. The Company’s Italian manufacturing operation was down $2.1 million, 41.0%, compared to the first quarter of fiscal 2024, due primarily to the sale of the boat management product line in the prior year. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.2 million, 12.1%, compared to the prior year first quarter.

Our distribution segment experienced a decrease in sales of $2.6 million, 7.8%, in the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. The Company’s Asian distribution operations in Singapore, China and Japan were down 34.6% or $6.3 million from the prior year on delayed deliveries for energy related products into China. The Company’s North America distribution operation saw a slight decrease ($0.3 million or 6.2%) on timing of supply of product from the manufacturing operations. The Company’s European distribution operation saw a significant increase ($2.1 million or 58.8%) on a strong backlog of commercial marine projects. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in revenue (22.6% increase from the prior year first fiscal quarter), primarily due to strong pleasure craft demand and a favorable currency impact.

Gross profit as a percentage of sales for the first quarter of fiscal 2025 improved to 26.5%, compared to 26.2% for the same period last year. The improvement in the current year first quarter compared to the prior year result reflects the impact of additional volume partially offset by a negative mix impact.

For the fiscal 2025 first quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 26.7%, compared to 26.6% for the fiscal 2024 first quarter. ME&A expenses increased $2.6 million, 15.2%, over the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the addition of Katsa ($1.4 million), a stock-based compensation adjustment ($0.5 million), a legal settlement ($0.4 million) and a general inflationary impact ($0.3 million).

Interest expense was up $0.2 million to $0.6 million in the first quarter of fiscal 2025, with a higher average outstanding revolver balance following the Katsa acquisition.

Other expense of $1.3 million for the first fiscal quarter was primarily attributable to a currency loss ($1.1 million) and pension amortization expense ($0.2 million).

The fiscal 2025 first quarter effective tax rate was (29.2%) compared to (101.9%) in the prior fiscal year first quarter. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the change to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between September 27, 2024 and June 30, 2024

As of September 27, 2024, the Company had net working capital of $126.6 million, which represents an increase of $6.5 million, or 5.4%, from the net working capital of $120.1 million as of June 30, 2024.

Cash decreased by $3.4 million to $16.7 million as of September 27, 2024, versus $20.1 million as of June 30, 2024. As of September 27, 2024, the majority of the cash is at the Company’s overseas operations in Europe ($7.0 million) and Asia-Pacific ($9.5 million).

Trade receivables of $51.5 million were down $0.7 million, or 1.3%, when compared to last fiscal year-end. The impact of foreign currency translation was to increase accounts receivable by $1.4 million versus June 30, 2024. As a percent of sales, trade receivables finished at 70.7% in the first quarter of fiscal 2025 compared to 62.6% for the comparable period in fiscal 2024 and 61.8% for the fourth quarter of fiscal 2024.

Inventories increased by $13.4 million, or 10.3%, versus June 30, 2024 to $143.9 million. The impact of foreign currency translation was to increase inventories by $4.2 million versus June 30, 2024. The largest increase came at our operation in the Netherlands ($4.6 million) in support of growing backlog for the Veth product, also impacted by timing of shipment of several large projects. The Singapore distribution entity experienced a $2.3 million increase related to customer delays of deliveries on oilfield transmissions into China. Additional increases were seen at our facilities in Lufkin ($1.5 million) Belgium ($1.0 million) and Australia ($0.9 million). The global operations team is focused on driving inventory improvements in the second fiscal quarter and beyond, with several large orders expected to ship within the quarter. On a consolidated basis, as of September 27, 2024, the Company’s backlog of orders to be shipped over the next six months approximates $144.3 million, compared to $133.7 million at June 30, 2024 and $122.5 million at September 29, 2023. As a percentage of six-month backlog, inventory has increased from 98% at June 30, 2024 to 100% at September 27, 2024.

Net property, plant and equipment increased $0.9 million (0.1%) to $59.0 million versus $58.1 million at June 30, 2024. The Company had capital spending of $2.2 million in the quarter, and a favorable exchange impact of $0.8 million. These increases were offset by depreciation of $1.9 million. Capital spending occurring in the first quarter was primarily related to replacement capital, along with capital to drive growth and operating efficiencies. In total, the Company expects to invest between $13 and $15 million in capital assets in fiscal 2025. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 27, 2024 of $31.1 million was down $1.5 million, or 4.5%, from June 30, 2024. The impact of foreign currency translation was to increase accounts payable by $1.0 million versus June 30, 2024. The remaining decrease is primarily related to the timing of inventory receipts within the quarter.

Total borrowings and long-term debt as of September 27, 2024 increased $4.0 million to $29.8 million versus $25.8 million at June 30, 2024. During the first quarter, the Company reported negative free cash flow of $6.7 million (defined as operating cash flow less acquisitions of fixed assets), driven by unfavorable working capital movement related primarily to inventory, the payment of the annual bonus for fiscal 2024 and capital spending. The Company ended the quarter with total debt, net of cash, of $13.1 million, compared to $5.7 million at June 30, 2024, for a net degradation of $7.4 million.

Total equity increased $2.7 million, or 1.8%, to $157.4 million as of September 27, 2024. The net loss during the first quarter decreased equity by $2.9 million, offset by a favorable foreign currency translation of $7.0 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation decreased equity by $1.9 million. The net remaining decrease in equity of $0.7 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized loss on cash flow hedges.

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

Other significant contractual obligations as of September 27, 2024 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of September 27, 2024, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company has long-term obligations related to its postretirement plans which are discussed in detail in Note G "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2025, the Company expects to contribute $0.5 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2025, the Company expects to contribute $0.6 million to its defined benefit pension plans.  The Company does not have any material off-balance sheet arrangements.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2024. There have been no significant changes to those accounting policies subsequent to June 30, 2024.

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

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2024 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 27, 2024, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, – July 26, 2024	0	NA	0	315,000

July 27 – August 30, 2024	90,894	NA	0	315,000

August 31 – September 27, 2024	0	NA	0	315,000

Total	90,894	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and performance stock issued under the Twin Disc, Incorporated 2021 and 2018 Long-Term Incentive Compensation Plans.

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of September 27, 2024, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended September 27, 2024.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 6, 2024	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer