Form 10-Q
period 2024-12-27
TWIN DISC INC
filed 2025-02-05
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 27, 2024

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

Yes ☐                 No ☑

At January 20, 2025, the registrant had 14,145,862 shares of its common stock outstanding.

Part I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 27, 2024	June 30, 2024
ASSETS
Current assets:
Cash	$15,906	$20,070
Trade accounts receivable, net	53,670	52,207
Inventories, net	128,278	130,484
Other current assets	18,712	16,870
Total current assets	216,566	219,631

Property, plant and equipment, net	58,508	58,074
Right-of-use operating lease assets	16,431	16,622
Intangible assets, net	10,856	12,686
Deferred income taxes	2,277	2,339
Other noncurrent assets	2,722	2,706

Total assets	$307,360	$312,058

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$2,000	$2,000
Current maturities of right-of use operating lease obligations	2,813	2,521
Accounts payable	28,561	32,586
Accrued liabilities	69,284	62,409
Total current liabilities	102,658	99,516

Long-term debt	22,873	23,811
Right-of-use operating lease obligations	13,656	14,376
Accrued retirement benefits	9,613	7,854
Deferred income taxes	4,712	5,340
Other long-term liabilities	6,214	6,107
Total liabilities	159,726	157,004

Twin Disc, Incorporated shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	40,111	41,798
Retained earnings	126,610	129,592
Accumulated other comprehensive loss	(12,222)	(6,905)
	154,499	164,485
Less treasury stock, at cost (486,940 and 637,778 shares, respectively)	7,475	9,783

Total Twin Disc, Incorporated shareholders' equity	147,024	154,702

Noncontrolling interest	610	352
Total equity	147,634	155,054

Total liabilities and equity	$307,360	$312,058

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE (LOSS) INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023

Net sales	$89,921	$72,994	$162,818	$136,547
Cost of goods sold	66,662	52,338	120,237	96,156
Cost of goods sold - Other	1,579	-	1,579	3,099
Gross profit	21,680	20,656	41,002	37,292

Marketing, engineering and administrative expenses	18,920	17,218	38,407	34,136
Income from operations	2,760	3,438	2,595	3,156

Other (expense) income:
Interest expense	(495)	(392)	(1,131)	(786)
Other income (expense), net	386	(449)	(958)	(310)
	(109)	(841)	(2,089)	(1,096)

Income before income taxes and noncontrolling interest	2,651	2,597	506	2,060
Income tax expense	1,552	1,662	2,179	2,208

Net income (loss)	1,099	935	(1,673)	(148)
Less: Net income attributable to noncontrolling interest, net of tax	(180)	(5)	(173)	(95)
Net income (loss) attributable to Twin Disc, Incorporated	$919	$930	$(1,846)	$(243)

Dividends per share	$0.04	$0.04	$0.08	$0.04

Income (loss) per share data:
Basic income (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.07	$0.07	$(0.13)	$(0.02)
Diluted income (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.07	$0.07	$(0.13)	$(0.02)

Weighted average shares outstanding data:
Basic shares outstanding	13,868	13,718	13,818	13,629
Diluted shares outstanding	14,058	13,923	13,818	13,629

Comprehensive (loss) income
Net income (loss)	$1,099	$935	$(1,673)	$(148)
Benefit plan adjustments, net of income taxes of $13, ($13), $2 and ($8), respectively	(1,668)	(108)	(1,446)	(279)
Foreign currency translation adjustment	(11,369)	5,190	(4,078)	2,154
Unrealized gain (loss) on hedges, net of income taxes of $0, $0, $0 and $0, respectively	1,146	(485)	293	(269)
Comprehensive (loss) income	(10,792)	5,532	(6,904)	1,458
Less: Comprehensive income attributable to noncontrolling interest	(122)	(40)	(258)	(190)
Comprehensive (loss) income attributable to Twin Disc, Incorporated	$(10,914)	$5,492	$(7,162)	$1,268

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
	December 27, 2024	December 29, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,673)	$(148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,534	5,023
Gain on sale of assets	(39)	(42)
Loss on write-down of industrial product inventory	1,579	-
Loss on sale of boat management product line and related inventory	-	3,099
(Benefit) provision for deferred income taxes	(363)	280
Stock compensation expense and other non-cash changes, net	1,625	1,413
Net change in operating assets and liabilities	(3,348)	6,422

Net cash provided by operating activities	4,315	16,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(5,142)	(5,419)
Proceeds from sale of fixed assets	39	-
Other, net	(76)	(252)

Net cash used by investing activities	(5,179)	(5,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	54,824	50,632
Repayments of revolving loan arrangements	(54,824)	(50,632)
Repayments of other long-term debt	(500)	(1,010)
Dividends paid to shareholders	(1,136)	(560)
Payments of right-of-use finance lease obligations	(1,017)	(471)
Payments of withholding taxes on stock compensation	(1,256)	(1,772)

Net cash used by financing activities	(3,909)	(3,813)

Effect of exchange rate changes on cash	609	1,195

Net change in cash	(4,164)	7,758

Cash:
Beginning of period	20,070	13,263

End of period	$15,906	$21,021

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

Certain prior year immaterial amounts have been reclassified to conform with the current year's presentation.  The changes did not have a material impact on the Company's condensed consolidated financial position, results of operations, or cash flows in any of the periods presented.

Recently Issued Not Yet Adopted Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or the Company’s fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. The company is currently assessing the impact of the requirements on our Condensed Consolidated Financial Statements.  The Company is currently evaluating the impact of adopting this standard on it financial statement disclosures.

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

B.         Inventories

The major classes of inventories were as follows:

	December 27, 2024	June 30, 2024
Inventories:
Finished parts	$59,396	$60,166
Work in process	24,503	23,096
Raw materials	44,379	47,222
	$128,278	$130,484

In the second quarter of fiscal year 2025, the Company completed a product rationalization evaluation on its industrial product offerings. As a result of the evaluation, an inventory write-down on certain industrial products, totaling $1.6 million, was recorded.

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

C.         Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended December 27, 2024 and December 29, 2023:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Reserve balance, beginning of period	$4,450	$4,160	$4,220	$3,476
Current period expense and adjustments	1,762	1,208	2,598	2,724
Payments or credits to customers	(1,851)	(898)	(2,517)	(1,718)
Translation	198	18	258	6
Reserve balance, end of period	$4,559	$4,488	$4,559	$4,488

The current portion of the warranty accrual ($3,467 and $3,549 as of December 27, 2024 and December 29, 2023, respectively) is reflected in accrued liabilities, while the long-term portion ($1,092 and $939 as of December 27, 2024 and December 29, 2023, respectively) is included in other long-term liabilities on the consolidated balance sheets.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net sales
Manufacturing segment sales	$76,463	$58,368	$139,781	$112,906
Distribution segment sales	35,727	37,242	65,311	70,095
Inter/Intra segment elimination – manufacturing	(14,673)	(18,795)	(28,045)	(38,979)
Inter/Intra segment elimination – distribution	(7,596)	(3,821)	(14,229)	(7,475)
	$89,921	$72,994	$162,818	$136,547
Net income (loss) attributable to Twin Disc, Incorporated
Manufacturing segment net income	$3,131	$2,078	$5,000	$3,636
Distribution segment net income	1,228	3,173	2,179	4,179
Corporate and eliminations	(3,440)	(4,321)	(9,025)	(8,058)
	$919	$930	$(1,846)	$(243)

Assets	December 27, 2024	June 30, 2024
Manufacturing segment assets	$459,422	$443,149
Distribution segment assets	39,376	73,033
Corporate assets and elimination of intercompany assets	(191,438)	(204,124)
	$307,360	$312,058

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended December 27, 2024 and December 29, 2023.

Net sales by product group for the quarter ended December 27, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$9,329	$1,053	$(923)	$9,459
Land-based transmissions	18,594	2,101	(1,685)	19,010
Marine and propulsion systems	48,512	27,659	(19,479)	56,692
Other	28	4,914	(182)	4,760
Total	$76,463	$35,727	$(22,269)	$89,921

Net sales by product group for the quarter ended December 29, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,704	$1,557	$(730)	$6,531
Land-based transmissions	15,003	7,953	(7,093)	15,863
Marine and propulsion systems	37,661	24,058	(14,773)	46,946
Other	-	3,674	(20)	3,654
Total	$58,368	$37,242	$(22,616)	$72,994

Net Sales by product group for the two quarters ended December 27, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$18,126	$2,106	$(1,604)	$18,628
Land-based transmissions	36,747	5,664	(6,117)	36,294
Marine and propulsion systems	84,859	48,992	(34,057)	99,794
Other	49	8,549	(496)	8,102
Total	$139,781	$65,311	$(42,274)	$162,818

Net Sales by product group for the two quarters ended December 29, 2023 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$10,994	$2,586	$(1,364)	$12,216
Land-based transmissions	29,684	20,623	(15,867)	34,440
Marine and propulsion systems	72,228	40,378	(29,197)	83,409
Other	-	6,508	(26)	6,482
Total	$112,906	$70,095	$(46,454)	$136,547

F.         Stock-Based Compensation

In the first quarter of fiscal 2025, the Company adopted the Twin Disc, Incorporated Amended and Restated 2021 Omnibus Incentive Plan (the “Omnibus Plan”), which was subsequently approved by the Company’s shareholders.  The Omnibus Plan amended and restated the Twin Disc, Incorporated 2021 Long-Term Incentive Plan (the “2021 LTI Plan”), and effectively replaced the Twin Disc, Incorporated 2020 Stock Incentive Plan for Non-Employee Directors (the “2020 Directors' Plan”).  Benefits under the Omnibus Plan may be granted, awarded or paid in any one or a combination of stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled restricted stock units, performance stock awards, performance stock unit awards, performance unit awards, and dividend equivalent awards.  The Omnibus Plan is designed to benefit key employees and consultants of the Company and its subsidiaries, as well as non-employee directors of the Company.

There is reserved for issuance under the Plan an aggregate of 1,636,550 shares of the Company’s common stock, which consists of the previously-approved 715,000 shares of common stock reserved for issuance under the 2021 LTI Plan prior to its amendment and restatement to become the Omnibus Plan; 521,550 shares of common stock that remained available for issuance under the 2020 Directors' Plan; and 400,000 newly authorized shares of common stock. Shares issued under the Omnibus Plan may be authorized and unissued shares or shares reacquired by the Company in the open market or a combination of both. The aggregate amount is subject to proportionate adjustments for stock dividends, stock splits and similar changes.

Performance Stock Awards (“PSA”)

During the first two quarters of fiscal 2025 and 2024, the Company granted a target number of 116.1 and 119.3 PSAs, respectively, to various employees of the Company, including executive officers.

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

There were 350.0 and 335.2 unvested PSAs outstanding at December 27, 2024 and December 29, 2023, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $376 and $325 was recognized for the quarters ended December 27, 2024 and December 29, 2023, respectively, related to PSAs. Compensation expense of $1,035 and $379 was recognized for the two quarters ended December 27, 2024 and December 29, 2023, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at December 27, 2024 was $10.85. At December 27, 2024, the Company had $2,296 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 and 2023 awards. The total fair value of PSAs vested as of December 27, 2024 and December 29, 2023 was $0.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. During the first two quarters of fiscal 2024 and 2023, the Company granted a target number of 0 and 10.5 PSUAs, respectively, to various individuals in the Company. The fiscal 2024 PSUAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20.9.

There were 10.5 and 10.5 unvested PSUAs outstanding at December 27, 2024 and December 29, 2023, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $11 and $11 was recognized for the quarters ended December 27, 2024 and December 29, 2023, respectively, related to PSUAs. Compensation expense of $22 and $18 was recognized for the two quarters ended December 27, 2024 and December 29, 2023, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at December 27, 2024 was $12.15. At December 27, 2024, the Company had $65 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 awards. The total fair value of PSUAs vested as of December 27, 2024 and December 29, 2023 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first two quarters of fiscal 2024 and 2023, the Company granted 44.0 and 115.7 service based restricted shares, respectively, to employees and non-employee directors. There were 251.0 and 251.3 unvested shares outstanding at December 27, 2024 and December 29, 2023, respectively. A total of 0 and 2.4 shares of restricted stock were forfeited during the two quarters ended December 27, 2024 and December 29, 2023, respectively. Compensation expense of $317 and $310 was recognized for the quarters ended December 27, 2024 and December 29, 2023, respectively. Compensation expense of $628 and $623 was recognized for the two quarters ended December 27, 2024 and December 29, 2023, respectively. The total fair value of restricted stock grants vested as of December 27, 2024 and December 29, 2023 was $437 and $2,206, respectively. As of December 27, 2024, the Company had $1,176 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first two quarters of fiscal 2024 and 2023, the Company granted 77.4 and 7.1 of employment based RSUs, respectively. There were 159.9 and 135.0 unvested RSUs outstanding at December 27, 2024 and December 29, 2023, respectively. Compensation expense of $149 and $126 was recognized for the quarters ended December 27, 2024 and December 29, 2023, respectively. Compensation expense of $192 and $247 was recognized for the two quarters ended December 27, 2024 and December 29, 2023, respectively. The total fair value of restricted stock units vested as of December 27, 2024 and December 29, 2023 was $701 and $25, respectively. The weighted average grant date fair value of the unvested awards at December 27, 2024 was $10.88. As of December 27, 2024, the Company had $1,022 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

G.         Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides healthcare and life insurance benefits for certain domestic retirees.

The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Pension Benefits:
Service cost	$81	$94	$164	$188
Prior service cost	5	-	10	-
Interest cost	836	896	1,672	1,792
Expected return on plan assets	(826)	(1,048)	(1,652)	(2,096)
Amortization of transition obligation	10	10	20	19
Amortization of prior service cost	6	9	13	17
Amortization of actuarial net loss	246	16	493	31
Net periodic benefit cost (gain)	$358	$(23)	$720	$(49)

Postretirement Benefits:
Service cost	$2	$2	$5	$4
Interest cost	53	48	106	95
Amortization of prior service benefit	(69)	(22)	(137)	(44)
Amortization of actuarial net gain	(10)	(155)	(19)	(310)
Net periodic benefit gain	$(24)	$(127)	$(45)	$(255)

The service cost component is included in cost of goods sold and marketing, engineering, and administrative expenses. All other components of net periodic benefit cost are included in other (expense) income, net.

The Company expects to contribute approximately $535 to its pension plans in fiscal 2024. As of December 27, 2024, $396 in contributions to the pension plans have been made.

The Company has reclassified $140 (net of $13 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 27, 2024, and ($108) (net of ($13) in taxes) during the quarter ended December 29, 2023. These reclassifications are included in the computation of net periodic benefit cost (gain). The Company has reclassified $361 (net of $2 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 27, 2024, and ($279) (net of ($8) in taxes) during the two quarters ended December 29, 2023. These reclassifications are included in the computation of net periodic benefit cost (gain).

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

Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore, per ASC guidance, the fully valued domestic entity was removed from the annualized effective rate calculation. Because of the full U.S. valuation allowance, the U.S. entity may only recognize tax expense (benefit) recorded for ASC 740-10 adjustments.

	For the Quarter-Ended		For the Two Quarters Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Foreign earnings, before income taxes of $1,552, $1,683, $2,406, and $2,199, respectively	$5,660	$6,209	$9,100	$8,264
Domestic losses, before income taxes of $0, ($21), ($227) and $9, respectively	(3,009)	(3,612)	(8,594)	(6,204)
Earnings before income taxes and noncontrolling interest	$2,651	$2,597	$506	$2,060

Income tax expense	$1,552	$1,662	$2,179	$2,208
Effective income tax rate	58.5%	64.0%	430.6%	107.2%

Due to the full US valuation allowance currently in place, no tax benefit can be recognized on the domestic losses.

A discrete expense was recorded during the period of $148 related to foreign returns filed compared to income tax provision accrued.

I.         Intangible Assets

As of December 27, 2024, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other	Total
Balance at June 30, 2024	$34,533	$(21,847)	$12,686	$6,720	$2,098	$1,511	$2,357	$12,686
Addition	203	-	203	-	-	-	203	203
Amortization	-	(1,806)	(1,806)	(650)	(627)	(125)	(404)	(1,806)
Translation adjustment	(227)	-	(227)	(156)	(50)	(18)	(3)	(227)
Balance at December 27, 2024	$34,509	$(23,653)	$10,856	$5,914	$1,421	$1,368	$2,153	$10,856

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 5 years.

Intangible amortization expense was $880 and $817 for the quarters ended December 27, 2024, and December 29, 2023, respectively. Intangible amortization expense was $1,806 and $1,636 for the two quarters ended December 27, 2024, and December 29, 2023, respectively. Estimated intangible amortization expense for the remainder of fiscal 2025 and each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2025	$1,678
2026	2,552
2027	1,992
2028	1,785
2029	1,331
2030	307
Thereafter	1,211
$10,856

J.	Long-term Debt

Long-term debt at December 27, 2024 and June 30, 2024 consisted of the following:

	December 27, 2024	June 30, 2024
Credit Agreement Debt
Revolving loans (expire April 2027)	$15,851	$16,288
Term loan (due April 2027)	9,000	9,500
Other	22	23
Subtotal	24,873	25,811
Less: current maturities	(2,000)	(2,000)
Total long-term debt	$22,873	$23,811

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

As of December 27, 2024, current maturities include $2,000 of term loan payments due within the coming year.

Other: During the quarter ended December 27, 2024, the average interest rate was 7.94% on the Term Loan, and 6.09% on the Revolving Loans.

As of December 27, 2024, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $42,909, and the Company had approximately $27,058 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at December 27, 2024 and June 30, 2024. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of December 27, 2024, the notional amount was $9,000. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of December 27, 2024 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended December 27, 2024 and December 29, 2023.

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2025 and 2024:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2024	41,798	129,592	(6,905)	(9,783)	352	$155,054
Net loss		(2,765)			(7)	(2,772)
Dividends paid to shareholders		(570)				(570)
Translation adjustments			7,148		143	7,291
Benefit plan adjustments, net of tax			221			221
Unrealized loss on hedges, net of tax			(853)			(853)
Compensation expense	1,024					1,024
Stock awards, net	(2,920)			1,671		(1,249)
Balance, September 27, 2024	39,902	126,257	(389)	(8,112)	488	158,146
Net income		919			180	1,099
Dividends paid to shareholders		(566)				(566)
Translation adjustments			(11,311)		(58)	(11,369)
Benefit plan adjustments, net of tax			(1,668)			(1,668)
Unrealized gain on hedges, net of tax			1,146			1,146
Compensation expense	853					853
Stock awards, net	(644)			637		(7)
Balance, December 27, 2024	$40,111	$126,610	$(12,222)	$(7,475)	$610	$147,634

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2023	42,855	120,299	(5,570)	(12,491)	424	$145,517
Net (loss) income		(1,173)			90	(1,083)
Translation adjustments			(3,096)		60	(3,036)
Benefit plan adjustments, net of tax			(171)			(171)
Unrealized gain on hedges, net of tax			216			216
Compensation expense	495					495
Stock awards, net	(3,911)			2,148		(1,763)
Balance, September 29, 2023	39,439	119,126	(8,621)	(10,343)	574	140,175
Net income		930			5	935
Dividends paid to shareholders		(560)				(560)
Translation adjustments			5,155		35	5,190
Benefit plan adjustments, net of tax			(108)			(108)
Unrealized loss on hedges, net of tax			(485)			(485)
Compensation expense	772					772
Stock awards, net	(550)			541		(9)
Balance, December 29, 2023	$39,661	$119,496	$(4,059)	$(9,802)	$614	$145,910

Reconciliations for the changes in accumulated other comprehensive loss, net of tax, by component for the quarters ended December 27, 2024 and December 29, 2023 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2024	$(849)	$(8,062)	$504	$1,502
Translation adjustment during the quarter	7,148	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	221	(169)	(684)
Net current period other comprehensive income (loss)	7,148	221	(169)	(684)
Balance, September 27, 2024	$6,299	$(7,841)	$335	$818
Translation adjustment during the quarter	(11,311)	-	-	-
Return on plan assets		(1,808)
Amounts reclassified from accumulated other comprehensive loss	-	140	24	1,122
Net current period other comprehensive (loss) income	(11,311)	(1,668)	24	1,122
Balance, December 27, 2024	$(5,012)	$(9,509)	$359	$1,940

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2023	$(1,582)	$(5,948)	$688	$1,272
Translation adjustment during the quarter	(3,096)	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(171)	(6)	222
Net current period other comprehensive (loss) income	(3,096)	(171)	(6)	222
Balance, September 29, 2023	$(4,678)	$(6,119)	$682	$1,494
Translation adjustment during the quarter	5,155	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(108)	(183)	(302)
Net current period other comprehensive income (loss)	5,155	(108)	(183)	(302)
Balance, December 29, 2023	$477	$(6,227)	$499	$1,192

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 27, 2024 are as follows:

	Quarter Ended		Two Quarters Ended
	December 27, 2024		December 27, 2024
Changes in benefit plan items
Actuarial losses	$180	(a)	$464	(a)
Transition asset and prior service benefit	(53	)(a)	(104	)(a)
Return on plan assets	(1,808)		(1,808)
Total amortization	(1,681)		(1,448)
Income taxes	13		2
Total reclassification, net of tax	$(1,668)		$(1,446)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 29, 2023 is as follows:

	Quarter Ended		Two Quarters Ended
	December 29, 2023		December 29, 2023
Changes in benefit plan items
Actuarial losses	$(91	)(a)	$(263	)(a)
Transition asset and prior service benefit	(4	)(a)	(8	)(a)
Total amortization	(95)		(271)
Income taxes	(13)		(8)
Total reclassification, net of tax	$(108)		$(279)

(a)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note G, "Pension and Other Postretirement Benefit Plans" for further details).

L.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Basic:
Net income (loss)	$1,099	$935	$(1,673)	$(148)
Less: Net income attributable to noncontrolling interest, net of tax	(180)	(5)	(173)	(95)
Net income (loss) attributable to Twin Disc, Incorporated	919	930	(1,846)	(243)

Weighted average shares outstanding - basic	13,868	13,718	13,818	13,629

Basic Income (Loss) Per Share:
Net earnings (loss) per share - basic	$0.07	$0.07	$(0.13)	$(0.02)

Diluted:
Net income (loss)	$1,099	$935	$(1,673)	$(148)
Less: Net income attributable to noncontrolling interest, net of tax	(180)	(5)	(173)	(95)
Net income (loss) attributable to Twin Disc, Incorporated	919	930	(1,846)	(243)

Weighted average shares outstanding - basic	13,868	13,718	13,818	13,629
Effect of dilutive stock awards	190	205	-	-
Weighted average shares outstanding - diluted	14,058	13,923	13,818	13,629

Diluted Income (Loss) Per Share:
Net earnings (loss) per share - diluted	$0.07	$0.07	$(0.13)	$(0.02)

The following potential common shares were excluded from diluted EPS for the two quarters ended December 27, 2024 as the Company reported a net loss: 404.3 related to the Company’s unvested PSAs, 7.9 related to the Company’s unvested PSAUs, 171.0 related to the Company’s unvested RS awards, and 68.0 related to the Company’s unvested RSUs.

The following potential common shares were excluded from diluted EPS for the two quarters ended December 29, 2023 as the Company reported a net loss: 330.0 related to the Company’s unvested PSAs, 10.5 related to the Company’s unvested PSAUs, 80.2 related to the Company’s unvested RS awards, and 87.4 related to the Company’s unvested RSUs.

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Condensed Consolidated Balance Sheet Location	December 27, 2024	June 30, 2024
Lease Assets
Right-of-use operating lease assets	Right-of-use operating lease assets	$16,431	$16,622
Right-of-use finance lease assets	Property, plant and equipment, net	5,435	5,210

Lease Liabilities
Right-of use operating lease liabilities, current	Current maturities of right-of use operating lease obligations	$2,813	$2,521
Right-of use operating lease liabilities, non-current	Right-of use operating lease obligations	13,656	14,376
Right of use finance lease liabilities, current	Accrued liabilities	880	713
Right of use finance lease liabilities, non-current	Other long-term liabilities	4,980	4,795

The components of lease expense were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Finance lease cost:
Amortization of right-of-use assets	$237	$175	$469	$397
Interest on lease liabilities	96	77	189	151
Operating lease cost	1,003	882	1,942	1,775
Short-term lease cost	22	6	33	9
Variable lease cost	139	99	239	199
Total lease cost	1,497	1,239	2,874	2,531
Less: Sublease income	(21)	(20)	(42)	(41)
Net lease cost	$1,476	$1,219	$2,830	$2,490

Other information related to leases was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,084	$934	$2,086	$1,871
Operating cash flows from finance leases	97	76	192	149
Financing cash flows from finance leases	471	207	1,017	471
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	1,255	188	1,581	188
Finance leases	224	123	732	657
Weighted average remaining lease term (years):
Operating leases			7.9	8.1
Finance lease			8.1	9.5
Weighted average discount rate:
Operating leases			8.5%	7.6%
Finance leases			6.4%	5.8%

Approximate future minimum rental commitments under non-cancellable leases as of December 27, 2024 were as follows:

	Operating Leases	Finance Leases
2024	$2,095	$593
2025	3,869	1,154
2026	3,233	1,085
2027	2,339	986
2028	2,215	695
2029	1,774	526
Thereafter	7,661	2,285
Total future lease payments	23,186	7,324
Less: Amount representing interest	(6,717)	(1,464)
Present value of future payments	$16,469	$5,860

N.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of December 27, 2024, with a notional amount of $9,000. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax gains related to cash flow hedging activities that were included in accumulated other comprehensive loss were $359 and $504 as of December 27, 2024, and June 30, 2024, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $132 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange rate risk related to its investment in net assets in foreign countries. During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in accumulated other comprehensive loss were $1,940 and $1,502 as of December 27, 2024 and June 30, 2024, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Condensed Consolidated Balance Sheet Location	December 27, 2024	June 30, 2024
Derivative designated as hedge:
Interest rate swap	Other current assets	$123	$218
Interest rate swap	Other noncurrent assets	26	76

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive (loss) income for the quarters ended December 27, 2024 and December 29, 2023, respectively, was as follows:

	Condensed Consolidated Statements of Operations and Comprehensive	For the Quarter Ended		For the Two Quarters Ended
	(Loss) Income Location	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Derivative designated as hedge:
Interest rate swap	Interest expense	$55	$67	$112	$138
Interest rate swap	Unrealized gain (loss) on hedges	(24)	183	145	189
Net investment hedge	Unrealized gain (loss) on hedges	(1,122)	302	(438)	80

Item 2.         Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of December 27, 2024, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

	Quarter Ended				Two Quarters Ended
	December 27, 2024	% of Net Sales	December 29, 2023	% of Net Sales	December 27, 2024	% of Net Sales	December 29, 2023	% of Net Sales
Net sales	$89,921		$72,994		$162,818		$136,547
Cost of goods sold	66,662		52,338		120,237		96,156
Cost of goods sold - other	1,579		-		1,579		3,099
Gross profit	21,680	24.1%	20,656	28.3%	41,002	25.2%	37,292	27.3%
Marketing, engineering and administrative expenses	18,920	21.0%	17,218	23.6%	38,407	23.6%	34,136	25.0%
Income from operations	$2,760	3.1%	$3,438	4.7%	$2,595	1.6%	$3,156	2.3%

Comparison of the Second Quarter of Fiscal 2025 with the Second Quarter of Fiscal 2024

Net sales for the second quarter increased 23.2%, or $16.9 million, to $89.9 million from $73.0 million in the same quarter a year ago. The acquisition of Katsa Oy, completed in the fourth quarter of fiscal 2024, contributed $10.0 million of additional revenue in the quarter. This was partially offset by the sale of the boat management system product line in the prior year, reducing revenue by $0.8 million in the quarter. The remaining increase of $7.1 million primarily reflects continued growth in demand for the company’s Veth propulsion systems, along with improved shipments of the Company’s products for the airport rescue and firefighting (“ARFF”) market. The Company experienced a decline in demand for oilfield transmissions, negatively impacting revenue for the quarter. Global sales of marine and propulsion products improved 20.8% from the prior year, while shipments of industrial products improved by 44.8%. Shipments of off-highway transmission products improved by 19.8%, with improving ARFF shipments. The European region saw a significant increase in revenue ($5.4 million or 21.5%) thanks primarily to the acquisition of Katsa. Sales into North America increased 13.3%, or $2.7 million, on improved industrial and commercial marine shipments in the quarter. The Asia Pacific region increased 2.1%, or $0.4 million, on flat demand for oilfield transmissions into China. Currency translation had a favorable impact on second quarter fiscal 2025 sales compared to the second quarter of the prior year totaling $0.4 million primarily due to the strengthening of the euro, Singapore dollar and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 31.0%, or $18.1 million, versus the same quarter last year. The Company’s new acquisition, Katsa Oy, in Finland contributed $10.0 million of incremental revenue. The U.S. manufacturing operations experienced a 10.3%, or $2.9 million, increase in sales versus the second fiscal quarter of 2024, with improvement in demand for ARFF and industrial products. The Company’s operation in the Netherlands saw increased revenue of $8.2 million (48.6%) compared to the second fiscal quarter of 2024, as this operation continues to experience record demand for its propulsion systems. The Company’s Belgian operation saw a decrease compared to the prior year first quarter (20.3% or $1.4 million), with weaker demand for its marine transmission products. The Company’s Italian manufacturing operations were down $2.4 million (47.8%) compared to the second quarter of fiscal 2024, due primarily to the sale of the boat management product line in the prior year, along with weaker European demand for industrial and commercial marine products. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.1 million (6.1%) compared to the prior year second quarter.

Our distribution segment experienced a decrease in sales of $1.5 million (6.1%) in the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. The Company’s Asian distribution operations in Singapore, China and Japan were up 39.8% or $4.6 million from the prior year on improved deliveries of commercial marine transmissions. The Company’s North America distribution operation saw a decrease ($2.2 million or 27.2%) on timing of shipments from European manufacturing operations and some softening in North American demand. The Company’s European distribution operation saw a decline ($0.9 million or 12.3%) on weaker shipments of commercial marine projects. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in revenue of 17.9% from the prior year first fiscal quarter, primarily due to weaker pleasure craft demand partially offset by a favorable currency impact.

Gross profit as a percentage of sales for the second quarter of fiscal 2025 declined to 24.1%, compared to 28.3% for the same period last year. The current quarter includes the impact of a non-cash inventory write-down of $1.6 million. This write-down reflects the results of a product rationalization exercise of the Company’s industrial product line following the acquisition of Katsa. Excluding this adjustment, the second quarter gross profit percent was 26.0%. The shortfall to the prior year gross profit percentage is attributed to a less favorable product mix, purchase accounting amortization related to Katsa and surcharges related to the purchase of electric motors in the quarter.

For the fiscal 2025 second quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 21.0%, compared to 23.6% for the fiscal 2024 second quarter. ME&A expenses increased $1.7 million (9.9%) over the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the addition of Katsa ($1.6 million) and an increase in professional fees ($0.8 million). These increases were offset by a decrease in global bonus expense ($0.8 million).

Interest expense was up $0.1 million to $0.5 million in the second quarter of fiscal 2025, with a higher average outstanding revolver balance following the Katsa acquisition.

Other expense (benefit) of ($0.4) million for the second fiscal quarter was primarily attributable to a currency gain ($0.5 million), partially offset by pension amortization expense ($0.2 million).

The fiscal 2025 second quarter effective tax rate was 58.5% compared to 64.0% in the prior fiscal year second quarter. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the change to the effective tax rate.

Comparison of the First Six Months of Fiscal 2025 with the First Six Months of Fiscal 2024

Net sales for the first six months increased 19.2%, or $26.3 million, to $162.8 million from $136.5 million in the same period a year ago. The acquisition of Katsa Oy, completed in the fourth quarter of fiscal 2024, contributed $19.2 million of additional revenue in the first half. This was partially offset by the sale of the boat management system product line in the prior year, reducing revenue by $2.6 million in the period. The remaining increase of $9.7 million primarily reflects continued growth in demand for the company’s Veth propulsion systems, along with improved shipments of the Company’s products for the airport rescue and firefighting (“ARFF”) market. Global sales of marine and propulsion products improved 19.6% from the prior year, driven by strong demand for the Veth product. Shipments of industrial products improved by 52.5%, driven by the addition of Katsa. Shipments of off-highway transmission products improved by 5.4%, with improving ARFF shipments. The European region saw a significant increase in revenue ($19.5 million or 41.6%) thanks primarily to the acquisition of Katsa. Sales into North America increased 4.3%, or $1.7 million, on improved industrial and commercial marine shipments in the second quarter. The Asia Pacific region increased 6.6%, or $2.6 million, on steady demand for oilfield transmissions into China, strong commercial marine activity and a favorable currency impact. Currency translation had a favorable impact on first half fiscal 2025 sales compared to the first half of the prior year totaling $1.0 million primarily due to the strengthening of the euro, Singapore dollar and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 22.8%, or $26.9 million, versus the same period last year. The Company’s new acquisition, Katsa Oy, in Finland contributed $19.2 million of incremental revenue. The U.S. manufacturing operations experienced a 6.1%, or $3.4 million, increase in sales versus the first half of fiscal 2024, with improvement in demand for ARFF and industrial products. The Company’s operation in the Netherlands saw increased revenue of $8.9 million (27.9%) compared to the first half of fiscal 2024, as this operation continues to experience record demand for its propulsion systems and has begun to increase capacity to satisfy the growing demand. The Company’s Belgian operation saw a decrease compared to the prior year first half (14.6% or $1.8 million), with weaker demand for its marine transmission products. The Company’s Italian manufacturing operations were down $4.4 million (44.4%) compared to the first half of fiscal 2024, due primarily to the sale of the boat management product line in the prior year, along with weaker European demand for industrial and commercial marine products. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.3 million (8.9%) compared to the prior year first half.

Our distribution segment experienced a decrease in sales of $4.8 million (6.8%) in the first half of fiscal 2025 compared to the first half of fiscal 2024. The Company’s Asian distribution operations in Singapore, China and Japan were down 5.7% or $1.7 million from the prior year on weaker demand for oilfield transmissions into China. The Company’s North America distribution operation saw a decrease ($1.9 million or 14.5%) on timing of shipments from European manufacturing operations and some softening in North American demand. The Company’s European distribution operation saw an increase ($1.2 million or 11.3%) on stronger shipments of commercial marine projects. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in revenue of 2.4% from the prior year first fiscal half, primarily due to weaker pleasure craft demand partially offset by a favorable currency impact.

Gross profit as a percentage of sales for the first half of fiscal 2025 declined to 25.2%, compared to 27.3% for the same period last year. The current year includes the impact of a non-cash inventory write-down of $1.6 million. This write-down reflects the results of a product rationalization exercise of the Company’s industrial product line following the acquisition of Katsa. Excluding this adjustment, the first half gross profit percent was 26.2%. The shortfall to the prior year gross profit percentage is attributed to a less favorable product mix, along with purchase accounting amortization related to Katsa.

For the fiscal 2025 first half, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 23.6%, compared to 25.0% for the first half of fiscal 2024. ME&A expenses increased $4.3 million (12.5%) over the same period last fiscal year. The increase in ME&A spending for the first half was comprised of the addition of Katsa ($3.0 million), a catch up adjustment to non-cash stock compensation ($0.6 million), a legal settlement ($0.4 million), an increase in professional fees ($0.4 million) and other inflation related increases ($0.7 million). These increases were offset by a decrease in global bonus expense ($0.8 million).

Interest expense was up $0.3 million to $1.1 million in the first half of fiscal 2025, with a higher average outstanding revolver balance following the Katsa acquisition.

Other expense of $1.0 million for the first half was primarily attributable to a currency loss ($0.6 million), along with pension amortization expense ($0.5 million).

The fiscal 2025 first half effective tax rate was 430.6% compared to 107.2% in the prior fiscal year first half. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the change to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between December 27, 2024 and June 30, 2024

As of December 27, 2024, the Company had net working capital of $113.9 million, which represents a decrease of $6.2 million, or 5.2%, from the net working capital of $120.1 million as of June 30, 2024.

Cash decreased by $4.2 million to $15.9 million as of December 27, 2024, versus $20.1 million as of June 30, 2024. As of December 27, 2024, the majority of the cash is at the Company’s overseas operations in Europe ($4.6 million) and Asia-Pacific ($9.0 million).

Trade receivables of $53.7 million were down $1.5 million, or 2.8%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.9 million versus June 30, 2024. As a percent of sales, trade receivables finished at 59.7% in the second quarter of fiscal 2025 compared to 56.8% for the comparable period in fiscal 2024 and 61.8% for the fourth quarter of fiscal 2024.

Inventories decreased by $2.2 million, or 1.7%, versus June 30, 2024 to $128.3 million. The impact of foreign currency translation was to decrease inventories by $2.6 million versus June 30, 2024. The largest decrease came at our operations in the United States ($2.4 million), favorably impacted by the non-cash write down of industrial inventory in the quarter ($1.6 million). Our operation in the Netherlands saw an increase ($1.4 million) in support of growing backlog for the Veth product. The Singapore distribution entity experienced a $4.1 million increase primarily related to customer delays of deliveries on oilfield transmissions into China. Additional increases were seen at our facilities in Belgium ($1.1 million) and Australia ($0.8 million). The global operations team is focused on driving inventory improvements in the second half and beyond. On a consolidated basis, as of December 27, 2024, the Company’s backlog of orders to be shipped over the next six months approximates $124.0 million, compared to $133.7 million at June 30, 2024 and $125.2 million at December 29, 2023. The reduction in backlog since June 30, 2024 ($9.7 million) is largely due to a currency translation impact ($5.5 million). As a percentage of six-month backlog, inventory has increased from 98% at June 30, 2024 to 103% at December 27, 2024.

Net property, plant and equipment increased $0.4 million (0.7%) to $58.5 million versus $58.1 million at June 30, 2024. The Company had capital spending of $5.1 million in the first half, and an unfavorable exchange impact of $0.8 million. These increases were offset by depreciation of $4.0 million. Capital spending occurring in the first half was primarily related to replacement capital, along with capital to drive growth and operating efficiencies. In total, the Company expects to invest between $12 and $15 million in capital assets in fiscal 2025. The Company continues to review its capital plans based on overall market conditions and availability of capital and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of December 27, 2024 of $28.6 million was down $4.0 million, or 12.3%, from June 30, 2024. The impact of foreign currency translation was to decrease accounts payable by $0.4 million versus June 30, 2024. The remaining decrease is primarily related to the inventory reduction during the second quarter.

Total borrowings and long-term debt as of December 27, 2024 decreased $0.9 million to $24.9 million versus $25.8 million at June 30, 2024. During the first half, the Company reported negative free cash flow of $0.5 million (defined as operating cash flow less acquisitions of fixed assets), driven by favorable working capital movement offset by capital spending. The Company ended the quarter with total debt, net of cash, of $9.0 million, compared to $5.7 million at June 30, 2024, for a net degradation of $3.3 million.

Total equity decreased $7.4 million, or 4.8%, to $147.6 million as of December 27, 2024. The net loss during the first half decreased equity by $1.7 million, while other decreases related to a favorable foreign currency translation of $4.1 million and dividends paid to shareholders of $1.1 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $0.6 million. The net remaining decrease in equity of $1.1 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized loss on cash flow hedges.

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

Other significant contractual obligations as of December 27, 2024 are disclosed in Note M "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of December 27, 2024, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company has long-term obligations related to its postretirement plans which are discussed in detail in Note G "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2025, the Company expects to contribute $0.5 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2025, the Company expects to contribute $0.5 million to its defined benefit pension plans.  The Company does not have any material off-balance sheet arrangements.

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

There were no securities of the Company sold by the Company during the quarter ended December 27, 2024, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 28 – October 25, 2024	0	NA	0	315,000

October 2 – November 29, 2024	0	NA	0	315,000

November 30 – December 27, 2024	592	NA	0	315,000

Total	0	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and performance stock issued under the Twin Disc, Incorporated Amended and Restated 2021 Omnibus Incentive Plan (the “Omnibus Plan”).

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock.  This authorization has no expiration, and as of December 27, 2024, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended December 27, 2024.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 5, 2025	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer