Form 10-Q
period 2025-03-28
TWIN DISC INC
filed 2025-05-07
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 28, 2025

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

At May 2, 2025, the registrant had 14,147,661 shares of its common stock outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 28, 2025	June 30, 2024
ASSETS
Current assets:
Cash	$16,245	$20,070
Trade accounts receivable, net	57,315	52,207
Inventories, net	137,957	130,484
Other current assets	20,451	16,870
Total current assets	231,968	219,631

Property, plant and equipment, net	63,659	58,074
Right-of-use operating lease assets	17,016	16,622
Goodwill	2,107	-
Intangible assets, net	12,930	12,686
Deferred income taxes	2,497	2,339
Other noncurrent assets	2,705	2,706

Total assets	$332,882	$312,058

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,000	$2,000
Current maturities of right-of use operating lease obligations	3,155	2,521
Accounts payable	31,568	32,586
Accrued liabilities	72,134	62,409
Total current liabilities	109,857	99,516

Long-term debt	37,774	23,811
Right-of-use operating lease obligations	14,349	14,376
Accrued retirement benefits	9,610	7,854
Deferred income taxes	4,768	5,340
Other long-term liabilities	6,335	6,107
Total liabilities	182,693	157,004

Twin Disc, Incorporated shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	40,927	41,798
Retained earnings	124,572	129,592
Accumulated other comprehensive loss	(8,554)	(6,905)
	156,945	164,485
Less treasury stock, at cost (485,141 and 637,778 shares, respectively)	7,448	9,783

Total Twin Disc, Incorporated shareholders' equity	149,497	154,702

Noncontrolling interest	692	352
Total equity	150,189	155,054

Total liabilities and equity	$332,882	$312,058

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024

Net sales	$81,242	$74,161	$244,060	$210,709
Cost of goods sold	59,536	53,221	179,773	149,377
Cost of goods sold - Other	-	-	1,579	3,099
Gross profit	21,706	20,940	62,708	58,233

Marketing, engineering and administrative expenses	19,472	17,199	57,811	51,268
Restructuring expenses	287	139	355	207
Income from operations	1,947	3,602	4,542	6,758

Other (expense) income:
Interest expense	(660)	(263)	(1,791)	(1,049)
Other (expense) income, net	(1,567)	959	(2,525)	649
	(2,227)	696	(4,316)	(400)
(Loss) income before income taxes and noncontrolling interest	(280)	4,298	226	6,358
Income tax expense	1,142	398	3,320	2,606
Net (loss) income	(1,422)	3,900	(3,094)	3,752
Less: Net earnings attributable to noncontrolling interest, net of tax	(50)	(78)	(223)	(173)
Net (loss) income attributable to Twin Disc, Incorporated	$(1,472)	$3,822	$(3,317)	$3,579

Dividends per share	$0.04	$0.04	$0.12	$0.08

(Loss) income per share data:
Basic (loss) income per share attributable to Twin Disc, Incorporated common shareholders	$(0.11)	$0.28	$(0.24)	$0.26
Diluted (loss) income per share attributable to Twin Disc, Incorporated common shareholders	$(0.11)	$0.27	$(0.24)	$0.26

Weighted average shares outstanding data:
Basic shares outstanding	13,895	13,742	13,841	13,663
Diluted shares outstanding	13,895	13,904	13,841	13,852

Comprehensive income (loss)
Net (loss) income	$(1,422)	$3,900	$(3,094)	$3,752
Benefit plan adjustments, net of income taxes of ($5), $10, ($3) and $2, respectively	201	(191)	(1,245)	(470)
Foreign currency translation adjustment	4,152	(3,084)	74	(930)
Unrealized (loss) gain on hedges, net of income taxes of $0, $0, $0 and $0, respectively	(653)	196	(360)	(73)
Comprehensive income (loss)	2,278	821	(4,625)	2,279
Less: Comprehensive income attributable to noncontrolling interest	(82)	(34)	(340)	(224)
Comprehensive income (loss) attributable to Twin Disc, Incorporated	$2,196	$787	$(4,965)	$2,055

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 28, 2025	March 29, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,094)	$3,752
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,194	7,497
Gain on sale of assets	(72)	(87)
Loss on write-down of industrial product inventory	1,579	-
Loss on sale of boat management product line and related inventory	-	3,099
Restructuring expenses	238	128
(Benefit) provision for deferred income taxes	(790)	239
Stock compensation expense and other non-cash changes, net	3,124	2,242
Net change in operating assets and liabilities	(3,648)	5,403

Net cash provided by operating activities	7,531	22,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(7,452)	(7,598)
Acquisition of Kobelt, less cash acquired	(16,346)	-
Proceeds from sale of property, plant, and equipment	102	-
Other, net	(274)	(167)

Net cash used by investing activities	(23,970)	(7,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt agreement	6,500	-
Borrowings under revolving loan arrangements	95,727	66,661
Repayments of revolving loan arrangements	(86,434)	(66,661)
Repayments of other long-term debt	(1,000)	(1,510)
Dividends paid to shareholders	(1,702)	(1,119)
Payments of right-of-use finance lease obligations	(1,646)	(663)
Payments of withholding taxes on stock compensation	(1,256)	(1,791)

Net cash provided (used) by financing activities	10,189	(5,083)

Effect of exchange rate changes on cash	2,425	1,155

Net change in cash	(3,825)	10,580

Cash:
Beginning of period	20,070	13,263

End of period	$16,245	$23,843

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

The condensed consolidated financial statements and information presented herein include the financial results of Kobelt Manufacturing Co. Ltd. (“Kobelt”). On February 14, 2025, the Company completed the acquisition of 100% of the outstanding common stock of Kobelt. Based in Surrey, British Columbia, Kobelt is a Canadian manufacturer of controls, propulsion, steering, and braking systems to the marine, oil and gas, and industrial markets. The provisional fair value estimates of Kobelt's property, plant and equipment, net and intangible assets, net, are pending final review by the Company, and Kobelt is included in the Company's manufacturing segment.

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

The Company’s condensed consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly owned domestic and foreign subsidiaries, with the exception of our investment in Twin Disc Nico LTD., which is 66% owned by the Company. The Company's reporting period ends on the last Friday of the quarterly calendar period.  The Company's fiscal year ends on  June 30, regardless of the day of the week on which  June 30 falls. One foreign subsidiary is included based on a fiscal year ending May 31, to facilitate prompt reporting of consolidated results. All significant intercompany transactions have been eliminated.

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

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company and accordingly, it has scaled some of its disclosures of financial and non-financial information in this quarterly report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports, and/or proxy statements if it remains a smaller reporting company under SEC rules.

B.	Acquisition of Kobelt Manufacturing Co. Ltd.

On February 14, 2025, the Company completed the acquisition of 100% of the outstanding common stock of Kobelt Manufacturing Co. Ltd. (“Kobelt”). Based in Surrey, British Columbia, Kobelt is a Canadian manufacturer of controls, propulsion, steering, and braking systems to the marine, oil and gas, and industrial markets. This acquisition was pursuant to a Sale and Purchase Agreement (“Purchase Agreement”) entered into by Twin Disc Canada Holdings Ltd, a wholly-owned subsidiary of the Company, with the prior owners, on February 14, 2025.  Immediately following the acquisition, Kobelt and Twin Disc Canada Holdings Ltd amalgamated to continue as a wholly-owned subsidiary of the Company, retaining the Kobelt name.

Under the terms of the Purchase Agreement, the Company paid an aggregate of approximately $16,586 in cash at closing, which included a base payment plus adjustments for net cash, working capital, and earnout. This amount was subject to a final determination of working capital adjustments and earnout calculation. The transaction is considered a taxable stock acquisition.

The Company, in part, financed the payment of the cash consideration through borrowings of $6,500 under a new credit agreement entered into on February 14, 2025 with BMO Harris Bank N.A. (the “Credit Agreement”). The Credit Agreement is further discussed in Note K, Debt.

Kobelt brings a complementary range of products that enhance and diversify the Company's portfolio, reinforcing Twin Disc’s position as a global leader in power transmission solutions. Kobelt's in-house foundry and expertise in bronze die casting, precision machining, assembly and testing ensure complete quality control, which aligns perfectly with the Company's commitment to engineering excellence.

With over 60 years of experience designing and manufacturing high-quality products, Kobelt is a well-suited addition to the Twin Disc family. This acquisition opens new opportunities for growth and partnerships, leveraging the Company's global sales and service teams to drive even greater success.

Since the acquisition date, the Company included in its condensed consolidated statement of operations and comprehensive income (loss) net sales and earnings for Kobelt of $1,229 and ($160), respectively.

Purchase Price Allocation

The acquisition of Kobelt met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer. The Company recognized approximately $0.7 million of acquisition-related costs which were expensed in the consolidated statement of operations for the quarter ended March 28, 2025.

The following table details the allocation of the purchase price of the assets acquired and liabilities assumed in connection with the acquisition of Kobelt.

Cash purchase price	$16,586
Earnout	374
Total consideration	$16,960

Assets acquired:
Cash	$240
Trade accounts receivable	1,881
Inventories	5,984
Other current assets	290
Property, plant and equipment	5,031
Intangible assets	2,847
Total assets acquired	$16,273

Liabilities assumed:
Accounts payable	$924
Accrued liabilities	520
Total liabilities assumed	$1,444

Total identified net assets acquired:	$14,829
Goodwill	2,131
Purchase price consideration	$16,960

Fair Value Estimate of Assets Acquired and Liabilities Assumed

The Company is continuing its review of the fair value estimate of assets acquired and liabilities assumed during the measurement period, which will conclude as soon as the necessary information regarding the facts and circumstances that existed as of the acquisition date is obtained, or otherwise not available. This measurement period will not exceed one year from the acquisition date. At the effective date of the acquisition, the assets acquired and liabilities assumed are required to be measured at fair value. The fair value estimates are pending completion of some elements, including the finalization of an independent appraisal and final review by the Company. Accordingly, until the fair values are final, there could be material adjustments to the Company’s consolidated financial statements, including changes to depreciation and amortization expense related to the valuation of property and equipment and intangible assets acquired and their respective useful lives, among other adjustments.

Upon the final determination of the fair value of assets acquired and liabilities assumed, the excess of the purchase price over such fair values is allocated to goodwill.

The final determination of the purchase price, fair values and resulting goodwill may differ significantly from what is reflected in these consolidated financial statements.

The following summarizes the preliminary estimate of fair value of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired and liabilities assumed:
Cash	$240
Trade accounts receivable	1,881	(a)
Inventories	5,984	(b)
Other current assets	290
Property, plant and equipment	5,031	(c)
Intangible assets	2,847	(d)
Accounts payable	(924)
Accrued liabilities	(520)	(e)
Total identified net assets acquired:	14,829
Goodwill	2,131	(f)
Purchase price consideration	$16,960

The following information provides further details about the preliminary estimated net step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.

(a) Accounts receivable represent contractual amounts receivable from customers. The amounts approximate fair value.

(b)    Inventory consists of:

Raw materials	$4,622
Work in progress at fair value	520
Finished goods at fair value	842
Inventories at fair value	5,984
Inventories at book value	5,558
Step-up	$426

(c)    The value of property, plant and equipment is estimated at:

Dies, tools and fixtures	$2,976
Machinery and equipment	1,718
Other	337
Property, plant and equipment at fair value	5,031
Property, plant and equipment at book value	2,156
Step-up	$2,875

(d)   Intangible assets consist of:

	Estimated fair value	Estimated average useful lives
Tradename	636	20
Backlog	21	<1
Customer relationship	1,201	15
Computer Software - External	71	5
Developed technology	918	20
	$2,847

(e) The amounts approximate fair value.

(f) The Company recorded goodwill of $2,131 associated with the acquisition. The fair value of the purchase price of the business exceeded the fair value of the identifiable assets acquired and liabilities assumed. The weighted average remaining useful life of the intangible assets included in the table above is approximately 17.4 years.

C.	Inventories

The major classes of inventories were as follows:

	March 28, 2025	June 30, 2024
Inventories:
Finished parts	$64,485	$60,166
Work in process	24,593	23,096
Raw materials	48,879	47,222
	$137,957	$130,484

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

D.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended March 28, 2025 and March 29, 2024:

	For the Quarter Ended		For the Three Quarters Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Reserve balance, beginning of period	$4,559	$4,488	$4,220	$3,476
Current period expense and adjustments	3,315	1,656	5,913	4,377
Payments or credits to customers	(3,232)	(1,236)	(5,749)	(2,948)
Translation	55	(13)	314	(10)
Reserve balance, end of period	$4,698	$4,895	$4,698	$4,895

The current portion of the warranty accrual ($3,641 and $4,052 as of March 28, 2025 and March 29, 2024, respectively) is reflected in accrued liabilities, while the long-term portion ($1,057 and $843 as of March 28, 2025 and March 29, 2024, respectively) is included in other long-term liabilities on the consolidated balance sheets.

E.	Contingencies

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, is not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position, or cash flows.

F.	Business Segments

The Company and its subsidiaries are engaged in the manufacture and sale of marine and heavy-duty off-highway power transmission equipment. Principal products include marine transmissions, azimuth drives, surface drives, propellers, and boat management systems, as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches, and controls systems. The Company sells to both domestic and foreign customers in a variety of market areas, principally pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government, and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network.

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

Information about the Company’s segments is summarized as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net sales
Manufacturing segment sales	$72,484	$62,640	$212,265	$175,545
Distribution segment sales	30,138	37,022	95,448	107,117
Inter/Intra segment elimination – manufacturing	(15,215)	(19,929)	(44,273)	(58,908)
Inter/Intra segment elimination – distribution	(6,165)	(5,572)	(19,380)	(13,045)
	$81,242	$74,161	$244,060	$210,709
Net (loss) income attributable to Twin Disc, Incorporated
Manufacturing segment net income	$1,574	$5,662	$6,574	$9,298
Distribution segment net income	1,738	3,248	3,918	7,427
Corporate and eliminations	(4,784)	(5,088)	(13,809)	(13,146)
	$(1,472)	$3,822	$(3,317)	$3,579

	March 28, 2025	June 30, 2024
Assets
Manufacturing segment assets	$494,862	$443,149
Distribution segment assets	40,862	73,033
Corporate assets and elimination of
intercompany assets	(202,842)	(204,124)
	$332,882	$312,058

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended March 28, 2025 and March 29, 2024.

Net sales by product group for the quarter ended March 28, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$9,679	$1,400	$(1,345)	$9,734
Land-based transmissions	17,220	3,878	(3,322)	17,776
Marine and propulsion systems	45,536	20,176	(16,414)	49,298
Other	49	4,684	(299)	4,434
Total	$72,484	$30,138	$(21,380)	$81,242

Net sales by product group for the quarter ended March 29, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$5,779	$1,084	$(631)	$6,232
Land-based transmissions	16,701	9,286	(6,898)	19,089
Marine and propulsion systems	40,160	23,052	(17,968)	45,244
Other	-	3,600	(4)	3,596
Total	$62,640	$37,022	$(25,501)	$74,161

Net Sales by product group for the three quarters ended March 28, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$27,810	$3,506	$(2,951)	$28,365
Land-based transmissions	53,967	9,541	(9,438)	54,070
Marine and propulsion systems	130,443	69,485	(50,503)	149,425
Other	45	12,916	(761)	12,200
Total	$212,265	$95,448	$(63,653)	$244,060

Net Sales by product group for the three quarters ended March 29, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$16,773	$3,670	$(1,994)	$18,449
Land-based transmissions	46,385	29,910	(22,765)	53,530
Marine and propulsion systems	112,387	63,430	(47,166)	128,651
Other	-	10,107	(28)	10,079
Total	$175,545	$107,117	$(71,953)	$210,709

G.	Stock-Based Compensation

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

Performance Stock Awards (“PSA”)

During the first three quarters of fiscal 2025 and 2024, the Company granted a target number of 116.1 and 119.3 PSAs, respectively, to various employees of the Company, including executive officers.

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

There were 350.0 and 329.9 unvested PSAs outstanding at March 28, 2025 and March 29, 2024, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $376 and $326 was recognized for the quarters ended March 28, 2025 and March 29, 2024, respectively, related to PSAs. Compensation expense of $1,296 and $704 was recognized for the three quarters ended March 28, 2025 and March 29, 2024, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at March 28, 2025 was $10.85. At March 28, 2025, the Company had $1,919 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2025, 2024 and 2023 awards. The total fair value of PSAs vested as of March 28, 2025 and March 29, 2024 was $0.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. During the first three quarters of fiscal 2025 and 2024 , the Company granted a target number of 0 and 10.5 PSUAs, respectively, to various individuals in the Company. The fiscal 2024 PSUAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20.9.

There were 10.5 and 10.5 unvested PSUAs outstanding at March 28, 2025 and March 29, 2024, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $22 and $11 was recognized for the quarters ended March 28, 2025 and March 29, 2024, respectively, related to PSUAs. Compensation expense of $33 and $29 was recognized for the three quarters ended March 28, 2025 and March 29, 2024, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at March 28, 2025 was $12.15. At March 28, 2025, the Company had $55 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 awards. The total fair value of PSUAs vested as of March 28, 2025 and March 29, 2024 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first three quarters of fiscal 2025 and 2024, the Company granted 45.8 and 117.2 service based restricted shares, respectively, to employees and non-employee directors. There were 251.3 and 246.6 unvested shares outstanding at March 28, 2025 and March 29, 2024, respectively. A total of 0 and 2.4 shares of restricted stock were forfeited during the three quarters ended March 28, 2025 and March 29, 2024, respectively. Compensation expense of $321 and $330 was recognized for the quarters ended March 28, 2025 and March 29, 2024, respectively. Compensation expense of $949 and $953 was recognized for the three quarters ended March 28, 2025 and March 29, 2024, respectively. The total fair value of restricted stock grants vested as of March 28, 2025 and March 29, 2024 was $454 and $2,196, respectively. As of March 28, 2025, the Company had $877 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first three quarters of fiscal 2025 and 2024, the Company granted 77.4 and 7.1 of employment based RSUs, respectively. There were 156.9 and 135.0 unvested RSUs outstanding at March 28, 2025 and March 29, 2024, respectively. Compensation expense of $137 and $124 was recognized for the quarters ended March 28, 2025 and March 29, 2024, respectively. Compensation expense of $327 and $372 was recognized for the three quarters ended March 28, 2025 and March 29, 2024, respectively. The total fair value of restricted stock units vested as of March 28, 2025 and March 29, 2024 was $701 and $25, respectively. The weighted average grant date fair value of the unvested awards at March 28, 2025 was $10.66. As of March 28, 2025, the Company had $852 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

H.	Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides healthcare and life insurance benefits for certain domestic retirees.

The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Pension Benefits:
Service cost	$79	$95	$243	$283
Prior service cost	5	-	16	-
Interest cost	835	896	2,507	2,688
Expected return on plan assets	(825)	(1,049)	(2,477)	(3,145)
Amortization of transition obligation	9	10	29	29
Amortization of prior service cost	6	9	19	26
Amortization of actuarial net loss	247	15	740	47
Net periodic benefit cost (gain)	$356	$(24)	$1,077	$(72)

Postretirement Benefits:
Service cost	$2	$2	$5	$6
Interest cost	41	48	124	143
Amortization of prior service benefit	-	(22)	-	(66)
Amortization of actuarial net gain	(65)	(155)	(196)	(465)
Net periodic benefit gain	$(22)	$(127)	$(67)	$(382)

The service cost component is included in cost of goods sold and marketing, engineering, and administrative expenses. All other components of net periodic benefit cost are included in other (expense) income, net.

The Company expects to contribute approximately $671 to its pension plans in fiscal 2025. As of March 28, 2025, $592 in contributions to the pension plans have been made.

The Company has reclassified $201 (net of $5 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended March 28, 2025, and ($191) (net of $10 in taxes) during the quarter ended March 29, 2024. These reclassifications are included in the computation of net periodic benefit cost. The Company has reclassified ($1,246) (net of $3 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the three quarters ended March 28, 2025, and ($470) (net of $2 in taxes) during the three quarters ended March 29, 2024. These reclassifications are included in the computation of net periodic benefit cost.

I.	Income Taxes

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

	For the Quarter-Ended		For the Three Quarters Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Foreign earnings, before income taxes of $1,140, $400, $3,546, and $2,599, respectively	$5,054	$6,010	$14,154	$14,915
Domestic losses, before income taxes of $0, ($2), $(227) and $7, respetively	(5,334)	(1,712)	(13,928)	(8,557)
(Loss) income before income taxes and noncontrolling interest	$(280)	$4,298	$226	$6,358

Income tax expense	$1,142	$398	$3,320	$2,606
Effective income tax rate	-407.9%	9.3%	1469.0%	41.0%

Due to the full US valuation allowance currently in place, no tax benefit can be recognized on the domestic losses.

J.	Goodwill and Intangible Assets

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

On February 14, 2025, as discussed in Note B, the Company acquired goodwill in the estimated amount of $2,131 and intangible assets in the estimated amount of $2,847 as part of the acquisition of Kobelt. These estimates are preliminary and are pending completion of several elements, including finalization of an independent valuation of fair value of the assets acquired and liabilities assumed and final review by the Company’s management. The final determination of fair values and resulting goodwill may differ significantly from what is currently reflected.

As of March 28, 2025, changes in the carrying amount of goodwill is summarized as follows:

Net Book Value Rollforward
Balance at June 30, 2024	-
Acquisition	2,131
Translation adjustment	(24)
Balance at March 28, 2025	$2,107

For the quarter ended March 28. 2025, the Company performed a review of potential triggering events, and concluded there were no triggering events that indicated that the fair value of its reporting units had not more likely than not declined to below their carrying values at March 28, 2025. The Company will perform an annual impairment test for its new and stand-alone reporting unit, Kobelt, as of June 30, 2025.

As of March 28, 2025, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other	Total
Balance at June 30, 2024	$36,427	$(23,741)	$12,686	$6,720	$2,089	$1,520	$2,357	$12,686
Acquisition	2,847		2,847	1,201	989	636	21	2,847
Other additions	208	-	208	-	-	-	208	208
Amortization	-	(2,721)	(2,721)	(967)	(944)	(189)	(621)	(2,721)
Translation adjustment	102	(192)	(90)	(25)	(119)	(31)	85	(90)
Balance at March 28, 2025	$39,584	$(26,654)	$12,930	$6,929	$2,015	$1,936	$2,050	$12,930

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 8 years.

Intangible amortization expense was $915 and $822 for the quarters ended March 28, 2025, and March 29, 2024, respectively. Intangible amortization expense was $2,721 and $2,458 for the three quarters ended March 28, 2025, and March 29, 2024, respectively. Estimated intangible amortization expense for the remainder of fiscal 2025 and each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2025	$1,357
2026	2,474
2027	2,149
2028	2,034
2029	1,728
2030	536
Thereafter	2,652
$12,930

K.	Long-term Debt

Long-term debt at March 28, 2025 and June 30, 2024 consisted of the following:

	March 28, 2025	June 30, 2024
Credit Agreement Debt
Revolving loans (expire April 2027)	$25,751	$16,288
Term loan (due April 2027)	15,000	9,500
Other	23	23
Subtotal	40,774	25,811
Less: current maturities	(3,000)	(2,000)
Total long-term debt	$37,774	$23,811

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

On February 14, 2025, the Company entered into a Credit Agreement (the “New Agreement”) with Bank of Montreal (the “Bank”) that refinances and replaces the credit agreement dated as of June 29, 2018, as amended between the Company and BMO.

Pursuant to the New Agreement, the Bank made a Term Loan to the Company in the principal amount of $15 million, consisting of as assignment of a term loan under the Credit Agreement from BMO to the Bank with a remaining principal of $8.5 million and an additional advance of $6.5 million. The maturity date of the Term Loan is April 1, 2027, and the Company is required to make principal installments on the Term Loan of at least $0.750 million per quarter. Under the new agreement, the Company is restricted in making dividend payments beyond $5 million in any fiscal year.

In addition, the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate and subject to a Borrowing Base, $50 million (the “Revolving Credit Commitment”). The Borrowing Base is the sum of (a) 85% of outstanding unpaid Eligible Receivables and (b) the lesser of $40 million for each fiscal month ending on or prior to August 31, 2025 (reduced to $35 million for each fiscal month ending on or prior to August 31, 2026, and further reduced to $32.5 million for each fiscal month ending thereafter) and 60% of Eligible Inventory for each fiscal month ending on or prior to August 31, 2025 (reduced to 55% of Eligible Inventory for each fiscal month ending on or prior to February 28, 2026, and 50% of Eligible Inventory for each fiscal month ending thereafter). The New Agreement also allows the Company to obtain Letters of Credit from the Bank, which if drawn upon by the beneficiary thereof and paid by the Bank, would become Revolving Loans. Under the New Agreement, the Company may not pay cash dividends on its common stock in excess of $5.0 million in any fiscal year. The term of the Revolving Loans under the New Agreement runs through April 1, 2027.

The Company used the increased borrowing capacity under the New Agreement to help finance its acquisition of Kobelt Manufacturing Co. Ltd. (“Kobelt”), as described elsewhere in this current report. Kobelt is included as a Borrower under the New Agreement, and may borrow directly under the New Agreement up to the lesser of the Revolving Credit Commitment or $25 million. For purposes of determining the Borrowing Base under the Credit Agreement, Eligible Receivables and Eligible Inventory of Kobelt are included. In addition, in determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for each of the Company’s Kobelt Acquisition and the Company’s prior Katsa Oy acquisition, as well as pro-forma EBITDA of Katsa Oy and Kobelt as permitted by the Bank.

Interest rates under the New Agreement are based on the secured overnight financing rate (“SOFR”), the euro interbank offered rate (the “EURIBO Rate”), or the Canadian Overnight Repo Rate Average (the “CORRA”). Loans under the New Agreement are designated as either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin; “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin; “Term CORRA Loans,” which accrue interest at an Adjusted Term CORRA plus an Applicable Margin; “Daily Compounded CORRA Loans,” which accrue interest at a Daily Compounded CORRA plus an Applicable Margin; or Canadian Prime Rate Loans,” which accrue interest at the Canadian Prime Rate plus an Applicable Margin. The Applicable Margins are between 2% and 3.5% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and .15% and .3% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

Borrowings under the New Agreement are secured by substantially all of the Company’s, including Kobelt’s, personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 65% of its equity interests in certain foreign subsidiaries. To effect these security interests, the Company entered into various amendment and assignment agreements that consent to the assignment to the Bank of certain agreements previously entered into between the Company and the Bank in connection with an April 22, 2016 credit agreement between the Company and the Bank, and further amended such agreements pursuant to the terms of the New Agreement. Specifically, the Company amended and agreed to the assignment to the Bank of a Security Agreement, IP Security Agreement, Pledge Agreement, Perfection Certificate, and Assignment as to Liens and Encumbrances. The Company also amended and assigned to the Bank a Negative Pledge Agreement, pursuant to which it agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the New Agreement and the Negative Pledge Agreement. The Company also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Kobelt, described in Item 8.01 below.

Upon the occurrence of an Event of Default, the Bank may take the following actions upon written notice to the Company: (1) terminate its remaining obligations under the New Agreement; (2) declare all amounts outstanding under the New Agreement to be immediately due and payable; and (3) demand the Company to immediately Cash Collateralize L/C Obligations in an amount equal to 105% of the aggregate L/C Obligations or a greater amount if the Bank determines a greater amount is necessary. If such Event of Default is due to the Company’s bankruptcy, the Bank may take the three actions listed above without notice to the Company.

The Company remains in compliance with its liquidity and other covenants.

As of March 28, 2025, current maturities include $3,000 of term loan payments due within the coming year.

Other: During the quarter ended March 28, 2025, the average interest rate was 6.95% on the Term Loan, and 5.74% on the Revolving Loans.

As of March 28, 2025, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $47,322, and the Company had approximately $21,571 of available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at March 28, 2025 and June 30, 2024. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of March 28, 2025, the notional amount was $8,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note P, Derivative Financial Instruments.

During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign companies. Effective upon the designation, all changes in the fair value of the euro revolver are reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. This net investment hedge is included in the disclosures in Note P, Derivative Financial Instruments.

L.	Shareholders’ Equity

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of March 28, 2025 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended March 28, 2025 and March 29, 2024.

The following is a reconciliation of the Company’s equity balances for the quarters ended March 28, 2025 and March 29, 2024:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2024	41,798	129,592	(6,905)	(9,783)	352	$155,054
Net loss		(2,765)			(7)	(2,772)
Dividends paid to shareholders		(570)				(570)
Translation adjustments			7,148		143	7,291
Benefit plan adjustments, net of tax			221			221
Unrealized loss on hedges, net of tax			(853)			(853)
Compensation expense	1,024					1,024
Stock awards, net	(2,920)			1,671		(1,249)
Balance, September 27, 2024	39,902	126,257	(389)	(8,112)	488	158,146
Net income		919			180	$1,099
Dividends paid to shareholders		(566)				(566)
Translation adjustments			(11,311)		(58)	(11,369)
Benefit plan adjustments, net of tax			(1,668)			(1,668)
Unrealized gain on hedges, net of tax			1,146			1,146
Compensation expense	853					853
Stock awards, net	(644)			637		(7)
Balance, December 27, 2024	$40,111	$126,610	$(12,222)	$(7,475)	$610	$147,634
Net (loss) income		(1,472)			50	(1,422)
Dividends paid to shareholders		(566)				(566)
Translation adjustments			4,120		32	4,152
Benefit plan adjustments, net of tax			201			201
Unrealized loss on hedges, net of tax			(653)			(653)
Compensation expense	843					843
Stock awards, net	(27)			27		(0)
Balance, March 28, 2025	$40,927	$124,572	$(8,554)	$(7,448)	$692	$150,189

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Loss	Stock	Interest	Equity
Balance, June 30, 2023	42,855	120,299	(5,570)	(12,491)	424	$145,517
Net (loss) income		(1,173)			90	(1,083)
Translation adjustments			(3,096)		60	(3,036)
Benefit plan adjustments, net of tax			(171)			(171)
Unrealized gain on hedges, net of tax			216			216
Compensation expense	495					495
Stock awards, net	(3,911)			2,148		(1,763)
Balance, September 29, 2023	39,439	119,126	(8,621)	(10,343)	574	140,175
Net income		930			5	935
Dividends paid to shareholders		(560)				(560)
Translation adjustments			5,155		35	5,190
Benefit plan adjustments, net of tax			(108)			(108)
Unrealized loss on hedges, net of tax			(485)			(485)
Compensation expense	772					772
Stock awards, net	(550)			541		(9)
Balance, December 27, 2024	$39,661	$119,496	$(4,059)	$(9,802)	$614	$145,910
Net income		3,822			78	3,900
Dividends paid to shareholders		(559)				(559)
Translation adjustments			(3,040)		(44)	(3,084)
Benefit plan adjustments, net of tax			(191)			(191)
Unrealized gain on cash flow hedge, net of tax			196			196
Compensation expense	791					791
Stock awards, net	(24)			5		(19)
Balance, March 29, 2024	$40,428	$122,759	$(7,094)	$(9,797)	$648	$146,944

Reconciliations for the changes in accumulated other comprehensive loss, net of tax, by component for the quarters ended March 28, 2025 and March 29, 2024 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2024	$(849)	$(8,062)	$504	$1,502
Translation adjustment during the quarter	7,148	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	221	(169)	(684)
Net current period other comprehensive income (loss)	7,148	221	(169)	(684)
Balance, September 27, 2024	$6,299	$(7,841)	$335	$818
Translation adjustment during the quarter	(11,311)	-	-	-
Return on plan assets		(1,808)
Amounts reclassified from accumulated other comprehensive loss	-	140	24	1,122
Net current period other comprehensive (loss) income	(11,311)	(1,668)	24	1,122
Balance, December 27, 2024	$(5,012)	$(9,509)	$359	$1,940
Translation adjustment during the quarter	4,120	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	201	(45)	(608)
Net current period other comprehensive income (loss)	4,120	201	(45)	(608)
Balance, March 28, 2025	$(892)	$(9,308)	$314	$1,332

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2023	$(1,582)	$(5,948)	$688	$1,272
Translation adjustment during the quarter	(3,096)	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(171)	(6)	222
Net current period other comprehensive (loss) income	(3,096)	(171)	(6)	222
Balance, September 29, 2023	$(4,678)	$(6,119)	$682	$1,494
Translation adjustment during the quarter	5,155	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(108)	(183)	(302)
Net current period other comprehensive income (loss)	5,155	(108)	(183)	(302)
Balance, December 27, 2024	$477	$(6,227)	$499	$1,192
Translation adjustment during the quarter	(3,040)	-	-	-
Amounts reclassified from accumulated other comprehensive loss	-	(191)	40	156
Net current period other comprehensive (loss) income	(3,040)	(191)	40	156
Balance, March 29, 2024	$(2,563)	$(6,418)	$539	$1,348

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 28, 2025 are as follows:

	Quarter Ended		Three Quarters Ended
	March 28, 2025		March 28, 2025
Changes in benefit plan items
Actuarial losses	$191	(a)	$517	(a)
Transition asset and prior service benefit	15	(a)	48	(a)
Return on plan assets	-		(1,808)
Total amortization	206		(1,243)
Income taxes	(5)		(3)
Total reclassification, net of tax	$201		$(1,246)

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 29, 2024 is as follows:

	Quarter Ended		Three Quarters Ended
	March 29, 2024		March 29, 2024
Changes in benefit plan items
Actuarial losses	$(198)	(a)	$(461)	(a)
Transition asset and prior service benefit	(3)	(a)	(11)	(a)
Total amortization	(201)		(472)
Income taxes	10		2
Total reclassification, net of tax	$(191)		$(470)

(a)	These accumulated other comprehensive loss components are included in the computation of net periodic pension cost (see Note H, "Pension and Other Postretirement Benefit Plans" for further details).

M.	Restructuring of Operations

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

The Company continued its restructuring plans with regard to its Belgian operations during fiscal year 2025 and 2024. A voluntary program was implemented to reduce the workforce. The action was taken to allow the Belgian operation to focus resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes.

Total restructuring charges relating to streamlining operations totaled $287 and $139 in the quarters ending March 28, 2025 and March 29, 2024, respectively. Total restructuring charges relating to streamlining operations totaled to $355 and $207 in the three quarters ending March 28, 2025 and March 29, 2024, respectively.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2024	$-
Additions	355
Payments, adjustments and write-offs during the year	(117)
Accrued restructuring liability, March 28, 2025	$238

N.	Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Basic:
Net (loss) income	$(1,422)	$3,900	$(3,094)	$3,752
Less: Net earnings attributable to noncontrolling interest, net of tax	(50)	(78)	(223)	(173)
Net (loss) income attributable to Twin Disc, Incorporated	(1,472)	3,822	(3,317)	3,579

Weighted average shares outstanding - basic	13,895	13,742	13,841	13,663

Basic (Loss) Income Per Share:
Net (loss) earnings per share - basic	$(0.11)	$0.28	$(0.24)	$0.26

Diluted:
Net (loss) income	$(1,422)	$3,900	$(3,094)	$3,752
Less: Net earnings attributable to noncontrolling interest, net of tax	(50)	(78)	(223)	(173)
Net (loss) income attributable to Twin Disc, Incorporated	(1,472)	3,822	(3,317)	3,579

Weighted average shares outstanding - basic	13,895	13,742	13,841	13,663
Effect of dilutive stock awards	-	162	-	189
Weighted average shares outstanding - diluted	13,895	13,904	13,841	13,852

Diluted (Loss) Income Per Share:
Net (loss) earnings per share - diluted	$(0.11)	$0.27	$(0.24)	$0.26

The following potential common shares were excluded from diluted EPS for the three quarters ended March 28, 2025 as the Company reported a net loss: 404.3 related to the Company’s unvested PSAs, 10.5 related to the Company’s unvested PSAUs, 103.2 related to the Company’s unvested RS awards, and 38.2 related to the Company’s unvested RSUs.

O.	Lease Liabilities

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheet.

	Condensed Consolidated Balance Sheet Location	March 28, 2025	June 30, 2024
Lease Assets
Right-of-use operating lease assets	Right-of-use operating lease assets	$17,016	$16,622
Right-of-use finance lease assets	Property, plant and equipment, net	5,649	5,210

Lease Liabilities
Right-of use operating lease liabilities, current	Current maturities of right-of use operating lease obligations	$3,155	$2,521
Right-of use operating lease liabilities, non-current	Right-of use operating lease obligations	14,349	14,376
Right of use finance lease liabilities, current	Accrued liabilities	970	713
Right of use finance lease liabilities, non-current	Other long-term liabilities	5,133	4,795

The components of lease expense were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Finance lease cost:
Amortization of right-of-use assets	$243	$206	$711	$603
Interest on lease liabilities	99	76	288	227
Operating lease cost	1,002	941	2,943	2,716
Short-term lease cost	54	1	86	9
Variable lease cost	161	101	399	301
Total lease cost	1,559	1,325	4,427	3,856
Less: Sublease income	(35)	(20)	(77)	(61)
Net lease cost	$1,524	$1,305	$4,353	$3,795

Other information related to leases was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,114	$951	$3,132	$2,822
Operating cash flows from finance leases	100	76	293	225
Financing cash flows from finance leases	629	192	1,646	663
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	1,107	3,551	2,693	3,739
Finance leases	353	227	1,117	883
Weighted average remaining lease term (years):
Operating leases			7.5	9.3
Finance lease			7.6	9.3
Weighted average discount rate:
Operating leases			8.6%	8.2%
Finance leases			6.7%	5.9%

Approximate future minimum rental commitments under non-cancellable leases as of March 28, 2025 were as follows:

	Operating Leases	Finance Leases
2025	$1,178	$333
2026	4,385	1,306
2027	3,731	1,234
2028	2,632	1,132
2029	2,263	786
2030	1,821	540
Thereafter	8,142	2,252
Total future lease payments	24,152	7,583
Less: Amount representing interest	(6,648)	(1,480)
Present value of future payments	$17,504	$6,103

P.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of March 28, 2025, with a notional amount of $8,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax gains related to cash flow hedging activities that were included in accumulated other comprehensive loss were $314 and $504 as of March 28, 2025, and June 30, 2024, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $104 of net unrealized losses related to cash flow hedging activities included in accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange rate risk related to its investment in net assets in foreign countries. During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income related to net investment hedging activities that were included in accumulated other comprehensive loss were $1,332 and $1,502 as of March 28, 2025 and June 30, 2024, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Condensed Consolidated Balance Sheet Location	March 28, 2025	June 30, 2024
Derivative designated as hedge:
Interest rate swap	Other current assets	$104	$218
Interest rate swap	Other noncurrent assets	-	76

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended March 28, 2025 and March 29, 2024, respectively, was as follows:

	Condensed Consolidated Statements of Operations and Comprehensive	For the Quarter Ended		For the Three Quarters Ended
	Income (Loss) Location	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Derivative designated as hedge:
Interest rate swap	Interest expense	$70	$62	$181	$200
Interest rate swap	Unrealized (loss) gain on hedges	(45)	40	(190)	(148)
Net investment hedge	Unrealized (loss) gain on hedges	(608)	156	(170)	75

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition, and certain other information. This discussion should be read in conjunction with our consolidated financial statements as of March 28, 2025, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

	Quarter Ended				Three Quarters Ended
	March 28, 2025	% of Net Sales	March 29, 2024	% of Net Sales	March 28, 2025	% of Net Sales	March 29, 2024	% of Net Sales
Net sales	$81,242		$74,161		$244,060		$210,709
Cost of goods sold	59,536		53,221		179,773		149,377
Cost of goods sold - other	-		-		1,579		3,099
Gross profit	21,706	26.7%	20,940	28.2%	62,708	25.7%	58,233	27.6%
Marketing, engineering and administrative expenses	19,472	24.0%	17,199	23.2%	57,811	23.7%	51,268	24.3%
Restructuring expense	287	0.4%	139	0.2%	355	0.1%	207	0.1%
Income from operations	$1,947	2.4%	$3,602	4.9%	$4,542	1.9%	$6,758	3.2%

Comparison of the Third Quarter of Fiscal 2025 with the Third Quarter of Fiscal 2024

Net sales for the third quarter increased 9.5%, or $7.1 million, to $81.2 million from $74.2 million in the same quarter a year ago. The acquisition of Katsa Oy, completed in the fourth quarter of fiscal 2024, contributed $7.1 million of additional revenue in the quarter. In addition, the acquisition of Kobelt, completed in the current quarter, contributed $1.2 million of additional revenue. The remaining decrease of $1.2 million primarily reflects weaker demand for oil and gas transmissions in China, along with some softening in North American commercial marine activity, partially offset by continued growth in demand for the company’s Veth propulsion systems. Global sales of marine and propulsion products improved 9.0% from the prior year, while shipments of industrial products improved by 56.2%. Shipments of off-highway transmission products declined by 6.9%, with reduced Chinese demand for oil and gas transmissions. The European region saw a significant increase in revenue ($9.1 million or 35.8%) thanks primarily to the acquisition of Katsa and continued growth of the Veth product line. Sales into North America and Asia were essentially flat with the prior period quarter. Currency translation had an unfavorable impact on third quarter fiscal 2025 sales compared to the third quarter of the prior year totaling $2.5 million primarily due to the strengthening of the US dollar against the euro, Singapore dollar and Australian dollar.

Sales at our manufacturing segment increased 12.8%, or $8.2 million, versus the same quarter last year. The Company’s recent acquisition, Katsa Oy, in Finland contributed $7.1 million of incremental revenue. The acquisition of Kobelt within the quarter contributed $1.2 million of incremental revenue. The U.S. manufacturing operations were essentially flat, showing a 1.2% decline from the prior third quarter, with consistent demand for airport rescue and firefighting (“ARFF”), marine and industrial products. The Company’s operation in the Netherlands saw increased revenue of $3.4 million (17.4%) compared to the third fiscal quarter of 2024, as this operation continues to experience record demand for its propulsion systems. The Company’s Belgian operation saw a decrease compared to the prior year third quarter (27.9% or $2.2 million), with weaker demand for its marine transmission products. The Company’s Italian manufacturing operations were down $0.8 million (14.4%) compared to the third quarter of fiscal 2024, due to weaker demand for industrial and commercial marine products in the region. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was down $0.1 million (9.7%) compared to the prior year third quarter.

Our distribution segment experienced a decrease in sales of $5.3 million (14.9%) in the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024. The Company’s Asian distribution operations in Singapore, China and Japan were down 8.9% or $1.2 million from the prior year on reduced Chinese demand for oil and gas transmissions. The Company’s North America distribution operation also saw a decrease ($3.9 million or 43.4%) on some softening in North American demand for commercial marine products. The Company’s European distribution operation saw a decline ($0.6 million or 8.2%) on a weaker shipments of commercial marine projects. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in revenue of 5.9% from the prior year third fiscal quarter), primarily due to improved pleasure craft demand.

Gross profit as a percentage of sales for the third quarter of fiscal 2025 declined to 26.7%, compared to 28.2% for the same period last year. The shortfall to the prior year gross profit percentage is attributed primarily to a less favorable product mix, along with purchase accounting amortization related to Katsa and Kobelt.

For the fiscal 2025 third quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 24.0%, compared to 23.2% for the fiscal 2024 third quarter. ME&A expenses increased $2.3 million (13.2%) over the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the addition of Katsa and Kobelt ($1.7 million), an inflationary increase to wages ($0.6 million) and an increase in professional fees ($0.5 million). These increases were offset by a decrease in global bonus expense ($0.1 million), telephone expense ($0.1 million) and the impact of currency translation ($0.4 million).

Interest expense was up $0.4 million to $0.7 million in the third quarter of fiscal 2025, with a higher average outstanding revolver balance following the Katsa and Kobelt acquisitions.

Other expense (benefit) of $1.6 million for the third fiscal quarter was primarily attributable to a currency loss ($1.3 million) resulting from the weakening of the US dollar against the euro, along with pension amortization expense ($0.2 million).

The fiscal 2025 third quarter effective tax rate was (407.9%) compared to 9.3% in the prior fiscal year third quarter. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the change to the effective tax rate, which becomes very volatile when pre-tax results are very close to breakeven.

Comparison of the First Nine Months of Fiscal 2025 with the First Nine Months of Fiscal 2024

Net sales for the first nine months increased 15.8%, or $33.4 million, to $244.1 million from $210.7 million in the same period a year ago. The acquisition of Katsa Oy, completed in the fourth quarter of fiscal 2024, contributed $26.3 million of additional revenue in the first nine months, while the recently announced acquisition of Kobelt contributed $1.2 million. This was partially offset by the sale of the boat management system product line in the prior year, reducing revenue by $2.6 million in the period. The remaining increase of $8.5 million primarily reflects continued growth in demand for the company’s Veth propulsion systems, along with improved shipments of the Company’s products for the ARFF market. Global sales of marine and propulsion products improved 16.1% from the prior year, driven by strong demand for the Veth product. Shipments of industrial products improved by 53.7%, driven by the addition of Katsa. Shipments of off-highway transmission products improved by just 1.0%, with improving ARFF shipments being offset by weaker Chinese demand for oil and gas transmissions. The European region saw a significant increase in revenue ($28.7 million or 39.6%) thanks primarily to the acquisition of Katsa and continued growth of the Veth product. Sales into North America increased 2.4%, or $1.5 million, on improved industrial and commercial marine shipments in the first half of the fiscal year. The Asia Pacific region decreased 4.7%, or $2.7 million, on weaker demand for oilfield transmissions into China in the first fiscal quarter. Currency translation had an unfavorable impact on the first nine months of fiscal 2025 sales compared to the comparable period of the prior year totaling $1.5 million primarily due to the weakening of the euro, Singapore dollar and Australian dollar against the U.S. dollar.

Sales at our manufacturing segment increased 18.4%, or $33.1 million, versus the same period last year. The Company’s new acquisition, Katsa Oy, in Finland contributed $26.3 million of incremental revenue, while the recently announced acquisition of Kobelt contributed $1.2 million. The U.S. manufacturing operations experienced a 3.5%, or $3.0 million, increase in sales versus the first nine months of fiscal 2024, with improvement in demand for ARFF and industrial products. The Company’s operation in the Netherlands saw increased revenue of $12.4 million (23.9%) compared to the first nine months of fiscal 2024, as this operation continues to experience record demand for its propulsion systems and has begun to increase capacity to satisfy the growing demand. The Company’s Belgian operation saw a decrease compared to the prior year first half (19.9% or $4.0 million), with weaker demand for its marine transmission products. The Company’s Italian manufacturing operations were down $3.3 million (22.3%) compared to the first nine months of fiscal 2024, due primarily to the sale of the boat management product line in the prior year, along with weaker European demand for industrial and commercial marine products. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.1 million (2.5%) compared to the prior year comparable period.

Our distribution segment experienced a decrease in sales of $8.0 million (7.7%) in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024. The Company’s Asian distribution operations in Singapore, China and Japan were down 6.7% or $2.9 million from the prior year on weaker demand for oilfield transmissions into China. The Company’s North America distribution operation saw a decrease ($5.8 million or 26.4%) on some softening in North American demand for commercial marine products. The Company’s European distribution operation saw an increase ($0.6 million or 3.7%) on stronger shipments of commercial marine projects. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in revenue of 0.1% from the prior year comparable period, on stable demand.

Gross profit as a percentage of sales for the first nine months of fiscal 2025 declined to 25.7%, compared to 27.6% for the same period last year. The current year includes the impact of a non-cash inventory write-down of $1.6 million. This write-down reflects the results of a product rationalization exercise of the Company’s industrial product line following the acquisition of Katsa. Excluding this adjustment, the first nine months gross profit percent was 26.3%. The remaining shortfall to the prior year gross profit percentage is attributed to a less favorable product mix, along with purchase accounting amortization related to Katsa.

For the fiscal 2025 first nine months, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 23.7%, compared to 24.3% for the first nine months of fiscal 2024. ME&A expenses increased $6.5 million (12.8%) over the same period last fiscal year. The increase in ME&A spending for the first nine months was comprised of the addition of Katsa and Kobelt ($4.7 million), a catch-up adjustment to non-cash stock compensation ($0.6 million), a legal settlement ($0.4 million), an increase in professional fees ($0.9 million) and other inflation related increases ($0.6 million). These increases were offset by a decrease in global bonus expense ($0.7 million).

Interest expense was up $0.7 million to $1.8 million in the first nine months of fiscal 2025, with a higher average outstanding revolver balance following the Katsa and Kobelt acquisitions.

Other expense of $2.5 million for the first nine months was primarily attributable to a currency loss ($1.9 million), along with pension amortization expense ($0.7 million).

The fiscal 2025 first nine month effective tax rate was 1,469.0% compared to 41.0% in the prior fiscal year comparable period. The full domestic valuation allowance, along with the mix of foreign earnings by jurisdiction, resulted in the change to the effective tax rate. This rate becomes very volatile when pre-tax results are very close to breakeven.

Financial Condition, Liquidity and Capital Resources

Comparison between March 28, 2025 and June 30, 2024

As of March 28, 2024, the Company had net working capital of $123.1 million, which represents an increase of $3.0 million, or 2.5%, from the net working capital of $120.1 million as of June 30, 2024.

Cash decreased by $3.8 million to $16.2 million as of March 28, 2025, versus $20.1 million as of June 30, 2024. As of March 28, 2025, the majority of the cash is at the Company’s overseas operations in Europe ($4.8 million) and Asia-Pacific ($11.2 million).

Trade receivables of $57.3 million were up $5.1 million, or 9.8%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.2 million versus June 30, 2024. As a percent of sales, trade receivables finished at 70.5% in the third quarter of fiscal 2025 compared to 55.2% for the comparable period in fiscal 2024 and 61.8% for the fourth quarter of fiscal 2024. The current quarter was unfavorably impacted by timing of sales within the quarter, heavily weighted toward the end of the quarter.

Inventories increased by $7.5 million, or 5.7%, versus June 30, 2024 to $138.0 million. The impact of foreign currency translation was to decrease inventories by $0.6 million versus June 30, 2024. The largest increase is the result of the Kobelt acquisition during the quarter ($6.0 million). The Singapore distribution entity experienced a $2.4 million increase primarily related to customer delays of deliveries on oilfield transmissions into China. Additional increases were seen at our US distribution operation ($1.6 million) and Australia ($0.6 million). Offsetting decreases came at our operations in the United States ($1.9 million), favorably impacted by the non-cash write down of industrial inventory in the second fiscal quarter ($1.6 million). Our operation in Finland saw a decrease ($1.7 million) on a softening in demand during the quarter. The global operations team is focused on driving inventory improvements in the second half and beyond. On a consolidated basis, as of March 28, 2025, the Company’s backlog of orders to be shipped over the next six months approximates $133.7 million, compared to $133.7 million at June 30, 2024 and $130.5 million at March 29, 2024. As a percentage of six-month backlog, inventory has increased from 98% at June 30, 2024 to 103% at March 28, 2025.

Net property, plant and equipment increased $5.6 million (9.6%) to $63.7 million versus $58.1 million at June 30, 2024. The Company had capital spending of $7.5 million in the first three quarters, along with the impact of the Kobelt acquisition ($5.0 million). This increase was offset by depreciation of $6.2 million and an unfavorable exchange impact ($0.9 million). Capital spending occurring in the first nine months was primarily related to replacement capital, along with capital to drive growth and operating efficiencies. In total, the Company expects to invest between $10 and $12 million in capital assets in fiscal 2025. The Company continues to review its capital plans based on overall market conditions and availability of capital and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of March 28, 2025 of $31.6 million was down $1.0 million, or 3.1%, from June 30, 2024. The impact of foreign currency translation was essentially neutral to accounts payable. The decrease is primarily related to reduced purchasing activity toward the end of the quarter.

Total borrowings and long-term debt as of March 28, 2025 increased $15.0 million to $40.8 million versus $25.8 million at June 30, 2024. The increase is primarily related to the acquisition of Kobelt in the quarter ($16.7 million). During the first nine months, the Company reported positive free cash flow of $0.5 million (defined as operating cash flow less acquisitions of fixed assets), driven by improved earnings. The Company ended the quarter with total debt, net of cash, of $24.5 million, compared to $5.7 million at June 30, 2024, for a net increase of $18.8 million.

Total equity decreased $4.9 million, or 3.1%, to $150.2 million as of March 28, 2025. The net loss during the first nine months decreased equity by $3.1 million, while other decreases related to dividends paid to shareholders of $1.7 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation decreased equity by $0.9 million. The net remaining decrease in equity of $1.0 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized loss on cash flow hedges.

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

On February 14, 2025, the Company entered into a Credit Agreement (the “New Agreement”) with Bank of Montreal (the “Bank”) that refinances and replaces the credit agreement dated as of June 29, 2018, as amended between the Company and BMO.

Pursuant to the New Agreement, the Bank made a Term Loan to the Company in the principal amount of $15 million, consisting of as assignment of a term loan under the Credit Agreement from BMO to the Bank with a remaining principal of $8.5 million and an additional advance of $6.5 million. The maturity date of the Term Loan is April 1, 2027, and the Company is required to make principal installments on the Term Loan of at least $0.750 million per quarter. Under the new agreement, the Company is restricted in making dividend payments beyond $5 million in any fiscal year.

In addition, the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate and subject to a Borrowing Base, $50 million (the “Revolving Credit Commitment”). The Borrowing Base is the sum of (a) 85% of outstanding unpaid Eligible Receivables and (b) the lesser of $40 million for each fiscal month ending on or prior to August 31, 2025 (reduced to $35 million for each fiscal month ending on or prior to August 31, 2026, and further reduced to $32.5 million for each fiscal month ending thereafter) and 60% of Eligible Inventory for each fiscal month ending on or prior to August 31, 2025 (reduced to 55% of Eligible Inventory for each fiscal month ending on or prior to February 28, 2026, and 50% of Eligible Inventory for each fiscal month ending thereafter). The New Agreement also allows the Company to obtain Letters of Credit from the Bank, which if drawn upon by the beneficiary thereof and paid by the Bank, would become Revolving Loans. Under the New Agreement, the Company may not pay cash dividends on its common stock in excess of $5.0 million in any fiscal year. The term of the Revolving Loans under the New Agreement runs through April 1, 2027.

The Company used the increased borrowing capacity under the New Agreement to help finance its acquisition of Kobelt Manufacturing Co. Ltd. (“Kobelt”), as described elsewhere in this current report. Kobelt is included as a Borrower under the New Agreement, and may borrow directly under the New Agreement up to the lesser of the Revolving Credit Commitment or $25 million. For purposes of determining the Borrowing Base under the Credit Agreement, Eligible Receivables and Eligible Inventory of Kobelt are included. In addition, in determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for each of the Company’s Kobelt Acquisition and the Company’s prior Katsa Oy acquisition, as well as pro-forma EBITDA of Katsa Oy and Kobelt as permitted by the Bank.

Interest rates under the New Agreement are based on the secured overnight financing rate (“SOFR”), the euro interbank offered rate (the “EURIBO Rate”), or the Canadian Overnight Repo Rate Average (the “CORRA”). Loans under the New Agreement are designated as either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin; “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin; “Term CORRA Loans,” which accrue interest at an Adjusted Term CORRA plus an Applicable Margin; “Daily Compounded CORRA Loans,” which accrue interest at a Daily Compounded CORRA plus an Applicable Margin; or Canadian Prime Rate Loans,” which accrue interest at the Canadian Prime Rate plus an Applicable Margin. The Applicable Margins are between 2% and 3.5% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and .15% and .3% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

Borrowings under the New Agreement are secured by substantially all of the Company’s and Kobelt’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 65% of its equity interests in certain foreign subsidiaries. To effect these security interests, the Company entered into various amendment and assignment agreements that consent to the assignment to the Bank of certain agreements previously entered into between the Company and the Bank in connection with an April 22, 2016 credit agreement between the Company and the Bank, and further amended such agreements pursuant to the terms of the New Agreement. Specifically, the Company amended and agreed to the assignment to the Bank of a Security Agreement, IP Security Agreement, Pledge Agreement, Perfection Certificate, and Assignment as to Liens and Encumbrances. The Company also amended and assigned to the Bank a Negative Pledge Agreement, pursuant to which it agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the New Agreement and the Negative Pledge Agreement. The Company also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Kobelt, described in Item 8.01 below.

Upon the occurrence of an Event of Default, the Bank may take the following actions upon written notice to the Company: (1) terminate its remaining obligations under the New Agreement; (2) declare all amounts outstanding under the New Agreement to be immediately due and payable; and (3) demand the Company to immediately Cash Collateralize L/C Obligations in an amount equal to 105% of the aggregate L/C Obligations or a greater amount if the Bank determines a greater amount is necessary. If such Event of Default is due to the Company’s bankruptcy, the Bank may take the three actions listed above without notice to the Company.

The Company remains in compliance with its liquidity and other covenants.

Other significant contractual obligations as of March 28, 2025 are disclosed in Note O "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. There are no material undisclosed guarantees. As of March 28, 2025, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days. The Company has long-term obligations related to its postretirement plans which are discussed in detail in Note H "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q. Postretirement medical claims are paid by the Company as they are submitted. In fiscal 2025, the Company expects to contribute $0.5 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured. In fiscal 2025, the Company expects to contribute $0.7 million to its defined benefit pension plans. The Company does not have any material off-balance sheet arrangements.

Management believes that available cash, the New Agreement, the unsecured lines of credit, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company's cash and capital requirements for the foreseeable future.

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

The Company is providing the following additional risk factor to supplement the risk factors contained in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Additional tariffs on product imported to the U.S., retaliatory trade actions taken by other countries and resulting trade wars may have a material adverse impact on our business.

The Company’s business is subject to risks related to tariffs and other trade policies put in place by the U.S. or other countries. In 2025, the U.S. government announced the intention to impose additional tariffs on certain goods imported from numerous countries, and multiple nations, including China, responded with reciprocal tariffs and other trade actions.

The recent enactment of tariffs by the U.S. government, along with the unpredictability of the rates, poses a significant risk to our business operations and may materially increase our costs and reduce our margins. The tariffs may also lead to higher pricing for our products, potentially reducing consumer demand and impacting our sales volume. The Company is actively monitoring the impact of any tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. The Company is currently analyzing strategies that can be taken to moderate or minimize the effects of these trade actions, including evaluating the country of origin for sourcing product into the U.S., negotiating with suppliers and adjusting our pricing strategies. However, there can be no assurance that these measures will be successful, or that they will offset the negative impact of the tariffs on our business.

Given the uncertainty regarding scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the U.S. or other countries, the specific impact to our business, results of operations, cash flows and financial condition is uncertain but could be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended March 28, 2025, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 28, 2024 – January 31, 2025	0	NA	0	315,000

February 1 – February 28, 2025	0	NA	0	315,000

March 1 – March 28, 2025	0	NA	0	315,000

Total	0	NA	0	315,000

Under authorizations granted by the Board of Directors on February 1, 2008 and July 27, 2012, the Company was authorized to purchase 500,000 shares of its common stock. This authorization has no expiration, and as of March 28, 2025, 315,000 may yet be purchased under these authorizations. The Company did not purchase any shares of its common stock pursuant to these authorizations during the quarter ended March 28, 2025.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 7, 2025	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer