Form 10-K
period 2025-06-30
TWIN DISC INC
filed 2025-09-05
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2025

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

Yes ☐ No ☑

At December 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant was $125,389,002.

Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

At August 13, 2025, the registrant had 14,390,226 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TABLE OF CONTENTS

TWIN DISC, INC. - FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2025

PART I

Item 1. Business

Twin Disc, Incorporated (“Twin Disc”, or the “Company”) was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells marine and heavy duty off‑highway power transmission equipment. The Company has manufacturing locations in the United States, Belgium, Canada, Finland, Italy, the Netherlands, and Switzerland. In addition to these countries, it has distribution locations in Singapore, China, Australia, New Zealand, and Japan. Products offered include: marine transmissions, azimuth drives, surface drives, propellers and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches, controls systems, and braking systems. The Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government, military and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

On February 14, 2025, the Company completed the acquisition of 100% of the outstanding common stock of Kobelt Manufacturing Co. Ltd. (“Kobelt”).  Based in Surrey, British Columbia, Canada, Kobelt is a manufacturer of controls, propulsion, steering, and braking systems to the marine, oil and gas, and industrial markets. The provisional fair value estimates of Kobelt's deferred income taxes, property, plant and equipment, net and intangible assets, net, are pending final review by the Company, and Kobelt is included in the Company's manufacturing segment.

On May 31, 2024, the Company completed the acquisition of 100% of the outstanding common stock of Katsa Oy (“Katsa”). Based in Finland, Katsa is a European manufacturer of custom-designed, high-quality power transmission components and gearboxes for industrial and marine end-markets for a broad range of end market applications. Katsa also provides a wide range of after-sales services, including spare part deliveries, reverse engineering, modeling, and gearbox refurbishment. Katsa is included in the Company’s manufacturing segment.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. The primary competitive factors for the Company’s products are design, technology, performance, price, service and availability. The Company’s top ten customers accounted for approximately 35% and 43% of the Company's consolidated net sales during the years ended June 30, 2025 and June 30, 2024, respectively. No individual customer accounted for 10% of consolidated net sales in fiscal year 2025 and 2024.

Unfilled open orders for the next six months of $150.5 million, including the impact of the acquisition of Kobelt, at June 30, 2025 compared to $133.7 million, including the impact of the acquisition of Katsa, at June 30, 2024. Since orders are subject to cancellation and rescheduling by the customer, the six‑month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in total backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2.7 million and $2.6. million in fiscal 2025 and 2024, respectively. Total engineering and development costs were $12.2 million and $9.8 million in fiscal 2025 and 2024, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2025 was 980, including the impact of the acquisition of Kobelt, and at June 30, 2024 was 910, including the impact of the acquisition of Katsa, respectively. The Company believes that its continued success is a direct result of its talent. As such, the Company strives to be an employer of choice in every community in which it operates. It does this by fostering a fair, respectful, inclusive and safe work environment and culture shaped with its core values of customer focus, integrity, accountability, teamwork, and innovation.

A summary of financial data by segment, geographic area, and classes of products that accounted for more than 10% of consolidated sales revenues for the years ended June 30, 2025 and 2024 appears in Note K, Business Segments and Foreign Operations, to the consolidated financial statements.

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

The Company could be materially adversely affected by the effects of health pandemics or epidemics in regions where we or third parties on which we rely have business operations.  Operating during a global pandemic could expose the Company to a number of material risks, including diminished demand for our products and our customers’ products, suspensions in the operations of our and our suppliers’ manufacturing facilities, maintenance of appropriate labor levels, our ability to ship products to our customers, interruptions in our supply chains and distribution systems, access to capital and potential increases to the cost of capital, collection of trade receivables in accordance with their terms and potential further impairment of long-lived assets; all of which, in the aggregate, could have an adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Many of the Company’s product markets are cyclical in nature or are otherwise sensitive to volatile or unpredictable factors. A downturn or weakness in overall economic activity or fluctuations in those other factors could have a material adverse effect on the Company’s overall financial performance. Historically, sales of many of the products that the Company manufactures and sells have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government, military and industrial markets. The demand for the products may be impacted by the strength of the economy generally, governmental spending and appropriations, including security and defense outlays, fuel prices, interest rates, as well as many other factors. Adverse economic and other conditions may cause the Company's customers to forego or otherwise postpone purchases in favor of repairing existing equipment.

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

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although no individual customer accounted for 10% or more of consolidated net sales in fiscal 2025, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected. Although the Company’s accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of its largest customers could have a material adverse impact on the collectability of its accounts receivable and future operating results.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 73% of the Company’s consolidated net sales for fiscal 2025. The Company has international manufacturing operations in Belgium, Canada, Finland, Italy, the Netherlands and Switzerland. In addition, the Company has international distribution operations in Australia, New Zealand, Belgium, China, Japan, and Singapore. The Company’s international sales and operations are subject to a number of risks, including:

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

To date, our operations have not been materially adversely affected by global conflicts including Russia’s invasion of Ukraine. However, further escalation of this or other conflicts could result in, among other negative consequences, a disruption to the global economy and supply chain leading to a shortage of parts, materials and services needed to manufacture and timely deliver our products. Any such shortages could negatively impact our suppliers’ ability to meet our demand requirements and, in turn, our ability to satisfy our customer demand. These challenges, together with other challenges associated with operating an international business, may adversely affect our ability to recognize revenue and our other operating results.

A material disruption at one of the Company’s largest manufacturing facilities could adversely affect its ability to generate sales and meet customer demand. If operations at one of the Company’s largest facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions, labor force disruptions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance, which it believes is adequate to reconstruct its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

The ability to service the requirements of debt depends on the ability to generate cash and/or refinance its indebtedness as it becomes due, and depends on many factors, some of which are beyond the Company’s control. The Company entered into an amended and restated credit agreement on February 14, 2025. The Company’s ability to make payments on its indebtedness, including those under the credit agreement, and to fund planned capital expenditures, research and development efforts and other corporate expenses depends on the Company’s future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond its control. The Company cannot be certain that its business will generate sufficient cash flow from operations, or operating improvements will be realized or that future borrowings will be available to it in an amount sufficient to enable it to repay its indebtedness or to fund its other operating requirements. Significant delays in its planned capital expenditures may materially and adversely affect the Company’s future revenue prospects.

Any failure to meet debt obligations and financial covenants, and maintain adequate asset-based borrowing capacity could adversely affect the Company’s business and financial condition.  The Company’s revolving credit facility expiring April 2027 is secured by certain personal property assets such as accounts receivable, inventory, and machinery and equipment.  Under this agreement, the Company’s borrowing capacity is based on the eligible balances of these assets and it is required to maintain sufficient asset levels at all times to secure its outstanding borrowings.  The Company is also required to comply with a total funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio, a minimum fixed charge coverage ratio, and a minimum tangible net worth.  If the Company does not meet these financial covenants as specified under the agreement, the Company may require forbearance or relief from its financial covenant violations from its senior lender or be required to arrange alternative financing. Failure to obtain relief from financial covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

As of June 30, 2025, the Company had a borrowing capacity that exceeded its outstanding loan balance (see Note H, Debt, of the notes to the consolidated financial statements). Based on its annual financial plan, the Company believes that it will generate sufficient cash flow levels throughout fiscal 2026 to meet the required financial covenants under the agreements. However, as with all forward-looking information, there can be no assurance that the Company will achieve the planned results in future periods.

While the Company has obtained forgiveness of its Paycheck Protection Program Loan (“PPP loan”), it remains subject to audit under the program’s rules and any resulting adverse audit findings of non-compliance can result in the repayment of a portion or all of the PPP loan.  On April 17, 2020, the Company received proceeds of $8.2 million from a loan under the PPP of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which it has used to retain employees, maintain payroll and make lease and utility payments.  The Company accounted for the full proceeds as a loan.  It obtained formal forgiveness of the full amount of the loan on June 16, 2021, and accounted for the forgiveness as income from extinguishment of loan in its statement of operations for the year ended June 30, 2021.

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

The Company has made certain assumptions relating to the acquisition of Katsa and Kobelt in its forecasts that may prove to be materially inaccurate. The integration of Katsa and Kobelt into the Company’s business processes is ongoing. While the integration is currently proceeding as planned, the Company has made certain longer term assumptions relating to the forecast level of synergies and associated costs of the acquisition of Katsa and Kobelt that may be inaccurate based on the information that was available to the Company or as a result of the failure to realize the expected benefits of the acquisition, higher than expected integration costs, unknown liabilities and global economic and business conditions that may adversely affect the combined Company following the completion of the acquisition. The combination of the businesses will require significant management attention, and the Company may incur significant additional integration costs because of integration difficulties and other challenges.

As a result of the acquisition of Katsa and Kobelt, the Company carries a significant amount of intangible assets, but it may never fully realize the full value of these assets. The full accounting for the Kobelt acquisition, including the purchase price allocation, is pending final review by the Company. The Company recorded intangible assets, including customer relationships, technology know-how, trade name, and computer software for both Katsa and Kobelt.

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

The Company may experience negative or unforeseen tax consequences. The Company reviews the probability of the realization of its net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce the Company’s net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition. At June 30, 2025 and 2024, the allowance totaled $24.0 million and $24.0 million, respectively.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company’s Audit Committee is responsible for exercising oversight of management’s identification and management, and planning for, risks from cybersecurity threats.

The Company has developed and implemented processes to assess, identify, and manage material risks from cybersecurity threats as part of its overall enterprise risk management system. Its cybersecurity processes include security monitoring and threat hunting through a third-party managed vendor and mandatory, company-wide employee training. The processes also extend to oversight and identification of risks associated with vendors and customers if their computer systems interface with the Company’s information systems. Upon detection of a potentially material cybersecurity incident, the Company initiates its cyber incident procedure to investigate, contain, and remediate the incident.

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

Manufacturing Segment

The Company owns two facilities in Racine, Wisconsin, U.S.A. One facility is for manufacturing, assembly, and office purposes, and the other facility is the former corporate headquarters that is now classified as an idle asset. The Company also owns three facilities in Finland (two in Tampere and one in Ikaalinen) and one facility in Italy (Decima). These facilities are for manufacturing, assembly and office purposes. The aggregate floor space of these facilities approximates 739,200 square feet. The Company leases additional manufacturing, assembly and office facilities in, Sturtevant, Wisconsin; Lufkin, Texas; Papendrecht, Netherlands; Nivelles, Belgium; Novazzano, Switzerland; Decima, Italy; Tampere, Finland; and, Surrey, Canada.

Distribution Segment

The Company also has operations in the following locations, all of which are leased and are used for sales offices, warehousing and light assembly or product service:

Brisbane, Queensland, Australia	Chennai, India
Gold Coast, Queensland, Australia	Coimbatore, India
Singapore	Saitama City, Japan
Shanghai, China	Auckland, New Zealand
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

Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10‑K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 2025.

Name	Age	Position
John H. Batten	60	President and Chief Executive Officer
Jeffrey S. Knutson	60	Vice President – Finance, Chief Financial Officer, Treasurer and Secretary

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

The declaration and payment of future dividends, as well as the amount thereof, are subject to the discretion of our Board of Directors. The amount and size of any future dividends will depend upon our future results of operations, financial condition, capital levels, cash requirements and other factors. Although the Company anticipates that it will continue to pay comparable cash dividends in the future, there can be no assurance that we will declare and pay dividends in the future.

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 4, 2025, shareholders of record numbered 295.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2025 – April 25, 2025	0	NA	0	315,000
April 26, 2025 – May 30, 2025	0	NA	0	315,000
May 31, 2025 - June 30, 2025	0	NA	0	315,000
Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during fiscal 2024 and 2025. As of June 30, 2025, 315,000 shares remain authorized for purchase.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2025. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

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

Fiscal 2025 Compared to Fiscal 2024

Net Sales

Net sales for fiscal 2025 increased 15.5%, or $45.6 million, to $340.7 million from $295.1 million in fiscal 2024. The Company’s acquisition of Katsa at the beginning of fiscal 2025 contributed $39.1 million of incremental revenue, while the acquisition of Kobelt in the Company’s third fiscal quarter contributed $4.9 million of incremental revenue. Excluding the impact of these acquisitions, the Company’s revenue was relatively flat with the prior year, as strong growth in the Veth product was offset by weaker oil and gas transmission shipments into China and some weakness in the European industrial and commercial marine markets. Currency translation had a favorable impact on fiscal 2025 sales compared to the prior year totaling $1.5 million, primarily due to the strengthening of the euro against the U.S. dollar.

Excluding the impact of the Katsa and Kobelt acquisitions, sales for our manufacturing segment decreased 2.5%, or $7.5 million, versus the same period last year. The largest improvement was seen at the Company’s Veth propulsion operation in the Netherlands, which experienced a 12.3% increase in sales compared to fiscal 2024. The primary driver for this increase was growing demand through market and geographic penetration for the Company’s innovative propulsion solutions around the globe, along with improving supply chain and operational performance. The Company’s domestic manufacturing operation experienced a 1.8% decrease in sales in fiscal 2025, driven by some softening demand for oil and gas transmissions in China. The Company’s Italian manufacturing operations reported a 29.7% decrease in sales from fiscal 2024, primarily due to the sale of the BCS business during fiscal 2024. The Company’s Belgian manufacturing operation saw an 18.4% decrease in sales from fiscal 2024 with softer demand in the European marine markets. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 3.9% increase in sales compared to fiscal 2024, primarily due to a strengthening European propulsion market.

Sales for our distribution segment were down 8.6%, or $12.4 million, compared to fiscal 2024. The Company’s Asian distribution operations in Singapore, China and Japan experienced a 6.7% decrease in sales on softening demand for energy related products in China. The Company’s North American distribution operation saw a 26.9% decrease on weaker domestic demand for marine products from the European operations. The Company’s European distribution operation was essentially flat with the prior year. The Company’s distribution operation in Australia, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a slight decrease in revenue (0.7%) on consistent demand for pleasure craft products in the region.

Net sales for the Company’s marine transmission and propulsion systems were up 17.1% in fiscal 2025 compared to the prior fiscal year. This increase reflects generally strong market conditions, continued global growth of the Veth product, the addition of the Katsa and Kobelt product lines and a general easing of supply chain constraints during the fiscal year. In the off-highway transmission market, the year-over-year increase of 2.1% can be attributed primarily to the historically high demand for the Company’s ARFF (airport rescue and firefighting) transmissions. The increase experienced in the Company’s industrial products of 61.8% was a function of stronger demand in the North American construction and recycling markets, along with the addition of the Katsa and Kobelt product lines.

Geographically, sales to the U.S. and Canada improved 10% in fiscal 2025 compared to fiscal 2024, representing 27% of consolidated sales for fiscal 2025 compared to 28% in fiscal 2024. The increase is primarily due to the addition of Kobelt, improving Veth demand in the region and recovering industrial sales. Sales into the Asia Pacific market decreased 20% compared to fiscal 2024 and represented approximately 22% of sales in fiscal 2025, compared to 32% in fiscal 2024. The decrease in fiscal 2025 reflects softening demand for the Company’s oil and gas transmissions in the Chinese market. Sales into the European market improved approximately 40% from fiscal 2024 levels while accounting for 41% of consolidated net sales in fiscal 2025 compared to 33% of net sales in fiscal 2024. The addition of Katsa revenue in fiscal 2025, along with strong demand for the Company’s Veth propulsion products, drove much of the fiscal 2025 growth. See Note K, Business Segments and Foreign Operations, of the notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

Gross Profit

In fiscal 2025, gross profit improved $9.4 million, or 11.3%, to $92.7 million on a sales increase of $45.6 million. Gross profit as a percentage of sales decreased 100 basis points in fiscal 2025 to 27.2%, compared to 28.2% in fiscal 2024.

There were a number of factors that impacted the Company’s overall gross profit rate in fiscal 2025. Gross profit for the year was primarily impacted by improved volumes (approximately $12.9 million). This was offset by a less favorable product mix (approximately $3.1 million), primarily related to weaker demand for oil and gas related products. The company also recorded purchase accounting amortization in cost of goods sold totaling $0.9 million in fiscal 2025. The remaining increase ($0.5 million) is the result of price realization, cost reduction efforts and improved productivity at our operating facilities.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $82.4 million were up $10.8 million, or 15.1%, in fiscal 2025 compared to the prior fiscal year. As a percentage of sales, ME&A expenses decreased to 24.2% of sales versus 24.3% of sales in fiscal 2024. The increase in ME&A spending in fiscal 2025 compared to the prior year was primarily driven by the addition of the Katsa and Kobelt operations ($8.6 million). The remaining increase was driven by an inflationary increase to salaries and benefits ($1.5 million), stock compensation expense ($0.7 million), professional fees ($1.3 million), and a legal settlement ($0.4 million). These increases were partially offset by reductions to the global bonus expense ($1.0 million), bad debt expense ($0.3 million) and other cost savings ($0.4 million).

Restructuring of Operations

During the course of fiscal 2025 and fiscal 2024 the Company incurred $0.4 million and $0.2 million in restructuring charges, respectively. These charges relate to a continued restructuring program at the Company’s Belgian operation to focus resources on core manufacturing process, while allowing for savings on the outsourcing of non-core processes.

Interest Expense

Interest expense of $2.6 million for fiscal 2025 was $1.2 million higher than fiscal 2024 due to an increased average balance following the two completed acquisitions.

Other Income, Net

In fiscal 2025, other expense, net, of $5.5 million increased by $10.8 million from the prior fiscal year other income, net, of $5.3 million. This change is primarily due to an increase in currency translation losses ($5.2 million), an increase in defined benefit pension amortization ($2.0 million) and the prior year impact of a bargain purchase gain related to the acquisition of Katsa ($3.7 million).

Income Taxes

The effective tax rate for fiscal 2025 is 190.4% compared to 26.8% for fiscal 2024.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, the company recorded in fiscal year 2025 and 2024, the valuation allowance of $24.0 million and $24.0 million, respectively.

Order Rates

As of June 30, 2025, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $150.5 million or approximately 13% higher than the six-month backlog of $133.7 million as of June 30, 2024. The increased backlog is primarily attributable to continued strength in order rates throughout the fiscal year, led by continued growth in demand for the Veth product, along with the addition of Kobelt backlog ($2.8 million).

Liquidity and Capital Resources

Fiscal Years 2025 and 2024

The net cash provided by operating activities in fiscal 2025 totaled $24.0 million, a decrease of $9.7 million from the prior fiscal year cash provided by operating activities of $33.7 million. The reduction in operating cash flow from the prior year was primarily due to an increase in inventory in fiscal 2025. This increase was driven by some shipping delays at the end of fiscal 2025, along with operational increases to support a growing backlog. The Company expects to drive inventory reductions through fiscal 2026. The unfavorable movement in inventory was partially offset by favorable movements in trade payables and accrued liabilities.

The net cash used by investing activities for fiscal 2025 primarily represents the acquisition of Kobelt ($17.2 million) and the acquisition of property, plant and equipment ($15.2 million). The capital spending amount reflects a significant increase from the prior year, driven by the additional capital needs of Katsa and the timing of machine tool deliveries.

The net cash used by financing activities relates primarily to payments for dividends ($2.6 million), payments on finance lease obligations ($1.1 million) and payments on stock compensation withholding taxes ($1.3 million). These uses were partially offset by incremental borrowings of $4.0 million. During fiscal 2025, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

Future Liquidity and Capital Resources

On February 14, 2025, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”) with Bank of Montreal (the “Bank”) that refinances and replaces the credit agreement dated as of June 29, 2018, as amended, between the Company and BMO Harris Bank, N.A. (the “Prior Credit Agreement”).

Pursuant to the Credit Agreement, the Bank made a Term Loan to the Company in the principal amount of $15.0 million, consisting of an assignment of a term loan under the Prior Credit Agreement from BMO to the Bank with a remaining principal of $8.5 million and an additional advance of $6.5 million. The maturity date of the Term Loan is April 1, 2027, and the Company is required to make principal installments on the Term Loan of at least $0.75 million per quarter. Under the Credit Agreement, the Company is restricted in making dividend payments beyond $5 million in any fiscal year.

In addition, the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate and subject to a Borrowing Base, $50.0 million (the “Revolving Credit Commitment”). The Borrowing Base is the sum of (a) 85% of outstanding unpaid Eligible Receivables and (b) the lesser of $40.0 million for each fiscal month ending on or prior to August 31, 2025 (reduced to $35.0 million for each fiscal month ending on or prior to August 31, 2026, and further reduced to $32.5 million for each fiscal month ending thereafter) and 60% of Eligible Inventory for each fiscal month ending on or prior to August 31, 2025 (reduced to 55% of Eligible Inventory for each fiscal month ending on or prior to February 28, 2026, and 50% of Eligible Inventory for each fiscal month ending thereafter). The Credit Agreement also allows the Company to obtain Letters of Credit from the Bank, which if drawn upon by the beneficiary thereof and paid by the Bank, would become Revolving Loans. Under the Credit Agreement, the Company may not pay cash dividends on its common stock in excess of $5.0 million in any fiscal year. The term of the Revolving Loans under the Credit Agreement runs through April 1, 2027.

The Company used the increased borrowing capacity under the Credit Agreement to help finance its acquisition of Kobelt. Kobelt is included as a Borrower under the Credit Agreement, and may borrow directly under the Credit Agreement up to the lesser of the Revolving Credit Commitment or $25.0 million. For purposes of determining the Borrowing Base under the Credit Agreement, Eligible Receivables and Eligible Inventory of Kobelt are included.

Interest rates under the Credit Agreement are based on the secured overnight financing rate (“SOFR”), the euro interbank offered rate (the “EURIBO Rate”), or the Canadian Overnight Repo Rate Average (the “CORRA”). Loans under the Credit Agreement are designated as either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin; “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin; “Term CORRA Loans,” which accrue interest at an Adjusted Term CORRA plus an Applicable Margin; “Daily Compounded CORRA Loans,” which accrue interest at a Daily Compounded CORRA plus an Applicable Margin; or Canadian Prime Rate Loans,” which accrue interest at the Canadian Prime Rate plus an Applicable Margin. The Applicable Margins are between 2% and 3.5% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and .15% and .3% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Credit Agreement requires the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. In determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for each of the Company’s Kobelt Acquisition and the Company’s prior Katsa acquisition, as well as pro-forma EBITDA of Katsa and Kobelt as permitted by the Bank. The Company’s Tangible Net Worth may not be less than $100.0 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2024.

Borrowings under the Credit Agreement secured by substantially all of the Company’s and Kobelt’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 65% of its equity interests in certain foreign subsidiaries. To effect these security interests, the Company entered into various amendment and assignment agreements that consent to the assignment to the Bank of certain agreements previously entered into between the Company and the Bank in connection with an April 22, 2016 credit agreement between the Company and the Bank, and further amended such agreements pursuant to the terms of the Credit Agreement. Specifically, the Company amended and agreed to the assignment to the Bank of a Security Agreement, IP Security Agreement, Pledge Agreement, Perfection Certificate, and Assignment as to Liens and Encumbrances. The Company also amended and assigned to the Bank a Negative Pledge Agreement, pursuant to which it agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the Credit Agreement and the Negative Pledge Agreement. The Company also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Kobelt. Borrowings under the Credit Agreement are also required to be guaranteed by each U.S. subsidiary of the Company.

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

The Company remains in compliance with its liquidity and other covenants under the Credit Agreement.

Management believes that available cash, the Credit Agreement, the unsecured lines of credit, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company's cash and capital requirements for the foreseeable future.

The Company’s balance sheet remains strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for its near-term needs. The Company had approximately $32.1 million of available borrowings under the Credit Agreement as of June 30, 2025. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of June 30, 2025, the Company also had cash of $16.1 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2026, the Company expects to contribute $0.7 million to its defined benefit pension plans, the minimum contribution required.

Net working capital increased $1.0 million, or 0.8%, during fiscal 2025 and the current ratio (calculated as total current assets divided by total current liabilities) decreased to 2.0 at June 30, 2025 compared to 2.2 for June 30, 2024. The increase in net working capital was primarily the result of an increase to inventory ($21.5 million) and trade receivables ($6.7 million). These increases were partially offset by increases in trade payables ($6.2 million) and accrued liabilities ($18.2 million).

The Company expects capital expenditures to be approximately $17 million - $19 million in fiscal 2026. These anticipated expenditures reflect the Company’s plans to invest in modern equipment to drive growth, efficiencies, quality improvements and cost reductions.

Management believes that available cash, the credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Contractual Obligations

The Company's significant contractual obligations as of June 30, 2025 are discussed in Note I “Lease Obligations” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2025 Annual Report on Form 10-K.  There are no material undisclosed guarantees.  As of June 30, 2025, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note N “Pension and Other Postretirement Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this 2025 Annual Report on Form 10-K.  Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.5 million in fiscal 2026 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured. In fiscal 2026, the Company expects to contribute $0.7 million to its defined benefit pension plans, the minimum contribution required.

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

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing discount rates as the significant assumption in determining the obligation as of that date. The approach used to determine the discount rates is based on the Willis Towers Watson BOND:Link model at June 30, 2025 as applied to the expected payouts from the pension plans. This yield curve is made up of Corporate Bonds rated AA or better.

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its discount rates on an annual basis and makes modifications when appropriate. The effects of the modifications are recorded currently or amortized over future periods. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the discount rates used are reasonable; however, changes in the discount rates could impact the Company’s financial position, results of operations or cash flows.

Income Taxes and Valuation Allowances

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, several factors are considered (e.g., prior earnings history, carry-back and carry-forward periods, etc.) but the most significant factors are expected future earnings that could potentially enhance the likelihood of realization of a deferred tax asset and tax strategies. Based on the above criteria the Company has determined that a full valuation allowance is appropriate as relates to its domestic operations. A full domestic valuation allowance of $24.0 million has been recognized at June 30, 2025. The recognition of a valuation allowance does not affect the availability of the tax credits as the Company realizes earnings.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework (2013 edition) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon such evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2025.

For purposes of evaluating the Company’s internal control over financial reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting, the Company did not include the internal controls of Kobelt, which the Company acquired on February 14, 2025, and which are included in the consolidated balance sheets of the Company as of June 30, 2025, and the related consolidated statements of operations and comprehensive income, cash flows, and changes in shareholders’ equity, for the year then ended.

RSM US LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2025, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2025, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For information with respect to the executive officers of the Registrant, see "Information About Our Executive Officers" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference. The Company’s Code of Ethics is included on the Company’s website, www.twindisc.com. If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference.

For information with respect to the Company’s Insider Trading Policy, see “Insider Trading Policy” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference.

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, see “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation" and "Director Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 2025, is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding security ownership of certain beneficial owners and management, see the Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 2025, under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 30, 2025, which is incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons, see “Corporate Governance – Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2025, under the headings “Fees to Independent Registered Public Accounting Firm” and “Pre-approval Policies and Procedures.”

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

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm, RSM US LLP, Milwaukee, Wisconsin, PCAOB ID #49	25-28

Consolidated Balance Sheets as of June 30, 2025 and 2024	29

Consolidated Statements of Operations and Comprehensive Income for the years ended June 30, 2025 and 2024	30

Consolidated Statements of Cash Flows for the years ended June 30, 2025 and 2024	31

Consolidated Statements of Changes in Equity for the years ended June 30, 2025 and 2024	32

Notes to Consolidated Financial Statements	33-70

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	71

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated

Opinion on the Internal Control Over Financial Reporting

We have audited Twin Disc, Incorporated’s (the Company) internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated September 5, 2025 expressed an unqualified opinion.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Kobelt Manufacturing Co. Ltd. (“Kobelt”) from its assessment of internal control over financial reporting as of June 30, 2025 because it was acquired by the Company in a purchase business combination in the third quarter of fiscal 2025. We have also excluded Kobelt from our audit of internal control over financial reporting. Kobelt is a wholly owned subsidiary whose total assets, net sales and income from operations represent approximately 6.0%, 1.4% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2025.

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

September 5, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twin Disc, Incorporated and its subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the two years in the period ended June 30, 2025, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 5, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Deferred Tax Asset Valuation Allowance

As described in Note O to the consolidated financial statements the Company’s gross deferred tax asset and valuation allowance was approximately $31,582,000 and $23,964,000, respectively, as of June 30, 2025. The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. In evaluating the realizability of deferred tax assets in future periods, the available positive and negative evidence, including projected future taxable income exclusive of reversing temporary differences, history of book losses, tax planning strategies and results of recent operations, are considered.

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

Milwaukee, Wisconsin

September 5, 2025

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2025 and 2024

(In thousands except share amounts)

	2025	2024
ASSETS
Current assets:
Cash	$16,109	$20,070
Trade accounts receivable, net	58,941	52,207
Inventories, net	151,951	130,484
Other current assets	19,914	16,870
Total current assets	246,915	219,631

Property, plant and equipment, net	69,576	58,074
Right-of-use operating lease assets	17,250	16,622
Goodwill	2,892	-
Intangible assets, net	13,361	12,686
Deferred income taxes	2,812	2,339
Other noncurrent assets	2,756	2,706

Total assets	$355,562	$312,058

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,000	$2,000
Current maturities of right-of use operating lease obligations	3,393	2,521
Accounts payable	38,745	32,586
Accrued liabilities	80,655	62,409
Total current liabilities	125,793	99,516
.
Long-term debt	28,446	23,811
Right-of-use operating lease obligations	14,357	14,376
Accrued retirement benefits	11,832	7,854
Deferred income taxes	4,320	5,340
Other long-term liabilities	6,423	6,107
Total liabilities	191,171	157,004

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,269	41,798
Retained earnings	125,414	129,592
Accumulated other comprehensive income (loss)	3,730	(6,905)
	171,413	164,485
Less treasury stock, at cost (482,181 and 637,778 shares, respectively)	7,402	9,783

Total Twin Disc, Incorporated shareholders' equity	164,011	154,702

Noncontrolling interest	380	352
Total equity	164,391	155,054

Total liabilities and equity	$355,562	$312,058

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended June 30, 2025 and 2024

(In thousands, except per share amounts)

	2025	2024

Net sales	$340,738	$295,127
Cost of goods sold	246,433	208,709
Cost of goods sold - other	1,579	3,099
Gross profit	92,726	83,319
Marketing, engineering and administrative expenses	82,431	71,622
Restructuring expenses	408	218
Income from operations	9,887	11,479
Other Income (expense):
Interest expense	(2,646)	(1,443)
Bargain purchase gain	-	3,724
Other (expense) income, net	(5,472)	1,607
	(8,118)	3,888
Income before income taxes and noncontrolling interest	1,769	15,367
Income tax expense	3,368	4,121
Net (loss) income	(1,599)	11,246
Less: Net earnings attributable to noncontrolling interest, net of tax	(295)	(258)
Net (loss) income attributable to Twin Disc, Incorporated	$(1,894)	$10,988
Dividends per share	$0.16	$0.12
(Loss) income per share data:
Basic (loss) income per share attributable to Twin Disc, Incorporated common shareholders	$(0.14)	$0.80
Diluted (loss) income per share attributable to Twin Disc, Incorporated common shareholders	$(0.14)	$0.79

Weighted average shares outstanding data:
Basic shares outstanding	13,856	13,683
Diluted shares outstanding	13,856	13,877

Comprehensive income
Net (loss) income	$(1,599)	$11,246
Benefit plan adjustments, net of income taxes of $13 and $8, respectively	(3,399)	(2,114)
Foreign currency translation adjustment	15,924	657
Unrealized (loss) gain on hedges, net of income taxes of $0 and $0, respectively	(1,851)	46
Comprehensive income	9,075	9,835
Less: Comprehensive income attributable to noncontrolling interest	334	183

Comprehensive income attributable to Twin Disc, Incorporated	$8,741	$9,652

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2025 and 2024

(In thousands)

	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,599)	$11,246
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,899	9,981
Gain on sale of assets	(98)	(91)
Loss on write-down of industrial product inventory	1,579	-
Loss on sale of boat management system product line and related inventory	-	3,099
Gain on Katsa acquisition	-	(3,724)
Restructuring charges	39	(82)
Provision for deferred income taxes	(1,581)	(560)
Stock compensation expense	4,107	3,449
Other, net	1,226	387
Changes in operating assets and liabilities, net of acquired business
Trade accounts receivable, net	(2,032)	9,540
Inventories, net	(9,730)	6,015
Other assets	2,748	2,041
Accounts payable	2,414	(5,166)
Accrued liabilities	12,463	(755)
Accrued retirement benefits	(456)	(1,664)

Net cash provided by operating activities	23,979	33,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(15,157)	(8,707)
Acquisition of Kobelt, less cash acquired	(17,236)	-
Acquisition of Katsa, less cash acquired	-	(23,178)
Proceeds from sale of property, plant, and equipment	147	-
Other, net	(653)	(184)

Net cash used by investing activities	(32,899)	(32,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt agreement	6,500	-
Borrowings under revolving loan arrangements	122,264	90,534
Repayments of revolving loan arrangements	(122,264)	(81,109)
Repayments of other long-term debt	(2,500)	(2,010)
Payments of right-of-use finance lease obligations	(1,119)	(921)
Dividends paid to shareholders	(2,284)	(1,695)
Dividends paid to noncontrolling interest	(306)	(254)
Payments of withholding taxes on stock compensation	(1,256)	(1,791)

Net cash (used) provided by financing activities	(965)	2,754

Effect of exchange rate changes on cash	5,924	2,406

Net change in cash	(3,961)	6,807

Cash:
Beginning of period	20,070	13,263

End of period	$16,109	$20,070

Supplemental cash flow information
Cash paid during the year for:
Interest	2,221	1,378
Income tax	3,844	1,724

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended June 30, 2025 and 2024

(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	(Loss) Income	Stock	Interest	Equity
Balance at June 30, 2023	$42,855	$120,299	$(5,570)	$(12,491)	$424	$145,517

Net income		10,988			258	11,246
Dividends paid to shareholders		(1,695)			(254)	(1,949)
Translation adjustments			733		(76)	657
Benefit plan adjustments, net of tax			(2,114)			(2,114)
Unrealized gain on hedges, net of tax			46			46
Compensation expense	3,449					3,449
Stock awards, net of tax	(4,506)			2,708		(1,798)

Balance at June 30, 2024	41,798	129,592	(6,905)	(9,783)	352	155,054

Net (loss) income		(1,894)			295	(1,599)
Dividends paid to shareholders		(2,284)			(306)	(2,590)
Translation adjustments			15,885		39	15,924
Benefit plan adjustments, net of tax			(3,399)			(3,399)
Unrealized loss on hedges, net of tax			(1,851)			(1,851)
Compensation expense	4,107					4,107
Stock awards, net of tax	(3,636)			2,381		(1,255)

Balance at June 30, 2025	$42,269	$125,414	$3,730	$(7,402)	$380	$164,391

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

A.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations‑‑Twin Disc, Incorporated (“Twin Disc”, or the “Company”) was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells marine and heavy duty off‑highway power transmission equipment. The Company has manufacturing locations in the United States, Belgium, Canada, Finland, Italy, the Netherlands, and Switzerland. In addition to these countries, it has distribution locations in Singapore, China, Australia and Japan. Products offered include: marine transmissions, azimuth drives, surface drives, propellers and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches, controls systems, and braking systems. The Company sells its products to customers primarily in the pleasure craft, commercial and military marine markets, as well as in the energy and natural resources, government, military, and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network.

On February 14, 2025, the Company completed the acquisition of 100% of the outstanding common stock of Kobelt Manufacturing Co. Ltd. (“Kobelt”). Based in Surrey, British Columbia, Canada, Kobelt is a manufacturer of controls, propulsion, steering, and braking systems to the marine, oil and gas, and industrial markets. The provisional fair value estimates of Kobelt's deferred income taxes, property, plant and equipment, net and intangible assets, net, are pending final review by the Company, and Kobelt is included in the Company's manufacturing segment.

On May 31, 2024, the Company completed the acquisition of 100% of the outstanding common stock of Katsa Oy (“Katsa”). Based in Finland, Katsa is an European manufacturer of custom-designed, high-quality power transmission components and gearboxes for industrial and marine end-markets for a broad range of end market applications. Katsa also provides a wide range of after-sales services, including spare part deliveries, reverse engineering, modeling, and gearbox refurbishment. Katsa is included in the Company’s manufacturing segment.

Basis of Presentations‑‑The consolidated financial statements and information included in this Annual Report on Form 10-K (“Form 10-K”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements have been prepared in accordance with Generally Accepted Accounting Principles of the United States of America. The Company’s fiscal year end is June 30.

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

Translation of Foreign Currencies‑‑The financial statements of the Company’s non-U.S. subsidiaries that use the local currency as their functional currency are translated using the current exchange rate for assets and liabilities, the weighted-average exchange rate for the year for revenues and expenses, and the historical exchange rate for the year for equity. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is included in equity. Gains and losses from foreign currency transactions are included in earnings. Included in other (expense) income are foreign currency transaction gain (losses) of ($4,825) and $377 in fiscal 2025 and 2024, respectively.

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

Accounts Receivable, net --These represent trade accounts receivable and are stated net of an allowance for credit losses of $1,548 and $1,383 at June 30, 2025 and 2024, respectively. The Company records an allowance for credit losses for certain customers where a risk of default has been specifically identified as well as provisions determined on a general basis when it is believed that some default is probable and estimable. The assessment of likelihood of customer default is based on a variety of factors, including the length of time the receivables are past due, the historical collection experience, as well as the consideration of customer concentrations, customer creditworthiness, negotiated changes to the payment terms of customers, recent economic trends, and expectations regarding economic conditions over a reasonable and supportable future period. Various factors may adversely impact its customer’s ability to access sufficient liquidity and capital to fund their operations and render the Company’s estimation of customer defaults inherently uncertain. While the Company believes current allowance for credit losses are adequate, it is possible that these factors may cause higher levels of customer defaults and bad debt expense in future periods.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable and accounts payable approximate fair value because of the immediate short-term maturity of these financial instruments. If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as defined in Note N, Pension and Other Postretirement Benefit Plans. The Company’s borrowings under the revolving loan agreement, which is classified as long-term debt and consists of loans that are routinely borrowed and repaid throughout the year, approximate fair value at June 30, 2025. The Company’s term loan borrowing, which is SOFR-based, approximates fair value at June 30, 2025. If measured at fair value in the financial statements, long-term debt (including any current portion) would be classified as Level 2 in the fair value hierarchy.

Inventories, net‑‑Inventories are valued at the lower of cost or net realizable value (or lower of cost or market where appropriate). Cost has been determined by the last‑in, first‑out (LIFO) method for the majority of inventories located in the United States, and by the first‑in, first‑out (FIFO) or average cost methods for all other inventories. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends, among others, when evaluating the adequacy of the reserve for excess and obsolete inventory.

Property, Plant and Equipment, net and Depreciation‑‑Assets are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and betterments are capitalized and depreciated. Capital project costs are accumulated in construction-in-progress until completed, at which time the costs are transferred to the relevant asset and commence depreciation. Depreciation is provided on the straight‑line method over the estimated useful lives of the assets. The lives assigned to buildings and related improvements range from 10 to 40 years, and the lives assigned to machinery and equipment range from 5 to 15 years. Upon disposal of property, plant and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until physically disposed.

At June 30, 2025 and 2024, the Company owned one permanently idled facility with a book value of $3.0 million. This facility is assessed for impairment quarterly and depreciation has ceased. This facility is accounted for within property, plant and equipment.

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

Intangible Assets, net-- Intangible assets primarily consist of customer relationships, technology know-how, and tradenames, all of which are definite-lived. They were initially valued at fair value at acquisition, and are amortized over their respective useful lives on the basis of straight line or accelerated, as appropriate.

Goodwill-- The Company reviews goodwill for impairment on a reporting unit basis annually as of the first day of the Company’s fourth fiscal quarter, and whenever events or changes in circumstances (“triggering events”) indicate that the carrying value of goodwill may not be recoverable.

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

The Company conducted its annual assessment for goodwill impairment as of June 30, 2025 using updated inputs, including appropriate risk-based, country and company specific weighted average discount rates for the Company’s reporting unit with goodwill. The Company completed its impairment testing as of June 30, 2025 and concluded there were no impairments.

Changes in circumstances, existing at the measurement date or at other times in the future, or in the numerous estimates associated with management’s judgments, assumptions and estimates made in assessing the fair value of goodwill, could result in an impairment charge in the future. The Company will continue to monitor all significant estimates and impairment indicators, and will perform interim impairment reviews, as necessary.

Derivative Financial Instruments--The Company has written policies and procedures that place all financial instruments under the direction of the Company’s corporate treasury department and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is prohibited. The Company uses derivative financial instruments to manage certain financial risks. The Company enters into forward contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. The Company uses interest rate swap contracts to reduce the exposure to variability in interest rates on floating debt borrowings. The Company designates certain financial instruments as cash flow hedges for accounting purposes. The Company designates certain financial instruments as net investment hedges to reduce the exposure in its foreign currency denominated net investments in wholly-owned subsidiaries. See Note S, Derivative Financial Instruments, for additional information.

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

Segment Reporting--Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. As of June 30, 2025, the Company identified two operating segments. Refer to "Note K. Business Segments and Foreign Operations" for further information.

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

Goods sold to third party distributors are subject to an annual return policy, for which a provision is made at the time of shipment based upon historical experience. Goods sold under bill and hold arrangements are recorded as revenue when control has been transferred to the customer and when the reason for the arrangement is substantive, when the product is identified as the customer’s asset, when the product is ready for delivery to the customer, and when the Company cannot use the product or redirect the product to another customer. While significant customer deposits are collected at certain locations, the Company’s payment terms are generally short-term in nature and therefore do not include a significant financing component.

At June 30, the Company reported the following contract assets and liabilities, which are presented within trade accounts receivable, net and accrued liabilities on the consolidated balance sheets, respectively. Deferred revenue represents billings in excess of cost based on milestone billings in the contract.

	Contract Assets			Contract Liabilities
	Costs in Excess of Billings, Net	Trade Accounts Receivable, Net	Total Contract Assets	Customer Deposits	Deferred Revenue	Total Contract Liabilities
2023	$-	$54,760	$54,760	$22,937	$-	$22,937
2024	5,216	52,207	57,423	26,540	2,025	28,565
2025	$6,988	$58,941	$65,929	$13,538	$29,664	$43,202

Our contracts are generally short term in nature, and therefore, the amount included in contract liabilities at the beginning of the year was recognized as revenue in the reporting period.

Shipping and Handling Fees and Costs--The Company records revenue from shipping and handling costs in net sales. The cost associated with shipping and handling of products is reflected in cost of goods sold.

Recently Issued Not Yet Adopted Accounting Standards-- In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or the Company’s fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. The Company is currently assessing the impact of the requirements on our Condensed Consolidated Financial Statements.

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

Recently Adopted Accounting Standards-- In November 2023, the FASB issued guidance ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company adopted the new annual disclosures as required for fiscal 2025 and will adopt the interim disclosures as required beginning with the first quarter of fiscal 2026.

Special Note Regarding Smaller Reporting Company Status-- Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2025. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

B. ACQUISITIONS

Kobelt Manufacturing Co., Ltd., Inc.

On February 14, 2025, the Company completed the acquisition of 100% of the outstanding common stock of Kobelt. Based in Surrey, British Columbia, Kobelt is a Canadian manufacturer of controls, propulsion, steering, and braking systems to the marine, oil and gas, and industrial markets. This acquisition was pursuant to a Sale and Purchase Agreement (“Purchase Agreement”) entered into by Twin Disc Canada Holdings Ltd, a wholly-owned subsidiary of the Company, with the prior owners, on February 14, 2025. Immediately following the acquisition, Kobelt and Twin Disc Canada Holdings Ltd amalgamated to continue a wholly-owned subsidiary of the Company, retaining the Kobelt name.

Under the terms of the Purchase Agreement, the Company paid an aggregate of approximately $17,236 in cash at closing, which included a base payment plus adjustments for net cash, working capital, and earnout. The Company paid an additional $516 for the net working capital adjustment. The amount is still subject to a final determination of the earnout calculation. The transaction is considered a taxable stock acquisition.

The Company, in part, financed the payment of the cash consideration through borrowings of $6,500 under a new credit agreement entered into on February 14, 2025 with Bank of Montreal (the “Credit Agreement”). The Credit Agreement is further discussed in Note K, Debt.

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

Since the acquisition date, the Company included in its consolidated statement of operations and comprehensive income net sales and earnings (loss) for Kobelt of $4,870 and ($164), respectively.

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

Cash purchase price	$17,102
Earnout	374
Total consideration	$17,476

Assets acquired:
Cash	$240
Trade accounts receivable	1,881
Inventories	5,984
Other current assets	290
Property, plant and equipment	5,031
Intangible assets	2,847
Total assets acquired	$16,273

Liabilities assumed :
Accounts payable	$924
Accrued liabilities	520
Deferred tax liability	159
Total liabilities assumed	$1,603

Total identified net assets acquired:	$14,670
Goodwill	2,806
Purchase price consideration	$17,476

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

The following summarizes the preliminary estimate of fair value of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired and liabilities assumed:
Cash	$240
Trade accounts receivable	1,881	(a)
Inventories, net	5,984	(b)
Other current assets	290
Property, plant and equipment	5,031	(c)
Intangible assets, net	2,847	(d)
Accounts payable	(924)
Accrued liabilities	(520	)(e)
Deferred tax liability	(159)
Total identified net assets acquired:	14,670
Goodwill	2,806	(f)
Purchase price consideration	$17,476

The following information provides further details about the preliminary estimated net step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.

(a)	Accounts receivable represent contractual amounts receivable from customers. The amounts approximate fair value.

(b)	Inventory consists of:

Raw materials	$4,622
Work in progress at fair value	520
Finished goods at fair value	842
Inventories at fair value	$5,984
Inventories at book value	5,558
Step-up	$426

(c)	The value of property, plant and equipment is estimated at:

Dies, tools and fixtures	$2,976
Machinery and equipment	1,718
Other	337
Property, plant and equipment at fair value	$5,031
Property, plant and equipment at book value	2,156
Step-up	$2,875

(d)	Intangible assets consist of :

	Estimated fair value	Estimated average useful lives
Tradename	636	20
Backlog	21	<1
Customer relationship	1,201	15
Computer Software - External	71	5
Developed technology	918	20
	$2,847

(e)	The amounts approximate fair value.

(f)

The Company recorded goodwill of $2,806 associated with the acquisition. The fair value of the purchase price of the business exceeded the fair value of the identifiable assets acquired and liabilities assumed.

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

Under the terms of the Purchase Agreement, the Company paid an aggregate of approximately $25,522 in cash at closing, which included a base payment plus adjustments for net cash and working capital, and transactions costs of $377. This amount was subject to a final determination of working capital adjustments.

The Company, in part, financed the payment of the cash consideration through borrowings of $16.9 million under a new credit agreement entered into on April 1, 2024 with BMO Harris Bank N.A. (the “Credit Agreement”). The Credit Agreement is further discussed in Note H, Debt.

Purchase Price Allocation

The acquisition of Katsa met the criteria for a business combination to be accounted for using the acquisition method under ASC 805, Business Combinations (“ASC 805”), with the Company identified as the legal and the accounting acquirer. The Company recognized approximately $745 of acquisition-related costs which were expensed in the consolidated statement of operations for the year ended June 30, 2024.

The following table details the allocation of the purchase price of the assets acquired and liabilities assumed in connection with the acquisition of Katsa.

Cash purchase price	$25,145
Final working capital adjustment	739
Total consideration	$25,884

Assets acquired (in millions):
Cash	$2,706
Trade accounts receivable, net	7,400
Inventories, net	10,694
Prepaid expenses	312
Other	786
Property, plant and equipment, net	13,853
Right-of-use operating lease assets	507
Intangible assets, net	3,377
Total assets acquired	$39,635

Liabilities assumed (in millions):
Accounts payable	$1,822
Accrued liabilities	5,360
Lease obligations	410
Deferred income taxes	2,435
Total liabilities assumed	$10,027

Total identified net assets acquired (in millions):	$29,608
Gain on bargain purchase	3,724
Purchase price consideration	$25,884

The fair value of the identifiable assets acquired and liabilities assumed of $29,608 exceeded the purchase price of the business, and additional expected working capital adjustment, of $25,884. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measurements were appropriate. Accordingly, the acquisition has been accounted for as a bargain purchase and as a result, the Company recognized a gain of $3,724, net of income tax of $2,435. associated with the acquisition. The amount is recorded in other income in the consolidated statements of operations and comprehensive income.

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

The following summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date, including the preliminary estimates of the property, plant and equipment, net, the intangible assets, net, and deferred income taxes:

Assets acquired (in millions):
Cash	$2,706
Trade accounts receivable, net	7,400	(a)
Inventories, net	10,694	(b)
Prepaid expenses	312
Other	786
Property, plant and equipment, net	13,853	(c)
Right-of-use operating lease assets	507
Intangible assets, net	3,377	(d)
Accounts payable	1,822
Accrued liabilities	5,360	(e)
Lease obligations	410
Deferred income taxes	2,435
Total identified net assets acquired (in millions):	$29,608
Gain on bargain purchase	3,724	(f)
Purchase price consideration	$25,884

The following information provides further details about the preliminary estimated net step-up in fair value and/or the estimated fair value at the acquisition date for some key balance sheet items.

(a)	Accounts receivable represent contractual amounts receivable from customers. The amounts approximate fair value.

(b)	Inventory consists of (in millions):

Raw materials	$4,524
Work in progress at fair value	2,802
Finished goods at fair value	3,368
Inventories at fair value	$10,694
Inventories at book value	9,858
Step-up	$836

(c)	The value of property, plant and equipment is estimated at (in millions):

Buildings	$7,560
Land	894
Equipment	5,399
Property, plant and equipment at fair value	$13,853
Property, plant and equipment at book value	5,333
Step-up	$8,520

(d)	Intangible assets consist of (in millions):

	Estimated fair value	Estimated average useful lives
Customer relationships	$1,525	12
Tradename	872	10
Technology know-how	980	7
Total	$3,377

(e)	The amounts approximate fair value.

(f)

The Company recognized a bargain purchase gain of $3,724, net of income tax expense of $2,435 associated with the acquisition. As a result, the Company reassessed the recognition and measurement of identifiable assets acquired and liabilities assumed and concluded that the valuation procedures and resulting measurements were appropriate. The fair value of the identifiable assets acquired and liabilities assumed exceeded the fair value of the purchase price of the business.

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

C. INVENTORIES, NET

The major classes of inventories at June 30 were as follows:

	2025	2024
Finished parts	$67,037	$60,166
Work in process	27,229	23,096
Raw materials	57,685	47,222
	$151,951	$130,484

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

The second quarter of fiscal year 2025 includes the impact of a non-cash inventory write-down of $1,579. This write-down reflects the results of a product rationalization exercise of the Company’s industrial product line following the acquisition of Katsa.

Inventories stated on a LIFO basis represent approximately 24% and 31% of total inventories at June 30, 2025 and 2024, respectively. The approximate current cost of the LIFO inventories exceeded the LIFO cost by $31,877 and $30,680 at June 30, 2025 and 2024, respectively. Inventories in the United States were reduced during fiscal 2025 and 2024, resulting in a liquidation of LIFO inventory layers that were carried at a lower cost prevailing from a prior year, as compared with current costs in the current year (“LIFO decrement”). A LIFO decrement results in the erosion of layers created in earlier years, and, therefore, a LIFO layer is not created for years that have decrements. For the years ended June 30, 2025 and 2024, the effects of LIFO decrements decreased cost of goods sold by $2,112 and $1,553, respectively.

The Company had reserves for inventory obsolescence of $16,016 and $12,693 at June 30, 2025 and 2024, respectively.

D. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at June 30 were as follows:

	2025	2024
Land	$3,381	$3,062
Buildings	47,438	44,833
Machinery and equipment	212,611	189,913
	263,430	237,808
Less: accumulated depreciation	(193,854)	(179,734)
	$69,576	$58,074

Included in the above amounts are finance lease right-of-use assets of $5,794 and $5,210 for the years ended June 30, 2025 and 2024, respectively.

Depreciation expense for the years ended June 30, 2025 and 2024 was $10,042 and $6,707, respectively.

At June 30, 2025 and 2024, the Company owned one permanently idle facility with a book value of $3.0 million. The asset is presented within property, plant, and equipment, net on the Consolidated Balance Sheets. No impairment losses were recorded in fiscal 2025 or 2024.

E. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of the consideration transferred net of the acquisition-date fair values of the identifiable assets acquired and the liabilities assumed.

On February 14, 2025, as discussed in Note B, the Company acquired goodwill in the estimated amount of $2,806 and intangible assets in the estimated amount of $2,847 as part of the acquisition of Kobelt.

As of June 30, 2025, changes in the carrying amount of goodwill is summarized as follows:

Net Book Value Rollforward
Balance at June 30, 2024	$-
Acquisition	2,806
Translation adjustment	86
Balance at June 30, 2025	$2,892

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Names	Other	Total
Balance at June 30, 2023	$31,925	$(19,288)	$12,637	$6,553	$2,422	$668	$2,994	$12,637
Additions	5,382	(1,894)	3,488	1,519	987	857	125	3,488
Reduction	(714)	714	-	-	-	-	-	-
Amortization	-	(3,273)	(3,273)	(1,245)	(1,280)	-	(748)	(3,273)
Translation adjustment	(166)	-	(166)	(107)	(40)	(5)	(14)	(166)
Balance at June 30, 2024	36,427	(23,741)	12,686	6,720	2,089	1,520	2,357	12,686
Additions	3,471	-	3,471	1,187	908	628	748	3,471
Amortization	-	(3,959)	(3,959)	(1,341)	(1,312)	(281)	(1,025)	(3,959)
Translation adjustment	3,505	(2,342)	1,163	629	149	169	216	1,163
Balance at June 30, 2025	$43,403	$(30,042)	$13,361	$7,195	$1,834	$2,036	$2,296	$13,361

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense for the years ended June 30, 2025 and 2024 was $3,959 and $3,273, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows:

Fiscal Year
2026	$2,614
2027	2,414
2028	2,297
2029	1,925
2030	635
Thereafter	3,476
Total	$13,361

F. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows:

	2025	2024
Deferred Revenue	$29,664	$2,025
Customer deposits	13,538	26,540
Salaries and wages	14,095	14,186
Warranty	4,174	3,341
Distributor rebates	3,083	3,930
Retirement benefits	1,664	1,831
Other	14,437	10,556
	$80,655	$62,409

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

	2025	2024
Reserve balance, July 1	$4,220	$3,476
Current period expense and adjustments	5,499	5,850
Payments or credits to customers	(4,676)	(5,102)
Translation adjustment	214	(4)
Reserve balance, June 30	$5,257	$4,220

The current portion of the warranty accrual ($4,174 and $3,341 at June 30, 2025 and 2024, respectively) is reflected in accrued liabilities, while the long-term portion ($1,084 and $879 at June 30, 2025 and 2024, respectively) is included in other long-term liabilities on the consolidated balance sheets.

H. DEBT

Long-term debt consisted of the following at June 30:

	2025	2024
Credit Agreement Debt
Revolving loans (expire April 2027)	$17,921	$16,288
Term loan (due April 2027)	13,500	9,500
Other	25	23
Subtotal	31,446	25,811
Less: current maturities	(3,000)	(2,000)
Total long-term debt	$28,446	$23,811

Credit Agreement Debt:

Current Credit Agreement

On February 14, 2025, the Company entered into an amended and restated Credit Agreement (the “Credit Agreement”) with Bank of Montreal (the “Bank”) that refinances and replaces the credit agreement dated as of June 29, 2018, as amended, between the Company and BMO Harris Bank, N.A. (the “Prior Credit Agreement”). There were no significant financing costs associated with the credit agreement.

Pursuant to the Credit Agreement, the Bank made a Term Loan to the Company in the principal amount of $15.0 million, consisting of an assignment of a term loan under the Prior Credit Agreement from BMO to the Bank with a remaining principal of $8.5 million and an additional advance of $6.5 million. The maturity date of the Term Loan is April 1, 2027, and the Company is required to make principal installments on the Term Loan of at least $0.75 million per quarter. Under the Credit Agreement, the Company is restricted in making dividend payments beyond $5 million in any fiscal year.

In addition, the Company may, from time to time prior to the maturity date, enter into Revolving Loans in amounts not to exceed, in the aggregate and subject to a Borrowing Base, $50.0 million (the “Revolving Credit Commitment”). The Borrowing Base is the sum of (a) 85% of outstanding unpaid Eligible Receivables and (b) the lesser of $40.0 million for each fiscal month ending on or prior to August 31, 2025 (reduced to $35.0 million for each fiscal month ending on or prior to August 31, 2026, and further reduced to $32.5 million for each fiscal month ending thereafter) and 60% of Eligible Inventory for each fiscal month ending on or prior to August 31, 2025 (reduced to 55% of Eligible Inventory for each fiscal month ending on or prior to February 28, 2026, and 50% of Eligible Inventory for each fiscal month ending thereafter). The Credit Agreement also allows the Company to obtain Letters of Credit from the Bank, which if drawn upon by the beneficiary thereof and paid by the Bank, would become Revolving Loans. Under the Credit Agreement, the Company may not pay cash dividends on its common stock in excess of $5.0 million in any fiscal year. The term of the Revolving Loans under the Credit Agreement runs through April 1, 2027.

The Company used the increased borrowing capacity under the Credit Agreement to help finance its acquisition of Kobelt. Kobelt is included as a Borrower under the Credit Agreement, and may borrow directly under the Credit Agreement up to the lesser of the Revolving Credit Commitment or $25.0 million. For purposes of determining the Borrowing Base under the Credit Agreement, Eligible Receivables and Eligible Inventory of Kobelt are included.

Interest rates under the Credit Agreement are based on the secured overnight financing rate (“SOFR”), the euro interbank offered rate (the “EURIBO Rate”), or the Canadian Overnight Repo Rate (the “CORRA”). Loans under the Credit Agreement are designated as either as “SOFR Loans,” which accrue interest at an Adjusted Term SOFR plus an Applicable Margin; “Eurodollar Loans,” which accrue interest at the EURIBO Rate plus an Applicable Margin; “Term CORRA Loans,” which accrue interest at an Adjusted Term CORRA plus an Applicable Margin; “Daily Compounded CORRA Loans,” which accrue interest at a Daily Compounded CORRA plus an Applicable Margin; or Canadian Prime Rate Loans,” which accrue interest at the Canadian Prime Rate plus an Applicable Margin. The Applicable Margins are between 2% and 3.5% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and .15% and .3% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio).

The Credit Agreement requires the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio may not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio may not be less than 1.10 to 1.00. In determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will include transaction expenses of up to $0.6 million for each of the Company’s Kobelt Acquisition and the Company’s prior Katsa acquisition, as well as pro-forma EBITDA of Katsa and Kobelt as permitted by the Bank. The Company’s Tangible Net Worth may not be less than $100.0 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2024.

Borrowings under the Credit Agreement secured by substantially all of the Company’s and Kobelt’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 65% of its equity interests in certain foreign subsidiaries. To effect these security interests, the Company entered into various amendment and assignment agreements that consent to the assignment to the Bank of certain agreements previously entered into between the Company and the Bank in connection with an April 22, 2016 credit agreement between the Company and the Bank, and further amended such agreements pursuant to the terms of the Credit Agreement. Specifically, the Company amended and agreed to the assignment to the Bank of a Security Agreement, IP Security Agreement, Pledge Agreement, Perfection Certificate, and Assignment as to Liens and Encumbrances. The Company also amended and assigned to the Bank a Negative Pledge Agreement, pursuant to which it agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the Credit Agreement and the Negative Pledge Agreement. The Company also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Kobelt. Borrowings under the Credit Agreement are also required to be guaranteed by each U.S. subsidiary of the Company.

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

Prior Credit Agreement

The Prior Credit Agreement, which was replaced by the Credit Agreement on February 14, 2025, provided for the assignment and assumption of the previously existing loans under a 2016 credit agreement between the Company and Bank of Montreal (as amended, the “2016 Credit Agreement”) into a term loan (the “Prior Term Loan”) and revolving credit loans (each a “Prior Revolving Loan” and, collectively, the “Prior Revolving Loans,” and, together with the Prior Term Loan, the “Prior Loans”). Pursuant to the Prior Credit Agreement, BMO agreed to make the Prior Term Loan to the Company in a principal amount not to exceed $35.0 million and the Company could, from time to time prior to the maturity date, enter into Prior Revolving Loans in amounts not to exceed, in the aggregate, $50.0 million (the “Prior Revolving Credit Commitment”), subject to a Borrowing Base based on Eligible Inventory and Eligible Receivables. Subsequent amendments to the Prior Credit Agreement reduced the Prior Term Loan to $20.0 million, extended the maturity date of the Prior Term Loan to April 1, 2027, and required the Company to make principal installment payments on the Prior Term Loan of $0.5 million per quarter. Subsequent amendments to the Prior Credit Agreement (prior to the Tenth Amendment to the Prior Credit Agreement discussed below) incrementally decreased BMO’s Prior Revolving Credit Commitment to $40.0 million. The Prior Credit Agreement also allowed the Company to obtain Letters of Credit from BMO, which if drawn upon by the beneficiary thereof and paid by BMO, would become Prior Revolving Loans. Under the Prior Credit Agreement, the Company was prohibited from paying cash dividends on its common stock in excess of $5.0 million in any fiscal year.

Under the Prior Credit Agreement as amended, interest rates were based on either the SOFR or the EURIBO Rate. Prior Loans were designated either as “SOFR Loans,” which accrued interest at an Adjusted Term SOFR plus an Applicable Margin, or “Eurodollar Loans,” which accrued interest at the EURIBO Rate plus an Applicable Margin. Amounts drawn on a Letter of Credit that were not timely reimbursed to the Bank bore interest at a Base Rate plus an Applicable Margin. The Company also paid a commitment fee on the average daily Unused Revolving Credit Commitment equal to an Applicable Margin. Immediately prior to February 14, 2025, the Applicable Margins were between 2% and 3.5% for Prior Revolving Loans and Letters of Credit; 2.125% and 3.625% for Prior Term Loans; and 0.15% and 0.3% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

The Prior Credit Agreement, as amended, required the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio could not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio could not be less than 1.10 to 1.00. In determining whether the Company was in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA included transaction expenses of up to $0.6 million for the Katsa acquisition, as well as pro-forma EBITDA of Katsa as permitted by the Bank. The Company’s Tangible Net Worth could not be less than $100.0 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2024.

Borrowings under the Prior Credit Agreement were secured by substantially all of the Company’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company had also pledged 100% of its equity interests in certain domestic subsidiaries and 65% of its equity interests in certain foreign subsidiaries. The Company had also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Veth Propulsion. To effect these security interests, the Company entered into various amendment and assignment agreements that consent to the assignment of certain agreements previously entered into between the Company and the Bank of Montreal in connection with the 2016 Credit Agreement. The Company also amended and assigned to BMO a Negative Pledge Agreement that it has previously entered into with Bank of Montreal, pursuant to which it agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the Credit Agreement and the Negative Pledge Agreement.

The Company had also entered into a Deposit Account Control Agreement with the Bank, reflecting the Bank’s security interest in deposit accounts the Company maintains with the Bank. The Bank could not provide a notice of exclusive control of a deposit account (thereby obtaining exclusive control of the account) prior to the occurrence or existence of a Default or an Event of Default under the Credit Agreement or otherwise upon the occurrence or existence of an event or condition that would, but for the passage of time or the giving of notice, constitute a Default or an Event of Default under the Prior Credit Agreement.

Upon the occurrence of an Event of Default, BMO could take the following actions upon written notice to the Company: (1) terminate its remaining obligations under the Prior Credit Agreement; (2) declare all amounts outstanding under the Prior Credit Agreement to be immediately due and payable; and (3) demand the Company to immediately Cash Collateralize L/C Obligations in an amount equal to 105% of the aggregate L/C Obligations or a greater amount if BMO determines a greater amount is necessary. If such Event of Default is due to the Company’s bankruptcy, BMO could take the three actions listed above without notice to the Company.

On April 1, 2024, the Company had entered into Amendment No. 10 to Prior Credit Agreement (the “Tenth Amendment”) that amended and extended the Prior Credit Agreement. The Tenth Amendment increased the Prior Revolving Credit Commitment from $40.0 million to $45.0 million, and also increased the Borrowing Base for Prior Revolving Loans from the sum of (a) 85% of outstanding unpaid Eligible Receivable and (b) the lesser of $30.0 million and 50% of Eligible Inventory to the sum of (a) 85% of outstanding unpaid Eligible Receivables and (b) the lesser of $35.0 million (reduced to $32.5 million beginning with the first quarter of the 2026 fiscal year) and 60% of Eligible Inventory (reduced to 55% of Eligible Inventory beginning with the third quarter of the 2025 fiscal year, and 50% of Eligible Inventory beginning with the first quarter of the 2026 fiscal year).

The Company used the increased borrowing capacity under the Tenth Amendment to help finance its acquisition of Katsa by TD Finland Holding Oy, a wholly-owned subsidiary of the Company. The Tenth Amendment specifically permitted the Company to use Prior Revolving Loans for the Katsa acquisition. In addition, in determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA included transaction expenses of up to $0.6 million for the Katsa acquisition, as well as pro-forma EBITDA of Katsa as permitted by the Bank.

The Tenth Amendment also extended the Prior Credit Agreement through April 1, 2027 and extended the maturity date of the Prior Term Loan and the Prior Term Loan Commitment Date to April 1, 2027.

The Tenth Amendment also increased the Applicable Margins under the Prior Credit Agreement for purposes of determining interest rates on Prior Revolving Loans, Letters of Credit, Prior Term Loans, and the Prior Unused Revolving Credit Commitment. Prior to the Tenth Amendment, the Applicable Margins were between 1.25% and 2.75% for Prior Revolving Loans and Letters of Credit; 1.375% and 2.875% for Prior Term Loans; and .10% and .15% for the Prior Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio). Under the Tenth Amendment, the Applicable Margins were between 2% and 3.5% for Prior Revolving Loans and Letters of Credit; 2.125% and 3.625% for Prior Term Loans; and .15% and .3% for the Prior Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to EBITDA ratio).

During fiscal year 2025, the average interest rate was 7.07% on the Term Loan, and 5.39% on the Revolving Loans.

As of June 30, 2025, the Company’s borrowing capacity under the terms of the Credit Agreement was approximately $50,597 and the Company had approximately $32,079 of available borrowings.

The Company’s borrowings described above approximates fair value at June 30, 2025 and June 30, 2024. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of June 30, 2025, the notional amount was $7,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note S, Derivative Financial Instruments.

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

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year
2026	$3,000
2027	3,000
2028	25,421
2029	-
2030	-
Thereafter	25
$31,446

Other lines of credit:

The Company has established unsecured lines of credit, which may be withdrawn at the option of the banks.  Under these arrangements, the Company has unused and available credit lines of $4,531 with a weighted average interest rate of 3.03% as of June 30, 2025, and $1,053 with a weighted average interest rate of 5.14% as of June 30, 2024.

I. LEASE OBLIGATIONS

The following table provides a summary of leases recorded on the consolidated balance sheet at June 30.

	Condensed Consolidated Balance Sheet Location	2025	2024
Lease Assets
Right-of-use operating lease assets	Right-of-use operating lease assets	$17,250	$16,622
Right-of-use finance lease assets	Property, plant and equipment, net	5,794	5,210

Lease Liabilities
Right-of use operating lease liabilities, current	Current maturities of right-of use operating lease obligations	$3,393	$2,521
Right-of use operating lease liabilities, non-current	Right-of use operating lease obligations	14,357	14,376
Right of use finance lease liabilities, current	Accrued liabilities	1,014	713
Right of use finance lease liabilities, non-current	Other long-term liabilities	5,212	4,795

The components of lease expense for the years ended June 30 were as follows:

	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$980	$811
Interest on lease liabilities	393	308
Operating lease cost	3,840	3,718
Short-term lease cost	379	33
Variable lease cost	531	398
Total lease cost	6,123	5,268
Less: Sublease income	(111)	(81)
Net lease cost	$6,012	$5,187

Other information related to leases was as follows:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,330	$3,447
Operating cash flows from finance leases	400	308
Financing cash flows from finance leases	1,119	921
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	2,863	6,069
Finance leases	1,317	1,383
Weighted average remaining lease term (years):
Operating leases	7.3	8.4
Finance lease	7.1	8.7
Weighted average discount rate:
Operating leases	8.6%	8.3%
Finance leases	6.8%	6.2%

Approximate future minimum rental commitments under non-cancellable leases as of June 30, 2025 were as follows:

	Operating Leases	Finance Leases
2026	$4,755	$1,443
2027	4,043	1,364
2028	2,773	1,253
2029	2,378	871
2030	1,927	558
Thereafter	8,389	2,250
Total future lease payments	24,265	7,739
Less: Amount representing interest	(6,515)	(1,513)
Present value of future payments	$17,750	$6,226

J. SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2025 and 2024 was 14,150,581 and 13,995,024, respectively. At June 30, 2025 and 2024, treasury stock consisted of 482,181 and 637,778 shares of common stock, respectively. The Company issued 155,597 and 176,956 shares of treasury stock in fiscal 2025 and 2024, respectively, to fulfill its obligations under its incentive compensation plans. The Company also recorded forfeitures of 0 and 2,413 shares of previously issued restricted stock in fiscal 2025 and 2024, respectively. The difference between the cost of treasury shares and the option price is recorded in common stock.

Under an authorization given by the Board of Directors on July 27, 2012, the Company is permitted to make open market purchases of its common stock.  The Company did not make any open market purchases during the two most recent fiscal years.  As of June 30, 2025 and 2024, 315,000 shares remain authorized for purchase.

Cash dividends per share were $0.16 and $0.12 in fiscal 2025 and 2024.

The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 150,000 shares of the preferred stock as Series A Junior Preferred Stock.

The components of accumulated other comprehensive income (loss) included in equity as of June 30, 2025 and 2024 are as follows:

	2025	2024
Translation adjustments	$15,036	$(849)
Benefit plan adjustments, net of income taxes of $(322) and ($181) respectively	(11,461)	(8,062)
Net gain on cash flow hedge derivatives, net of income taxes of ($210) and ($210), respectively	284	504
Net (loss) gain on net investment hedge derivatives, net of income taxes of $103 and $103, respectively	(129)	1,502
Accumulated other comprehensive income (loss)	$3,730	$(6,905)

A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the years ended June 30, 2025 and June 30, 2024 is as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2023	$(1,582)	$(5,948)	$688	$1,272
Other comprehensive loss before reclassifications	733	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	(2,114)	(184)	230
Net current period other comprehensive income (loss)	733	(2,114)	(184)	230
Balance at June 30, 2024	$(849)	$(8,062)	$504	$1,502

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2024	$(849)	$(8,062)	$504	$1,502
Other comprehensive loss before reclassifications	15,885	-	-	-
Return on plan assets		(1,808)
Amounts reclassified from accumulated other comprehensive income (loss)		(1,591)	(220)	(1,631)
Net current period other comprehensive income (loss)	15,885	(3,399)	(220)	(1,631)
Balance at June 30, 2025	$15,036	$(11,461)	$284	$(129)

Reconciliation for the changes in benefit plan adjustments, net of tax for the year ended June 30, 2025 is as follows:

Amount
Reclassified
Changes in benefit plan items
Actuarial loss	$(1,741)
Transition asset and prior service benefit	14
Return on plan assets	(1,808)
Translation	101
Total amortization	(3,434)
Income taxes	35
Total changes, net of tax	$(3,399)

Reconciliation for the changes in benefit plan adjustments, net of tax for the year ended June 30, 2024 is as follows:

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

Net sales by product group for the years ended June 30 is summarized as follows:

	2025	2024
Industrial	$41,502	$25,668
Land-based transmissions	80,192	78,518
Marine and propulsion systems	201,101	171,766
Other	17,943	19,175
Total	$340,738	$295,127

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

The Company has two reportable segments: manufacturing and distribution.  Its segment structure reflects the way the chief operating decision-maker (“CODM”) makes operating decisions and manages the growth and profitability of the business. It also corresponds with the CODM’s approach of allocating resources and assessing the financial performance of its segments. The Company’s CODM is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers among segments are at established inter-company selling prices.  The CODM evaluates the performance of its segments based on net sales, gross profit, operating income (loss), and net earnings (loss).

The following table presents the selected financial information with respect to the Company’s reportable segments for the year ended June 30, 2025:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$295,550	$130,956	$-	$(85,768)	$340,738
Intra-segment sales	(7,213)	(21,043)	-	28,256	-
Inter-segment sales	(52,691)	(4,821)	-	57,512	-
Total consolidated net sales	$235,646	$105,092	$-	$-	$340,738

Cost of goods sold:
Cost of goods sold	$229,807	$104,165	$-	$85,576	$419,548
Intra-segment cost of goods sold	(7,213)	(21,043)	-	(28,256)	(56,512)
Inter-segment cost of goods sold	(52,691)	(4,821)	-	(57,512)	(115,024)
Total consolidated cost of goods sold	$169,903	$78,301	$-	$(192)	$248,012

Gross profit	$65,743	$26,791	$-	$192	$92,726

Marketing, engineering and administrative expenses	$41,388	$14,796	$26,247	$-	$82,431
Restructuring expenses	252	93	63	-	408
Operating income (loss)	$24,103	$11,902	$(26,310)	$192	$9,887

Other (income) expense:
Interest income	$(1,045)	$(550)	$(1,801)	$3,329	$(67)
Interest expense	5,900	7	68	(3,329)	2,646
Other (income) expense	14,725	6,537	(15,818)	95	5,539
Total consolidated other (income) expense	$19,580	$5,994	$(17,551)	$95	$8,118

Pretax earnings (loss)	$4,523	$5,908	$(8,759)	$97	$1,769

Income tax expense (benefit)	1,476	2,151	(228)	(31)	3,368
Net earnings (loss)	$3,047	$3,757	$(8,531)	$128	$(1,599)

Minority interest	-	(295)	-	-	(295)
Net earnings (loss) attributable to Twin Disc, Incorporated	$3,047	$3,462	$(8,531)	$128	$(1,894)

Total consolidated assets	$487,114	$66,087	$(186,291)	$(11,348)	$355,562

Depreciation and amortization	$13,282	$353	$1,264	$-	$14,899
Expenditures for segment assets	11,590	1,902	1,665	-	15,157

The following table presents the selected financial information with respect to the Company’s reportable segments for the year ended June 30, 2024:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$250,934	$148,919	$-	$(104,726)	$295,127
Intra-segment sales	(6,974)	(15,661)	-	22,635	-
Inter-segment sales	(77,978)	(4,113)	-	82,091	-
Total consolidated net sales	$165,982	$129,145	$-	$-	$295,127

Cost of goods sold:
Cost of goods sold	$196,140	$122,505	$-	$102,615	$421,260
Intra-segment cost of goods sold	(6,974)	(15,661)	-	(22,635)	(45,270)
Inter-segment cost of goods sold	(77,978)	(4,113)	-	(82,091)	(164,182)
Total consolidated cost of goods sold	$111,188	$102,731	$-	$(2,111)	$211,808

Gross profit	$54,794	$26,414	$-	$2,111	$83,319

Marketing, engineering and administrative expenses	$31,801	$15,340	$24,481	$-	$71,622
Restructuring expenses	149	41	28	-	218
Operating income (loss)	$22,844	$11,033	$(24,509)	$2,111	$11,479

Other (income) expense:
Interest income	$(335)	$(344)	$-	$615	$(64)
Interest expense	1,987	11	60	(615)	1,443
Other (income) expense	(4,285)	1,341	(3,812)	1,489	(5,267)
Total consolidated other (income) expense	$(2,633)	$1,008	$(3,752)	$1,489	$(3,888)

Pretax earnings (loss)	$25,477	$10,025	$(20,757)	$622	$15,367

Income tax expense	1,244	2,164	311	402	4,121
Net earnings (loss)	$24,233	$7,861	$(21,068)	$220	$11,246

Minority Interest	-	(258)	-	-	(258)
Net earnings (loss) attributable to Twin Disc, Incorporated	$24,233	$7,603	$(21,068)	$220	$10,988

Total consolidated assets	$456,731	$58,351	$(194,730)	$(8,296)	$312,058

Depreciation and amortization	$8,606	$341	$1,034	$-	$9,981
Expenditures for segment assets	7,304	730	673	-	8,707

Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of corporate overhead costs, including administrative functions and global functional expenses.

Geographic information about the Company for the years ended June 30 is summarized as follows:

	2025	2024
Net sales
United States	$87,549	$79,823
Netherlands	52,735	46,162
China	28,666	45,527
Finland	24,618	-
Australia	22,358	17,790
Italy	10,420	16,814
Other countries	114,392	89,011
Total	$340,738	$295,127

Net sales by geographic region are based on product shipment destination.

Long-lived assets primarily pertain to property, plant and equipment and exclude goodwill, other intangibles, and deferred income taxes. They are summarized as follows:

Long-lived assets	2025	2024
United States	$39,949	$39,475
Netherlands	11,426	10,270
Finland	15,660	14,362
Belgium	8,184	5,746
Canada	5,952	-
Other Countries	8,412	7,549
Total	$89,583	$77,402

No one customer accounted for 10% of consolidated net sales in fiscal year 2025 and 2024.

Disaggregated revenue:

The following tables present details deemed most relevant to the users of the financial statements for the years ended June 30, 2025 and June 30, 2024.

Net sales by product group for the year ended June 30, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$40,717	$5,176	$(4,391)	$41,502
Land-based transmissions	76,171	16,621	(12,600)	80,192
Marine and propulsion systems	178,553	90,196	(67,648)	201,101
Other	109	18,963	(1,129)	17,943
Total	$295,550	$130,956	$(85,768)	$340,738

Net sales by product group for the year ended June 30, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$23,656	$5,163	$(3,151)	$25,668
Land-based transmissions	71,464	40,693	(33,639)	78,518
Marine and propulsion systems	152,855	86,202	(67,291)	171,766
Other	2,959	16,861	(645)	19,175
Total	$250,934	$148,919	$(104,726)	$295,127

L. STOCK-BASED COMPENSATION

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

Shares available for future awards as of June 30 were as follows (assuming that outstanding performance awards are issued at the target level of performance):

	2025	2024
2020 Directors' Plan	-	521,550
2021 LTI Plan	-	41,439
Omnibus Plan	875,701

Performance Stock Awards (“PSA”)

In fiscal 2025 and 2024, the Company granted a target number of 116,091 and 119,349 PSAs, respectively, to various employees of the Company, including executive officers.

The PSAs granted in fiscal 2025 will vest if the Company achieves performance-based objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2027. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 227,610. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

The PSAs granted in fiscal 2024 will vest if the Company achieves performance-based objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 238,698. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

There were 233,154 and 233,861 unvested PSAs outstanding at June 30, 2025 and 2024, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. A total of 2,286 and 0 shares of performance stock awards were forfeited during fiscal 2025 and 2024, respectively. The compensation expense for the year ended June 30, 2025 and 2024, related to PSAs, was $1,951 and $1,648, respectively. The tax expense from compensation expense for the year ended June 30, 2025 and 2024, related to PSAs, was $417 and $386, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2025 was $12.63. At June 30, 2025, the Company had $1,522 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2025 and 2024 awards. The total fair value of performance stock awards vested in fiscal 2025 and fiscal 2024 was $1,706.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. The fiscal 2024 PSUAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of PSUAs that can vest if the target objective is exceeded totals 16,006.

During fiscal 2025 and 2024 , the Company granted a target number of 0 and 10,473 PSUAs, respectively, to various individuals in the Company. A total of 2,470 and 0 shares of PSUAs were forfeited during fiscal 2025 and 2024, respectively. There were 8,003 and 10,473 unvested PSUAs outstanding at June 30, 2025 and 2024, respectively. The compensation expense for the year ended June 30, 2025 and 2024, related to PSUAs, was $24 and $40, respectively. The tax expense from compensation expense for the year ended June 30, 2025 and 2024, related to PSUAs, was $6 and $9, respectively. The weighted average grant date fair value of the unvested PSUAs at June 30, 2025 was $12.15. At June 30, 2025, the Company had $33 of unrecognized compensation expense related to the unvested PSUAs that would vest if the specified target objective was achieved for the fiscal 2025 and 2024 awards. The total fair value of PSUAs vested in fiscal 2025 and fiscal 2024 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation over the vesting period, which is generally 1 to 3 years. During fiscal 2025 and 2024, the Company granted 48,733 and 118,544 service based restricted shares, respectively, to employees and non-employee directors in each year. A total of 0 and 2,413 shares of restricted stock were forfeited during fiscal 2025 and 2024, respectively. There were 252,888 and 244,568 unvested shares outstanding at June 30, 2025 and 2024, respectively. Compensation expense of $1,266 and $1,265 was recognized during the year ended June 30, 2025 and 2024, respectively, related to these service-based awards. The tax benefit from compensation expense for the year ended June 30, 2025 and 2024, related to these service-based awards, was $297 and $297, respectively. The total fair value of restricted stock grants vested in fiscal 2025 and 2024 was $464 and $2,345, respectively. As of June 30, 2025, the Company had $579 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. In fiscal 2025 and 2024, the Company granted 77,395 and 7,089 RSUs, respectively, to various employees of the Company, including executive officers. A total of 1,601 and 0 shares of restricted stock unit awards were forfeited during fiscal 2025 and 2024, respectively. There were 82,883 and 134,989 unvested RSUs outstanding at June 30, 2025 and June 30, 2024, respectively. Compensation expense of $866 and $496 was recognized during the year ended June 30, 2025 and 2024, respectively. The tax benefit from compensation expense for the year ended June 30, 2025 and 2024, related to these service-based awards, was $203 and $116, respectively. The total fair value of restricted stock grants vested in fiscal 2025 and 2024 was $1,779 and $0, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2025 was $12.79. As of June 30, 2025, the Company had $692 of unrecognized compensation expense related to RSUs which will be recognized over the next year.

M. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,699 and $2,629 in fiscal 2025 and 2024, respectively. Total engineering and development costs were $12,236 and 9,843 in fiscal 2025 and 2024, respectively, and are primarily recorded within marketing, engineering and administrative expenses on the consolidated statements of operations and comprehensive income.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2025 and 2024 was June 30.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive income as of June 30:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation, beginning of year	$68,110	$72,242	$3,169	$3,685
Service cost	352	373	7	8
Interest cost	3,404	3,609	165	191
Prior service cost	21	-	-	-
Actuarial loss (gain)	1,753	254	33	(166)
Contributions by plan participants	137	116	155	-
Benefits paid	(7,353)	(8,484)	(659)	(549)
Benefit obligation, end of year	$66,424	$68,110	$2,870	$3,169

Change in plan assets:
Fair value of assets, beginning of year	$62,660	$67,338	$-	$-
Actual return on plan assets	2,616	3,101	-	-
Return on plan assets	(1,808)
Employer contribution	608	589	504	549
Contributions by plan participants	137	116	155	-
Benefits paid	(7,353)	(8,484)	(659)	(549)
Fair value of assets, end of year	$56,860	$62,660	$-	$-

Funded status	$(9,564)	$(5,450)	$(2,870)	$(3,169)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$15	$-	$-	$-
Accrued liabilities - current	(380)	(260)	(237)	(505)
Accrued retirement benefits - noncurrent	(9,199)	(5,190)	(2,633)	(2,664)
Net amount recognized	$(9,564)	$(5,450)	$(2,870)	$(3,169)

Amounts recognized in accumulated other comprehensive income (loss) consist of (net of tax):
Net transition obligation	$26	$53	$-	$-
Prior service benefit	(185)	(145)	-	-
Actuarial net loss (gain)	11,937	8,768	(317)	(614)
Net amount recognized	$11,778	$8,676	$(317)	$(614)

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified defined benefit and other postretirement benefit plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$96	$-
Prior service benefit	(37)	-
Actuarial net loss (gain)	2,623	(53)
Net amount to be recognized	$2,682	$(53)

The accumulated benefit obligation for all defined benefit pension plans was approximately $66,424 and $68,110 at June 30, 2025 and 2024, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2025	2024
Projected and accumulated benefit obligation	$62,355	$64,286
Fair value of plan assets	52,776	58,839

Components of Net Periodic Benefit Cost (Income):

	Pension Benefits
	2025	2024
Service cost	$347	$373
Interest cost	3,400	3,609
Prior service cost	21	-
Expected return on plan assets	(3,411)	(4,283)
Amortization of transition obligation	42	38
Amortization of prior service cost	26	35
Amortization of actuarial net loss	984	65

Net periodic benefit cost (income)	$1,409	$(163)

	Other Postretirement Benefits
	2025	2024
Service cost	$7	$8
Interest cost	165	191
Amortization of prior service cost	-	(88)
Amortization of actuarial net gain	(262)	(620)
Net periodic benefit income	$(90)	$(509)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income for Fiscal 2025 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss	$2,487	$34
Amortization of transition asset	(43)	-
Amortization of prior service benefit	(27)	-
Amortization of net (income) loss	(985)	262
Total recognized in other comprehensive income	1,432	296
Net periodic benefit cost (income)	1,409	(90)
Total recognized in net periodic benefit cost (income) and other comprehensive income	$2,841	$206

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Fiscal 2024 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss (income)	$1,656	$(165)
Amortization of transition asset	(38)	-
Amortization of prior service (income) cost	(34)	88
Amortization of net (income) loss	(64)	620
Total recognized in other comprehensive loss	1,520	543
Net periodic benefit income	(163)	(509)
Total recognized in net periodic benefit cost (income) and other comprehensive loss	$1,357	$34

Additional Information

Assumptions

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine benefit obligations at June 30
	2025	2024	2025	2024
Discount rate	5.00%	5.25%	5.28%	5.66%
Expected return on plan assets	5.74%	6.54%

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine net periodic benefit costs for years ended June 30
	2025	2024	2025	2024
Discount rate	4.97%	5.07%	5.66%	5.74%
Expected return on plan assets	5.55%	6.47%

The assumed weighted-average healthcare cost trend rate was 7.7% in fiscal 2025, grading down from 8.3% in fiscal 2024.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2025 and 2024 by asset category were as follows:

	Target	June 30
Asset Category	Allocation	2025	2024
Equity securities	15%	15%	19%
Debt securities	75%	78%	71%
Real estate	10%	7%	10%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The U.S. pension plans held 98,211 shares of Company stock with a fair market value of $867 (1.7% of total plan assets) at June 30, 2025 and 98,211 shares with a fair market value of $1,157 (1.8% of total plan assets) at June 30, 2024.

The U.S. plans have a long-term return assumption of 6.25%. This rate was derived based upon historical experience and forward-looking return expectations for major asset class categories.

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The inputs used to measure fair value are classified into the following hierarchy:

Level I	Unadjusted quoted prices in active markets for identical instruments
Level II	Unadjusted quoted prices in active markets for similar instruments, or
Unadjusted quoted prices for identical or similar instruments in markets that are not active, or
Other inputs that are observable in the market or can be corroborated by observable market data
Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2025:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$924	$924	$-	$-
Equity securities:
Company common stock (a)	867	867	-	-
Common stock (a)	2,537	2,537	-	-
Mutual funds (b)	4,434	4,434	-	-
Annuity contracts (c)	7,080	-	-	7,080
Total	$15,842	$8,762	$-	$7,080
Investments Measured at Net Asset Value (d)	41,018
Total	$56,860

The following table presents plan assets using the fair value hierarchy as of June 30, 2024:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$647	$647	$-	$-
Equity securities:
Company common stock (a)	1,157	1,157	-	-
Common stock (a)	1,479	1,479	-	-
Mutual funds (b)	4,261	4,261	-	-
Annuity contracts (c)	6,264	-	-	6,264
Total	$13,808	$7,544	$-	$6,264
Investments Measured at Net Asset Value (d)	48,852
Total	$62,660

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

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of June 30, 2025 and June 30, 2024:

	2025	2024
Fixed income funds	$-	$35,089
International equity securities	37,687	1,808
Real estate	-	5,209
Hedged equity mutual funds	3,331	6,746
Total	$41,018	$48,852

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2025 and 2024:

	2025	2024
Beginning balance	$6,264	$6,688
Actual return on plan assets:
Relating to assets still held at reporting date	1,362	605
Purchases, sales and settlements, net	(546)	(1,029)
Ending balance	$7,080	$6,264

Cash Flows

Contributions

The Company expects to contribute $708 to its defined benefit pension plans in fiscal 2026.

The Company expects to contribute $467 to its other postretirement benefit plans in fiscal 2026.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits

2026	$7,217	$467
2027	6,799	431
2028	6,801	396
2029	6,087	356
2030	5,810	319
Years 2031 - 2034	29,313	901

The Company does not expect to make any Part D reimbursements for the periods presented.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $2,683 and $2,447 in fiscal 2025 and 2024, respectively. These amounts are recorded in cost of goods sold and marketing, engineering and administration costs.

O. INCOME TAXES

United States and foreign (loss) income before income taxes and minority interest as of June 30 were as follows:

	2025	2024
United States	$(12,329)	$(6,213)
Foreign	14,098	21,580
	$1,769	$15,367

The provision (benefit) for income taxes is comprised of the following:

	2025	2024
Currently payable:
Federal	$(32)	$7
State	62	66
Foreign	4,919	4,608
	4,949	4,681
Deferred:
Federal	$-	$10
State	(289)	(2)
Foreign	(1,292)	(568)
	(1,581)	(560)
	$3,368	$4,121

The components of the net deferred tax asset as of June 30 are summarized in the table below.

	2025	2024
Deferred tax assets:
Retirement plans and employee benefits	$5,065	$4,683
Foreign tax credit carryforwards	9,639	8,347
Federal tax credits, net of ASU 2013-11	1,645	1,683
State net operating loss and other state credit carryforwards, net of ASU 2013-11	2,651	2,226
Federal net operating loss	-	4,042
Reserves	1,053	931
Inventories	1,138	93
Research & experimental expenditure capitalization	1,118	816
Foreign net operating loss carryforwards	450	52
Accruals	620	1,081
Right of use assets - operating leases	4,629	4,038
Disallowed interest	1,751	1,384
Capital loss carryforward	108	108
Translation adjustment	1,417	565
Other assets	298	108
	31,582	30,157
Valuation allowance	(23,964)	(24,035)
	$7,618	$6,122

Deferred tax liabilities:
Inventories	$59.0	$-
Property, plant and equipment	2,719	673
Intangible assets	1,058	1,010
Long term operating lease obligations	4,917	4,034
Hedging	11	445
Step-up on fair value adjustment	-	2,530
Other liabilities	362	431
	9,126	9,123
Total net deferred tax liabilities	$(1,508)	$(3,001)

At June 30, 2025 the Company has net operating loss carryforwards (“NOLs”) of approximately $0 and $31,031 for federal and state income tax purposes which will expire at various dates from fiscal year 2026 – 2044.  During the year, the Company filed amended tax returns, which resulted in adjustments to certain tax attribute balances, including federal net operating loss and foreign tax credit carryforwards. The Company has federal and state tax credit carryforwards of approximately $11,718 and $1,276, respectively, which will expire at various dates from fiscal 2026 – 2044. The majority of the Company’s foreign tax credit carryforwards, which make up $9,639 of the $11,718, are scheduled to expire in fiscal year 2026.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company has evaluated the likelihood of whether the net deferred tax assets would be realized and concluded that it is more likely than not that all of deferred tax assets would not be realized. Management believes that it is more likely than not that the results of future operations will not generate sufficient taxable income and foreign source income to realize all the domestic deferred tax assets, therefore, a valuation allowance in the amount of $23,964 and $24,035 have been recorded for fiscal years 2025 and 2024, respectively.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations (in thousands):

	2025	2024

U.S. federal income tax at 21%	$371	$3,227
Increases (reductions) in tax resulting from:
US Foreign inclusion items	902	463
Foreign rate differences	361	555
Foreign permanent items	336	127
Foreign prior period adjustments	(79)	118
Foreign other	5	3
Foreign bargain purchase gain	-	(782)
Foreign tax ruling	-	(786)
Foreign uncollectible tax receivable	-	238
State taxes	(242)	(144)
Change in prior year estimate	61	96
Research & development tax credits	(107)	(47)
Foreign tax credits	-	(480)
Unrecognized tax benefits	-	3
Stock compensation	155	(445)
Deferred tax basis adjustments	1,990	132
Executive compensation	372	471
FDII Deduction	(8)	-
Valuation Allowance	(827)	1,110
Other, net	78	262
	$3,368	$4,121

The Company has not provided additional U.S. income taxes on cumulative earnings of its consolidated foreign subsidiaries that are considered to be reinvested indefinitely. The Company reaffirms its position that the earnings of those subsidiaries remain permanently invested and has no plans to repatriate funds from any permanently reinvested subsidiaries to the U.S. for the foreseeable future. These earnings relate to ongoing operations and were approximately $30,302 and $20,977 at June 30, 2025 and June 30, 2024, respectively. Such earnings could become taxable upon the sale or liquidation of these foreign subsidiaries or upon dividend repatriation. The Company’s intent is for such earnings to be reinvested by the subsidiaries or to be repatriated only when it would be tax effective through the utilization of foreign tax credits.

Annually, the Company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2020 through 2025 for our major operations in Belgium, Japan, Netherlands, Singapore and Australia. The tax years open to examination in the U.S. are for years subsequent to fiscal 2020.

The Company has approximately $644 and $766 of unrecognized tax benefits as of June 30, 2025 and June 30, 2024 respectively, which, if recognized would impact the effective tax rate. No material changes are expected to the reserve during the next 12 months. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits as of June 30:

	2025	2024
Unrecognized tax benefits, beginning of year	$766	$774
Additions based on tax positions related to the prior year	95	-
Additions based on tax positions related to the current year	38	8
Reductions based on tax positions related to the prior year	(28)	(16)
Subtractions due to statues closing	(227)	-
Unrecognized tax benefits, end of year	$644	$766

Substantially all of the Company’s unrecognized tax benefits as of June 30, 2025, if recognized, would affect the effective tax rate. As of June 30, 2025 and 2024, the amounts accrued for interest and penalties totaled $6 and $68, respectively, and are not included in the reconciliation above.

On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in calendar year 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense.

The Act also includes certain changes to the US taxation of foreign activity, including changes to foreign tax credits, GILTI, FDII, and BEAT. These changes are generally effective for tax years beginning after December 31, 2025.

These changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date.

The Company is currently evaluating the impact on future periods. This tax act may have a material impact on the company’s ability to realize it’s deferred tax assets and the need to maintain the valuation allowance.

The impacts of this law change is expected to be reflected in the first quarter of fiscal year 2026, the period in which the tax act was enacted into law.

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

Total restructuring charges relating to streamlining operations totaled $369 and $300 in fiscal year June 30, 2025 and June 30, 2024, respectively.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2024	$-
Additions	408
Payments, adjustments and write-offs during the year	(369)
Accrued restructuring liability, June 30, 2025	$39

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

The components of basic and diluted earnings per share were as follows:

	2025	2024
Basic:
Net (loss) income	$(1,599)	$11,246
Less: Net earnings attributable to noncontrolling interest	(295)	(258)
Net (loss) income attributable to Twin Disc, Incorporated	(1,894)	10,988

Weighted average shares outstanding - basic	13,856	13,683

Basic Income Per Share:
Net (loss) income per share - basic	$(0.14)	$0.80

Diluted:
Net (loss) income	$(1,599)	$11,246
Less: Net earnings attributable to noncontrolling interest	(295)	(258)
Net (loss) income attributable to Twin Disc, Incorporated	(1,894)	10,988

Weighted average shares outstanding - basic	13,856	13,683
Effect of dilutive stock awards	-	194
Weighted average shares outstanding - diluted	13,856	13,877

Diluted Income Per Share:
Net (loss) income per share - diluted	$(0.14)	$0.79

The following potential common shares were excluded from diluted EPS for the year-ended June 30, 2025 as the Company reported a net loss: 404.3 related to the Company’s unvested PSAs, 10.5related to the Company’s unvested PSAUs, 121.0 related to the Company’s unvested RS awards, and 55.0 related to the Company’s unvested RSUs.

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

Interest Rate Swaps Designated as Cash Flow Hedges

The primary purpose of the Company’s cash flow hedging activities is to manage the potential changes in value associated with interest payments on the Company’s SOFR-based indebtedness. The Company records gains and losses on interest rate swap contracts qualifying as cash flow hedges in accumulated other comprehensive income (loss) to the extent that these hedges are effective and until the Company recognizes the underlying transactions in net earnings, at which time these gains and losses are recognized in interest expense on its consolidated statements of operations and comprehensive income. Cash flows from derivative financial instruments are classified as cash flows from financing activities on the consolidated statements of cash flows. These contracts generally have original maturities of greater than twelve months.

Net unrealized after-tax gains related to cash flow hedging activities that were included in accumulated other comprehensive income (loss) were ($284) and ($504) for the years ended June 30, 2025 and 2024, respectively. The unrealized amounts in accumulated other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that ($75) of net unrealized loss related to cash flow hedging activities included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note H, Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,500, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in fair value of the euro revolver were then reported in accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax gains related to net investment hedging activities that were included in accumulated other comprehensive income (loss) were $129 and ($1,502) for the years ended June 30, 2025 and 2024, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other expense, net in the consolidated statement of operations and comprehensive income as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2025 and 2024 was the euro. At June 30, 2025 and 2024, there were no significant forward exchange contracts outstanding.

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

As discussed in Note H, Debt, the Company's euro denominated Revolving Loan approximates fair value at June 30, 2025 and June 30, 2024. If measured at fair value in the financial statements, it would be classified as Level 2 in the fair value hierarchy.

The fair value of derivative instruments included in the consolidated balance sheets at June 30 were as follows:

	Balance Sheet Location	2025	2024
Derivatives designated as hedges:
Interest rate swaps	Other current assets	$75	$218
Interest rate swaps	Other noncurrent assets	-	76

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive income for the years ended June 30 was as follows:

	Statement of Operations and
	Comprehensive Income Location	2025	2024
Derivatives designated as hedges:
Interest rate swap	Interest expense	$270	$262
Interest rate swap	Unrealized loss on hedges	(220)	(184)
Net investment hedge	Unrealized (loss) gain on hedges	(1,631)	230

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended June 30, 2025 and 2024 (in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments(1)	Balance at End of Period
2025:
Allowance for credit losses on accounts receivable	$1,383	$(57)	$222	$1,548
Reserve for inventory obsolescence	$12,693	$3,773	$(450)	$16,016
Deferred tax valuation allowance	$24,035	$-	$(71)	$23,964

2024:
Allowance for credit losses on accounts receivable	$1,221	$240	$(78)	$1,383
Reserve for inventory obsolescence	$12,858	$2,331	$(2,496)	$12,693
Deferred tax valuation allowance	$22,345	$-	$1,690	$24,035

(1) Activity primarily represents amounts written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K for Year Ended June 30, 2025

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

e)	Form of Restricted Stock Grant Agreement for restricted stock grants on August 3, 2022 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 8,2022). File No. 001-07635.
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

h)	Form of Restricted Stock Grant Agreement for restricted stock grants on August 3, 2023 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 9, 2023). File No. 001-07635.
i)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 4, 2023 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 9, 2023). File No. 001-07635.

j)

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

l)

Form of Performance Stock Award Grant Agreement for performance stock grants on August 1, 2024 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 6, 2024). File No. 001-07635.

m)	Form of Restricted Stock Grant Agreement for restricted stock grants on August 6, 2025 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 12, 2025). File No. 001-07635.

n)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 6, 2025 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 12, 2025). File No. 001-07635.

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
r)

Credit Agreement By and Among Twin Disc, Incorporated, Twin Disc Canada Holdings Ltd., Kobelt Manufacturing Co. Ltd., and Bank of Montreal, dated February 14, 2025 (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

s)

Fifth Amended and Restated Revolving Note By and Among Twin Disc, Incorporated, Kobelt Manufacturing Co., Ltd. and Bank of Montreal (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

t)

Assignment and Assumption of Revolving Loan Note Between BMO Bank, N.A. and Bank of Montreal (Incorporated by reference to Exhibit 1.3 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

u)

Second Amended and Restated Term Note By and Among Twin Disc, Incorporated, Kobelt Manufacturing Co., Ltd. and Bank of Montreal (Incorporated by reference to Exhibit 1.4 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

v)

Assignment and Assumption of Term Loan Note Between BMO Bank, N.A. and Bank of Montreal (Incorporated by reference to Exhibit 1.5 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

w)

Assignment and Amendment to Security Agreement By and Among BMO Bank, N.A., Bank of Montreal, and Twin Disc, Incorporated (Incorporated by reference to Exhibit 1.6 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

x)

Assignment and Amendment to IP Security Agreement By and Among BMI Bank, N.A., Bank of Montreal, Twin Disc, Incorporated, and Kobelt Manufacturing Co., Ltd. (Incorporated by reference to Exhibit 1.7 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

y)

Assignment of and Amendment to Pledge Agreement By and Among BMO Bank, N.A., Bank of Montreal, and Twin Disc, Incorporated (Incorporated by reference to Exhibit 1.8 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

z)

Assignment of and Amendment to Perfection Certificate By and Among BMO Bank, N.A., Bank of Montreal, Twin Disc, Incorporated, and Kobelt Manufacturing Co. Ltd. (Incorporated by reference to Exhibit 1.9 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

aa)

Assignment of and Amendment to Assignment as to Liens and Encumbrances By and Among BMO Bank, N.A., Bank of Montreal, and Twin Disc, Incorporated (Incorporated by reference to Exhibit 1.10 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

bb)

Assignment of and Amendment to Negative Pledge Agreement By and Among BMO Bank, N.A., Bank of Montreal, and Twin Disc, Incorporated (Incorporated by reference to Exhibit 1.11 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

cc)

Collateral Assignment of Rights Under Purchase Agreement By and Among Twin Disc, Incorporated, Twin Disc Canada Holdings Ltd., and Bank of Montreal (Incorporated by reference to Exhibit 1.12 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

dd)

Share Purchase Agreement Among Kobelt Manufacturing Co. Ltd., Twin Disc Canada Holdings Ltd., Twin Disc, Incorporated, the Shareholders of Kobelt Manufacturing Co. Ltd., and Mark Chesley, dated February 14, 2025 (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K dated February 18, 2025). File No. 001-07635.

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

Exhibit	Description	Herewith
19	Insider Trading	X
21	Subsidiaries of the Registrant	X
23a	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X
97	Policy Relating to Recovery of Erroneously Awarded Compensation	X

101.INS	Inline XBRL Instance Document, filed herewith
101.SCH	Inline XBRL Schema Document, filed herewith
101.CAL	Inline XBRL Calculation Linkbase Document, filed herewith
101.DEF	Inline XBRL Definition Linkbase Document, filed herewith
101.LAB	Inline XBRL Label Linkbase Document, filed herewith
101.PRE	Inline XBRL Presentation Linkbase, filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 5, 2025	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 5, 2025	By: /s/ MICHAEL C. SMILEY
Michael C. Smiley
Chairman of the Board

September 5, 2025	By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

September 5, 2025	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary

September 5, 2025	Michael Doar, Director
Janet P. Giesselman, Director David W. Johnson, Director Juliann Larimer, Director Kevin M. Olsen, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer and Secretary (Attorney in Fact)