Form 10-Q
period 2025-09-26
TWIN DISC INC
filed 2025-11-05
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 26, 2025

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

Yes ☐                  No ☑

At October 23, 2025, the registrant had 14,388,031 shares of its common stock outstanding.

Part I.                   FINANCIAL INFORMATION

Item 1.   Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 26, 2025	June 30, 2025
ASSETS
Current assets:
Cash	$14,241	$16,109
Trade accounts receivable, net	63,950	58,941
Inventories, net	158,272	151,951
Other current assets	18,084	19,914
Total current assets	254,547	246,915

Property, plant and equipment, net	70,150	69,576
Right-of-use assets operating lease assets	16,311	17,250
Goodwill	2,823	2,892
Intangible assets, net	12,570	13,361
Deferred income taxes	4,345	2,812
Other noncurrent assets	2,790	2,756
Total assets	$363,536	$355,562

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,000	$3,000
Current maturities of right-of-use operating lease obligations	3,336	3,393
Accounts payable	37,073	38,745
Accrued liabilities	78,792	80,655
Total current liabilities	122,201	125,793

Long-term debt	40,719	28,446
Right-of-use lease obligations	13,474	14,357
Accrued retirement benefits	11,685	11,832
Deferred income taxes	5,565	4,320
Other long-term liabilities	9,004	6,423
Total liabilities	202,648	191,171

Twin Disc, Incorporated shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-

Common shares authorized: 30,000,000; issued: 14,632,802; no par value	37,813	42,269
Retained earnings	124,330	125,414
Accumulated other comprehensive income (loss)	1,944	3,730
	164,087	171,413
Less treasury stock, at cost (244,771 and 482,181 shares, respectively)	3,770	7,402
Total Twin Disc, Incorporated shareholders' equity	160,317	164,011
Noncontrolling interest	571	380
Total equity	160,888	164,391

Total liabilities and equity	$363,536	$355,562

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter-Ended
	September 26, 2025	September 27, 2024
Net sales	$79,996	$72,897
Cost of goods sold	57,062	53,575
Gross profit	22,934	19,322

Marketing, engineering and administrative expenses	20,699	19,487
Income (loss) from operations	2,235	(165)

Other income (expense):
Interest expense	(800)	(636)
Other income (expense), net	(864)	(1,344)
	(1,664)	(1,980)

Income (loss) before income taxes and noncontrolling interest	571	(2,145)
Income tax benefit (expense)	(983)	(627)
Net income (loss)	(412)	(2,772)

Less: Net income (loss) attributable to noncontrolling interest, net of tax	106	(7)
Net income (loss) attributable to Twin Disc, Incorporated	$(518)	$(2,765)

Dividends per share	$0.04	$0.04

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.04)	$(0.20)
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.04)	$(0.20)

Weighted average shares outstanding data:
Basic shares outstanding	13,961	13,778
Diluted shares outstanding	13,961	13,778

Comprehensive income (loss)
Net income (loss)	$(412)	$(2,772)
Benefit plan adjustments, net of income taxes of $1 and $11, respectively	632	221
Foreign currency translation adjustment	(2,431)	7,164
Unrealized gain (loss) on hedges, net of income taxes of $0 and $0, respectively	98	(853)
Comprehensive income (loss)	(2,113)	3,760
Less: Comprehensive income (loss) attributable to noncontrolling interest	191	136
Comprehensive income (loss) attributable to Twin Disc, Incorporated	$(2,304)	$3,624

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarter Ended
	September 26, 2025	September 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(412)	$(2,772)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,464	3,238
Gain on sale of assets	-	(9)
Provision for deferred income taxes	(403)	(361)
Stock compensation expense and other non-cash changes, net	862	1,025
Net change in operating assets and liabilities	(11,035)	(5,465)

Net cash provided (used) by operating activities	(7,524)	(4,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(3,430)	(2,362)
Proceeds from sale of property, plant, and equipment	-	9
Other, net	(9)	(369)

Net cash provided (used) by investing activities	(3,439)	(2,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	40,375	30,090
Repayments of revolving loan arrangements	(27,971)	(26,791)
Dividends paid to shareholders	(566)	(570)
Payments of finance lease obligations	(284)	(546)
Cash used in net share settlement of restricted stock units	(11)	-
Payments of withholding taxes on stock compensation	(1,675)	(1,249)

Net cash provided (used) by financing activities	9,868	934

Effect of exchange rate changes on cash	(773)	2,773
Net change in cash	(1,868)	(3,359)

Cash:
Beginning of period	16,109	20,070

End of period	$14,241	$16,711

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation and Other Information

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include adjustments, consisting primarily of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for  June 30, 2025. The prior year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

The Company’s condensed consolidated financial statements include the accounts of Twin Disc, Incorporated and its wholly-owned domestic and foreign subsidiaries. The Company's reporting period ends on the last Friday of the quarterly calendar period.  The Company's fiscal year ends on  June 30, regardless of the day of the week on which  June 30 falls. All significant intercompany transactions have been eliminated.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued guidance ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) disaggregated between domestic and foreign. This change is effective for annual periods beginning after December 15, 2024. The Company will adopt the guidance for its 2026 annual report filed on Form 10-K, which will result in additional disclosures related to income tax but not impact the Company’s results of operations or financial position.

In November 2023, the FASB issued guidance ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The Company adopted the new annual disclosures as required for fiscal 2025 and adopted the interim disclosures as required beginning with the first quarter of fiscal 2026.

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

B.	Revenue

The Company reported the following contract assets and liabilities, which are presented within trade accounts receivable, net and accrued liabilities on the condensed balance sheets. Deferred revenue represents billings in excess of cost based on milestone billings in the contract.

	Contract Assets			Contract Liabilities

	Cost in Excess	Trade Accounts	Total Contract	Customer	Deferred	Total Contract
	of Billings, Net	Receivable, Net	Assets	Deposits	Revenue	Liabilities
June 30, 2024	$5,216	$52,207	$57,423	$26,540	$2,025	$28,565
June 30, 2025	6,988	58,941	65,929	13,538	29,664	43,302
September 26, 2025	$5,897	$63,950	$69,847	$11,836	$33,886	$45,722

The Company’s contracts are generally short term in nature, and therefore, the amount included in contract liabilities at the beginning of the year was recognized as revenue in the reporting period.

C.	Inventories, Net

The major classes of inventories were as follows:

	September 26, 2025	June 30, 2025
Inventories:
Finished parts	$67,473	$67,037
Work in process	28,988	27,229
Raw materials	61,811	57,685
	$158,272	$151,951

D.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended September 26, 2025 and September 27, 2024:

	For the Quarter Ended
	September 26, 2025	September 27, 2024
Reserve balance, beginning of period	$5,257	$4,220
Current period expense and adjustments	1,020	837
Payments or credits to customers	(1,389)	(821)
Translation	6	214
Reserve balance, end of period	$4,894	$4,450

The current portion of the warranty accrual ($3,930 and $3,452 as of September 26, 2025 and September 27, 2024, respectively) is reflected in accrued liabilities, while the long-term portion ($964 and $998 as of September 26, 2025 and September 27, 2024, respectively) is included in other long-term liabilities on the condensed consolidated balance sheets.

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

The Company has two reportable segments: manufacturing and distribution.  Its segment structure reflects the way chief operating decision-maker (“CODM”) makes operating decisions and manages the growth and profitability of the business. It also corresponds with the CODM’s approach of allocating resources and assessing the financial performance of its segments. The Company’s CODM is the Chief Executive Officer, who reviews financial information presented on a consolidated basis. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers among segments are at established inter-company selling prices.  The CODM evaluates the performance of its segments based on net sales, gross profit, operating income (loss), and net income (loss).

The following table presents the selected financial information with respect to the Company’s reportable segments as of September 26, 2025:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$74,054	$21,778	$-	$(15,836)	$79,996
Intra-segment sales	(2,047)	(3,162)	-	5,209	-
Inter-segment sales	(9,874)	(753)	-	10,627	-
Total consolidated net sales	62,133	17,863	-	-	79,996

Cost of goods sold:
Cost of goods sold	55,770	17,338	-	15,626	57,062
Intra-segment cost of goods sold	(2,047)	(3,162)	-	(5,209)	-
Inter-segment cost of goods sold	(9,874)	(753)	-	(10,627)	-
Total consoldiated cost of goods sold	43,849	13,423	-	(210)	57,062

Gross profit	18,284	4,440	-	210	22,934

Marketing, engineering and administrative expenses	10,495	3,736	6,468	-	20,699
Operating income (loss)	7,789	704	(6,468)	210	2,235

Other income (expense):
Interest income	398	129	482	(990)	19
Interest expense	(1,756)	(2)	(32)	990	(800)
Other income (expense)	(3,320)	(1,528)	3,991	(26)	(883)
Total consolidated other income (expense)	(4,678)	(1,401)	4,441	(26)	(1,664)

Pretax earnings (loss)	3,111	(697)	(2,027)	184	571

Income tax benefit (expense)	(761)	(225)	17	(14)	(983)
Net income (loss)	2,350	(922)	(2,010)	170	(412)

Minority interest	-	106	-	-	106
Net income (loss) attributable to Twin Disc, Incorporated	$2,350	$(1,028)	$(2,010)	$170	$(518)

Total consolidated assets	$533,508	$66,003	$(225,825)	$(10,150)	$363,536

Depreciation and amortization	$3,066	$95	$303	$-	$3,464
Expenditures for segment assets	2,288	370	772	-	3,430

The following table presents the selected financial information with respect to the Company’s reportable segments as of September 27, 2024:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$63,318	$29,583	$-	$(20,004)	$72,897
Intra-segment sales	(858)	(5,117)	-	5,975	-
Inter-segment sales	(12,695)	(1,334)	-	14,029	-
Total consolidated net sales	49,765	23,132	-	-	72,897

Cost of goods sold:
Cost of goods sold	50,038	22,902	-	$19,365	53,575
Intra-segment cost of goods sold	(858)	(5,117)	-	(5,975)	-
Inter-segment cost of goods sold	(12,695)	(1,334)	-	(14,029)	-
Total consoldiated cost of goods sold	36,485	16,451	-	(639)	53,575

Gross profit	13,280	6,681	-	639	19,322

Marketing, engineering and administrative expenses	9,424	3,828	6,235	-	19,487
Operating income (loss)	3,856	2,853	(6,235)	639	(165)

Other income (expense):
Interest income	205	133	-	(299)	39
Interest expense	(899)	(2)	(34)	299	(636)
Other income (expense)	(889)	(1,372)	902	(24)	(1,383)
Total consolidated other income (expense)	(1,583)	(1,241)	868	(24)	(1,980)

Pretax earnings (loss)	2,273	1,612	(5,367)	615	(2,145)

Income tax benefit (expense)	(404)	(668)	227	218	(627)
Net income (loss)	1,869	944	(5,140)	833	(2,772)

Minority interest	-	(7)	-	-	(7)
Net income (loss) attributable to Twin Disc, Incorporated	$1,869	$951	$(5,140)	$833	$(2,765)

Total consolidated assets	$474,502	$63,108	$(203,841)	$(10,222)	$323,547

Depreciation and amortization	$2,872	$92	$274	$-	$3,238
Expenditures for segment assets	1,713	357	292	-	2,362

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended September 26, 2025 and September 27, 2024.

Net sales by product group for the quarter ended September 26, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$10,304	$997	$(923)	$10,378
Land-based transmissions	17,880	2,951	(3,273)	17,558
Marine and propulsion systems	45,870	13,483	(11,127)	48,226
Other	-	4,347	(513)	3,834
Total	$74,054	$21,778	$(15,836)	$79,996

Net sales by product group for the quarter ended September 27, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$8,797	$1,053	$(681)	$9,169
Land-based transmissions	18,153	3,563	(4,432)	17,284
Marine and propulsion systems	36,347	20,331	(14,578)	42,100
Other	21	4,636	(313)	4,344
Total	$63,318	$29,583	$(20,004)	$72,897

Industrial products include clutches, power take-offs and pump drives sold to the agriculture, recycling, construction and oil and gas markets. The land-based transmission products include applications for oil field and natural gas, military and airport rescue and firefighting. The marine and propulsion systems include marine transmission, azimuth drives, controls, surface drives, and propellers for the global commercial marine, pleasure craft and patrol boat markets. Other include non-Twin Disc manufactured product sold through Company-owned distribution entities.

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

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2026 and 2025, the Company granted a target number of 166.5 and 116.1 PSAs, respectively, to various employees of the Company, including executive officers.

The fiscal 2026 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2028. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 333.1. Based upon actual results to date, the Company is currently not accruing compensation expense for these PSAs.

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

There were 396.4 and 350.0 unvested PSAs outstanding at September 26, 2025 and September 27, 2024, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $378 and $659 was recognized for the quarters ended September 26, 2025 and September 27, 2024, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at September 26, 2025 was $11.12. At September 26, 2025, the Company had $2,736 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2026 and 2025 awards. The total fair value of PSAs vested as of September 26, 2025 and September 27, 2024 was $0.

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

There were 8.0 and 10.5 unvested PSUAs outstanding at September 26, 2025 and September 27, 2024, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $8 and $11 was recognized for the quarters ended September 26, 2025 and September 27, 2024, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at September 26, 2025 was $12.15. At September 26, 2025, the Company had $25 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2025 awards. The total fair value of PSUAs vested as of September 26, 2025 and September 27, 2024 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2026 and 2025, the Company granted 113.2 and 1.8 service based restricted shares, respectively. There were 233.2 and 244.4 unvested shares outstanding at September 26, 2025 and September 27, 2024, respectively. A total of 2.2 and 0 shares of restricted stock were forfeited during the quarters ended September 26, 2025 and September 27, 2024, respectively. Compensation expense of $305 and $311 was recognized for the quarters ended September 26, 2025 and September 27, 2024, respectively. The total fair value of restricted stock grants vested as of September 26, 2025 and September 27, 2024 was $1,156 and $27, respectively. As of September 26, 2025, the Company had $1,269 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitles an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first quarter of fiscal 2026 and 2025, the Company granted 0 and 77.4 of employment based RSUs, respectively. There were 79.2 and 156.9 unvested RSUs outstanding at September 26, 2025 and September 27, 2024, respectively. Compensation expense of $171 and $43 was recognized for the quarters ended September 26, 2025 and September 27, 2024, respectively. The total fair value of restricted stock units vested as of September 26, 2025 and September 27, 2024 was $33 and $0, respectively. The weighted average grant date fair value of the unvested awards at September 26, 2025 was $12.84. As of September 26, 2025, the Company had $605 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost (gain) are included in other income (expense), net.

	For the Quarter Ended
	September 26, 2025	September 27, 2024
Pension Benefits:
Service cost	$90	$82
Prior Service cost	5	5
Interest cost	774	837
Expected return on plan assets	(751)	(826)
Amortization of transition obligation	8	10
Amortization of prior service cost (benefit)	0	6
Amortization of actuarial net loss (gain)	647	246
Net periodic benefit cost (gain)	$774	$360

Postretirement Benefits:
Service cost	$1	$3
Interest cost	35	53
Amortization of prior service cost (benefit)	-	(69)
Amortization of actuarial net loss (gain)	(13)	(10)
Net periodic benefit cost (gain)	$23	$(23)

The Company expects to contribute approximately $705 to its pension plans in fiscal 2026. As of September 26 2025, the amount of $181 in contributions to the pension plans have been made.

The Company has reclassified $632 (net of $1 in taxes) of benefit plan adjustments from accumulated other comprehensive income (loss) during the quarter ended September 26, 2025, and $221 (net of $11 in taxes) during the quarter ended September 27, 2024. These reclassifications are included in the computation of net periodic benefit cost (gain).

I.	Income Taxes

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated Annual Effective Tax Rate (AETR). Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. To calculate its AETR, an entity must estimate its ordinary income or loss and the related tax expense or benefit for its full fiscal year. In situations in which an entity is in a loss position and recognizes a full valuation allowance, the guidance in ASC 740-270-30-36a applies. Due to continued historical domestic and foreign immaterial jurisdiction losses and uncertain future earnings, the company continues to recognize a full valuation allowance for these entities. Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore, per ASC guidance, the fully valued domestic entity and the immaterial foreign jurisdiction was removed from the annualized effective rate calculation. Because of the full U.S. and foreign immaterial jurisdiction valuation allowance, these entities may only recognize tax benefit (expense) recorded for ASC 740-10 adjustments.

	For the Quarter-Ended
	September 26, 2025	September 27, 2024
Foreign earnings (loss) , before income taxes of $998 and $854, respectively	$3,222	$3,443
Domestic and immaterial foreign jurisdiction earnings (loss), before income taxes of ($15) and ($227), respectively	(2,651)	(5,588)

Income (loss) before income taxes and noncontrolling interest	$571	$(2,145)

Income tax benefit (expense)	$(983)	$(627)

Effective income tax rate	172.2%	-29.2%

Due to the full U.S. and immaterial foreign jurisdiction allowance currently in place, no tax benefit can be recognized on the losses within those jurisdictions.

A discrete benefit was recorded during the period of ($14) related to the release of an uncertain tax position.

During the quarter ended September 26, 2025, the Company recorded a discrete tax expense of $147 for U.S. federal, state, and foreign withholding taxes associated with a planned repatriation from China for previously indefinitely reinvested earnings. The change in assertion was due to cash flow optimization. The impact of this discrete item increased the Company's foreign effective tax rate by 4.6% for the period. In prior periods, the Company had asserted indefinite reinvestment of these earnings and no deferred tax liability was recorded.

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted and signed into law. The Act restores and makes permanent a number of corporate tax provisions, such as full expensing for U.S.-based research and development expenditures and capital investments, as well as certain changes to the U.S. taxation of foreign activity. The Company has evaluated the impact of the provisions and determined that while the legislation impacts the timing of certain tax deductions, it does not result in a material impact to the Company's effective tax rate.

J.	Goodwill and Intangible Assets, Net

Goodwill represents the excess of the consideration transferred net of the acquisition-date fair values of the identifiable assets acquired and the liabilities assumed.

As of September 26, 2025, changes in the carrying amount of goodwill is summarized as follows:

Net Book Value Rollforward
Balance at June 30, 2025	2,892
Translation adjustment	(69)
Balance at September 26, 2025	$2,823

As of September 26, 2025, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other	Total
Balance at June 30, 2025	$43,403	$(30,042)	$13,361	$7,195	$1,834	$2,036	$2,296	$13,361
Additions	8	-	8	-	-	-	8	8
Amortization	-	(667)	(667)	(326)	(49)	(76)	(216)	(667)
Translation adjustment	(332)	200	(132)	(72)	(29)	(26)	(5)	(132)
Balance at September 26, 2025	$43,079	$(30,509)	$12,570	$6,797	$1,756	$1,934	$2,083	$12,570

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $667 and $926 for the quarters ended September 26, 2025, and September 27, 2024, respectively. Estimated intangible amortization expense for the remainder of fiscal 2026 and each of the next five fiscal years is as follows:

Fiscal Year
2026	2,028
2027	2,608
2028	2,331
2029	1,771
2030	547
2031	500
Thereafter	2,785
$12,570

K.	Long-term Debt

Long-term debt at September 26, 2025 and June 30, 2025 consisted of the following:

	September 26, 2025	June 30, 2025
Credit Agreement Debt
Revolving loans (expire April 2027)	$30,194	$17,921
Term loan (due April 2027)	13,500	13,500
Other	25	25
Subtotal	43,719	31,446
Less: current maturities	(3,000)	(3,000)
Total long-term debt	$40,719	$28,446

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

As of September 26, 2025, current maturities include $3,000 of term loan payments due within the coming year.

Other: During the quarter ended September 26, 2025, the average interest rate was 6.73% on the Term Loan, and 5.26% on the Revolving Loans.

As of September 26, 2025, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $46,337, and the Company had approximately $16,143 available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at September 26, 2025 and June 30, 2025. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of September 26, 2025, the notional amount was $7,500. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of September 26, 2025 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended September 26, 2025 and September 27, 2024.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarters of 2026 and 2025:

	Twin Disc, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2025	$42,269	$125,414	$3,730	$(7,402)	$380	$164,391
Net income (loss)		(518)			106	(412)
Dividends paid to shareholders		(566)				(566)
Translation adjustments			(2,516)		85	(2,431)
Benefit plan adjustments, net of tax			632			632
Unrealized gain (loss) on hedges, net of tax			98			98
Compensation expense	862					862
Stock awards, net	(5,318)			3,632		(1,686)
Balance, September 26, 2025	$37,813	$124,330	$1,944	$(3,770)	$571	$160,888

	Twin Disc, Inc. Shareholders’ Equity
	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2024	$41,798	$129,592	$(6,905)	$(9,783)	$352	$155,054
Net income (loss)		(2,765)			(7)	(2,772)
Dividends paid to shareholders		(570)				(570)
Translation adjustments			7,021		143	7,164
Benefit plan adjustments, net of tax			221			221
Unrealized gain (loss) on hedges, net of tax			(853)			(853)
Compensation expense	1,024					1,024
Stock awards, net	(2,920)			1,671		(1,249)
Balance, September 27, 2024	$39,902	$126,257	$(516)	$(8,112)	$488	$158,019

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 26, 2025 and September 27, 2024 are as follows:

	Translation Adjustment	Benefit Plan Adjustment	Cash Flow Hedges	Net Investment Hedges
Balance, June 30, 2025	$15,036	$(11,461)	$284	$(129)
Translation adjustment during the quarter	(2,516)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	632	(31)	129
Net current period other comprehensive income (loss)	(2,516)	632	(31)	129
Balance, September 26, 2025	$12,520	$(10,829)	$253	$-

	Translation Adjustment	Benefit Plan Adjustment	Cash Flow Hedges	Net Investment Hedges
Balance, June 30, 2024	$(849)	$(8,062)	$504	$1,502
Translation adjustment during the quarter	7,021	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	221	(169)	(684)
Net current period other comprehensive income (loss)	7,021	221	(169)	(684)
Balance, September 27, 2024	$6,172	$(7,841)	$335	$818

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 26, 2025 are as follows:

	Amount Reclassified
Changes in benefit plan items
Actuarial loss (gain)	$623	(a)
Transition asset and prior service cost (benefit)	8	(a)
Total amortization	631
Income taxes	1
Total changes, net of tax	$632

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 27, 2024 is as follows:

	Amount Reclassified
Changes in benefit plan items
Actuarial loss (gain)	285	(a)
(a)Transition asset and prior service cost (benefit)	(53	) (a)
Total amortization	232
Income taxes	(11)
Total changes, net of tax	$221

(a)

These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension benefit cost (gain) (see Note H, "Pension and Other Postretirement Benefit Plans" for further details).

M.	Earnings Per Share

The Company calculates basic earnings per share (“EPS”) based upon the weighted average number of common shares outstanding during the period, while the calculation of diluted EPS includes the dilutive effect of potential common shares outstanding during the period.  The calculation of diluted EPS excludes all potential common shares if their inclusion would have an anti-dilutive effect.  Certain restricted stock award recipients have a non-forfeitable right to receive dividends declared by the Company and are therefore included in computing EPS pursuant to the two-class method.

The components of basic and diluted EPS were as follows:

	September 26, 2025	September 27, 2024
Basic:
Net income (loss)	$(412)	$(2,772)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	106	(7)
Net income (loss) attributable to Twin Disc, Incorporated	(518)	(2,765)

Weighted average shares outstanding - basic	13,961	13,778

Basic earnings (loss) per share:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.04)	$(0.20)

Diluted:
Net income (loss)	$(412)	$(2,772)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	106	(7)
Net income (loss) attributable to Twin Disc, Incorporated	(518)	(2,765)

Weighted average shares outstanding - basic	13,961	13,778
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	13,961	13,778

Diluted earnings (loss) per share:
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.04)	$(0.20)

The following potential common shares were excluded from diluted EPS for the quarter ended September 26, 2025 as the Company reported a net loss: 229.9 related to the Company’s unvested PSAs, 8.0 related to the Company’s unvested PSUA awards, 233.2 related to the Company’s unvested RS awards, and 79.2 related to the Company’s unvested RSUs.

The following potential common shares were excluded from diluted EPS for the quarter ended September 27, 2024 as the Company reported a net loss: 84.5 related to the Company’s unvested PSAs, 0.0 related to the Company’s unvested PSUA awards, 157.2 related to the Company’s unvested RS awards, and 103.2 related to the Company’s unvested RSUs.

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheets.

	Condensed Consolidated Balance Sheets Location	September 26, 2025	June 30, 2025
Lease Assets
Right-of-use operating lease assets	Right-of-use operating lease assets	$16,311	$17,250
Right-of-use finance lease assets	Property, plant and equipment, net	5,535	5,794

Lease Liabilities
Right-of-use operating lease liabilities, current	Current maturities of right-of-use operating lease obligations	$3,336	$3,393
Right-of-use operating lease liabilities, non-current	Right-of-use lease obiligations	13,474	14,357
Right-of-use finance lease liabilities, current	Accrued liabilities	1,063	1,014
Right-of-use finance lease liabilities, non-current	Other long-term liabilities	$4,975	$5,212

The components of lease expense were as follows:

	For the Quarter Ended
	September 26, 2025	September 27, 2024
Finance lease cost:
Amortization of right-of-use assets	$281	$232
Interest on lease liabilities	105	94
Operating lease cost	1,073	939
Short-term lease cost	84	11
Variable lease cost	133	100
Total lease cost	1,676	1,376
Less: Sublease income	(26)	(21)
Net lease cost	$1,650	$1,355

Other information related to leases was as follows:

	For the Quarter Ended
	September 26, 2025	September 27, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,240	$1,013
Operating cash flows from finance leases	106	95
Financing cash flows from finance leases	284	546
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	50	330
Finance leases	47	508
Weighted average remaining lease term (years):
Operating leases	7.2	8.5
Finance lease	7.0	8.4
Weighted average discount rate:
Operating leases	8.5%	8.4%
Finance leases	6.7%	6.5%

Approximate future minimum rental commitments under non-cancellable leases as of September 26, 2025 were as follows:

	Operating Leases	Finance Leases
2026	$3,336	$1,063
2027	4,042	1,374
2028	2,782	1,264
2029	2,369	874
2030	1,919	557
2031	1,840	497
Thereafter	6,521	1,753
Total future lease payments	22,809	7,382
Less: Amount representing interest	(5,999)	(1,344)
Present value of future payments	$16,810	$6,038

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of September 26, 2025, with a notional amount of $7,500. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax gains (loss) related to cash flow hedging activities that were included in accumulated other comprehensive income (loss) were $253 and $284 as of September 26, 2025, and June 30, 2025, respectively. The unrealized amounts in accumulated other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $43 of net unrealized gain (loss) related to cash flow hedging activities included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note K, Long-term Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax gains (loss) related to net investment hedging activities that were included in accumulated other comprehensive income (loss) were $0 and ($129) as of September 26, 2025 and June 30, 2025, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Condensed Consolidated
	Balance Sheets Location	September 26, 2025	June 30, 2025
Derivative designated as hedge:
Interest rate swap	Other current assets	$43	$75

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended September 26, 2025 and September 27, 2024, respectively, was as follows:

	Condensed Consolidated Statements
	of Operations and Comprehensive	For the Quarter Ended
	Income (Loss) Location	September 26, 2025	September 27, 2024
Derivative designated as hedge:
Interest rate swap	Interest expense	$44	$57
Interest rate swap	Unrealized gain (loss) on hedges	(31)	(169)
Net investment hedge	Unrealized gain (loss) on hedges	129	(684)

Item 2.   Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our condensed consolidated financial statements as of September 26, 2025, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2025, as supplemented in this Quarterly Report, could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)
	Quarter Ended
	September 26, 2025	% of Net Sales	September 27, 2024	% of Net Sales
Net sales	$79,996		$72,897
Cost of goods sold	57,062		53,575
Gross profit	22,934	28.7%	19,322	26.5%
Marketing, engineering and administrative expenses	20,699	25.9%	19,487	26.7%
Income (loss) from operations	$2,235	2.8%	$(165)	-0.2%

Comparison of the First Quarter of Fiscal 2026 with the First Quarter of Fiscal 2025

Net sales for the first quarter increased 9.7%, or $7.1 million, to $80.0 million from $72.9 million in the same quarter a year ago. The acquisition of Kobelt, completed in the third quarter of fiscal 2025, contributed $3.1 million of additional revenue in the quarter. The remaining increase primarily reflects continued growth in demand for the company’s Veth propulsion systems. Global sales of marine and propulsion products improved 14.6% from the prior year, largely on the strength of the Veth product demand. Sales of industrial products improved 13.2% from the prior year first quarter, with a significant contribution from the Kobelt acquisition. Shipments of off-highway transmission products improved slightly (1.5%), with generally stable demand across end markets. The North American region saw a significant increase in revenue ($8.7 million or 48.9%) thanks to the acquisition of Kobelt and expansion of Veth product sales into the region. Sales into Europe increased 6.8%, or $2.0 million, on growing demand for the Veth product. The Asia Pacific region declined 14.5%, or $2.4 million, on weaker commercial marine demand and reduced shipments of oilfield transmissions into China. Currency translation had a favorable impact on first quarter fiscal 2026 sales compared to the first quarter of the prior year totaling $3.2 million primarily due to the strengthening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 17.0%, or $10.7 million, versus the same quarter last year. The Company’s new Canadian acquisition, Kobelt, contributed $3.1 million of incremental revenue. The U.S. manufacturing operations experienced a 1.4%, or $0.4 million, decrease in sales versus the first fiscal quarter of 2025, driven by a reduction in aftermarket demand. The Company’s operation in the Netherlands saw increased revenue of $6.8 million (43.6%) compared to the first fiscal quarter of 2025, as this operation continues to ramp up production to meet record demand for its propulsion systems. The Company’s Finnish operation saw an increase in revenue ($0.7 million or 7.7%) as demand for European defense applications continues to improve. The Company’s Belgian operation saw a decrease compared to the prior year first quarter (16.2% or $0.8 million), with weaker demand for its marine transmission products. The Company’s Italian manufacturing operation was up $0.6 million (16.7%) compared to the first quarter of fiscal 2025, due primarily to some strengthening demand for marine products in the region. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.7 million (44.4%) compared to the prior year first quarter.

Our distribution segment experienced a decrease in sales of $7.8 million (26.4%) in the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. The Company’s Asian distribution operations in Singapore, China and Japan were down 24.7% or $2.9 million from the prior year on reduced demand for commercial marine products. The Company’s North America distribution operation saw a $2.1 million decrease (41.6%) on reduced demand for European produced goods, somewhat impacted by the changing tariff structure. Similarly, the Company’s European distribution operation saw a significant decrease ($2.5 million or 45.5%) on reduced activity in commercial marine projects. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a slight decrease in revenue (3.0% from the prior year first fiscal quarter), on relatively stable demand.

Gross profit as a percentage of sales for the first quarter of fiscal 2026 improved to 28.7%, compared to 26.5% for the same period last year. The improvement in the current year first quarter compared to the prior year result reflects the impact of additional volume and the success of margin improvement initiatives across the manufacturing operations.

For the fiscal 2026 first quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 25.9%, compared to 26.7% for the fiscal 2025 first quarter. ME&A expenses increased $1.2 million (6.2%) over the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the addition of Kobelt ($0.6 million) and a currency translation impact ($0.5 million).

Interest expense was up $0.2 million to $0.8 million in the first quarter of fiscal 2026, with a higher average outstanding revolver balance following the Katsa and Kobelt acquisitions.

Other expense of $0.9 million for the first fiscal quarter was primarily attributable to a currency loss ($0.2 million) and pension amortization expense ($0.7 million).

The fiscal 2026 first quarter effective tax rate was 172.2% compared to (29.2%) in the prior fiscal year first quarter. The full domestic valuation allowance provides for a very volatile effective tax rate. This, along with the mix of foreign earnings by jurisdiction, resulted in the change to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between September 26, 2025 and June 30, 2025

As of September 26, 2025, the Company had net working capital of $132.3 million, which represents an increase of $11.2 million, or 9.3%, from the net working capital of $121.1 million as of June 30, 2025.

Cash decreased by $1.9 million to $14.2 million as of September 26, 2025, versus $16.1 million as of June 30, 2025. As of September 26, 2025, the majority of the cash is at the Company’s overseas operations in Europe ($4.4 million) and Asia-Pacific ($9.1 million).

Trade receivables of $63.9 million were up $5.0 million, or 8.5%, when compared to last fiscal year-end. The impact of foreign currency translation was to decrease accounts receivable by $0.4 million versus June 30, 2025. As a percent of sales, trade receivables finished at 79.9% in the first quarter of fiscal 2026 compared to 70.7% for the comparable period in fiscal 2025 and 61.0% for the fourth quarter of fiscal 2025.

Inventories increased by $6.3 million, or 4.2%, versus June 30, 2025 to $158.3 million. The impact of foreign currency translation was to decrease inventories by $1.1 million versus June 30, 2025. The largest increase came at our domestic operation ($3.9 million) due to delayed shipments. Our operation in the Netherlands increased $1.3 million in support of growing backlog for the Veth product, also impacted by delayed shipment of a large project. The Singapore distribution entity experienced a $2.0 million increase related to customer delays of deliveries on oilfield transmissions into China. Our operation in Finland saw a $1.3 million increase driven by growing demand for product in the defense market. Our Australian distribution operation saw a $1.0 million decrease in inventory. On a consolidated basis, as of September 26, 2025, the Company’s backlog of orders to be shipped over the next six months approximates $163.3 million, compared to $150.5 million at June 30, 2025 and $144.3 million at September 27, 2024. As a percentage of six-month backlog, inventory has decreased from 101% at June 30, 2025 to 97% at September 26, 2025.

Net property, plant and equipment increased $0.6 million (0.8%) to $70.2 million versus $69.6 million at June 30, 2025. The Company had capital spending of $3.4 million in the quarter. This increase was offset by depreciation of $2.3 million and an unfavorable exchange impact of $0.3 million. Capital spending occurring in the first quarter was primarily related to replacement capital, along with capital to drive growth and operating efficiencies. In total, the Company expects to invest between $15 and $17 million in capital assets in fiscal 2026. The Company continues to review its capital plans based on overall market conditions and availability of capital, and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 26, 2025 of $37.1 million was down $1.7 million, or 4.3%, from June 30, 2025. The impact of foreign currency translation was to decrease accounts payable by $0.3 million versus June 30, 2025. The remaining decrease is primarily related to the normal timing of inventory receipts and payments within the quarter.

Total borrowings and long-term debt as of September 26, 2025 increased $12.3 million to $43.7 million versus $31.4 million at June 30, 2025. During the first quarter, the Company reported negative free cash flow of $11.0 million (defined as operating cash flow less acquisitions of fixed assets), driven by unfavorable working capital movement related primarily to inventory, the payment of the annual bonus for fiscal 2025, timing of trade receivable receipts and capital spending. The Company ended the quarter with total debt, net of cash, of $29.5 million, compared to $15.3 million at June 30, 2025, for a net degradation of $14.2 million.

Total equity decreased $3.5 million, or 2.1%, to $160.9 million as of September 26, 2025. The net loss during the first quarter decreased equity by $0.4 million, along with an unfavorable foreign currency translation of $2.4 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation decreased equity by $0.8 million. The quarterly dividend decreased equity by $0.6 million. The net remaining increase in equity of $0.7 million primarily represents the amortization of net actuarial loss and prior service cost on the Company’s defined benefit pension plans, along with the unrealized gain on cash flow hedges.

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

Other significant contractual obligations as of September 26, 2025 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of September 26, 2025, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company has long-term obligations related to its postretirement plans which are discussed in detail in Note H "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2026, the Company expects to contribute $0.5 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2026, the Company expects to contribute $0.7 million to its defined benefit pension plans.  The Company does not have any material off-balance sheet arrangements.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2025. There have been no significant changes to those accounting policies subsequent to June 30, 2025.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in response to Item 1A to Part I of our 2025 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 26, 2025, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, – July 25, 2025	0	NA	0	315,000

July 26 – August 29, 2025	186,784	NA	0	315,000

August 30 – September 26, 2025	0	NA	0	315,000

Total	186,784	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and performance stock issued under the Twin Disc, Incorporated 2021 Long-Term Incentive Compensation Plans.

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during the quarter ended September 26, 2025. As of September 26, 2025, 315,000 shares remain authorized for purchase.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 5, 2025	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer