Form 10-Q
period 2025-12-26
TWIN DISC INC
filed 2026-02-04
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 26, 2025

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

Yes ☐                 No ☑

At January 25, 2026 the registrant had 14,421,658 shares of its common stock outstanding.

Part I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	December 26, 2025	June 30, 2025
ASSETS
Current assets:
Cash	$14,889	$16,109
Trade accounts receivable, net	53,621	58,941
Inventories, net	163,177	151,951
Other current assets	20,190	19,914
Total current assets	251,877	246,915

Property, plant and equipment, net	71,405	69,576
Right-of-use assets operating lease assets	15,879	17,250
Goodwill	2,878	2,892
Intangible assets, net	12,192	13,361
Deferred income taxes	27,551	2,812
Other noncurrent assets	2,233	2,756
Total assets	$384,015	$355,562

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,000	$3,000
Current maturities of right-of-use operating lease obligations	3,446	3,393
Accounts payable	36,659	38,745
Accrued liabilities	75,430	80,655
Total current liabilities	118,535	125,793
Long-term debt	41,515	28,446
Right-of-use lease obligations	12,922	14,357
Accrued retirement benefits	11,651	11,832
Deferred income taxes	5,632	4,320
Other long-term liabilities	8,581	6,423
Total liabilities	198,836	191,171
Twin Disc, Incorporated shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	38,139	42,269
Retained earnings	146,130	125,414
Accumulated other comprehensive income (loss)	3,509	3,730
	187,778	171,413
Less treasury stock, at cost (211,144 and 482,181 shares, respectively)	3,250	7,402
Total Twin Disc, Incorporated shareholders' equity	184,528	164,011
Noncontrolling interest	651	380
Total equity	185,179	164,391
Total liabilities and equity	$384,015	$355,562

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Two Quarters Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Net sales	$90,180	$89,921	$170,176	$162,818
Cost of goods sold	67,813	66,662	124,875	120,237
Cost of goods sold - other	-	1,579	-	1,579
Gross profit	22,367	21,680	45,301	41,002
Marketing, engineering and administrative expenses	20,654	18,920	41,352	38,407
Other operating income	(374)	-	(374)	-
Income (loss) from operations	2,087	2,760	4,323	2,595
Other income (expense):
Interest expense	(772)	(495)	(1,572)	(1,131)
Other income (expense), net	(617)	386	(1,482)	(958)
	(1,389)	(109)	(3,054)	(2,089)
Income (loss) before income taxes and noncontrolling interest	698	2,651	1,269	506
Income tax benefit (expense)	21,780	(1,552)	20,797	(2,179)
Net income (loss)	22,478	1,099	22,066	(1,673)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	107	180	213	173
Net income (loss) attributable to Twin Disc, Incorporated	$22,371	$919	$21,853	$(1,846)
Dividends per share	$0.04	$0.04	$0.08	$0.08
Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$1.58	$0.07	$1.56	$(0.13)
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$1.55	$0.07	$1.53	$(0.13)
Weighted average shares outstanding data:
Basic shares outstanding	14,165	13,868	14,051	13,818
Diluted shares outstanding	14,389	14,058	14,275	13,818
Comprehensive income (loss)
Net income (loss)	$22,478	$1,099	$22,066	$(1,673)
Benefit plan adjustments, net of income taxes of $1, $13, $0, and $2, respectively	640	(1,668)	1,272	(1,447)
Foreign currency translation adjustment	1,029	(11,369)	(1,402)	(4,078)
Unrealized gain (loss) on hedges, net of income taxes of $31, $0, $7 and $0, respectively	(131)	1,146	(33)	293
Comprehensive income (loss)	24,016	(10,792)	21,903	(6,905)
Less: Comprehensive income (loss) attributable to noncontrolling interest	80	122	271	258
Comprehensive income (loss) attributable to Twin Disc, Incorporated	$23,936	$(10,914)	$21,632	$(7,163)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Two Quarters Ended
	December 26, 2025	December 27, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$22,066	$(1,673)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	6,801	6,534
Gain on sale of assets	-	(39)
Loss on write-down of industrial product inventory	-	1,579
Provision for deferred income taxes	(20,700)	(363)
Stock compensation expense and other non-cash changes, net	1,778	1,625
Net change in operating assets and liabilities	(12,914)	(3,348)
Net cash provided (used) by operating activities	(2,969)	4,315
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(6,750)	(5,142)
Proceeds from sale of property, plant, and equipment	-	39
Other, net	(67)	(76)
Net cash provided (used) by investing activities	(6,817)	(5,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	66,495	54,824
Repayments of revolving loan arrangements	(52,648)	(54,824)
Repayments of long-term debt	(750)	(500)
Dividends paid to shareholders	(1,137)	(1,136)
Payments of finance lease obligations	(581)	(1,017)
Cash used in net share settlement of restricted stock units	(11)	-
Payments of withholding taxes on stock compensation	(1,675)	(1,256)
Net cash provided (used) by financing activities	9,693	(3,909)
Effect of exchange rate changes on cash	(1,127)	609
Net change in cash	(1,220)	(4,164)
Cash:
Beginning of period	16,109	20,070
End of period	$14,889	$15,906

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

Recently Issued Not Yet Adopted Accounting Standards

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or the Company’s fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. The Company is currently assessing the impact of the requirements on its Condensed Consolidated Financial Statements.

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

B.         Revenue

The Company reported the following contract assets and liabilities, which are presented within trade accounts receivable, net, other current assets, and accrued liabilities on the condensed consolidated balance sheets. Deferred revenue represents billings in excess of cost based on milestone billings in the contract.

	Contract Assets			Contract Liabilities
	Costs in Excess of Billings, Net	Trade Accounts Receivable, Net	Total Contract Assets	Customer Deposits	Deferred Revenue	Total Contract Liabilities
June 30, 2024	$5,216	$52,207	$57,423	$26,540	$2,025	$28,565
June 30, 2025	6,988	58,941	65,929	13,538	29,664	43,202
December 26, 2025	$6,797	$53,621	$60,418	$11,686	$30,288	$41,974

The Company’s contracts are generally short term in nature, and therefore, the amount included in contract liabilities at each quarter is recognized as revenue in the next year.

C.         Inventories, Net

The major classes of inventories were as follows:

	December 26, 2025	June 30, 2025
Inventories:
Finished parts	$77,427	$67,037
Work in process	30,644	27,229
Raw materials	55,106	57,685
	$163,177	$151,951

D.         Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve as of December 26, 2025 and June 30, 2025:

	December 26, 2025	June 30, 2025
Reserve balance, beginning of period	$5,257	$4,220
Current period expense and adjustments	3,427	5,499
Payments or credits to customers	(3,364)	(4,676)
Translation	21	214
Reserve balance, end of period	$5,341	$5,257

The current portion of the warranty accrual ($4,452 and $4,174 as of December 26, 2025 and June 30, 2025, respectively) is reflected in accrued liabilities, while the long-term portion ($889 and $1,083 as of December 26, 2025 and June 30, 2025, respectively) is included in other long-term liabilities on the condensed consolidated balance sheets.

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

The following table presents the selected financial information with respect to the Company’s reportable segments as of the quarter ended December 26, 2025:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$82,088	$25,359	$-	$(17,267)	$90,180
Intra-segment sales	(2,224)	(4,132)	-	6,356	-
Inter-segment sales	(10,060)	(851)	-	10,911	-
Total consolidated net sales	69,804	20,376	-	-	90,180

Cost of goods sold:
Cost of goods sold	64,996	20,790	-	17,973	67,813
Intra-segment cost of goods sold	(2,224)	(4,132)	-	(6,356)	-
Inter-segment cost of goods sold	(10,060)	(851)	-	(10,911)	-
Total consoldiated cost of goods sold	52,712	15,807	-	706	67,813

Gross profit	17,092	4,569	-	706	22,367

Marketing, engineering and administrative expenses	11,177	3,677	5,800	-	20,654
Other operating income	-	-	(374)	-	(374)
Operating income (loss)	5,915	892	(5,426)	706	2,087

Other income (expense):
Interest income	369	136	488	(989)	4
Interest expense	(1,738)	(2)	(21)	989	(772)
Other income (expense)	(3,789)	(732)	3,924	(24)	(621)
Total consolidated other income (expense)	(5,158)	(598)	4,391	(24)	(1,389)

Pretax earnings (loss)	757	294	(1,035)	682	698

Income tax benefit (expense)	(11,470)	(379)	36,615	(2,986)	21,780
Net income (loss)	(10,713)	(85)	35,580	(2,304)	22,478

Minority interest	-	107	-	-	107
Net income (loss) attributable to Twin Disc, Incorporated	$(10,713)	$(192)	$35,580	$(2,304)	$22,371

Depreciation and amortization	$2,943	$95	$299	$-	$3,337
Expenditures for segment assets	5,349	538	857	-	6,744

The following table presents the selected financial information with respect to the Company’s reportable segments as of the quarter ended December 27, 2024:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$76,463	$35,727	$-	$(22,269)	$89,921
Intra-segment sales	(2,344)	(5,847)	-	8,191	-
Inter-segment sales	(13,161)	(917)	-	14,078	-
Total consolidated net sales	60,958	28,963	-	-	89,921

Cost of goods sold:
Cost of goods sold	63,229	28,086	-	$23,074	68,241
Intra-segment cost of goods sold	(2,344)	(5,847)	-	(8,191)	-
Inter-segment cost of goods sold	(13,161)	(917)	-	(14,078)	-
Total consoldiated cost of goods sold	47,724	21,322	-	805	68,241

Gross profit	13,234	7,641	-	805	21,680

Marketing, engineering and administrative expenses	9,300	3,618	6,002	-	18,920
Operating income (loss)	3,934	4,023	(6,002)	805	2,760

Other income (expense):
Interest income	215	135	792	(1,124)	18
Interest expense	(1,594)	(2)	(23)	1,124	(495)
Other income (expense)	732	(1,353)	1,011	(22)	368
Total consolidated other income (expense)	(647)	(1,220)	1,780	(22)	(109)

Pretax earnings (loss)	3,287	2,803	(4,222)	783	2,651

Income tax benefit (expense)	(849)	(702)	-	(1)	(1,552)
Net income (loss)	2,438	2,101	(4,222)	782	1,099

Minority interest	-	180	-	-	180
Net income (loss) attributable to Twin Disc, Incorporated	$2,438	$1,921	$(4,222)	$782	$919

Depreciation and amortization	$2,872	$90	$334	$-	$3,296
Expenditures for segment assets	2,346	234	201	-	2,781

The following table presents the selected financial information with respect to the Company’s reportable segments as of the two quarters ended December 26, 2025:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$156,143	$47,137	$-	$(33,104)	$170,176
Intra-segment sales	(4,271)	(7,295)	-	11,566	-
Inter-segment sales	(19,935)	(1,603)	-	21,538	-
Total consolidated net sales	131,937	38,239	-	-	170,176

Cost of goods sold:
Cost of goods sold	120,766	38,129	-	34,020	124,875
Intra-segment cost of goods sold	(4,271)	(7,295)	-	(11,566)	-
Inter-segment cost of goods sold	(19,934)	(1,603)	-	(21,537)	-
Total consoldiated cost of goods sold	96,561	29,231	-	917	124,875

Gross profit	35,376	9,008	-	917	45,301

Marketing, engineering and administrative expenses	21,672	7,413	12,267	-	41,352
Other operating income	-	-	(374)	-	(374)
Operating income (loss)	13,704	1,595	(11,893)	917	4,323

Other income (expense):
Interest income	767	266	971	(1,978)	26
Interest expense	(3,493)	(5)	(52)	1,978	(1,572)
Other income (expense)	(7,109)	(2,259)	7,912	(52)	(1,508)
Total consolidated other income (expense)	(9,835)	(1,998)	8,831	(52)	(3,054)

Pretax earnings (loss)	3,869	(403)	(3,062)	865	1,269

Income tax benefit (expense)	(12,230)	(605)	36,632	(3,000)	20,797
Net income (loss)	(8,361)	(1,008)	33,570	(2,135)	22,066

Minority interest	-	213	-	-	213
Net income (loss) attributable to Twin Disc, Incorporated	$(8,361)	$(1,221)	$33,570	$(2,135)	$21,853

Total consolidated assets	$502,352	$62,616	$(165,084)	$(15,869)	$384,015

Depreciation and amortization	$6,012	$191	$598	$-	$6,801
Expenditures for segment assets	5,668	194	888	-	6,750

The following table presents the selected financial information with respect to the Company’s reportable segments as of the two quarters ended December 27, 2024:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$139,781	$65,310	$-	$(42,273)	$162,818
Intra-segment sales	(3,202)	(10,964)	-	14,166	-
Inter-segment sales	(25,856)	(2,251)	-	28,107	-
Total consolidated net sales	110,723	52,095	-	-	162,818

Cost of goods sold:
Cost of goods sold	113,267	50,988	-	$42,439	121,816
Intra-segment cost of goods sold	(3,202)	(10,964)	-	(14,166)	-
Inter-segment cost of goods sold	(25,856)	(2,251)	-	(28,107)	-
Total consoldiated cost of goods sold	84,209	37,773	-	166	121,816

Gross profit	26,514	14,322	-	166	41,002

Marketing, engineering and administrative expenses	18,603	7,568	12,236	-	38,407
Operating income (loss)	7,911	6,754	(12,236)	166	2,595

Other income (expense):
Interest income	420	268	792	(1,423)	57
Interest expense	(1,798)	(700)	(56)	1,423	(1,131)
Other income (expense)	(280)	(2,602)	1,914	(47)	(1,015)
Total consolidated other income (expense)	(1,658)	(3,034)	2,650	(47)	(2,089)

Pretax earnings (loss)	6,253	3,720	(9,586)	119	506

Income tax benefit (expense)	(1,254)	(1,369)	227	217	(2,179)
Net income (loss)	4,999	2,351	(9,359)	336	(1,673)

Minority interest	-	173	-	-	173
Net income (loss) attributable to Twin Disc, Incorporated	$4,999	$2,178	$(9,359)	$336	$(1,846)

Total consolidated assets	$459,422	$39,376	$(181,939)	$(9,499)	$307,360

Depreciation and amortization	$5,735	$182	$608	$9	$6,534
Expenditures for segment assets	4,059	590	493	-	5,142

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended December 26, 2025 and December 27, 2024.

Net sales by product group for the quarter ended December 26, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$11,658	$1,098	$(1,217)	$11,539
Land-based transmissions	17,711	2,417	(2,665)	17,463
Marine and propulsion systems	52,719	16,874	(12,886)	56,707
Other	-	4,970	(499)	4,471
Total	$82,088	$25,359	$(17,267)	$90,180

Net sales by product group for the quarter ended December 27, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$9,328	$1,053	$(923)	$9,458
Land-based transmissions	18,594	2,101	(1,685)	19,010
Marine and propulsion systems	48,512	27,659	(19,479)	56,692
Other	29	4,914	(182)	4,761
Total	$76,463	$35,727	$(22,269)	$89,921

Net sales by product group for the two quarters ended December 26, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$21,958	$2,095	$(2,136)	$21,917
Land-based transmissions	35,591	5,368	(5,938)	35,021
Marine and propulsion systems	98,594	30,385	(24,017)	104,962
Other	-	9,289	(1,013)	8,276
Total	$156,143	$47,137	$(33,104)	$170,176

Net sales by product group for the two quarters ended December 27, 2024 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$18,126	$2,106	$(1,604)	$18,628
Land-based transmissions	36,747	5,664	(6,117)	36,294
Marine and propulsion systems	84,858	47,990	(34,055)	98,793
Other	50	9,551	(498)	9,103
Total	$139,781	$65,311	$(42,273)	$162,818

Industrial products include clutches, power take-offs and pump drives sold to the agriculture, recycling, construction and oil and gas markets. The land-based transmission products include applications for oil field and natural gas, military and airport rescue and firefighting. The marine and propulsion systems include marine transmission, azimuth drives, controls, surface drives, and propellers for the global commercial marine, pleasure craft and patrol boat markets. Other products include non-Twin Disc manufactured product sold through Company-owned distribution entities.

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

There is reserved for issuance under the Plan an aggregate of 1,636.6 shares of the Company’s common stock, which consists of the previously-approved 715.0 shares of common stock reserved for issuance under the 2021 LTI Plan prior to its amendment and restatement to become the Omnibus Plan; 521.6 shares of common stock that remained available for issuance under the 2020 Directors' Plan; and 400.0 newly authorized shares of common stock. Shares issued under the Omnibus Plan may be authorized and unissued shares or shares reacquired by the Company in the open market or a combination of both. The aggregate amount is subject to proportionate adjustments for stock dividends, stock splits and similar changes.

Performance Stock Awards (“PSA”)

During the first two quarters of fiscal 2026 and 2025, the Company granted a target number of 166.5 and 116.1 PSAs, respectively, to various employees of the Company, including executive officers.

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

There were 396.4 and 350.0 unvested PSAs outstanding at December 26, 2025 and December 27, 2024, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $455 and $376 was recognized for the quarters ended December 26, 2025 and December 27, 2024, respectively, related to PSAs. Compensation expense of $833 and $1,035 was recognized for the two quarters ended December 26, 2025 and December 27, 2024, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at December 26, 2025 was $11.12. At December 26, 2025, the Company had $2,281 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2026 and 2025 awards. The total fair value of PSAs vested as of December 26, 2025 and December 27, 2024 was $0.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. The PSUAs granted in fiscal 2024 will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 20.9.

There were 8.0 and 10.5 unvested PSUAs outstanding at December 26, 2025 and December 27, 2024, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $9 and $11 was recognized for the quarters ended December 26, 2025 and December 27, 2024, respectively, related to PSUAs. Compensation expense of $17 and $22 was recognized for the two quarters ended December 26, 2025 and December 27, 2024, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at December 26, 2025 was $12.15. At December 26, 2025, the Company had $17 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2025 awards. The total fair value of PSUAs vested as of December 26, 2025 and December 27, 2024 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first two quarters of fiscal 2026 and 2025, the Company granted 147.2 and 44.0 service based restricted shares, respectively, to employees and non-employee directors. There were 225.0 and 251.0 unvested shares outstanding at December 26, 2025 and December 27, 2024, respectively. A total of 2.1 and 0 shares of restricted stock were forfeited during the two quarters ended December 26, 2025 and December 27, 2024, respectively. Compensation expense of $298 and $317 was recognized for the quarters ended December 26, 2025 and December 27, 2024, respectively. Compensation expense of $602 and $628 was recognized for the two quarters ended December 26, 2025 and December 27, 2024, respectively. The total fair value of restricted stock grants vested as of December 26, 2025 and December 27, 2024 was $1,817 and $437, respectively. As of December 26, 2025, the Company had $1,472 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first two quarters of fiscal 2026 and 2025, the Company granted 0 and 77.4 of employment based RSUs, respectively. There were 79.2 and 159.9 unvested RSUs outstanding at December 26, 2025 and December 27, 2024, respectively. Compensation expense of $85 and $149 was recognized for the quarters ended December 26, 2025 and December 27, 2024, respectively. Compensation expense of $256 and $192 was recognized for the two quarters ended December 26, 2025 and December 27, 2024, respectively. The total fair value of restricted stock units vested as of December 26, 2025 and December 27, 2024 was $33 and $701, respectively. The weighted average grant date fair value of the unvested awards at December 26, 2025 was $12.84. As of December 26, 2025, the Company had $520 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

H.         Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides healthcare and life insurance benefits for certain domestic retirees.

The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Pension Benefits:
Service cost	$89	$81	$179	$164
Prior Service cost	5	5	11	10
Interest cost	774	836	1,548	1,672
Expected return on plan assets	(751)	(826)	(1,502)	(1,652)
Amortization of transition obligation	8	10	16	20
Amortization of prior service cost (benefit)	-	6	-	13
Amortization of actuarial net loss (gain)	647	246	1,295	493
Net periodic benefit cost (gain)	$772	$358	$1,547	$720

Postretirement Benefits:
Service cost	$1	$2	$3	$5
Interest cost	35	53	70	106
Amortization of prior service cost (benefit)	-	(69)	-	(137)
Amortization of actuarial net loss (gain)	(13)	(10)	(26)	(19)
Net periodic benefit cost (gain)	$23	$(24)	$47	$(45)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost (gain) are included in other income (expense), net.

The Company expects to contribute approximately $708 to its pension plans in fiscal 2026. As of December 26, 2025, the amount of $383 in contributions to the pension plans have been made.

The Company has reclassified $640 (net of $1 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 26, 2025, and $140 (net of $13 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the quarter ended December 27, 2024. These reclassifications are included in the computation of net periodic benefit cost (gain). The Company has reclassified $1,272 (net of $0 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 25, 2026, and $361 (net of $2 in taxes) of benefit plan adjustments from accumulated other comprehensive loss during the two quarters ended December 27, 2024. These reclassifications are included in the computation of net periodic benefit cost (gain).

I.         Income Taxes

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated Annual Effective Tax Rate (AETR). Under this effective tax rate methodology, the Company applies an estimated annual income tax rate to its year-to-date ordinary earnings to derive its income tax provision each quarter. To calculate its AETR, an entity must estimate its ordinary income or loss and the related tax expense or benefit for its full fiscal year. In situations in which an entity is in a loss position and recognizes a full valuation allowance, the guidance in ASC 740-270-30-36a applies. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. In addition, all other available positive and negative evidence is taken into consideration, including impacts of tax reform.

The Company has evaluated the realizability of deferred tax assets and concluded that the U.S. and state valuation allowance is no longer required and should be released as of December 26, 2025. The Company is expected to be in a cumulative three year income position at the end of the year, and expects to be profitable in future periods. This release relates to both projections of future income and a significant tax planning action for the current year which constitutes a significant unusual or infrequently occurring tax only item, the tax effects of which have been excluded from the estimated AETR as per ASC 740-270. The Company recognized $22.8 million of the related $23.9 million domestic valuation allowance release tax benefit as a discrete item during the quarter.

The Company continues to maintain a valuation allowance in immaterial foreign jurisdictions, due to continued losses and uncertain future earnings. Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore, per ASC guidance, the immaterial foreign jurisdiction was removed from the annualized effective rate calculation. Because of the foreign valuation allowance, the entity may only recognize tax expense / benefit recorded for ASC 740-10 adjustments.

	For the Quarter-Ended		For the Two Quarters Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Foreign earnings (loss), before income taxes of $1,024, $1,552, $2,022, and $2,406, respectively	$3,717	$5,657	$6,911	$9,100
Domestic and immaterial foreign jurisdiction earnings (loss), before income taxes of ($22,804), $0, ($22,819) and ($227), respectively	(3,019)	(3,006)	(5,642)	(8,594)
Income (loss) before income taxes and noncontrolling interest	$698	$2,651	$1,269	$506

Income tax benefit (expense)	$21,780	$(1,552)	$20,797	$(2,179)
Effective income tax rate	-3120.3%	58.5%	-1638.8%	430.6%

J.         Goodwill and Intangible Assets, Net

Goodwill represents the excess of the consideration transferred net of the acquisition-date fair values of the identifiable assets acquired and the liabilities assumed.

As of December 26, 2025, changes in the carrying amount of goodwill are summarized as follows:

Net Book Value Rollforward
Balance at June 30, 2025	2,892
Translation adjustment	(14)
Balance at December 26, 2025	$2,878

As of December 26, 2025, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other	Total
Balance at June 30, 2025	$43,403	$(30,042)	$13,361	$7,195	$1,834	$2,036	$2,296	$13,361
Addition	207	-	207	-	-	-	207	207
Amortization	-	(1,349)	(1,349)	(657)	(99)	(153)	(440)	(1,349)
Translation adjustment	(48)	21	(27)	(14)	(6)	(6)	(1)	(27)
Balance at December 26, 2025	$43,562	$(31,370)	$12,192	$6,524	$1,729	$1,877	$2,062	$12,192

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $682 and $880 for the quarters ended December 26, 2025, and December 27, 2024, respectively. Intangible amortization expense was $1,349 and $1,806 for the two quarters ended December 26, 2025, and December 27, 2024, respectively. Estimated intangible amortization expense for the remainder of fiscal 2026 and each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2026	1,389
2027	2,525
2028	2,318
2029	1,936
2030	643
2031	522
Thereafter	2,859
$12,192

K.         Long-term Debt

Long-term debt at December 26, 2025 and June 30, 2025 consisted of the following:

	December 26, 2025	June 30, 2025
Credit Agreement Debt
Revolving loans (expire April 2027)	$31,740	$17,921
Term loan (due April 2027)	12,750	13,500
Other	25	25
Subtotal	44,515	31,446
Less: current maturities	(3,000)	(3,000)
Total long-term debt	$41,515	$28,446

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

Borrowings under the Credit Agreement are secured by substantially all of the Company’s and Kobelt’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 65% of its equity interests in certain foreign subsidiaries. To effect these security interests, the Company entered into various amendment and assignment agreements that consent to the assignment to the Bank of certain agreements previously entered into between the Company and the Bank in connection with an April 22, 2016 credit agreement between the Company and the Bank, and further amended such agreements pursuant to the terms of the Credit Agreement. Specifically, the Company amended and agreed to the assignment to the Bank of a Security Agreement, IP Security Agreement, Pledge Agreement, Perfection Certificate, and Assignment as to Liens and Encumbrances. The Company also amended and assigned to the Bank a Negative Pledge Agreement, pursuant to which it agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the Credit Agreement and the Negative Pledge Agreement. The Company also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Kobelt. Borrowings under the Credit Agreement are also required to be guaranteed by each U.S. subsidiary of the Company.

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

As of December 26, 2025, current maturities include $3,000 of term loan payments due within the coming year.

Other: During the quarter ended December 26, 2025, the average interest rate was 6.50% on the Term Loan, and 5.27% on the Revolving Loans.

As of December 26, 2025, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $45,358, and the Company had approximately $13,617 available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at December 26, 2025 and June 30, 2025. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company is party to an interest rate swap arrangement with Bank of Montreal, with an initial notional amount of $20,000 and a maturity date of March 4, 2026 to hedge the Term Loan. As of December 26, 2025, the notional amount was $7,000. This swap has been designated as a cash flow hedge under ASC 815, Derivatives and Hedging. This swap is included in the disclosures in Note O, Derivative Financial Instruments.

During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign companies. Effective upon the designation, all changes in the fair value of the euro revolver are reported in accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those foreign investments. This net investment hedge is included in the disclosures in Note O, Derivative Financial Instruments.

L.         Shareholders’ Equity

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of December 26, 2025 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended December 26, 2025 and December 27, 2024.

The following is a reconciliation of the Company’s equity balances for the first two fiscal quarters of 2026 and 2025:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2025	42,269	125,414	3,730	(7,402)	380	$164,391
Net income (loss)		(518)			106	(412)
Dividends paid to shareholders		(566)				(566)
Translation adjustments			(2,516)		85	(2,431)
Benefit plan adjustments, net of tax			632			632
Unrealized gain (loss) on hedges, net of tax			98			98
Compensation expense	862					862
Stock awards, net	(5,318)			3,632		(1,686)
Balance, September 26, 2025	37,813	124,330	1,944	(3,770)	571	160,888
Net income (loss)		22,371			107	$22,478
Dividends paid to shareholders		(571)				(571)
Translation adjustments			1,056		(27)	1,029
Benefit plan adjustments, net of tax			640			640
Unrealized gain (loss) on hedges, net of tax			(131)			(131)
Compensation expense	846					846
Stock awards, net	(520)			520		0
Balance, December 26, 2025	$38,139	$146,130	$3,509	$(3,250)	$651	$185,179

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2024	41,798	129,592	(6,905)	(9,783)	352	$155,054
Net income (loss)		(2,765)			(7)	(2,772)
Dividends paid to shareholders		(570)				(570)
Translation adjustments			7,148		143	7,291
Benefit plan adjustments, net of tax			221			221
Unrealized gain (loss) on hedges, net of tax			(853)			(853)
Compensation expense	1,024					1,024
Stock awards, net	(2,920)			1,671		(1,249)
Balance, September 27, 2024	39,902	126,257	(389)	(8,112)	488	158,146
Net income (loss)		919			180	1,099
Dividends paid to shareholders		(566)				(566)
Translation adjustments			(11,311)		(58)	(11,369)
Benefit plan adjustments, net of tax			(1,668)			(1,668)
Unrealized gain (loss) on hedges, net of tax			1,146			1,146
Compensation expense	853					853
Stock awards, net	(644)			637		(7)
Balance, December 27, 2024	$40,111	$126,610	$(12,222)	$(7,475)	$610	$147,634

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the two quarters ended December 26, 2025 and December 27, 2024 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2025	$15,036	$(11,461)	$284	$(129)
Translation adjustment during the quarter	(2,516)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)		632	(31)	129
Net current period other comprehensive income (loss)	(2,516)	632	(31)	129
Balance, September 26, 2025	$12,520	$(10,829)	$253	$-
Translation adjustment during the quarter	1,056	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	640	(28)	(103)
Net current period other comprehensive income (loss)	1,056	640	(28)	(103)
Balance, December 26, 2025	$13,576	$(10,189)	$225	$(103)

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2024	$(849)	$(8,062)	$504	$1,502
Amounts reclassified from accumulated other comprehensive income (loss)	7,148	-	-	-
Net current period other comprehensive income (loss)	-	221	(169)	(684)
Net current period other comprehensive (loss) income	7,148	221	(169)	(684)
Balance, September 27, 2024	$6,299	$(7,841)	$335	$818
Translation adjustment during the quarter	(11,311)	-	-	-
Return on plan assets	-	(1,808)	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	140	24	1,122
Net current period other comprehensive income (loss)	(11,311)	(1,668)	24	1,122
Balance, December 27, 2024	$(5,012)	$(9,509)	$359	$1,940

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 26, 2025 are as follows:

	Quarter Ended		Two Quarters Ended
	December 26, 2025		December 26, 2025
Changes in benefit plan items
Actuarial loss (gain)	$633	(a)	$1,256	(a)
Transition asset and prior service cost (benefit)	8	(a)	16	(a)
Total amortization	641		1,272
Income taxes	(1)		-
Total reclassification, net of tax	$640		$1,272

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended December 27, 2024 is as follows:

	Quarter Ended		Two Quarters Ended
	December 27, 2024		December 27, 2024
Changes in benefit plan items
Actuarial loss (gain)	$180	(a)	$463	(a)
Transition asset and prior service cost (benefit)	(53)	(a)	(104)	(a)
Return of plan assets	(1,808)		(1,808)
Total amortization	(1,681)		(1,449)
Income taxes	13		2
Total reclassification, net of tax	$(1,668)		$(1,447)

(a)

These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension benefit cost (gain) (see H, "Pension and Other Postretirement Benefit Plans" for further details).

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

The components of basic and diluted EPS were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Basic:
Net income (loss)	$22,478	$1,099	$22,066	$(1,673)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	107	180	213	173
Net income (loss) attributable to Twin Disc, Incorporated	22,371	919	21,853	(1,846)
Weighted average shares outstanding - basic	14,165	13,868	14,051	13,818

Basic earnings (loss) per share:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$1.58	$0.07	$1.56	$(0.13)
Diluted:
Net income (loss)	$22,478	$1,099	$22,066	$(1,673)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	107	180	213	173
Net income (loss) attributable to Twin Disc, Incorporated	22,371	919	21,853	(1,846)

Weighted average shares outstanding - basic	14,165	13,868	14,051	13,818
Effect of dilutive stock awards	224	190	224	-
Weighted average shares outstanding - diluted	14,389	14,058	14,275	13,818
Diluted earnings (loss) per share:
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$1.55	$0.07	$1.53	$(0.13)

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheets.

	Condensed Consolidated Balance Sheets Location	December 26, 2025	June 30, 2025
Lease Assets
Right-of-use operating lease assets	Right-of-use operating lease assets	$15,879	$17,250
Right-of-use finance lease assets	Property, plant and equipment, net	5,492	5,794

Lease Liabilities
Right-of-use operating lease liabilities, current	Current maturities of right-of-use operating lease obligations	$3,446	$3,393
Right-of-use operating lease liabilities, non-current	Right-of-use lease obligations	12,922	14,357
Right-of-use finance lease liabilities, current	Accrued liabilities	1,102	1,014
Right-of-use finance lease liabilities, non-current	Other long-term liabilities	4,934	5,212

The components of lease expense were as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Finance lease cost:
Amortization of right-of-use assets	$321	$237	$601	$469
Interest on lease liabilities	102	96	207	189
Operating lease cost	1,200	1,003	2,273	1,943
Short-term lease cost	64	22	148	34
Variable lease cost	141	139	274	239
Total lease cost	1,828	1,497	3,503	2,874
Less: Sublease income	(36)	(21)	(62)	(42)
Net lease cost	$1,792	$1,476	$3,441	$2,832

Other information related to leases was as follows:

	For the Quarter Ended		For the Two Quarters Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,269	$1,084	$2,506	$2,086
Operating cash flows from finance leases	103	97	209	192
Financing cash flows from finance leases	297	471	581	1,017
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	389	1,255	439	1,581
Finance leases	231	224	279	732
Weighted average remaining lease term (years):
Operating leases			7.1	7.9
Finance lease			6.8	8.1
Weighted average discount rate:
Operating leases			8.5%	8.5%
Finance leases			6.8%	6.4%

Approximate future minimum rental commitments under non-cancellable leases as of December 26, 2025 were as follows:

	Operating Leases	Finance Leases
2026	$3,446	$1,102
2027	4,190	1,430
2028	2,929	1,319
2029	2,419	927
2030	1,928	604
2031	1,848	534
Thereafter	6,536	1,794
Total future lease payments	23,296	7,710
Less: Amount representing interest	(6,928)	(1,674)
Present value of future payments	$16,368	$6,036

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

Interest Rate Swap Contracts

The Company has one outstanding interest rate swap contract as of December 26, 2025, with a notional amount of $7,000. It has been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax gain (loss) related to cash flow hedging activities that were included in accumulated other comprehensive income (loss) were $225 and $284 as of December 26, 2025, and June 30, 2025, respectively. The unrealized amounts in accumulated other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

The Company estimates that $15 of net unrealized gain (loss) related to cash flow hedging activities included in accumulated other comprehensive income (loss) will be reclassified into earnings within the next twelve months.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note K, Long-term Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax gains (loss) related to net investment hedging activities that were included in accumulated other comprehensive income (loss) were $103 and $129 as of December 26, 2025 and June 30, 2025, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Condensed Consolidated Balance Sheet Location	December 26, 2025	June 30, 2025
Derivative designated as hedge:
Interest rate swap	Other current assets	$15	$75

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended December 26, 2025 and December 27, 2024, respectively, was as follows:

	Condensed Consolidated Statements of Operations and Comprehensive	For the Quarter Ended		For the Two Quarters Ended
	Income (Loss) Location	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Derivative designated as hedge:
Interest rate swap	Interest expense	$42	$55	$86	$112
Interest rate swap	Unrealized gain (loss) on hedges	(28)	24	(59)	(145)
Net investment hedge	Unrealized gain (loss) on hedges	(103)	1,122	26	438

Item 2.         Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our condensed consolidated financial statements as of December 26, 2025, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

	Quarter Ended				Two Quarters Ended
	December 26, 2025	% of Net Sales	December 27, 2024	% of Net Sales	December 26, 2025	% of Net Sales	December 27, 2024	% of Net Sales
Net sales	$90,180		$89,921		$170,176		$162,818
Cost of goods sold	67,813		66,662		124,875		120,237
Cost of goods sold - other	-		1,579		-		1,579
Gross profit	22,367	24.8%	21,680	24.1%	45,301	26.6%	41,002	25.2%
Marketing, engineering and administrative expenses	20,654	22.9%	18,920	21.0%	41,352	24.3%	38,407	23.6%
Other operating income	(374)	-0.4%	-	0.0%	(374)	-0.2%	-	0.0%
Income (loss) from operations	$2,087	2.3%	$2,760	3.1%	$4,323	2.5%	$2,595	1.6%

Comparison of the Second Quarter of Fiscal 2026 with the Second Quarter of Fiscal 2025

Net sales for the second quarter increased 0.3%, or $0.3 million, to $90.2 million from $89.9 million in the same quarter a year ago. The acquisition of Kobelt, completed in the third quarter of fiscal 2025, contributed $3.2 million of additional revenue in the quarter. The remaining decrease of $2.9 million primarily reflects temporary weakness in commercial marine demand, impacted by the existing tariff structure, along with continued soft demand for oil and gas transmissions into China. These decreases were partially offset by continued growth in demand for the Company’s Veth propulsion systems, along with improved shipments of the Company’s Katsa products acquired in fiscal 2024. Global sales of marine and propulsion products were flat with the prior year, as weakness in commercial marine demand was offset by strength in demand for the Veth product. Shipments of off-highway transmission products decreased by 8.1%, with weakness in demand for oil and gas transmissions into China and delayed airport rescue and firefighting transmissions (“ARFF”) shipments resulting from ongoing tariff concerns. Shipments of industrial products improved nearly 22% as demand for Katsa product continues to grow, along with the favorable impact from the Kobelt acquisition. The European region saw a significant increase in revenue ($3.1 million or 8.4%) thanks primarily to strong regional demand for Veth and Katsa products. Sales into North America increased 9.6%, or $2.2 million, driven by the addition of Kobelt. The Asia Pacific region decreased 24.5%, or $5.0 million, on weaker demand for commercial marine and oilfield transmissions in the region. Currency translation had a favorable impact on second quarter fiscal 2026 sales compared to the second quarter of the prior year totaling $4.1 million primarily due to the strengthening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 3.3%, or $2.4 million, versus the same quarter last year. The Company’s new acquisition, Kobelt, in Canada contributed $3.2 million of incremental revenue. The U.S. manufacturing operations experienced a 10.6%, or $3.3 million, decrease in sales versus the second fiscal quarter of 2025, with shipment delays for ARFF products and weaker demand for oil and gas transmissions in China. The Company’s operation in the Netherlands saw increased revenue of $1.6 million (6.4%) compared to the second fiscal quarter of 2025, as this operation continues to experience record demand for its propulsion systems. The Company’s Belgian operation saw a decrease compared to the prior year second quarter (16.6% or $0.9 million), with weaker demand for its marine transmission products due in part to the domestic tariff structure. The Company’s Italian manufacturing operation was up $2.5 million (77.7%) compared to the second quarter of fiscal 2025, due primarily to stronger European demand for industrial and commercial marine products. The Company’s operation in Finland saw revenue increase 21.2% ($2.1 million), with strong demand for defense related products in the region. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $0.4 million (23.7%) compared to the prior year second quarter.

Our distribution segment experienced a decrease in sales of $10.4 million (29.0%) in the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. The Company’s Asian distribution operations in Singapore, China and Japan were down 37.2%, or $6.0 million, from the prior year on reduced demand for commercial marine transmissions and oil and gas transmissions for China. The Company’s North America distribution operation saw a decrease ($1.9 million or 32.7%) impacted by the existing tariff structure and related impact on goods coming from European manufacturing operations. Similarly, the Company’s European distribution operation saw a decline ($1.9 million or 30.9%) on weaker shipments of commercial marine projects. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in revenue of 6.9% from the prior year second fiscal quarter, primarily due to weaker pleasure craft demand.

Gross profit as a percentage of sales for the second quarter of fiscal 2026 improved to 24.8%, compared to 24.1% for the same period last year. The prior year quarter includes the impact of a non-cash inventory write-down of $1.6 million. This write-down reflected the results of a product rationalization exercise of the Company’s industrial product line following the acquisition of Katsa. The current quarter was impacted by a less favorable product mix, dilution of margin due to invoicing of tariffs and isolated operational/quality issues within the quarter.

For the fiscal 2026 second quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 22.9%, compared to 21.0% for the fiscal 2025 second quarter. ME&A expenses increased $1.7 million (9.2%) over the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the addition of Kobelt ($0.5 million), a foreign currency impact ($0.5 million), increased commission expense ($0.5 million) and a small net inflationary impact of $0.3 million.

Interest expense was up $0.3 million to $0.8 million in the second quarter of fiscal 2026, with a higher average outstanding revolver balance following the Katsa and Kobelt acquisitions.

Other income (expense) of $0.6 million for the second fiscal quarter was primarily attributable to a currency gain ($0.1 million), partially offset by pension amortization expense ($0.7 million).

The fiscal 2026 second quarter effective tax rate was -3,120.4% compared to 58.5% in the prior fiscal year second quarter. The change in the effective tax rate for the quarter resulted from a full reversal of the domestic valuation allowance.

Comparison of the First Six Months of Fiscal 2026 with the First Six Months of Fiscal 2025

Net sales for the first six months increased 4.5%, or $7.4 million, to $170.2 million from $162.8 million in the same period a year ago. The acquisition of Kobelt, completed in the third quarter of fiscal 2025, contributed $6.3 million of additional revenue in the first half. The remaining increase of $1.1 million reflects continued growth in demand for the Company’s Veth propulsion systems, along with improved shipments of the Company’s Katsa products acquired in fiscal 2024. These increases were partially offset by temporary weakness in commercial marine demand, impacted by the existing tariff structure, along with continued soft demand for oil and gas transmissions into China. Global sales of marine and propulsion products improved 5.9% from the prior year, driven by strong demand for Veth product offset by some weakness in commercial marine demand. Shipments of industrial products improved by 17.7%, driven by the addition of Katsa and Kobelt. Shipments of off-highway transmission products declined by 3.5%, with delayed ARFF shipments. The European region saw a significant increase in revenue ($5.1 million or 7.7%) thanks primarily to growing demand for Veth and Katsa products in the region. Sales into North America increased 26.7%, or $10.9 million, on improved industrial and commercial marine shipments in the second quarter. The Asia Pacific region decreased 20.0%, or $7.4 million, on weaker demand for commercial marine and oil and gas transmissions in the region. Currency translation had a favorable impact on first half fiscal 2026 sales compared to the first half of the prior year totaling $4.1 million primarily due to the strengthening of the euro against the U.S. dollar.

Sales at our manufacturing segment increased 11.7%, versus the same period last year. The Company’s new acquisition, Kobelt, in Canada contributed $6.3 million of incremental revenue. The U.S. manufacturing operations experienced a 6.2%, or $3.7 million, decline in sales versus the first half of fiscal 2025, with tariff concerns creating a drag on shipments. The Company’s operation in the Netherlands saw increased revenue of $8.4 million (20.7%) compared to the first half of fiscal 2025, as this operation continues to experience record demand for its propulsion systems and has begun to increase capacity to satisfy the growing demand. The Company’s Belgian operation saw a decrease compared to the prior year first half (16.4% or $1.7 million), with weaker US demand for its marine transmission products, impacted by tariffs. The Company’s Italian manufacturing operation was up $3.1 million (45.4%) compared to the first half of fiscal 2025, due primarily to stronger European demand for industrial and commercial marine products. The Company’s operation in Finland saw revenue increase 14.7% ($2.8 million), with improving demand for defense related products in the region. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $1.1 million (33.7%) compared to the prior year first half.

Our distribution segment experienced a decrease in sales of $18.2 million (27.8%) in the first half of fiscal 2026 compared to the first half of fiscal 2025. The Company’s Asian distribution operations in Singapore, China and Japan were down 31.9% or $9.0 million from the prior year on weaker commercial marine activity in the region, along with reduced demand for oilfield transmissions into China. The Company’s North America distribution operation saw a decrease ($4.0 million or 36.9%) on softening North American demand for European manufactured product, impacted by the current tariff structure. The Company’s European distribution operation saw a decrease ($4.4 million or 37.8%) on soft demand for commercial marine projects in the region. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a decrease in revenue of 5.0% from the prior year first fiscal half, primarily due to weaker pleasure craft demand partially offset by a favorable currency impact.

Gross profit as a percentage of sales for the first half of fiscal 2026 improved to 26.6%, compared to 25.2% for the same period last year. The prior year includes the impact of a non-cash inventory write-down of $1.6 million. This write-down reflected the results of a product rationalization exercise of the Company’s industrial product line following the acquisition of Katsa. Excluding this adjustment, the fiscal 2025 first half gross profit percentage was 26.2%. The improvement in gross profit percentage versus the prior year first half is attributed to improved operational execution at our Veth operation and successful margin improvement initiatives, partially offset by isolated quality and facility charges.

For the fiscal 2026 first half, ME&Aexpenses, as a percentage of sales, were 24.3%, compared to 23.6% for the first half of fiscal 2025. ME&A expenses increased $3.0 million (7.7%) over the same period last fiscal year. The increase in ME&A spending for the first half was comprised of the addition of Kobelt ($1.1 million), a foreign currency translation impact ($1.0 million), an increase in professional fees ($0.7 million) and the net of savings initiatives offset by inflation related increases ($0.2 million).

Interest expense was up $0.4 million to $1.6 million in the first half of fiscal 2026, with a higher average outstanding revolver balance following the Katsa and Kobelt acquisitions.

Other expense of $1.5 million for the first half was primarily attributable to pension amortization expense ($1.4 million), along with a small currency loss ($0.1 million).

The fiscal 2026 first half effective tax rate was -1,638.9% compared to 430.6% in the prior fiscal year first half. The change in the effective tax rate for the first half resulted from a full reversal of the domestic valuation allowance.

Financial Condition, Liquidity and Capital Resources

Comparison between December 26, 2025 and June 30, 2025

As of December 26, 2025, the Company had net working capital of $133.3 million, which represents an increase of $12.2 million, or 10.1%, from the net working capital of $121.1 million as of June 30, 2025.

Cash decreased by $1.2 million to $14.9 million as of December 26, 2025, versus $16.1 million as of June 30, 2025. As of December 26, 2025, the majority of the cash is at the Company’s overseas operations in Europe ($5.8 million) and Asia-Pacific ($8.1 million).

Trade receivables of $53.6 million were down $5.3 million, or 9.0%, when compared to last fiscal year-end. The impact of foreign currency translation was essentially neutral versus June 30, 2025. As a percent of sales, trade receivables finished at 59.5% in the second quarter of fiscal 2026 compared to 59.7% for the comparable period in fiscal 2025 and 61.0% for the fourth quarter of fiscal 2025.

Inventories increased by $11.2 million, or 7.4%, versus June 30, 2025 to $163.2 million. The impact of foreign currency translation was essentially neutral versus June 30, 2025. The largest increase came at our operations in the United States ($6.0 million), unfavorably impacted by tariff related shipment delays. Our operation in the Netherlands saw an increase ($2.9 million) in support of growing backlog for the Veth product. The Singapore distribution entity experienced a $2.3 million increase primarily related to customer delays of deliveries on oilfield transmissions into China. Our operation in Finland also experienced an increase ($1.2 million or 8.4%) on strong demand for industrial products include defense applications. The global operations team is focused on driving inventory improvements in the second half and beyond. On a consolidated basis, as of December 26, 2025, the Company’s backlog of orders to be shipped over the next six months grew to $175.3 million, compared to $150.5 million at June 30, 2025 and $124.0 million at December 27, 2024. The increase in backlog since June 30, 2025 ($24.8 million) is largely reflective of strong market conditions for the Veth product and increasing global defense spending. As a percentage of six-month backlog, inventory has decreased from 99% at June 30, 2025 to 93% at December 26, 2025.

Net property, plant and equipment increased $1.8 million (2.6%) to $71.4 million versus $69.6 million at June 30, 2025. The Company had capital spending of $6.8 million in the first half, and a relatively neutral exchange impact. This increase was offset by depreciation of $4.5 million. Capital spending occurring in the first half was primarily related to replacement capital, along with capital to drive growth and operating efficiencies. In total, the Company expects to invest between $12 and $15 million in capital assets in fiscal 2026. The Company continues to review its capital plans based on overall market conditions and availability of capital and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of December 26, 2025 of $36.7 million was down $2.1 million, or 5.4%, from June 30, 2025. The impact of foreign currency translation was to decrease accounts payable by $0.2 million versus June 30, 2025. The remaining decrease is related to the normal timing of purchasing activity and related payments.

Total borrowings and long-term debt as of December 26, 2025 increased $13.1 million to $44.5 million versus $31.4 million at June 30, 2025. During the first half, the Company reported negative free cash flow of $9.6 million (defined as operating cash flow less acquisitions of fixed assets), driven by an increase to inventory and capital spending. The Company ended the quarter with total debt, net of cash, of $29.7 million, compared to $15.3 million at June 30, 2025, for a net degradation of $14.3 million.

Total equity increased $20.8 million, or 12.6%, to $185.2 million as of December 26, 2025. The net earnings during the first half increased equity by $21.9 million, while other decreases related to a favorable foreign currency translation of $1.4 million and dividends paid to shareholders of $1.1 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $0.6 million. The net remaining increase in equity of $1.4 million primarily represents the amortization of benefit plan adjustments on the Company’s defined benefit pension plans, along with the unrealized loss on cash flow hedges.

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

Other significant contractual obligations as of December 26, 2025 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of December 26, 2025, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company has long-term obligations related to its postretirement plans which are discussed in detail in Note H "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2026, the Company expects to contribute $0.5 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2026, the Company expects to contribute $0.7 million to its defined benefit pension plans.  The Company does not have any material off-balance sheet arrangements.

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

There were no securities of the Company sold by the Company during the quarter ended December 26, 2025, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

September 27 – October 31, 2025	0	NA	0	315,000

November 1– November 28, 2025	0	NA	0	315,000

November 29 – December 26, 2025	0	NA	0	315,000

Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during the quarter ended December 26, 2025. As of December 26, 2025, 315,000 shares remain authorized for purchase.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: February 4, 2026	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer