Form 10-Q
period 2026-03-27
TWIN DISC INC
filed 2026-05-06
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10‑Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 27, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1‑7635

TWIN DISC, INCORPORATED

(Exact name of registrant as specified in its charter)

Wisconsin	39‑0667110
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

At April 29, 2026 the registrant had 14,422,827 shares of its common stock outstanding.

Part I.         FINANCIAL INFORMATION

Item 1.	Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	March 27, 2026	June 30, 2025
ASSETS
Current assets:
Cash	$16,114	$16,109
Trade accounts receivable, net	64,079	58,941
Inventories, net	160,331	151,951
Other current assets	19,900	19,914
Total current assets	260,424	246,915

Property, plant and equipment, net	70,015	69,576
Right-of-use assets operating lease assets	15,613	17,250
Goodwill	2,833	2,892
Intangible assets, net	12,657	13,361
Deferred income taxes	27,248	2,812
Other noncurrent assets	2,229	2,756
Total assets	$391,019	$355,562

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,000	$3,000
Current maturities of right-of-use operating lease obligations	3,661	3,393
Accounts payable	36,534	38,745
Accrued liabilities	81,132	80,655
Total current liabilities	124,327	125,793

Long-term debt	42,068	28,446
Right-of-use lease obligations	12,442	14,357
Accrued retirement benefits	11,602	11,832
Deferred income taxes	5,427	4,320
Other long-term liabilities	8,627	6,423
Total liabilities	204,493	191,171

Twin Disc, Incorporated shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	38,886	42,269
Retained earnings	148,875	125,414
Accumulated other comprehensive income (loss)	1,140	3,730
	188,901	171,413
Less treasury stock, at cost (209,975 and 482,181 shares, respectively)	3,237	7,402
Total Twin Disc, Incorporated shareholders' equity	185,664	164,011
Noncontrolling interest	862	380
Total equity	186,526	164,391
Total liabilities and equity	$391,019	$355,562

The notes to condensed consolidated financial statements are an integral part of these statements.

 TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net sales	$96,694	$81,242	$266,870	$244,060
Cost of goods sold	69,563	59,536	194,438	179,773
Cost of goods sold - other	-	-	-	1,579
Gross profit	27,131	21,706	72,432	62,708
Marketing, engineering and administrative expenses	21,255	19,759	62,607	58,166
Other operating (income) expense	54	-	(320)	-
Income (loss) from operations	5,822	1,947	10,145	4,542
Other income (expense):
Interest expense	(790)	(660)	(2,363)	(1,791)
Other income (expense), net	363	(1,567)	(1,118)	(2,525)
	(427)	(2,227)	(3,481)	(4,316)
Income (loss) before income taxes and noncontrolling interest	5,395	(280)	6,664	226
Income tax benefit (expense)	(1,839)	(1,142)	18,958	(3,320)
Net income (loss)	3,556	(1,422)	25,622	(3,094)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	231	50	444	223
Net income (loss) attributable to Twin Disc, Incorporated	$3,325	$(1,472)	$25,178	$(3,317)

Dividends per share	$0.04	$0.04	$0.12	$0.12

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.23	$(0.11)	$1.79	$(0.24)
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.23	$(0.11)	$1.76	$(0.24)
Weighted average shares outstanding data:
Basic shares outstanding	14,198	13,895	14,095	13,841
Diluted shares outstanding	14,416	13,895	14,313	13,841

Comprehensive income (loss)
Net income (loss)	$3,556	$(1,422)	$25,622	$(3,094)
Benefit plan adjustments, net of income taxes of $146, $5, $146, and $3, respectively	477	201	1,749	(1,246)
Foreign currency translation adjustment	(3,160)	4,152	(4,562)	74
Unrealized gain (loss) on hedges, net of income taxes of ($90), $0, ($83) and $0, respectively	294	(653)	261	(360)
Comprehensive income (loss)	1,167	2,278	23,070	(4,626)
Less: Comprehensive income (loss) attributable to noncontrolling interest	211	82	482	340
Comprehensive income (loss) attributable to Twin Disc, Incorporated	$956	$2,196	$22,588	$(4,966)

The notes to condensed consolidated financial statements are an integral part of these statements.

 TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Three Quarters Ended
	March 27, 2026	March 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$25,622	$(3,094)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	10,225	10,194
Gain on sale of assets	(200)	(72)
Loss on write-down of industrial product inventory	-	1,579
Provision for deferred income taxes	(23,107)	(790)
Stock compensation expense and other non-cash changes, net	2,673	3,124
Net change in operating assets and liabilities	(12,876)	(3,410)
Net cash provided (used) by operating activities	2,337	7,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(10,306)	(7,452)
Acquisition of Kobelt, less cash acquired	-	(16,346)
Proceeds from sale of property, plant, and equipment	228	102
Other, net	(82)	(274)
Net cash provided (used) by investing activities	(10,160)	(23,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt agreement	-	6,500
Borrowings under revolving loan arrangements	91,397	95,727
Repayments of revolving loan arrangements	(75,847)	(86,434)
Repayments of long-term borrowings	(1,500)	(1,000)
Dividends paid to shareholders	(1,717)	(1,702)
Payments of finance lease obligations	(1,008)	(1,646)
Cash used in net share settlement of restricted stock units	(11)	-
Payments of withholding taxes on stock compensation	(1,675)	(1,256)
Net cash provided (used) by financing activities	9,639	10,189
Effect of exchange rate changes on cash	(1,811)	2,425
Net change in cash	5	(3,825)

Cash:
Beginning of period	16,109	20,070
End of period	$16,114	$16,245

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

B.	Contract Assets and Contract Liabilitites

The Company reported the following contract assets and liabilities, which are presented within trade accounts receivable, net, other current assets, and accrued liabilities on the condensed consolidated balance sheets. Deferred revenue represents billings in excess of cost based on milestone billings in the contract.

	Contract Assets			Contract Liabilities
	Costs in Excess of Billings, Net	Trade Accounts Receivable, Net	Total Contract Assets	Customer Deposits	Deferred Revenue	Total Contract Liabilities
June 30, 2024	$5,216	$52,207	$57,423	$26,540	$2,025	$28,565
June 30, 2025	6,988	58,941	65,929	13,538	29,664	43,202
March 27, 2026	$5,505	$64,079	$69,584	$15,747	$32,948	$48,695

The Company’s contracts are generally short term in nature, and therefore, the amount included in contract liabilities at each quarter is generally recognized as revenue within the next year.

C.	Inventories, Net

The major classes of inventories were as follows:

	March 27, 2026	June 30, 2025
Inventories:
Finished parts	$72,365	$67,037
Work in process	36,582	27,229
Raw materials	51,384	57,685
	$160,331	$151,951

D.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve as of March 27, 2026 and June 30, 2025:

	March 27, 2026	June 30, 2025
Reserve balance, beginning of period	$5,257	$4,220
Current period expense and adjustments	3,288	5,499
Payments or credits to customers	(3,858)	(4,676)
Translation	4	214
Reserve balance, end of period	$4,692	$5,257

The current portion of the warranty accrual ($3,763 and $4,174 as of March 27, 2026 and June 30, 2025, respectively) is reflected in accrued liabilities, while the long-term portion ($929 and $1,083 as of March 27, 2026 and June 30, 2025, respectively) is included in other long-term liabilities on the condensed consolidated balance sheets.

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

The following table presents the selected financial information with respect to the Company’s reportable segments as of the quarter ended March 27, 2026:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$83,528	$32,644	$-	$(19,478)	$96,694
Intra-segment sales	(2,015)	(4,982)	-	6,997	-
Inter-segment sales	(11,441)	(1,040)	-	12,481	-
Total consolidated net sales	70,072	26,622	-	-	96,694

Cost of goods sold:
Cost of goods sold	64,623	24,238	-	19,298	69,563
Intra-segment cost of goods sold	(2,015)	(4,982)	-	(6,997)	-
Inter-segment cost of goods sold	(11,441)	(1,040)	-	(12,481)	-
Total consoldiated cost of goods sold	51,167	18,216	-	(180)	69,563

Gross profit	18,905	8,406	-	(180)	27,131

Marketing, engineering and administrative expenses	11,317	3,619	6,319	-	21,255
Other operating income	54	-	-	-	54
Operating income (loss)	7,534	4,787	(6,319)	(180)	5,822

Other income (expense):
Interest income	389	133	488	(1,013)	(3)
Interest expense	(1,784)	(2)	(17)	1,013	(790)
Other income (expense)	(2,101)	(1,094)	3,587	(26)	366
Total consolidated other income (expense)	(3,496)	(963)	4,058	(26)	(427)

Pretax earnings (loss)	4,038	3,824	(2,261)	(206)	5,395

Income tax benefit (expense)	(164)	(946)	(3,136)	2,407	(1,839)
Net income (loss)	3,874	2,878	(5,397)	2,201	3,556

Minority interest	-	231	-	-	231
Net income (loss) attributable to Twin Disc, Incorporated	$3,874	$2,647	$(5,397)	$2,201	$3,325

Depreciation and amortization	$2,896	$102	$427	$-	$3,425
Expenditures for segment assets	2,116	488	2,566	-	5,170

The following table presents the selected financial information with respect to the Company’s reportable segments as of the quarter ended March 28, 2025:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$72,484	$30,138	$-	$(21,380)	$81,242
Intra-segment sales	(1,970)	(5,200)	-	7,170	-
Inter-segment sales	(13,246)	(964)	-	14,210	-
Total consolidated net sales	57,268	23,974	-	-	81,242

Cost of goods sold:
Cost of goods sold	57,283	23,768	-	$21,515	59,536
Intra-segment cost of goods sold	(1,970)	(5,200)	-	(7,170)	-
Inter-segment cost of goods sold	(13,246)	(964)	-	(14,210)	-
Total consolidated cost of goods sold	42,067	17,604	-	135	59,536

Gross profit	15,201	6,370	-	135	21,706

Marketing, engineering and administrative expenses	9,863	3,456	6,440	-	19,759
Operating income (loss)	5,338	2,914	(6,440)	135	1,947

Other income (expense):
Interest income	255	141	390	(775)	11
Interest expense	(1,422)	(2)	(11)	775	(660)
Other income (expense)	(2,189)	(285)	918	(22)	(1,578)
Total consolidated other income (expense)	(3,356)	(146)	1,297	(22)	(2,227)

Pretax earnings (loss)	1,982	2,768	(5,143)	113	(280)

Income tax benefit (expense)	(705)	(685)	-	248	(1,142)
Net income (loss)	1,277	2,083	(5,143)	361	(1,422)

Minority interest	-	50	-	-	50
Net income (loss) attributable to Twin Disc, Incorporated	$1,277	$2,033	$(5,143)	$361	$(1,472)

Depreciation and amortization	$3,256	$83	$320	$-	$3,659
Expenditures for segment assets	1,600	209	500	-	2,309

The following table presents the selected financial information with respect to the Company’s reportable segments as of the three quarters ended March 27, 2026:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$239,670	$79,781	$-	$(52,581)	$266,870
Intra-segment sales	(6,285)	(12,277)	-	18,562	-
Inter-segment sales	(31,375)	(2,644)	-	34,019	-
Total consolidated net sales	202,010	64,860	-	-	266,870

Cost of goods sold:
Cost of goods sold	185,390	62,367	-	53,319	194,438
Intra-segment cost of goods sold	(6,285)	(12,277)	-	(18,562)	-
Inter-segment cost of goods sold	(31,375)	(2,644)	-	(34,019)	-
Total consolidated cost of goods sold	147,730	47,446	-	738	194,438

Gross profit	54,280	17,414	-	738	72,432

Marketing, engineering and administrative expenses	32,989	11,031	18,587	-	62,607
Other operating income	54	-	(374)	-	(320)
Operating income (loss)	21,237	6,383	(18,213)	738	10,145

Other income (expense):
Interest income	1,156	399	1,458	(2,991)	22
Interest expense	(5,277)	(7)	(70)	2,991	(2,363)
Other income (expense)	(9,210)	(3,353)	11,499	(76)	(1,140)
Total consolidated other income (expense)	(13,331)	(2,961)	12,887	(76)	(3,481)

Pretax earnings (loss)	7,906	3,422	(5,326)	662	6,664

Income tax benefit (expense)	(12,394)	(1,551)	33,496	(593)	18,958
Net income (loss)	(4,488)	1,871	28,170	69	25,622

Minority interest	-	444	-	-	444
Net income (loss) attributable to Twin Disc, Incorporated	$(4,488)	$1,427	$28,170	$69	$25,178

Total consolidated assets	$506,291	$66,209	$(173,776)	$(7,705)	$391,019

Depreciation and amortization	$8,908	$292	$1,025	$-	$10,225
Expenditures for segment assets	7,784	682	1,840	-	10,306

The following table presents the selected financial information with respect to the Company’s reportable segments as of the three quarters ended March 28, 2025:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$212,265	$95,448	$-	$(63,653)	$244,060
Intra-segment sales	(5,172)	(16,164)	-	21,336	-
Inter-segment sales	(39,102)	(3,215)	-	42,317	-
Total consolidated net sales	167,991	76,069	-	-	244,060

Cost of goods sold:
Cost of goods sold	170,550	74,756	-	$63,954	181,352
Intra-segment cost of goods sold	(5,171)	(16,164)	-	(21,335)	-
Inter-segment cost of goods sold	(39,102)	(3,215)	-	(42,317)	-
Total consolidated cost of goods sold	126,277	55,377	-	302	181,352

Gross profit	41,714	20,692	-	302	62,708

Marketing, engineering and administrative expenses	28,372	11,118	18,676	-	58,166
Operating income (loss)	13,342	9,574	(18,676)	302	4,542

Other income (expense):
Interest income	676	410	1,182	(2,198)	70
Interest expense	(2,932)	(988)	(69)	2,198	(1,791)
Other income (expense)	(2,554)	(2,802)	2,831	(70)	(2,595)
Total consolidated other income (expense)	(4,810)	(3,380)	3,944	(70)	(4,316)

Pretax earnings (loss)	8,532	6,194	(14,732)	232	226

Income tax benefit (expense)	(1,959)	(2,054)	227	466	(3,320)
Net income (loss)	6,573	4,140	(14,505)	698	(3,094)

Minority interest	-	223	-	-	223
Net income (loss) attributable to Twin Disc, Incorporated	$6,573	$3,917	$(14,505)	$698	$(3,317)

Total consolidated assets	$495,226	$40,854	$(195,317)	$(7,881)	$332,882

Depreciation and amortization	$9,000	$265	$929	$-	$10,194
Expenditures for segment assets	5,659	800	993	-	7,452

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended March 27, 2026 and March 28, 2025.

Net sales by product group for the quarter ended March 27, 2026 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$11,355	$856	$(996)	$11,215
Land-based transmissions	20,027	4,337	(2,649)	21,715
Marine and propulsion systems	52,146	22,489	(15,488)	59,147
Other	-	4,962	(345)	4,617
Total	$83,528	$32,644	$(19,478)	$96,694

Net sales by product group for the quarter ended March 28, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$9,679	$1,400	$(1,345)	$9,734
Land-based transmissions	17,220	3,878	(3,322)	17,776
Marine and propulsion systems	45,536	20,176	(16,414)	49,298
Other	49	4,684	(299)	4,434
Total	$72,484	$30,138	$(21,380)	$81,242

Net sales by product group for the three quarters ended March 27, 2026 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$33,313	$2,951	$(3,131)	$33,133
Land-based transmissions	55,618	9,705	(8,586)	56,737
Marine and propulsion systems	150,739	52,845	(39,505)	164,079
Other	-	14,280	(1,359)	12,921
Total	$239,670	$79,781	$(52,581)	$266,870

Net sales by product group for the three quarters ended March 28, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$27,810	$3,506	$(2,951)	$28,365
Land-based transmissions	53,967	9,541	(9,438)	54,070
Marine and propulsion systems	130,443	69,485	(50,503)	149,425
Other	45	12,916	(761)	12,200
Total	$212,265	$95,448	$(63,653)	$244,060

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

In the first quarter of fiscal 2025, the Company adopted the Twin Disc, Incorporated Amended and Restated 2021 Omnibus Incentive Plan (the “Omnibus Plan”), which was subsequently approved by the Company’s shareholders.  The Omnibus Plan amended and restated the Twin Disc, Incorporated 2021 Long-Term Incentive Plan (the “2021 LTI Plan”), and effectively replaced the Twin Disc, Incorporated 2020 Stock Incentive Plan for Non-Employee Directors (the “2020 Directors' Plan”).  Benefits under the Omnibus Plan may be granted, awarded or paid in any one or a combination of stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled restricted stock units, performance stock awards, performance stock unit awards, performance unit awards, and dividend equivalent awards.  The Omnibus Plan is designed to benefit key employees (including officers) of the Company and its subsidiaries, as well as non-employee directors and consultants of the Company.

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

Performance Stock Awards (“PSA”)

During the first three quarters of fiscal 2026 and 2025, the Company granted a target number of 166.5 and 116.1 PSAs, respectively, to various employees and consultants of the Company, including executive officers.

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

There were 396.4 and 350.0 unvested PSAs outstanding at March 27, 2026 and March 28, 2025, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $369 and $376 was recognized for the quarters ended March 27, 2026 and March 28, 2025, respectively, related to PSAs. Compensation expense of $1,202 and $1,411 was recognized for the three quarters ended March 27, 2026 and March 28, 2025, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at March 27, 2026 was $11.12. At March 27, 2026, the Company had $1,912 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2026 and 2025 awards. The total fair value of PSAs vested as of March 27, 2026 and March 28, 2025 was $0.

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

There were 8.0 and 10.5 unvested PSUAs outstanding at March 27, 2026 and March 28, 2025, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $8 and $11 was recognized for the quarters ended March 27, 2026 and March 28, 2025, respectively, related to PSUAs. Compensation expense of $25 and $33 was recognized for the three quarters ended March 27, 2026 and March 28, 2025, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at March 27, 2026 was $12.15. At March 27, 2026, the Company had $8 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2024 awards. The total fair value of PSUAs vested as of March 27, 2026 and March 28, 2025 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first three quarters of fiscal 2026 and 2025, the Company granted 148.4 and 45.8 service based restricted shares, respectively, to employees and non-employee directors and consultants. There were 224.3 and 251.3 unvested shares outstanding at March 27, 2026 and March 28, 2025, respectively. A total of 2.1 and 0 shares of restricted stock were forfeited during the three quarters ended March 27, 2026 and March 28, 2025, respectively. Compensation expense of $298 and $321 was recognized for the quarters ended March 27, 2026 and March 28, 2025, respectively. Compensation expense of $900 and $949 was recognized for the three quarters ended March 27, 2026 and March 28, 2025, respectively. The total fair value of restricted stock grants vested as of March 27, 2026 and March 28, 2025 was $1,849 and $454, respectively. As of March 27, 2026, the Company had $1,194 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. During the first three quarters of fiscal 2026 and 2025, the Company granted 0 and 77.4 of employment based RSUs, respectively. There were 79.2 and 156.9 unvested RSUs outstanding at March 27, 2026 and March 28, 2025, respectively. Compensation expense of $85 and $135 was recognized for the quarters ended March 27, 2026 and March 28, 2025, respectively. Compensation expense of 341 and $327 was recognized for the three quarters ended March 27, 2026 and March 28, 2025, respectively. The total fair value of restricted stock units vested as of March 27, 2026 and March 28, 2025 was $33 and $701, respectively. The weighted average grant date fair value of the unvested awards at March 27, 2026 was $12.84. As of March 27, 2026, the Company had $435 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

H.	Pension and Other Postretirement Benefit Plans

The Company has non-contributory, qualified defined benefit plans covering substantially all domestic employees hired prior to October 1, 2003 and certain foreign employees. Additionally, the Company provides healthcare and life insurance benefits for certain domestic retirees.

The components of the net periodic benefit cost for the defined benefit pension plans and the other postretirement benefit plan are as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Pension Benefits:
Service cost	$89	$79	$269	$243
Prior Service cost	5	5	16	16
Interest cost	774	835	2,322	2,507
Expected return on plan assets	(751)	(825)	(2,253)	(2,477)
Amortization of transition obligation	8	9	24	29
Amortization of prior service cost (benefit)	-	6	1	19
Amortization of actuarial net loss (gain)	647	247	1,942	740
Net periodic benefit cost (gain)	$772	$356	$2,321	$1,077

Postretirement Benefits:
Service cost	$1	$2	$4	$5
Interest cost	35	41	104	124
Amortization of prior service cost (benefit)	-	-	-	-
Amortization of actuarial net loss (gain)	(13)	(65)	(40)	(196)
Net periodic benefit cost (gain)	$23	$(22)	$68	$(67)

The service cost component is included in cost of goods sold and marketing, engineering and administrative expenses. All other components of net periodic benefit cost (gain) are included in other income (expense), net.

The Company expects to contribute approximately $702 to its pension plans in fiscal 2026. As of March 27, 2026, the amount of $544 in contributions to the pension plans have been made.

The Company has reclassified $477 (net of $146 in taxes) of benefit plan adjustments from accumulated other comprehensive income (loss) during the quarter ended March 27, 2026, and $201 (net of $5 in taxes) of benefit plan adjustments from accumulated other comprehensive income (loss) during the quarter ended March 28, 2025. These reclassifications are included in the computation of net periodic benefit cost (gain). The Company has reclassified $1,749 (net of $146 in taxes) of benefit plan adjustments from accumulated other comprehensive income (loss) during the three quarters ended March 27, 2026, and ($1,246) (net of $3 in taxes) of benefit plan adjustments from accumulated other comprehensive income (loss) during the three quarters ended March 28, 2025. These reclassifications are included in the computation of net periodic benefit cost (gain).

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

The Company has evaluated the realizability of deferred tax assets and concluded that the U.S. and state valuation allowance is no longer required and was released December 26, 2025. The Company is expected to be in a cumulative three year income position at the end of the year, and expects to be profitable in future periods. This release relates to both projections of future income and a significant tax planning action for the current year which constitutes a significant unusual or infrequently occurring tax only item, the tax effects of which have been excluded from the estimated AETR as per ASC 740-270. The Company recognized $22.8 million of the related $23.9 million domestic valuation allowance release tax benefit as a discrete item during the second quarter of the current fiscal year.

The Company continues to maintain a valuation allowance in an immaterial foreign jurisdiction, due to continued losses and uncertain future earnings. Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Therefore, per ASC guidance, the immaterial foreign jurisdiction was removed from the annualized effective rate calculation. Because of the foreign valuation allowance, the entity may only recognize tax expense / benefit recorded for ASC 740-10 adjustments.

	For the Quarter-Ended		For the Three Quarters Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Foreign earnings (loss), before income taxes of $1,734, $1,140, $3,756, and $3,546, respectively	$7,049	$5,054	$13,960	$14,154
Domestic earnings (loss), before income taxes of $105, $1, ($22,714) and ($226), respectively	(1,654)	(5,334)	(7,296)	(13,928)
Income (loss) before income taxes and noncontrolling interest	$5,395	$(280)	$6,664	$226

Income tax benefit (expense)	$(1,839)	$(1,142)	$18,958	$(3,320)
Effective income tax rate	34.1%	-407.9%	-284.5%	1469.0%

J.	Goodwill and Intangible Assets, Net

Goodwill represents the excess of the consideration transferred net of the acquisition-date fair values of the identifiable assets acquired and the liabilities assumed.

As of March 27, 2026, changes in the carrying amount of goodwill are summarized as follows:

Net Book Value Rollforward
Balance at June 30, 2025	$2,892
Translation adjustment	(59)
Balance at March 27, 2026	$2,833

As of March 27, 2026, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other	Total
Balance at June 30, 2025	$43,403	$(30,042)	$13,361	$7,195	$1,834	$2,036	$2,296	$13,361
Addition	1,625	-	1,625	-	-	-	1,625	1,625
Amortization	-	(2,114)	(2,114)	(982)	(146)	(229)	(757)	(2,114)
Translation adjustment	(631)	416	(215)	(126)	(24)	(33)	(32)	(215)
Balance at March 27, 2026	$44,397	$(31,740)	$12,657	$6,087	$1,664	$1,774	$3,132	$12,657

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $765 and $915 for the quarters ended March 27, 2026, and March 28, 2025, respectively. Intangible amortization expense was $2,114 and $2,721 for the three quarters ended March 27, 2026, and March 28, 2025, respectively. Estimated intangible amortization expense for the remainder of fiscal 2026 and each of the next five fiscal years and thereafter is as follows:

Fiscal Year
2026	887
2027	2,808
2028	2,599
2029	2,137
2030	919
2031	678
Thereafter	2,629
$12,657

K.	Long-term Debt

Long-term debt at March 27, 2026 and June 30, 2025 consisted of the following:

	March 27, 2026	June 30, 2025
Credit Agreement Debt
Revolving loans (expire April 2027)	$33,043	$17,921
Term loan (due April 2027)	12,000	13,500
Other	24	25
Subtotal	45,068	31,446
Less: current maturities	(3,000)	(3,000)
Total long-term debt	$42,068	$28,446

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

The Company's credit agreement with its lender is scheduled to expire on April 1, 2027.  If the Company is unable to refinance or negotiate an extension of the maturity date, this could present an operating risk.

The Company remains in compliance with its liquidity and other covenants.

As of March 27, 2026, current maturities include $3,000 of term loan payments due within the coming year.

Other: During the quarter ended March 27, 2026, the average interest rate was 6.41% on the Term Loan, and 5.34% on the Revolving Loans.

As of March 27, 2026, the Company’s borrowing capacity on the Revolving Loans under the terms of the Credit Agreement was $42,912, and the Company had approximately $9,797 available borrowings. In addition to the Credit Agreement, the Company has established unsecured lines of credit that are used from time to time to secure certain performance obligations by the Company.

The Company’s borrowings described above approximate fair value at March 27, 2026 and June 30, 2025. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company’s interest rate swap matured on March 4, 2026, and was not renewed. The Company had no interest rate swaps designated as cash flow hedges outstanding at March 27, 2026. The maturity did not have a material impact on our condensed consolidated financial statements.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of March 27, 2026 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended March 27, 2026 and March 28, 2025.

The following is a reconciliation of the Company’s equity balances for the first three fiscal quarters of 2026 and 2025:

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2025	42,269	125,414	3,730	(7,402)	380	$164,391
Net income (loss)		(518)			106	(412)
Dividends paid to shareholders		(566)				(566)
Translation adjustments			(2,516)		85	(2,431)
Benefit plan adjustments, net of tax			632			632
Unrealized gain (loss) on hedges, net of tax			98			98
Compensation expense	862					862
Stock awards, net	(5,318)			3,632		(1,686)
Balance, September 26, 2025	37,813	124,330	1,944	(3,770)	571	160,888
Net income (loss)		22,371			107	$22,478
Dividends paid to shareholders		(571)				(571)
Translation adjustments			1,056		(27)	1,029
Benefit plan adjustments, net of tax			640			640
Unrealized gain (loss) on hedges, net of tax			(131)			(131)
Compensation expense	846					846
Stock awards, net	(520)			520		0
Balance, December 26, 2025	38,139	146,130	3,509	(3,250)	651	185,179
Net income (loss)		3,325			231	3,556
Dividends paid to shareholders		(580)				(580)
Translation adjustments			(3,140)		(20)	(3,160)
Benefit plan adjustments, net of tax			477			477
Unrealized gain (loss) on hedges, net of tax			294			294
Compensation expense	760					760
Stock awards, net	(13)			13		0
Balance, March 27, 2026	$38,886	$148,875	$1,140	$(3,237)	$862	$186,526

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance, June 30, 2024	41,798	129,592	(6,905)	(9,783)	352	$155,054
Net income (loss)		(2,765)			(7)	(2,772)
Dividends paid to shareholders		(570)				(570)
Translation adjustments			7,148		143	7,291
Benefit plan adjustments, net of tax			221			221
Unrealized gain (loss) on hedges, net of tax			(853)			(853)
Compensation expense	1,024					1,024
Stock awards, net	(2,920)			1,671		(1,249)
Balance, September 27, 2024	39,902	126,257	(389)	(8,112)	488	158,146
Net income (loss)		919			180	1,099
Dividends paid to shareholders		(566)				(566)
Translation adjustments			(11,311)		(58)	(11,369)
Benefit plan adjustments, net of tax			(1,668)			(1,668)
Unrealized gain (loss) on hedges, net of tax			1,146			1,146
Compensation expense	853					853
Stock awards, net	(644)			637		(7)
Balance, December 27, 2024	$40,111	$126,610	$(12,222)	$(7,475)	$610	$147,634
Net income (loss)		(1,472)			50	(1,422)
Dividends paid to shareholders		(566)				(566)
Translation adjustments			4,120		32	4,152
Benefit plan adjustments, net of tax			201			201
Unrealized gain (loss) on cash flow hedge, net of tax			(653)			(653)
Compensation expense	843					843
Stock awards, net	(27)			27		-
Balance, March 28, 2025	$40,927	$124,572	$(8,554)	$(7,448)	$692	$150,189

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three quarters ended March 27, 2026 and March 28, 2025 are as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2025	$15,036	$(11,461)	$284	$(129)
Translation adjustment during the quarter	(2,516)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)		632	(31)	129
Net current period other comprehensive income (loss)	(2,516)	632	(31)	129
Balance, September 26, 2025	12,520	(10,829)	253	-
Translation adjustment during the quarter	1,056	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	640	(28)	(103)
Net current period other comprehensive income (loss)	1,056	640	(28)	(103)
Balance, December 26, 2025	13,576	(10,189)	225	(103)
Translation adjustment during the quarter	(3,140)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	477	(12)	306
Net current period other comprehensive income (loss)	(3,140)	477	(12)	306
Balance, March 27, 2026	$10,436	$(9,712)	$213	$203

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2024	$(849)	$(8,062)	$504	$1,502
Translation adjustment during the quarter	7,148	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	221	(169)	(684)
Net current period other comprehensive (loss) income	7,148	221	(169)	(684)
Balance, September 27, 2024	6,299	(7,841)	335	818
Translation adjustment during the quarter	(11,311)	-	-	-
Return on plan assets	-	(1,808)	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	140	24	1,122
Net current period other comprehensive income (loss)	(11,311)	(1,668)	24	1,122
Balance, December 27, 2024	(5,012)	(9,509)	359	1,940
Translation adjustment during the quarter	4,120		-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	201	(45)	(608)
Net current period other comprehensive income (loss)	4,120	201	(45)	(608)
Balance, March 28, 2025	$(892)	$(9,308)	$314	$1,332

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 27, 2026 are as follows:

	Quarter Ended		Three Quarters Ended
	March 27, 2026		March 27, 2026
Changes in benefit plan items
Actuarial losses	$615	(a)	$1,870	(a)
Transition asset and prior service cost (benefit)	8	(a)	25	(a)
Total amortization	623		1,895
Income taxes	(146)		(146)
Total reclassification, net of tax	$477		$1,749

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended March 28, 2025 is as follows:

	Quarter Ended		Three Quarters Ended
	March 28, 2025		March 28, 2025
Changes in benefit plan items
Actuarial losses (gains)	$191	(a)	$517 (a)
Transition asset and prior service cost (benefit)	15	(a)	48 (a)
Return of plan assets	-		(1,808)
Total amortization	206		(1,243)
Income taxes	(5)		(3)
Total reclassification, net of tax	$201		$(1,246)

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

The components of basic and diluted EPS were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Basic:
Net income (loss)	$3,556	$(1,422)	$25,622	$(3,094)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	231	50	444	223
Net income (loss) attributable to Twin Disc, Incorporated	3,325	(1,472)	25,178	(3,317)

Weighted average shares outstanding - basic	14,198	13,895	14,095	13,841

Basic earnings (loss) per share:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.23	$(0.11)	$1.79	$(0.24)

Diluted:
Net income (loss)	$3,556	$(1,422)	$25,622	$(3,094)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	231	50	444	223
Net income (loss) attributable to Twin Disc, Incorporated	3,325	(1,472)	25,178	(3,317)

Weighted average shares outstanding - basic	14,198	13,895	14,095	13,841
Effect of dilutive stock awards	218	-	218	-
Weighted average shares outstanding - diluted	14,416	13,895	14,313	13,841

Diluted earnings (loss) per share:
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.23	$(0.11)	$1.76	$(0.24)

The following potential common shares were excluded from diluted EPS for the quarter and three quarters ended March 28, 2025 as the Company reported a net loss: 350.0 related to the Company’s unvested PSAs, 10.5 related to the Company’s unvested PSUAs, 251.3 related to the Company’s unvested RS awards, and 156.9 related to the Company’s unvested RSUs.

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheets.

	Condensed Consolidated Balance Sheets Location	March 27, 2026	June 30, 2025
Lease Assets
Right-of-use operating lease assets	Right-of-use operating lease assets	$15,613	$17,250
Right-of-use finance lease assets	Property, plant and equipment, net	5,250	5,794

Lease Liabilities
Right-of-use operating lease liabilities, current	Current maturities of right-of-use operating lease obligations	$3,661	$3,393
Right-of-use operating lease liabilities, non-current	Right-of-use lease obligations	12,442	14,357
Right-of-use finance lease liabilities, current	Accrued liabilities	1,101	1,014
Right-of-use finance lease liabilities, non-current	Other long-term liabilities	4,697	5,212

The components of lease expense were as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2026	March 28,2025	March 27, 2026	March 28,2025
Finance lease cost:
Amortization of right-of-use assets	$306	$243	$907	$711
Interest on lease liabilities	100	99	307	288
Operating lease cost	1,157	1,002	3,430	2,944
Short-term lease cost	61	54	209	87
Variable lease cost	155	161	429	399
Total lease cost	1,779	1,559	5,282	4,429
Less: Sublease income	(19)	(35)	(81)	(76)
Net lease cost	$1,760	$1,524	$5,201	$4,353

Other information related to leases was as follows:

	For the Quarter Ended		For the Three Quarters Ended
	March 27, 2026	March 28,2025	March 27, 2026	March 28,2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,289	$1,114	$3,799	$3,132
Operating cash flows from finance leases	101	100	308	293
Financing cash flows from finance leases	317	629	1,008	1,646
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	824	1,107	1,269	2,693
Finance leases	172	35	451	1,117
Weighted average remaining lease term (years):
Operating leases			6.8	7.5
Finance lease			6.7	7.6
Weighted average discount rate:
Operating leases			8.6%	8.6%
Finance leases			6.6%	6.7%

Approximate future minimum rental commitments under non-cancellable leases as of March 27, 2026 were as follows:

	Operating Leases	Finance Leases
2026	$1,262	$370
2027	4,573	1,443
2028	3,153	1,306
2029	2,457	942
2030	1,917	648
2031	1,827	556
Thereafter	6,479	1,794
Total future lease payments	21,668	7,059
Less: Amount representing interest	(5,565)	(1,261)
Present value of future payments	$16,103	$5,798

O.	Derivative Financial Instruments

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

Interest Rate Swap Contracts

During the quarter, the Company had one interest rate swap contract that matured on March 4, 2026, with a notional amount of $6,500. It had been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax gain (loss) related to cash flow hedging activities that were included in accumulated other comprehensive income (loss) were $213 and $284 as of March 27, 2026, and June 30, 2025, respectively. The unrealized amounts in accumulated other comprehensive income (loss) will fluctuate based on changes in the fair value of open contracts during each reporting period.

Derivatives Designated as Net Investment Hedges

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note K, Long-term Debt, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax gains (loss) related to net investment hedging activities that were included in accumulated other comprehensive income (loss) were $203 and ($129) as of March 27, 2026 and June 30, 2025, respectively.

Fair Value of Derivative Instruments

The fair value of derivative instruments included in the condensed consolidated balance sheets were as follows:

	Condensed Consolidated Balance Sheet Location	March 27, 2026	June 30, 2025
Derivative designated as hedge:
Interest rate swap	Other current assets	$-	$75

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended March 27, 2026 and March 28, 2025, respectively, was as follows:

	Condensed Consolidated Statements of Operations and Comprehensive	For the Quarter Ended		For the Three Quarters Ended
	Income (Loss) Location	March 27, 2026	March 28,2025	March 27, 2026	March 28,2025
Derivative designated as hedge:
Interest rate swap	Interest expense	$39	$70	$125	$181
Interest rate swap	Unrealized gain (loss) on hedges	(12)	(45)	(71)	(190)
Net investment hedge	Unrealized gain (loss) on hedges	306	(608)	332	(170)

Item 2.	Management Discussion and Analysis

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our condensed consolidated financial statements as of March 27, 2026, and related notes, as reported in Item 1 of this Quarterly Report.

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

Results of Operations

(In thousands)
	Quarter Ended				Three Quarters Ended
	March 27, 2026	% of Net Sales	March 28,2025	% of Net Sales	March 27, 2026	% of Net Sales	March 28,2025	% of Net Sales
Net sales	$96,694		$81,242		$266,870		$244,060
Cost of goods sold	69,563		59,536		194,438		179,773
Cost of goods sold - other	-		-		-		1,579
Gross profit	27,131	28.1%	21,706	26.7%	72,432	27.1%	62,708	25.7%
Marketing, engineering and administrative expenses	21,255	22.0%	19,759	24.3%	62,607	23.5%	58,166	23.8%
Other operating income	54	0.1%	-	0.0%	(320)	-0.1%	-	0.0%
Income (loss) from operations	$5,822	6.0%	$1,947	2.4%	$10,145	3.8%	$4,542	1.9%

Comparison of the Third Quarter of Fiscal 2026 with the Third Quarter of Fiscal 2025

Net sales for the third quarter increased 19.0%, or $15.5 million, to $96.7 million from $81.2 million in the same quarter a year ago. Currency translation had a favorable impact on third quarter fiscal 2026 sales compared to the third quarter of the prior year totaling $7.5 million primarily due to the strengthening of the euro against the U.S. dollar. The remaining organic increase of $8.0 million (9.8%) reflects strength across most of the Company’s markets including commercial marine, global defense and land-based transmission. Global sales of marine and propulsion products were up 20.0% compared with the prior year, as improved commercial marine demand in Asia combined with continued strength in global demand for Veth propulsion products. Shipments of off-highway transmission products increased by 22.2%, with improved ARFF shipments in the quarter following some delays in the second fiscal quarter. Shipments of industrial products improved by 15.2% as demand for the Katsa product continues to grow, along with the favorable impact from the Kobelt acquisition. The European region saw a significant increase in revenue ($7.4 million or 21.3%) thanks primarily to strong regional demand for the Veth and Katsa products. Sales into North America increased 33.7%, or $7.3 million, driven by improved commercial marine and transmission shipments, along with the addition of Kobelt. The Asia Pacific region increased 9.0%, or $1.6 million, on improved demand for commercial marine transmissions in the region.

Sales at our manufacturing segment increased 15.5%, or $11.0 million, versus the same quarter last year. The Company’s new acquisition, Kobelt, in Canada contributed $2.2 million of incremental revenue. The U.S. manufacturing operations experienced an 8.0%, or $2.3 million, increase in sales versus the third fiscal quarter of 2025, with a recovery in shipments of ARFF products impacted by tariff driven delays in the second quarter. The Company’s operation in the Netherlands saw a slight decrease in revenue of $1.1 million (4.7%) compared to the third fiscal quarter of 2025, primarily due to timing of shipments of projects. The Company’s Belgian operation saw a decrease compared to the prior year third quarter (10.7% or $0.6 million), with weaker demand for its marine transmission products due in part to the domestic tariff structure. The Company’s Italian manufacturing operation was up $0.7 million (16.0%) compared to the third quarter of fiscal 2025, due primarily to stronger European demand for industrial and commercial marine products. The Company’s operation in Finland saw revenue increase 86.2% ($6.1 million), with strong demand for defense related products in the region. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $1.3 million (94.0%) compared to the prior year third quarter.

Our distribution segment experienced an increase in sales of $2.5 million (8.3%) in the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. The Company’s Asian distribution operations in Singapore, China and Japan were up 22.2% or $2.7 million from the prior year on improved demand for commercial marine transmissions and oil and gas transmissions for China. The Company’s North America distribution operation saw a decrease ($0.3 million or 6.0%), negatively impacted by the existing tariff structure and related impact on goods coming from European manufacturing operations. The Company’s European distribution operation saw a decline ($1.0 million or 16.4%) on weaker shipments of commercial marine projects. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in revenue of 16.7% from the prior year third fiscal quarter, primarily due to improved pleasure craft demand.

Gross profit as a percentage of sales for the third quarter of fiscal 2026 improved to 28.1%, compared to 26.7% for the same period last year. The current quarter was impacted by a positive volume impact and the positive impact of cost initiatives, offsetting a less favorable product mix and the impact of margin dilution resulting from the invoicing of tariffs..

For the fiscal 2026 third quarter, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 21.7%, compared to 24.0% for the fiscal 2025 third quarter. ME&A expenses increased $1.5 million (7.6%) over the same period last fiscal year. The increase in ME&A spending for the quarter was comprised of the addition of Kobelt ($0.3 million) and a foreign currency impact ($1.0 million), along with a general inflationary impact offset by cost savings initiatives.

Interest expense was up $0.1 million to $0.8 million in the third quarter of fiscal 2026, with a higher average outstanding revolver balance following the Katsa and Kobelt acquisitions.

Other expense (benefit) of $(0.3) million for the third fiscal quarter was primarily attributable to a currency gain ($1.0 million), partially offset by pension amortization expense ($0.7 million).

The fiscal 2026 third quarter effective tax rate was 34.1% compared to (407.9%) in the prior fiscal year third quarter. The full domestic valuation allowance in place during fiscal 2025 is the primary cause of the prior year rate. The current year rate was primarily impacted by the mix of foreign earnings by jurisdiction.

Comparison of the First Nine Months of Fiscal 2026 with the First Nine Months of Fiscal 2025

Net sales for the first nine months increased 9.3%, or $22.8 million, to $266.9 million from $244.1 million in the same period a year ago. The acquisition of Kobelt, completed in the third quarter of fiscal 2025, contributed $8.7 million of additional revenue in the first nine months. Currency translation had a favorable impact of $14.9 million on revenue for the first nine months of fiscal 2026 sales compared to the same period of the prior year due to the strengthening of the euro against the U.S. dollar. The remaining decrease of $0.8 million reflects continued growth in demand for the company’s Veth propulsion systems, offset by weakness in global demand for commercial marine products through the first half of the fiscal year. Global sales of marine and propulsion products improved 10.8% from the prior year, driven by strong demand for the Veth product and a third quarter recovery in commercial marine demand. Shipments of industrial products improved by 16.8%, driven by the addition of Katsa and Kobelt. Shipments of off-highway transmission products improved by 4.9%, with recovery in ARFF shipments that were delayed in the previous quarter. The European region saw a significant increase in revenue ($12.5 million or 12.4%) thanks primarily to growing demand for the Veth and Katsa products in the region. Sales into North America increased 29.1%, or $18.2 million, on improved industrial and commercial marine shipments in the second and third quarters. The Asia Pacific region decreased 10.70%, or $5.8 million, on weaker demand for commercial marine and oil and gas transmissions in the region during the first half of the fiscal year.

Sales at our manufacturing segment increased 12.9%, versus the same period last year. The Company’s new acquisition, Kobelt, in Canada contributed $8.5 million of incremental revenue. The U.S. manufacturing operations experienced a 1.5%, or $1.3 million, decline in sales versus the first nine months of fiscal 2025, with tariff concerns creating a drag on shipments. The Company’s operation in the Netherlands saw increased revenue of $7.4 million (11.5%) compared to the first nine months of fiscal 2025, which includes a favorable currency impact, as this operation continues to experience record demand for its propulsion systems and has begun to increase capacity to satisfy the growing demand. The Company’s Belgian operation saw a decrease compared to the prior year first nine months (14.4% or $2.3 million), with weaker US demand for its marine transmission products, impacted by tariffs. The Company’s Italian manufacturing operation was up $3.9 million (33.6%) compared to the first nine months of fiscal 2025, due primarily to stronger European demand for industrial and commercial marine products. The Company’s operation in Finland saw revenue increase 34.1% ($9.0 million), with improving demand for defense related products in the region. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, was up $2.3 million (51.9%) compared to the prior year first nine months.

Our distribution segment experienced a decrease in sales of $15.7 million (16.4%) in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. The Company’s Asian distribution operations in Singapore, China and Japan were down 15.6% or $6.3 million from the prior year on weaker commercial marine activity in the region, along with reduced demand for oilfield transmissions into China. The Company’s North America distribution operation saw a decrease ($4.4 million or 27.1%) on softening in North American demand for European manufactured product, impacted by the current tariff structure. The Company’s European distribution operation saw a decrease ($5.4 million or 30.4%) on soft demand for commercial marine projects in the region. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw an increase in revenue of 1.9% from the prior year first nine months, primarily due to improving pleasure craft demand along with a favorable currency impact.

Gross profit as a percentage of sales for the first nine months of fiscal 2026 improved to 27.1%, compared to 25.7% for the same period last year. The prior year includes the impact of a non-cash inventory write-down of $1.6 million. This write-down reflected the results of a product rationalization exercise of the Company’s industrial product line following the acquisition of Katsa. Excluding this adjustment, the fiscal 2025 gross profit percentage was 26.3%. The improvement in gross profit percentage versus the prior year first nine months is attributed to the increased volume, operational execution at our Veth operation and successful margin improvement initiatives, partially offset by margin dilution resulting from the invoicing of tariff charges.

For the fiscal 2026 first nine months, marketing, engineering and administrative (“ME&A”) expenses, as a percentage of sales, were 23.3%, compared to 23.7% for the same period of fiscal 2025. ME&A expenses increased $4.5 million (7.8%) over the same period last fiscal year. The increase in ME&A spending for the first nine months was comprised of the addition of Kobelt ($1.4 million), a foreign currency translation impact ($2.0 million), and general inflationary increases partially offset by the favorable impact of savings initiatives.

Interest expense was up $0.6 million to $2.4 million in the first nine months of fiscal 2026, with a higher average outstanding revolver balance following the Katsa and Kobelt acquisitions.

Other expense of $1.2 million for the first nine months was primarily attributable to pension amortization expense ($2.1 million), partially offset by a currency gain ($0.9 million).

The fiscal 2026 first nine-month effective tax rate was (284.5%) compared to 1,469.0% in the prior fiscal year first nine months. The reversal of the full domestic valuation allowance in the current year explains the significant fluctuation in the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between March 27, 2026 and June 30, 2025

As of March 27, 2026, the Company had net working capital of $136.1 million, which represents an increase of $14.3 million, or 11.7%, from the net working capital of $121.8 million as of June 30, 2025.

Cash of $16.1 million as of March 27, 2026 was unchanged from June 30, 2025. As of March 27, 2026, the majority of the cash was at the Company’s overseas operations in Europe ($4.6 million) and Asia-Pacific ($10.6 million).

Trade receivables of $64.1 million were up $5.1 million, or 8.7%, when compared to last fiscal year-end. The impact of foreign currency translation was a reduction of $1.0 million versus June 30, 2025. As a percent of sales, trade receivables finished at 66.3% in the third quarter of fiscal 2026 compared to 70.5% for the comparable period in fiscal 2025 and 61.0% for the fourth quarter of fiscal 2025.

Inventories increased by $8.4 million, or 5.5%, versus June 30, 2025 to $160.3 million. The impact of foreign currency translation was to reduce inventory by $1.9 million versus June 30, 2025. The largest increase came at our operations in the Netherlands ($5.4 million) in support of growing backlog for the Veth product. The Singapore distribution entity experienced a $1.4 million increase primarily related to customer delays of deliveries on oilfield transmissions into China. Our operation in Finland also experienced an increase ($1.8 million or 12.8%) on strong demand for industrial products including defense applications. The global operations team is focused on driving inventory improvements as we close out the fiscal year. On a consolidated basis, as of March 27, 2026, the Company’s backlog of orders to be shipped over the next six months grew to $179.5 million, compared to $150.5 million at June 30, 2025 and $133.7 million at March 28, 2025. The increase in backlog since June 30, 2025 ($29.0 million) is largely reflective of strong market conditions for the Veth product and increasing global defense spending. As a percentage of six-month backlog, inventory has decreased from 99% at June 30, 2025 to 89% at March 28, 2025.

Net property, plant and equipment increased $0.4 million (1.4%) to $70.0 million versus $69.6 million at June 30, 2025. The Company had capital spending of $10.2 million in the first nine months. This increase was partially offset by depreciation of $8.5 million and a currency driven decrease of $0.7 million. Capital spending occurring in the first nine months was primarily related to replacement capital, along with capital to drive growth and operating efficiencies. In total, the Company expects to invest between $13 and $16 million in capital assets in fiscal 2026. The Company continues to review its capital plans based on overall market conditions and availability of capital and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of March 27, 2026 of $36.5 million was down $2.2 million, or 5.7%, from June 30, 2025. The impact of foreign currency translation was to decrease accounts payable by $0.7 million versus June 30, 2025. The remaining decrease is related to the normal timing of purchasing activity and related payments.

Total borrowings and long-term debt as of March 27, 2026 increased $13.6 million to $45.0 million versus $31.4 million at June 30, 2025. During the first nine months, the Company reported negative free cash flow of $8.0 million (defined as operating cash flow less acquisitions of fixed assets), driven by an increase to inventory and capital spending. The Company ended the quarter with total debt, net of cash, of $29.0 million, compared to $15.3 million at June 30, 2025, for a net degradation of $13.7 million.

Total equity increased $22.1 million, or 13.5%, to $186.5 million as of March 27, 2026. The net earnings during the first nine months increased equity by $25.2 million, while other decreases related to a favorable foreign currency translation of $4.6 million and dividends paid to shareholders of $1.7 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation increased equity by $0.8 million. The net remaining increase in equity of $2.4 million primarily represents the amortization of benefit plan adjustments on the Company’s defined benefit pension plans, an unrealized loss on cash flow hedges and an increase to a noncontrolling interest.

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

Other significant contractual obligations as of March 27, 2026 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of March 27, 2026, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company has long-term obligations related to its postretirement plans which are discussed in detail in Note H "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2026, the Company expects to contribute $0.5 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2026, the Company expects to contribute $0.7 million to its defined benefit pension plans.  The Company does not have any material off-balance sheet arrangements.

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

There were no securities of the Company sold by the Company during the quarter ended March 27, 2026, which were not registered under the Securities Act of 1933, in reliance upon an exemption from registration provided by Section 4 (2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

December 27, 2025 – January 30, 2026	0	NA	0	315,000

January 31 – February 27, 2026	0	NA	0	315,000

February 28 – March 27, 2026	0	NA	0	315,000

Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during the quarter ended March 27, 2026. As of March 27, 2026, 315,000 shares remain authorized for purchase.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: May 6, 2026	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer,
Treasurer and Secretary
Chief Accounting Officer