Form 10-K
period 2026-06-30
TWIN DISC INC
filed 2026-09-04
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10‑K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2026

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

Yes  ☐  No  ☑

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

Yes  ☐  No  ☑

At December 26, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non‑affiliates of the registrant was $191,865,823.

Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement and the registrant is not bound by this determination for any other purpose.

At August 10, 2026, the registrant had 14,538,916 shares of its common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which will be filed pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III.

TABLE OF CONTENTS

TWIN DISC, INC. - FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2026

PART I

Item 1. Business

Twin Disc, Incorporated (“Twin Disc” or the “Company”) was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells marine and heavy-duty off‑highway power transmission equipment. The Company has manufacturing locations in the United States, Belgium, Canada, Finland, Italy, the Netherlands, and Switzerland. In addition to these countries, it has distribution locations in Belgium, Singapore, China, Australia, New Zealand, and Japan. Products offered include: marine transmissions, azimuth drives, surface drives, propellers, and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches, controls systems, and braking systems. The Company sells its products to customers primarily in the pleasure craft, commercial, and military marine markets, as well as in the energy and natural resources, government, military, and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network. The products described above have accounted for more than 90% of revenues in each of the last three fiscal years.

On February 14, 2025, the Company completed the acquisition of 100% of the outstanding common stock of Kobelt Manufacturing Co. Ltd. (“Kobelt”).  Based in Surrey, British Columbia, Canada, Kobelt is a manufacturer of controls, propulsion, steering, and braking systems to the marine, oil and gas, and industrial markets.

Most of the Company's products are machined from cast iron, forgings, cast aluminum, and bar steel which generally are available from multiple sources and which are believed to be in adequate supply.

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

The Company's products receive direct widespread competition, including from divisions of other larger independent manufacturers. The Company also competes for business with parts manufacturing divisions of some of its major customers. The primary competitive factors for the Company’s products are design, technology, performance, price, service, and availability. The Company’s top ten customers accounted for approximately 36% and 35% of the Company's consolidated net sales during the years ended June 30, 2026 and June 30, 2025, respectively. No individual customer accounted for 10% of consolidated net sales in fiscal year 2026 and 2025.

The Company had unfilled open orders for the next six months of $178.3 million at June 30, 2026 compared to $150.5 million at June 30, 2025. Since orders are subject to cancellation and rescheduling by the customer, the six‑month order backlog is considered more representative of operating conditions than total backlog. However, as procurement and manufacturing "lead times" change, the backlog will increase or decrease, and thus it does not necessarily provide a valid indicator of the shipping rate. Cancellations are generally the result of rescheduling activity and do not represent a material change in total backlog.

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

Engineering and development costs include research and development expenses for new product development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2.9 million and $2.7 million in fiscal 2026 and 2025, respectively. Total engineering and development costs were $13.4 million and $12.2 million in fiscal 2026 and 2025, respectively.

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, is not anticipated to have a material effect on capital expenditures, earnings or the competitive position of the Company.

The number of persons employed by the Company at June 30, 2026 was 1,087 and at June 30, 2025 was 980, including the impact of the acquisition of Kobelt. The Company believes that its continued success is a direct result of its talent. As such, the Company strives to be an employer of choice in every community in which it operates. It does this by fostering a fair, respectful, inclusive and safe work environment and culture shaped by its core values of customer focus, integrity, accountability, teamwork, and innovation.

A summary of financial data by segment, geographic area, and classes of products that accounted for more than 10% of consolidated sales revenues for the years ended June 30, 2026 and 2025 appears in Note J, Business Segments and Foreign Operations, to the consolidated financial statements.

The Company’s website address is www.twindisc.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the United States Securities and Exchange Commission (“SEC”). The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers, such as the Company, that file electronically with the SEC. In addition, the Company makes available, through its website, important corporate governance materials. This information is also available from the Company upon request. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference to, this Annual Report on Form 10-K.

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

Certain of the Company’s products are directly or indirectly used in oil exploration and oil drilling and are thus dependent upon the strength of those markets and oil prices. In recent years, the Company has seen significant variations in the sales of its products that are used in oil and energy-related markets. The variability in these markets has been defined by the change in oil prices and the global demand for oil. Significant decreases in oil prices and reduced demand for oil and capital investment in the oil and energy markets adversely affect the sales of these products and the Company’s profitability. The cyclical nature of the global oil and gas market presents the ongoing possibility of a severe cutback in demand, which would create a significant adverse effect on the sales of these products and ultimately on the Company’s profitability.

Many of the Company’s product markets are cyclical in nature or are otherwise sensitive to volatile or unpredictable factors. A downturn or weakness in overall economic activity or fluctuations in those other factors could have a material adverse effect on the Company’s overall financial performance. Historically, sales of many of the products that the Company manufactures and sells have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, the Company sells its products to customers primarily in the pleasure craft, commercial, and military marine markets, as well as in the energy and natural resources, government, military, and industrial markets. The demand for the products may be impacted by the strength of the economy generally, governmental spending and appropriations, including security and defense outlays, fuel prices, interest rates, as well as many other factors. Adverse economic and other conditions may cause the Company's customers to forego or otherwise postpone purchases in favor of repairing existing equipment.

In the event of an increase in the global demand for steel, the Company could be adversely affected if it experiences shortages of raw castings and forgings used in the manufacturing of its products. With the continued advancement of certain developing economies, in particular China and India, the global demand for steel has risen significantly in recent years. The Company selects its suppliers based on a number of criteria, and the Company expects that they will be able to support its needs; however, there can be no assurance that a significant increase in demand, capacity constraints or other issues experienced by the Company’s suppliers will not result in shortages or delays in their supply of raw materials to the Company. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products and would miss product delivery dates which would adversely affect its sales, profitability and relationships with its customers.

The Company continues to face the prospect of increasing commodity costs, including steel, other raw materials and energy that could have an adverse effect on future profitability. In addition, developments in tariff regulations in the U.S. and foreign jurisdictions have resulted in uncertainty regarding international trade policies and future commodity prices, contributing to an increased risk of higher commodity costs that could have an adverse impact on the Company’s profitability, financial condition and results of operations. The Company’s profitability is dependent, in part, on commodity costs. To date, the Company has been successful with offsetting the effects of increased commodity costs through cost reduction programs and pricing actions; however, if material prices were to continue to increase at a rate that could not be recouped through product pricing or cost reductions, it could potentially have an adverse effect on the Company’s future profitability.

The Company could be affected by tariffs, trade restrictions, changes in trade policy, or retaliatory actions by foreign governments could increase its cost of sales, reduce the availability of raw materials or components, disrupt supply chains, and adversely affect demand for its products. The Company procures many raw materials and components directly or indirectly from outside the United States, including materials and products that may be affected by tariffs or other import restrictions. There can be no assurance that the Company would be able to offset increased costs through pricing actions, supplier changes, sourcing adjustments, or cost reductions. In addition, because the Company sells a significant proportion of its products to customers outside the United States, retaliatory tariffs, trade barriers, or changes in foreign trade policy could increase the price of its products in foreign markets, reduce demand, impair its competitive position, or otherwise adversely affect its business, financial condition and results of operations.

If the Company were to lose business with any key customers, the Company’s business would be adversely affected. Although no individual customer accounted for 10% or more of consolidated net sales in fiscal 2026, deterioration of a business relationship with one or more of the Company’s significant customers would cause its sales and profitability to be adversely affected. Although the Company’s accounts receivable are dispersed among a large customer base, a significant change in the liquidity or financial position of any one of its largest customers could have a material adverse impact on the collectability of its accounts receivable and future operating results.

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

The Company faces risks associated with its international sales and operations that could adversely affect its business, results of operations or financial condition. Sales to customers outside the United States approximated 72% of the Company’s consolidated net sales for fiscal 2026. The Company has international manufacturing operations in Belgium, Canada, Finland, Italy, the Netherlands and Switzerland. In addition, the Company has international distribution operations in Australia, New Zealand, Belgium, China, Japan, and Singapore. The Company’s international sales and operations are subject to a number of risks, including:

political and social attitudes, laws, rules, regulations, and policies within countries that favor local companies over U.S. companies, including government-supported efforts to promote local competitors;

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

reliance on various information systems and information technology to conduct our business, making us vulnerable to cyberattacks by third parties or breaches due to employee error, misuse, or other causes, that could result in business disruptions, loss of or damage to our intellectual property, and confidential information (and that of our customers and other business partners), reputational harm, transaction errors, processing inefficiencies, or other adverse consequences;

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

To date, our operations have not been materially adversely affected by global conflicts including Russia’s invasion of Ukraine and the ongoing conflict involving Iran, Israel, and other reginal actors. However, further escalation of these or other conflicts could result in, among other negative consequences, a disruption to the global economy and supply chain leading to a shortage of parts, materials and services needed to manufacture and timely deliver our products. Any such shortages could negatively impact our suppliers’ ability to meet our demand requirements and, in turn, our ability to satisfy our customer demand. These challenges, together with other challenges associated with operating an international business, may adversely affect our ability to recognize revenue and our other operating results.

A material disruption at one of the Company’s largest manufacturing facilities could adversely affect its ability to generate sales and meet customer demand. If operations at one of the Company’s largest facilities were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, adverse weather conditions, labor force disruptions or other reasons, the Company’s business and results of operations could be adversely affected. Interruptions in production would increase costs and reduce sales. Any interruption in production capability could require the Company to make substantial capital expenditures to remedy the situation, which could negatively affect its profitability and financial condition. The Company maintains property damage insurance, which it believes is adequate to reconstruct its facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss; however, any recovery under this insurance policy may not offset the lost sales or increased costs that may be experienced during the disruption of operations. Lost sales may not be recoverable under the policy and long-term business disruptions could result in a loss of customers. If this were to occur, future sales levels and costs of doing business, and therefore profitability, could be adversely affected.

The ability to service the requirements of debt depends on the ability to generate cash and/or refinance its indebtedness as it becomes due, and depends on many factors, some of which are beyond the Company’s control. On June 30, 2026, the Company refinanced and replaced its credit agreement dated February 14, 2025. The Company’s ability to make payments on its indebtedness, including those under the credit agreement, and to fund planned capital expenditures, research and development efforts and other corporate expenses depends on the Company’s future operating performance and on economic, financial, competitive, legislative, regulatory and other factors. Many of these factors are beyond its control. The Company cannot be certain that its business will generate sufficient cash flow from operations, or operating improvements will be realized or that future borrowings will be available to it in an amount sufficient to enable it to repay its indebtedness or to fund its other operating requirements. Significant delays in its planned capital expenditures may materially and adversely affect the Company’s future revenue prospects.

Any failure to meet debt obligations and financial covenants, and maintain adequate asset-based borrowing capacity could adversely affect the Company’s business and financial condition. The Company’s revolving credit facility expiring June 2031 is secured by substantially all of the Company’s and Kobelt’s personal property (i.e., none of the other subsidiaries of the Company have pledged their personal property as collateral for the bank debt), including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 65% of its equity interests in certain foreign subsidiaries. The Company is required to comply with a total funded debt to earnings before interest, taxes, depreciation, and amortization (“EBITDA”) ratio and a minimum fixed charge coverage ratio.  If the Company does not meet these financial covenants as specified under the agreement, the Company may require forbearance or relief from its financial covenant violations from its senior lender or be required to arrange alternative financing. Failure to obtain relief from financial covenant violations or to obtain alternative financing, if necessary, would have a material adverse impact on the Company.

As a result of the acquisition of Kobelt, the Company carries a significant amount of intangible assets, but it may never fully realize the total value of these assets. The Company recorded intangible assets, including customer relationships, technology know-how, trade name, and computer software for Kobelt.

Amortizable intangible assets are periodically reviewed for possible impairment whenever there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment may result from, among other things, (i) a decrease in the Company’s expected net earnings; (ii) adverse equity market conditions; (iii) a decline in current market multiples; (iv) a decline in its common stock price; (v) a significant adverse change in legal factors or business climates; (vi) an adverse action or assessment by a regulator; (vii) heightened competition; (viii) strategic decisions made in response to economic or competitive conditions; or (ix) a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of. In the event that the Company determines that events or circumstances exist that indicate that the carrying value of identifiable intangible assets may no longer be recoverable, the Company might have to recognize a non-cash impairment of identifiable intangible assets, which could have a material adverse effect on the Company’s consolidated financial condition or results of operations.

The Company may experience negative or unforeseen tax consequences. The Company reviews the probability of the realization of its net deferred tax assets each period based on forecasts of taxable income in both the U.S. and foreign jurisdictions. This review uses historical results, projected future operating results based upon approved business plans, eligible carryforward periods, tax planning opportunities and other relevant considerations. Adverse changes in the profitability and financial outlook in the U.S. or foreign jurisdictions may require the creation of a valuation allowance to reduce the Company’s net deferred tax assets. Such changes could result in material non-cash expenses in the period in which the changes are made and could have a material adverse impact on the Company’s results of operations and financial condition. The Company has evaluated the realizability of deferred tax assets and concluded that the U.S. and state valuation allowance is no longer required and was released December 26, 2025. The Company's valuation allowance was $0.1 million and $16.5 million (as adjusted) as of June 30, 2026 and 2025, respectively, with prior-year amounts adjusted to reflect the change in inventory valuation method.

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

Future changes in tax law in the United States or the various jurisdictions in which the Company operates could have a material impact on the Company’s effective tax rate, foreign rate differential, future income tax expense and cash flows.

Security breaches and other disruptions could compromise the Company’s information system and expose the Company to liabilities, which would cause its business and reputation to suffer. In the ordinary course of business, the Company collects and stores sensitive data, including its proprietary business information and that of its customers, suppliers and business partners, as well as personally identifiable information of its customers and employees, in its internal and external data centers, cloud services and on its networks. The secure processing, maintenance and transmission of this information is critical to the Company’s operations and business strategy. Despite the Company’s security measures, its information technology and infrastructure, and that of its partners, may be vulnerable to malicious attacks or breaches due to employee error, malfeasance or other disruptions, including as a result of rollouts of new systems. Any such breach or operational failure would compromise the Company’s networks and/or that of its partners and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings and/or regulatory fines or penalties, including, among others, under the European Union’s General Data Protection Regulation, disruption of the Company’s operations, damage to the Company’s reputation and/or cause a loss of confidence in the Company’s products and services, which could adversely affect business, financial condition and results of operations of the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Audit Committee of the Board of Directors is responsible for oversight of risks from cybersecurity threats. The Audit Committee oversees management’s processes for assessing, identifying, and managing material cybersecurity risks and receives periodic reports regarding the Company’s cybersecurity posture, significant risks, incident response readiness, and other cybersecurity matters as appropriate.

The Company has developed, and continues to enhance, processes designed to assess, identify, and manage material risks from cybersecurity threats affecting the information technology systems and information that it owns, uses, transmits, receives, and maintains. These processes are integrated into the Company's broader enterprise risk management framework and include the identification, assessment, mitigation, monitoring, and remediation of cybersecurity risks. The Company's cybersecurity program includes employee awareness training, incident response planning, continuous monitoring of cybersecurity threats and vulnerabilities, and evaluation of cybersecurity risks associated with third-party service providers.

Management is responsible for assessing and managing the Company's material cybersecurity risks. This responsibility is carried out by members of the Company's executive leadership team and personnel responsible for information technology and cybersecurity functions who possess experience in information technology, information security, risk management, and incident response. Management oversees cybersecurity risk assessment and mitigation activities, cybersecurity controls, incident response readiness, and the escalation of significant cybersecurity matters to senior management and the Audit Committee, as appropriate.

The Company utilizes internal personnel and, when appropriate, third-party service providers, advisors, and specialists to support cybersecurity risk management activities, including security monitoring, risk assessments, and evaluation of cybersecurity controls.

The Company has not experienced any cybersecurity incidents that have materially affected the Company, including its business strategy, results of operations, or financial condition, and expenses incurred from cybersecurity incidents have been immaterial. However, as discussed under "Risk Factors" in Part I, Item 1A of this Annual Report, cybersecurity threats pose multiple and potentially material risks to the Company, including risks that could materially affect its business strategy, results of operations, or financial condition. As cybersecurity threats become more frequent, sophisticated, and coordinated, it is reasonably likely that the Company will continue to invest resources to enhance its cybersecurity risk management processes and protective measures.

Item 2. Properties

The Company leases a facility in Milwaukee, Wisconsin, U.S.A., which serves as its corporate headquarters.

Manufacturing Segment

The Company owns two facilities in Racine, Wisconsin, U.S.A. One facility is for manufacturing, assembly, and office purposes, and the other facility is the former corporate headquarters that is now classified as an idle asset. The Company also owns three facilities in Finland (two in Tampere and one in Ikaalinen) and one facility in Italy (Decima). These facilities are for manufacturing, assembly and office purposes. The aggregate floor space of these facilities approximates 739,200 square feet. The Company leases additional manufacturing, assembly and office facilities in Sturtevant, Wisconsin; Lufkin, Texas; Papendrecht, Netherlands; Nivelles, Belgium; Novazzano, Switzerland; Decima, Italy; Tampere, Finland; and, Surrey, Canada.

Distribution Segment

The Company also has operations in the following locations, all of which are leased and are used for sales offices, warehousing, and light assembly or product service:

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

Information About Our Executive Officers

Pursuant to General Instruction G(3) of Form 10‑K, the following list is included as an unnumbered Item in Part I of this Report in lieu of being included in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026.

Name	Age	Position
John H. Batten	61	President and Chief Executive Officer
Jeffrey S. Knutson	61	Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary

Officers are elected annually by the Board of Directors at the Board meeting held in conjunction with each Annual Meeting of the Shareholders. Each officer holds office until a successor is duly elected, or until such officer resigns or is removed from office.

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

Jeffrey S. Knutson, Vice President – Finance, Chief Financial Officer, Treasurer, and Secretary. Mr. Knutson was named Chief Financial Officer and Treasurer in June 2015. Mr. Knutson was named Vice President – Finance, Interim Chief Financial Officer, and Interim Treasurer in February 2015. Mr. Knutson was appointed Corporate Secretary in June 2013, and was Corporate Controller from his appointment in October 2005 until August 2015. Mr. Knutson joined the Company in February 2005 as Controller of North American Operations. Prior to joining Twin Disc, Mr. Knutson held Operational Controller positions with Tower Automotive (since August 2002) and Rexnord Corporation (since November 1998).

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

For information regarding the Company’s equity-based compensation plans, see the discussion under Item 12 of this report. As of August 7, 2026, shareholders of record numbered 282.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2026 - April 24, 2026	0	NA	0	315,000
April 25, 2026 - May 29, 2026	0	NA	0	315,000
May 30, 2026 - June 30, 2026	0	NA	0	315,000
Total	0	NA	0	315,000

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during fiscal 2026 and 2025. As of June 30, 2026, 315,000 shares remain authorized for purchase.

Item 6. Reserved

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Smaller Reporting Company Status

Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2026. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

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

Fiscal 2026 Compared to Fiscal 2025

Net Sales

Net sales for fiscal 2026 increased 11.9%, or $40.5 million, to $381.3 million from $340.7 million in fiscal 2025. The Company’s acquisition of Kobelt in the third fiscal quarter of fiscal 2025 contributed approximately $7.6 million of incremental revenue. Excluding the impact of this acquisition, the Company’s revenue grew by 9.7% in fiscal 2026, as strong growth in the Veth product combined with growing global military demand for both marine and industrial products, along with generally strong market conditions. Currency translation had a favorable impact on fiscal 2026 sales compared to the prior year totaling $17.2 million, primarily due to the strengthening of the euro against the U.S. dollar.

Sales for our manufacturing segment increased 15.2%, or $44.9 million, versus the same period last year. The Company’s Veth propulsion operation in the Netherlands experienced an 16.4% increase in sales compared to fiscal 2025. The primary driver for this increase remains growing demand through market and geographic penetration for the Company’s innovative propulsion solutions around the globe, along with improving supply chain and operational performance. The Company’s Katsa operation in Finland experienced an increase of 30.8%, with acceleration in demand from European military applications. The Company’s domestic manufacturing operation experienced a 3.8% increase in sales in fiscal 2026, driven in part by some improvement in oil and gas demand. The Company’s Italian manufacturing operations reported a 29.9% increase in sales from fiscal 2025, with a positive currency impact combining with an improved European industrial demand. The Company’s Belgian manufacturing operation saw a 7.7% decrease in sales from fiscal 2025 with softer demand from domestic customers due to the impact of tariffs. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 45.9% increase in sales compared to fiscal 2025, primarily due to the collaboration with Veth driving improved pleasure craft demand.

Sales for our distribution segment were down 11.6%, or $15.2 million, compared to fiscal 2025. The Company’s Asian distribution operations in Singapore, China and Japan experienced a 7.8% decrease in sales on somewhat softer demand for energy related products in China. The Company’s North American distribution operation saw a 32.0% decrease on weaker domestic demand for marine products from the European operations due primarily to the impact of tariffs. The Company’s European distribution operation was down 19.0% from the prior year, driven by weaker European demand. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a slight increase in revenue (2.3%) on consistent demand for pleasure craft products in the region.

Net sales for the Company’s marine transmission and propulsion systems were up 13.2% in fiscal 2026 compared to the prior fiscal year. This increase reflects generally strong market conditions, continued global growth of the Veth product, the addition of the Kobelt product line for the full fiscal year and improved military demand for marine transmissions. In the off-highway transmission market, the year-over-year increase of 11.9% can be attributed primarily to an increase in global demand for energy related products. The increase experienced in the Company’s industrial products of 11.0% was a function of stronger demand in the North American construction and recycling markets, along with the addition of the Kobelt product line for the full fiscal year.

Geographically, sales to the U.S. and Canada improved 23% in fiscal 2026 compared to fiscal 2025, representing 29.7% of consolidated sales for fiscal 2026 compared to 27.0% in fiscal 2025. The increase is primarily due to the addition of Kobelt, improving Veth demand in the region, improved industrial sales and strong oil and gas related shipments in the fourth quarter. Sales into the Asia Pacific market decreased 3.1% compared to fiscal 2025 and represented approximately 19.2% of sales in fiscal 2026, compared to 22.2% in fiscal 2025. The decrease in fiscal 2026 reflects softening demand for the Company’s oil and gas transmissions in the Chinese market. Sales into the European market improved approximately 16% from fiscal 2025 levels while accounting for 42% of consolidated net sales in fiscal 2026 compared to 41% of net sales in fiscal 2025. The growth is primarily the result of strong demand for the Company’s Veth and Katsa products. See Note J, Business Segments and Foreign Operations, of the notes to the consolidated financial statements for more information on the Company’s business segments and foreign operations.

Gross Profit

Considering the impact of the inventory valuation accounting method change from LIFO to FIFO, which increased prior-year gross profit by approximately $1.2 million, fiscal 2026 gross profit increased $8.6 million, or 9.2%, to $102.6 million on a sales increase of $40.5 million. Gross profit as a percentage of sales decreased 70 basis points in fiscal 2026 to 26.9%, compared to 27.6% in fiscal 2025.

In addition to the impact of the accounting method change from LIFO to FIFO discussed above, several other factors affected the Company’s overall gross profit rate in fiscal 2026. Gross profit for the year was primarily impacted by improved volumes (approximately $11.0 million). This was offset by a less favorable product mix (approximately $1.2 million), primarily related to reduced aftermarket demand and growth in lower margin products. The Company’s margin percentage was diluted by approximately 50 basis points in the year due to the invoicing of tariffs with no margin ($1.9 million). The remaining increase ($1.9 million) is the result of price realization, cost reduction efforts, improved productivity and other adjustments at our operating facilities.

Marketing, Engineering and Administrative (ME&A) Expenses

Marketing, engineering, and administrative (ME&A) expenses of $84.5 million were up $2.1 million, or 2.5%, in fiscal 2026 compared to the prior fiscal year. As a percentage of sales, ME&A expenses decreased to 22.2% of sales versus 24.2% of sales in fiscal 2025. The increase in ME&A spending in fiscal 2026 compared to the prior year was primarily driven by the addition of the Kobelt operations for a full year ($1.4 million), an inflationary increase to salaries and benefits ($1.0 million) and a currency translation effect ($2.5 million). These increases were partially offset by reductions to the global bonus expense ($1.1 million), lower depreciation and amortization ($1.0 million) and other cost savings ($0.8 million).

Restructuring of Operations

During the course of fiscal 2026 and fiscal 2025 the Company incurred $0.4 million and $0.4 million in restructuring charges, respectively. These charges relate to a continued restructuring program at the Company’s Belgian operation to focus resources on core manufacturing process, while allowing for savings on the outsourcing of non-core processes.

Interest Expense

Interest expense of $3.1 million for fiscal 2026 was $0.4 million higher than fiscal 2025 due to an increased average balance following the two recently completed acquisitions.

Other Income, Net

In fiscal 2026, other expense, net, of $1.3 million decreased by $4.0 million from the prior fiscal year other expense, net, of $5.5 million. This change is primarily due to a decrease in currency translation losses ($6.5 million), offset by an increase in defined benefit pension amortization ($2.0 million) and other miscellaneous items ($0.3 million).

Income Taxes

The effective tax rate for fiscal 2026 is (102.8%) compared to 113.6% for fiscal 2025.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. During fiscal 2026, the Company reassessed the realizability of its deferred tax assets and concluded that substantially all of its U.S. valuation allowance was no longer required. As a result, the Company released the valuation allowance and recognized a corresponding income tax benefit. The Company's valuation allowance was $0.1 million and $16.5 million as of June 30, 2026 and 2025, respectively, with prior-year amounts adjusted to reflect the change in inventory valuation method.

Order Rates

As of June 30, 2026, the Company’s backlog of orders scheduled for shipment during the next six months (six-month backlog) was $178.3 million or approximately 18.5% higher than the six-month backlog of $150.5 million as of June 30, 2025. The increased backlog is primarily attributable to continued strength in order rates throughout the fiscal year, led by continued growth in demand for the Veth product, along with the addition of Kobelt backlog ($2.8 million).

Liquidity and Capital Resources

Fiscal Years 2026 and 2025

The net cash provided by operating activities in fiscal 2026 totaled $22.9 million, a decrease of $1.1 million from the prior fiscal year cash provided by operating activities of $24.0 million. The slight reduction in operating cash flow from the prior year was primarily due to an increase in trade receivables, offset by improved operating results and reduced inventory levels. The increase to trade receivables was volume driven, with the Company reporting a record revenue in the fourth quarter of fiscal 2026. The Company expects trade receivables to continue to move with revenue and will continue to focus on driving inventory reductions through fiscal 2027.

The net cash used by investing activities for fiscal 2026 primarily represents the acquisition of capital expenditures ($13.7 million). The capital spending amount reflects a decrease from the prior year, driven by some extended lead times on capital equipment.

The net cash provided by financing activities relates primarily to additional borrowings to finance growth ($0.9 million). This was partially offset by payments for dividends ($2.7 million), payments on finance lease obligations ($1.2 million) and payments on stock compensation withholding taxes ($1.7 million). During fiscal 2026, the Company did not purchase any shares as part of its Board-authorized stock repurchase program. The Company has 315,000 shares remaining under its authorized stock repurchase plan.

Future Liquidity and Capital Resources

Current Credit Agreement

On June 30, 2026, Twin Disc, Incorporated (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower; Kobelt Manufacturing Co. Ltd. ("Kobelt"), as Guarantor; Bank of Montreal, as a Lender, Administrative Agent, Swing Line Lender, and L/C Issuer; and JPMorgan Chase Bank, N.A. ("Chase"), as a Lender. The Credit Agreement refinanced and replaced the credit agreement dated February 14, 2025 among the Company, Kobelt, and Bank of Montreal. Capitalized terms in this Annual Report that are not otherwise defined herein are defined in the Credit Agreement.

Pursuant to the Credit Agreement, Bank of Montreal and Chase (the “Lenders”) made Term Loans to the Company in an aggregate principal amount of $30,000,000. The maturity date of the Term Loans is June 30, 2031, and the Company is required to make principal installments on the Term Loans of at least $375,000, per quarter (increasing to $562,500 per quarter for the quarter ending on or about September 30, 2028, and $750,000 per quarter for the quarter ending on or about September 30, 2030).

The Credit Agreement also allows the Company to enter into Revolving Loans with the Lenders from time to time prior to June 30, 2031 (the “Revolving Credit Termination Date”) in amounts not to exceed $60,000,000 (the “Revolving Credit Commitment”). The Revolving Credit Commitment includes a $5,000,000 sublimit for Swing Loans and a $4,000,000 sublimit for Letters of Credit that may be requested by the Company from time to time until the Revolving Credit Termination Date. Each Swing Loan or Letter of Credit provided pursuant to the terms of the Credit Agreement shall be a Revolving Loan provided under the Revolving Credit Commitment.

Interest rates under the Credit Agreement are based on the secured overnight financing rate (“SOFR”), the euro interbank offered rate (the “EURIBO Rate”), the Canadian Overnight Repo Rate Average (the “CORRA”), or a Base Rate based on the highest of the prime rate, federal funds rate, or Term SOFR. Loans under the Credit Agreement are designated as either as SOFR Loans, which accrue interest at a Term SOFR plus an Applicable Margin; Base Rate Loans, which accrue interest at the Base Rate plus an Applicable Margin; Eurodollar Loans, which accrue interest at the EURIBO Rate plus an Applicable Margin; Term CORRA Loans, which accrue interest at an Adjusted Term CORRA plus an Applicable Margin; Daily Compounded CORRA Loans, which accrue interest at a Daily Compounded CORRA plus an Applicable Margin; or Canadian Prime Rate Loans, which accrue interest at the Canadian Prime Rate plus an Applicable Margin. The Applicable Margin for Loans is between 1.50% and 3.00%, and the Applicable Margin for the Unused Revolving Credit Commitment is between 0.15% and 0.30% (each depending on the Company’s Total Funded Debt to EBITDA ratio). The Term Loan has been designated as a SOFR Loan.

Borrowings under the Credit Agreement are secured by substantially all of the Company’s and Kobelt’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 65% of its equity interests in certain foreign subsidiaries. To effect these security interests, the Company entered into an Amended and Restated Security Agreement, Amended and Restated IP Security Agreement, Amended and Restated Pledge Agreement, and Amended and Restated Perfection Certificate with the Administrative Agent, and the Company has entered into an Amended Restated Agreement as to Liens and Encumbrances and an Amended and Restated Negative Pledge Agreement with the Administrative Agent with regard to the Company’s real property.

Upon the occurrence of an Event of Default, the Administrative Agent may take the following actions upon written notice to the Company: (1) terminate the remaining Commitments and all obligations of the Lenders under the Credit Agreement; (2) declare the principal and accrued interest of all Loans outstanding under the Credit Agreement to be immediately due and payable; and (3) demand the Company to immediately Cash Collateralize the outstanding L/C Obligations in an amount equal to 105% of the aggregate L/C Obligations. If such Event of Default is due to the Company’s bankruptcy, the actions and obligations listed above shall occur without notice to the Company.

The Company remains in compliance with its liquidity and other covenants under the Credit Agreement.

Management believes that available cash, the Credit Agreement, the unsecured lines of credit, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company's cash and capital requirements for the foreseeable future.

The Company’s balance sheet remains strong, there are no material off-balance-sheet arrangements, and it continues to have sufficient liquidity for its near-term needs. The Company had approximately $60.0 million of available borrowings under the Credit Agreement as of June 30, 2026. The Company expects to continue to generate enough cash from operations, as well as its credit facilities, to meet its operating and investing needs. As of June 30, 2026, the Company also had cash of $16.0 million, primarily at its overseas operations. These funds, with some restrictions and tax implications, are available for repatriation as deemed necessary by the Company. In fiscal 2027, the Company expects to contribute $2.0 million to its defined benefit pension plans, the minimum contribution required.

Considering the impact of the inventory valuation accounting method change from LIFO to FIFO on the prior year adjusted numbers (an increase in inventory of approximately $32 million), in fiscal 2026, net working capital increased $6.4 million, or 4.2%, during fiscal 2026 and the current ratio (calculated as total current assets divided by total current liabilities) increased to 2.3 at June 30, 2026 compared to 2.2 for June 30, 2025.

Increases in trade receivables ($7.8 million), decrease in other current assets ($2.5 million) and decreases in trade accounts payable ($7.9 million) increased net working capital. These increases were partially offset by decreases in inventories, net ($6.1 million).

The Company expects capital expenditures to be approximately $23 million - $27 million in fiscal 2027. These anticipated expenditures reflect the Company’s plans to invest in modern equipment to drive growth, efficiencies, quality improvements and cost reductions.

Management believes that available cash, the credit facility, cash generated from future operations, and potential access to debt markets will be adequate to fund the Company’s capital requirements for the foreseeable future.

Contractual Obligations

The Company's significant contractual obligations as of June 30, 2026 are discussed in Note H, Lease Obligations in the notes to the consolidated financial statements in Part II, Item 8 of this 2026 Annual Report on Form 10-K.  There are no material undisclosed guarantees.  As of June 30, 2026, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company also has long-term obligations related to its postretirement plans which are discussed in detail in Note M, Pension and Other Postretirement Benefit Plans in the notes to consolidated financial statements in Part II, Item 8 of this 2026 Annual Report on Form 10-K.  Postretirement medical claims are paid by the Company as they are submitted, and they are anticipated to be $0.6 million in fiscal 2027 based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured. In fiscal 2027, the Company expects to contribute $2.0 million to its defined benefit pension plans, the minimum contribution required.

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

The Company’s significant accounting policies are described in Note A, Description of Business and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments or estimates. However, the policies management considers most critical to understanding and evaluating its reported financial results are the following:

Pension and Other Postretirement Benefit Plans

The Company provides a wide range of benefits to employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing discount rates as the significant assumption in determining the obligation as of that date. The approach used to determine the discount rates is based on FTSE Above Median Pension Discount Curve model at June 30, 2026, as applied to the expected payouts from the pension plans. This yield curve is made up of Corporate Bonds rated AA or better.

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

During fiscal 2026, the Company reassessed the realizability of its deferred tax assets and concluded that substantially all of its U.S. and state valuation allowance was no longer required. As a result, the Company released the valuation allowance and recognized a corresponding income tax benefit. The release was supported by the Company's sustained profitability, including a three-year cumulative income position, as well as tax planning strategies available to support the realization of deferred tax assets. The Company released $23.9 million of valuation allowance during fiscal 2026, of which $16.4 million was recognized as an income tax benefit in the Consolidated Statement of Operations and Comprehensive Income (Loss), and $7.4 million was recorded directly to retained earnings in connection with the change in inventory valuation method from LIFO to FIFO. The Company's valuation allowance was $0.1 million and $16.5 million as of June 30, 2026 and 2025, respectively, with prior-year amounts adjusted to reflect the change in inventory valuation method.

As of June 30, 2026, the identified tax planning strategies had been fully implemented. The Company's determination that substantially all of the valuation allowance was no longer required as of December 26, 2025 involved significant judgment and consideration of all available positive and negative evidence, including the prudence, feasibility, and expected implementation of the tax planning strategies.

Recently Issued Accounting Standards

See Note A, Description of Business and Summary of Significant Accounting Policies, of the notes to the consolidated financial statements for a discussion of recently issued accounting standards.

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

The Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based upon such evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of June 30, 2026.

RSM US LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of June 30, 2026, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2026, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

For information with respect to the executive officers of the Registrant, see "Information About Our Executive Officers" at the end of Part I of this report.

For information with respect to the Directors of the Registrant, see "Election of Directors" in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference.

For information with respect to the Company’s Code of Ethics, see "Guidelines for Business Conduct and Ethics” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference. The Company’s Code of Ethics is included on the Company’s website, www.twindisc.com. If the Company makes any substantive amendment to the Code of Ethics, or grants a waiver from a provision of the Code of Ethics for its Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer (or any person performing similar functions), it intends to disclose the nature of such amendment on its website within four business days of the amendment or waiver in lieu of filing a Form 8-K with the SEC.

For information with respect to procedures by which shareholders may recommend nominees to the Company’s Board of Directors, see “Director Committee Functions: Nominating and Governance Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference. There were no changes to these procedures since the Company’s last disclosure relating to these procedures.

For information with respect to the Audit Committee Financial Expert, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference.

For information with respect to the Audit Committee Disclosure, see “Director Committee Functions: Audit Committee” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference.

For information with respect to the Audit Committee Membership, see “Director Committee Functions: Committee Membership” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference.

For information with respect to the Company’s Insider Trading Policy, see “Insider Trading Policy” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference.

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, see “Delinquent Section 16(a) Reports” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference.

Item 11. Executive Compensation

The information set forth under the captions "Executive Compensation" and "Director Compensation” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, is incorporated into this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding security ownership of certain beneficial owners and management, see the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, under the captions "Principal Shareholders” and “Directors and Executive Officers" and incorporated into this report by reference.

For information regarding securities authorized for issuance under equity compensation plans of the Company, see “Equity Compensation Plan Information” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions, Director Independence

For information with respect to transactions with related persons, see “Corporate Governance – Transactions with Related Persons” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference.

For information with respect to director independence, see “Corporate Governance – Board Independence” in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, which is incorporated into this report by reference.

Item 14. Principal Accounting Fees and Services

The Company incorporates by reference the information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 29, 2026, under the headings “Fees to Independent Registered Public Accounting Firm” and “Pre-approval Policies and Procedures.”

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

(a)(3) Exhibits. See Exhibit Index included as the last page of this form, which is incorporated by reference.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	Page

Report of Independent Registered Public Accounting Firm, RSM US LLP, Milwaukee, Wisconsin, PCAOB ID No.49	23-25

Consolidated Balance Sheets as of June 30, 2026 and 2025	26

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2026 and 2025	27

Consolidated Statements of Cash Flows for the years ended June 30, 2026 and 2025	28

Consolidated Statements of Changes in Equity for the years ended June 30, 2026 and 2025	29

Notes to Consolidated Financial Statements	30-73

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts	74

Schedules, other than those listed, are omitted for the reason that they are inapplicable, are not required, or the information required is shown in the financial statements or the related notes.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated

Opinion on the Internal Control Over Financial Reporting

We have audited Twin Disc Incorporated’s (the Company) internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated September 4, 2026 expressed an unqualified opinion.

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

September 4, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Twin Disc, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Twin Disc, Incorporated and its subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the two years in the period ended June 30, 2026, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 4, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Notes A, B and S to the consolidated financial statements, at June 30, 2026 the Company elected to change its method of accounting for certain inventories in the United States from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method for all years presented.

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

Deferred Tax Asset Realizability and Release of the Valuation Allowance

As described in Note N to the consolidated financial statements, the Company concluded that it was more likely than not that substantially all of its domestic deferred tax assets would be realized and, accordingly, released the full domestic valuation allowance of approximately $16,400,000 (as adjusted) during the quarter ended December 26, 2025.

The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in the Company’s financial statements. Valuation allowances are provided for deferred tax assets where it is considered more likely than not that the Company will not realize the benefit of such assets. In evaluating the realizability of deferred tax assets in future periods, the available positive and negative evidence, including historical book income or losses, projected future taxable income exclusive of reversing temporary differences, tax planning strategies and results of recent operations, are allowable sources of income that can be considered. In making the determination to release the full valuation allowance, management specifically considered recent financial history, including the three-year cumulative taxable income, and income tax planning strategies approved by management intended to facilitate the utilization of deferred tax assets and expiring tax attributes. Income tax planning strategies included contemplated tax accounting method changes and other actions designed to accelerate future taxable income and increase the utilization of the Company’s deferred tax assets and carryforwards, including its net operating losses and tax credits.

We identified management’s determination of the realizability of the Company’s deferred tax assets and the release of the full valuation allowance on domestic deferred tax assets as a critical audit matter as there is significant judgment required by management to conclude that it is more likely than not that the deferred tax assets will be realized in future periods. In particular, management’s conclusion involved significant judgment in evaluating whether the identified income tax planning strategies were prudent, feasible, and expected to be implemented. Three-year cumulative taxable income was considered as observable historical evidence, and management did not rely on forecasted future book income in reaching its conclusion. In addition, the auditing of these elements involved complex and subjective auditor judgment, including the need to involve personnel with specialized skill and knowledge.

Our audit procedures to evaluate management’s determination that it is more likely than not that the deferred tax assets will be realized and that the release of the valuation allowance was appropriate included the following, among others:

●	We evaluated the design and operating effectiveness of internal controls over income taxes, specifically, those controls over the evaluation of the realizability of deferred tax assets.

●

We evaluated management’s assessment of positive and negative evidence supporting realization of deferred tax assets, including consideration of the Company’s three-year cumulative taxable income position, which represented historical information.

●

We evaluated the reasonableness of management’s tax-planning strategies, including assessing whether the strategies were prudent and feasible, whether management had the intent and ability to implement the strategies, and whether the anticipated tax consequences were consistent with applicable tax rules and regulations.

●

We utilized personnel with specialized knowledge and skill in income taxes and accounting for income taxes under Accounting Standards Codification (ASC) 740 to assist in the evaluation of management’s assessment of positive and negative evidence and their conclusion that it is more likely than not that the Company will realize the benefit of its deferred tax assets.

/s/ RSM US LLP

We have served as the Company’s auditor since 2017.

Milwaukee, Wisconsin

September 4, 2026

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2026 and 2025

(In thousands except share amounts)

		As Adjusted
	2026	2025
ASSETS
Current assets:
Cash	$16,029	$16,109
Trade accounts receivable, net	66,761	58,941
Inventories, net	178,028	184,085
Other current assets	17,397	19,914
Total current assets	278,215	279,049

Property, plant, and equipment, net	68,094	69,576
Right-of-use operating lease assets	14,730	17,250
Goodwill	2,772	2,892
Intangible assets, net	14,121	13,361
Deferred income tax assets	21,093	2,812
Other noncurrent assets	2,220	2,756
Total assets	$401,245	$387,696

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,500	$3,000
Current maturities of right-of use operating lease obligations	3,527	3,393
Accounts payable	30,809	38,745
Accrued liabilities	82,739	80,655
Total current liabilities	118,575	125,793

Long-term debt	28,310	28,446
Right-of-use operating lease obligations	11,691	14,357
Accrued retirement benefits	10,429	11,832
Deferred income tax liabilities	4,480	4,320
Other long-term liabilities	7,824	6,423
Total liabilities	181,309	191,171

Twin Disc shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	40,252	42,269
Retained earnings	182,340	157,548
Accumulated other comprehensive income (loss)	288	3,730
	222,880	203,547
Less treasury stock, at cost (209,263 and 482,181 shares, respectively)	3,226	7,402

Total Twin Disc, Incorporated shareholders' equity	219,654	196,145

Noncontrolling interest	282	380
Total equity	219,936	196,525

Total liabilities and equity	$401,245	$387,696

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the years ended June 30, 2026 and 2025

(In thousands, except per share amounts)

		As Adjusted
	2026	2025

Net sales	$381,270	$340,738
Cost of goods sold	278,710	245,236
Cost of goods sold - other	-	1,579
Gross profit	102,560	93,923
Marketing, engineering and administrative expenses	84,455	82,431
Restructuring expenses	366	408
Other operating income	(221)	-
Income (loss) from operations	17,960	11,084
Other income (expense):
Interest expense	(3,078)	(2,646)
Other income (expense), net	(1,286)	(5,472)
	(4,364)	(8,118)
Income (loss) before income taxes and noncontrolling interest	13,596	2,966
Income tax benefit (expense)	13,974	(3,368)
Net income (loss)	27,570	(402)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	493	295
Net income (loss) attributable to Twin Disc, Incorporated	$27,077	$(697)
Dividends per share	$0.16	$0.16
Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$1.92	$(0.05)
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$1.86	$(0.05)

Weighted average shares outstanding data:
Basic shares outstanding	14,119	13,856
Diluted shares outstanding	14,586	13,856

Comprehensive income (loss)
Net income (loss)	$27,570	$(402)
Benefit plan adjustments, net of income taxes of $452 and $13, respectively	2,708	(3,399)
Foreign currency translation adjustment	(6,129)	15,924
Unrealized gain (loss) on hedges, net of income taxes of $0 and $0, respectively	(155)	(1,851)
Comprehensive income (loss)	23,994	10,272
Less: Comprehensive income (loss) attributable to noncontrolling interest	359	334
Comprehensive income (loss) attributable to Twin Disc, Incorporated	$23,635	$9,938

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended June 30, 2026 and 2025

(In thousands)

		As Adjusted
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,570	$(402)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	13,746	14,899
Gain on sale of assets	(200)	(98)
Loss on write-down of industrial product inventory	-	1,579
Restructuring charges	139	39
Provision for deferred income taxes	(18,046)	(1,581)
Stock compensation expense	3,845	4,107
Other, net	(523)	1,226
Changes in operating assets and liabilities, net of acquired business
Trade accounts receivable, net	(9,001)	(2,032)
Inventories, net	3,291	(10,927)
Other current assets	1,166	2,748
Accounts payable	(6,907)	2,414
Accrued liabilities	5,391	12,463
Accrued retirement benefits	2,428	(456)
Net cash provided (used) by operating activities	22,899	23,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of capital expenditures	(13,713)	(15,157)
Acquisition of Kobelt, less cash acquired	-	(17,236)
Proceeds from sale of property, plant, and equipment	235	147
Other, net	(671)	(653)
Net cash provided (used) by investing activities	(14,149)	(32,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt agreement	30,000	6,500
Borrowings under revolving loan arrangements	114,526	122,264
Repayments of revolving loan arrangements	(131,941)	(122,264)
Repayments of other long-term debt	(13,500)	(2,500)
Payments of right-of-use finance lease obligations	(1,246)	(1,119)
Dividends paid to shareholders	(2,285)	(2,284)
Dividends paid to noncontrolling interest	(457)	(306)
Cash used in net share settlement of restricted stock units	(11)	-
Payments of withholding taxes on stock compensation	(1,675)	(1,256)
Net cash provided (used) by financing activities	(6,589)	(965)
Effect of exchange rate changes on cash	(2,241)	5,924
Net change in cash	(80)	(3,961)

Cash:
Beginning of period	16,109	20,070
End of period	$16,029	$16,109

Supplemental cash flow information
Cash paid during the year for:
Interest	3,272	2,221
Income tax	5,836	3,844

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the years ended June 30, 2026 and 2025

(In thousands)

	Twin Disc, Inc. Shareholders’ Equity
			Accumulated
			Other		Non-
	Common	Retained	Comprehensive	Treasury	Controlling	Total
	Stock	Earnings	Income (Loss)	Stock	Interest	Equity
Balance at June 30, 2024 (As Adjusted)	$41,798	$160,529	$(6,905)	$(9,783)	$352	$185,991

Net income (loss)		(697)			295	(402)
Dividends paid to shareholders and non-controlling interest		(2,284)			(306)	(2,590)
Translation adjustments			15,885		39	15,924
Benefit plan adjustments, net of tax			(3,399)			(3,399)
Unrealized loss on hedges, net of tax			(1,851)			(1,851)
Compensation expense	4,107					4,107
Stock awards, net of tax	(3,636)			2,381		(1,255)

Balance at June 30, 2025 (As Adjusted)	42,269	157,548	3,730	(7,402)	380	196,525

Net income (loss)		27,077			493	27,570
Dividends paid to shareholders and non-controlling interest		(2,285)			(457)	(2,742)
Translation adjustments			(5,995)		(134)	(6,129)
Benefit plan adjustments, net of tax			2,708			2,708
Unrealized gain (loss) on hedges, net of tax			(155)			(155)
Compensation expense	3,845					3,845
Stock awards, net of tax	(5,862)			4,176		(1,686)

Balance at June 30, 2026	$40,252	$182,340	$288	$(3,226)	$282	$219,936

The notes to consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS AND PER SHARE DATA)

A.         DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations‑‑Twin Disc, Incorporated (“Twin Disc”, or the “Company”) was incorporated under the laws of the state of Wisconsin in 1918. Twin Disc designs, manufactures and sells marine and heavy duty off‑highway power transmission equipment. The Company has manufacturing locations in the United States, Belgium, Canada, Finland, Italy, the Netherlands, and Switzerland. In addition to these countries, it has distribution locations in Singapore, China, Australia, New Zealand and Japan. Products offered include: marine transmissions, azimuth drives, surface drives, propellers and boat management systems as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches, controls systems, and braking systems. The Company sells its products to customers primarily in the pleasure craft, commercial, and military marine markets, as well as in the energy and natural resources, government, military, and industrial markets. The Company's worldwide sales to both domestic and foreign customers are transacted through a direct sales force and a distributor network.

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

Translation of Foreign Currencies‑‑The financial statements of the Company’s non-U.S. subsidiaries that use the local currency as their functional currency are translated to the functional currency of the reporting entity using the current exchange rate for assets and liabilities, the weighted-average exchange rate for the year for revenues and expenses, and the historical exchange rate for the year for equity. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss), which is included in equity. Gains and losses from foreign currency transactions are included in earnings. Included in other income (expense) are foreign currency transaction gain (losses) of $1,699 and ($4,825) in fiscal 2026 and 2025, respectively.

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

Accounts Receivable, net --These represent trade accounts receivable and are stated net of an allowance for credit losses of $1,647 and $1,548 at June 30, 2026 and 2025, respectively. The Company records an allowance for credit losses based on expected credit losses over the contractual life of its receivables. Certain customers are evaluated individually when unique credit risk characteristics indicate heightened expected credit losses, while the remaining portfolio is evaluated collectively based on shared risk characteristics. The estimate incorporates historical collection experience, current conditions, and reasonable and supportable forecasts, including consideration of the aging of receivables, customer concentrations, customer creditworthiness, negotiated changes in payment terms, recent economic trends, and expected future economic conditions. Various factors may adversely impact a customer’s ability to access sufficient liquidity and capital to fund their operations, making the estimation of expected credit losses inherently uncertain. While the Company believes its allowance for credit losses is adequate, actual credit losses may differ from estimated amounts due to changes in customer-specific factors, economic conditions, or other circumstances.

Fair Value of Financial Instruments--The carrying amount reported in the consolidated balance sheets for cash, trade accounts receivable and accounts payable approximate fair value because of the immediate short-term maturity of these financial instruments. If measured at fair value, cash would be classified as Level 1 and all other items listed above would be classified as Level 2 in the fair value hierarchy, as defined in Note M, Pension and Other Postretirement Benefit Plans. The Company’s borrowings under the revolving loan agreement, which is classified as long-term debt and consists of loans that are routinely borrowed and repaid throughout the year, approximate fair value at June 30, 2026. The Company’s term loan borrowing, which is SOFR-based, approximates fair value at June 30, 2026. If measured at fair value in the financial statements, long-term debt (including any current portion) would be classified as Level 2 in the fair value hierarchy.

Inventories, net‑‑Inventories are valued at the lower of cost or net realizable value, which includes an estimate for excess and obsolete inventory. Cost has been determined by the first‑in, first‑out (“FIFO”) basis or average cost methods. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends, among others, when evaluating the adequacy of the reserve for excess and obsolete inventory. Inventories include raw materials, work-in-process and finished goods. Certain completed sub-assemblies are classified as finished goods because they are separately marketable products that may be sold directly to customers as replacement parts or service components, although such items may also be incorporated into the Company’s finished products.

Change in Accounting Method

During the fourth quarter of fiscal 2026, the Company changed its method of accounting for inventories located in the United States from the last-in, first-out (“LIFO”) cost method to the FIFO cost method. The Company believes the FIFO method is preferable because it better reflects the current cost of inventory on the consolidated balance sheets, more closely aligns with the physical flow of inventory and the manner in which the Company manages its inventory, improves comparability with industry peers that generally use FIFO or average cost methods, and provides a more consistent basis for evaluating operating results across the Company’s global operations.

The change in accounting method was applied retrospectively to all periods presented. Accordingly, prior-period consolidated financial statements have been adjusted as if the FIFO method had been used for the Company’s U.S. inventories in all periods presented. The retrospective application of the change increased the July 1, 2024 inventory balance and retained earnings by $30,937, net of tax. The change also affected previously reported inventory, noncurrent deferred income taxes, retained earnings, cost of goods sold, gross profit, income tax expense, net income, and earnings per share for the periods presented. The Consolidated Balance Sheets as of June 30, 2025, the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended June 30, 2025, and the Consolidated Statements of Cash Flows for the year ended June 30, 2025 have been retrospectively adjusted to reflect the change in accounting principle. The primary impact of the change was to eliminate the Company’s LIFO reserve and increase reported inventory and retained earnings, net of the related income tax effects. Because LIFO previously reflected the most recent inventory costs in cost of goods sold, the change to FIFO also affected comparative cost of goods sold, gross profit, income before income taxes, income tax expense, and net income for prior periods. The change did not affect cash flows from operations, investing activities, or financing activities, except for the related reclassification of noncash reconciling items within the Consolidated Statements of Cash Flows.

See Note B, Inventories, net and Note S, 2025 Impact of Accounting Method Change, for additional information regarding the effect of the change on the Company’s consolidated financial statements.

Property, Plant, and Equipment, net and Depreciation‑‑Assets are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and betterments are capitalized and depreciated. Capital project costs are accumulated in construction-in-progress until completed, at which time the costs are transferred to the relevant asset and commence depreciation. Depreciation is provided on the straight‑line method over the estimated useful lives of the assets. The lives assigned to buildings and related improvements range from 10 to 40 years, and the lives assigned to machinery and equipment range from 5 to 15 years. Upon disposal of property, plant, and equipment, the cost of the asset and the related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings. Fully depreciated assets are not removed from the accounts until physically disposed.

At June 30, 2026 and 2025, the Company owned one permanently idled facility with a book value of $3.0 million. This facility is assessed for impairment quarterly and depreciation has ceased. This facility is accounted for within property, plant, and equipment.

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

Impairment of Long-lived Assets--The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. When triggering events are identified, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists for property, plant, and equipment and other long-lived assets, including intangible assets. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Fair value is primarily determined using discounted cash flow analyses; however, other methods may be used to determine the fair value, including third party valuations when necessary.

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

The Company conducted its annual assessment for goodwill impairment as of June 30, 2026 using updated inputs, including appropriate risk-based, country and company specific weighted average discount rates for the Company’s reporting unit with goodwill. The Company completed its impairment testing as of June 30, 2026 and concluded there were no impairments.

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

Segment Reporting--Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. As of June 30, 2026, the Company identified two operating segments. Refer to Note J, Business Segments and Foreign Operations, of the notes to the consolidated financial statements for further information.

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

Goods sold to third party distributors are subject to an annual return policy, for which a provision is made at the time of shipment based upon historical experience. Goods sold under bill and hold arrangements are recorded as revenue when control has been transferred to the customer and when the reason for the arrangement is substantive, when the product is identified as the customer’s asset, when the product is ready for delivery to the customer, and when the Company cannot use the product or redirect the product to another customer. While significant customer deposits are collected at certain locations, the Company’s payment terms are generally short-term in nature; therefore, do not include a significant financing component.

At June 30, the Company reported the following contract assets and liabilities, which are presented within trade accounts receivable, net, other current assets and accrued liabilities on the consolidated balance sheets, respectively. Deferred revenue represents billings in excess of cost based on milestone billings in the contract and customer deposits represent cash received from customers before performance obligations are fulfilled.

	Contract Assets			Contract Liabilities
	Costs in Excess of Billings, Net	Trade Accounts Receivable, Net	Total Contract Assets	Customer Deposits	Deferred Revenue	Total Contract Liabilities
2024	$5,216	$52,207	$57,423	$26,540	$2,025	$28,565
2025	6,988	58,941	65,929	13,538	29,664	43,202
2026	$4,617	$66,761	$71,378	$14,538	$36,211	$50,749

The Company’s contracts are generally short-term in nature; therefore, the amount included in contract liabilities at the beginning of the year was recognized as revenue in the reporting period.

Shipping and Handling Fees and Costs--The Company records revenue from shipping and handling costs in net sales. The cost associated with shipping and handling of products is reflected in cost of goods sold.

Recently Issued Not Yet Adopted Accounting Standards-- In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures” (“ASU 2024-03”) to expand expense disclosures by requiring disaggregated disclosure of certain income statement expense line items, including those that contain purchases of inventory, employee compensation, depreciation, and amortization. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, or the Company’s fiscal 2028, and subsequent interim periods, with early adoption permitted. The amendments should be applied prospectively, but retrospective application is permitted. The company is currently assessing the impact of the requirements on our Consolidated Financial Statements.

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

In December 2023, the FASB issued guidance ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 on a prospective basis for its 2026 annual report filed on Form 10-K, which will result in additional disclosures related to income tax but not impact the Company’s results of operations or financial position.

Special Note Regarding Smaller Reporting Company Status-- Under SEC Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, the Company qualifies as a smaller reporting company based on its public float as of the last business day of the second quarter of fiscal 2026. Accordingly, it has scaled some of its disclosures of financial and non-financial information in this annual report. The Company will continue to determine whether to provide additional scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

B. INVENTORIES, NET

The major classes of inventories at June 30 were as follows:

		As Adjusted
	2026	2025
Finished parts	$79,297	$99,171
Work in process	38,830	27,229
Raw materials	59,901	57,685
	$178,028	$184,085

The second quarter of fiscal year 2025 includes the impact of a non-cash inventory write-down of $1,579. This write-down reflects the results of a product rationalization exercise of the Company’s industrial product line following the acquisition of Katsa.

The Company had reserves for inventory obsolescence of $16,190 and $16,016 at June 30, 2026 and 2025, respectively.

Inventories are valued at the lower of cost or net realizable value, which includes an estimate for excess and obsolete inventory. Cost is determined by the first‑in, first‑out (FIFO) basis or average cost methods. Management specifically identifies obsolete products and analyzes historical usage, forecasted production based on future orders, demand forecasts, and economic trends, among others, when evaluating the adequacy of the reserve for excess and obsolete inventory.

During the fourth quarter of 2026, the Company changed its methodology for valuing the majority of inventories located in the United States to the FIFO cost method from the last-in, first-out (“LIFO”) cost method. The Company concluded that the FIFO basis of accounting is preferable as it provides a better matching of costs and revenues, more closely resembles the physical flow of inventory, better reflects the acquisition cost of inventory on the balance sheet, and results in improved comparability with industry peers.

The effects of this change in accounting method have been retrospectively applied to all periods presented and a cumulative effect adjustment was recorded to increase the July 1, 2024 inventory and retained earnings by $30,937, net of tax. The Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended June 30, 2025, Consolidated Statements of Cash Flows for the years ended June 30, 2025, and the Consolidated Balance Sheets as of June 30, 2025, have been retrospectively adjusted to reflect the change in accounting principle. See Note S, 2025 Impact of Accounting Method Change, of the notes to the consolidated financial statements for additional information.

The following tables reflect the effect of the change in accounting method on the consolidated financial statements as of and for the year ended June 30, 2026:

Consolidated Statements of Operations and Comprehensive Income (Loss)	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Cost of goods sold	$279,197	$(487)	$278,710
Gross profit	102,073	487	102,560
Income (loss) from operations	17,473	487	17,960
Income (loss) before income taxes and noncontrolling interest	13,109	487	13,596
Income tax benefit (expense)	21,322	(7,348)	13,974
Net income (loss)	34,659	(7,089)	27,570
Net income (loss) attributable to Twin Disc, Incorporated	34,166	(7,089)	27,077

Comprehensive income (loss)
Net income (loss)	$34,659	$(7,089)	$27,570
Comprehensive income (loss)	31,083	(7,089)	23,994
Comprehensive income (loss) attributable to Twin Disc, Incorporated	30,724	(7,089)	23,635

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$2.42	$(0.50)	$1.92
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$2.34	$(0.49)	$1.86

Weighted average shares outstanding data:
Basic shares outstanding	14,119	-	14,119
Diluted shares outstanding	14,586	-	14,586

Consolidated Balance Sheets	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Inventories, net	$145,407	$32,621	$178,028
Deferred income tax assets	28,669	(7,576)	21,093
Retained earnings	157,295	25,045	182,340

Consolidated Statements of Cash Flows	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Cash flows from operating activities:
Net income (loss)	$34,659	$(7,089)	$27,570
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in operating assets and liabilities, net of acquired business
Inventories, net	3,778	(487)	3,291
Provision for deferred income taxes	(25,622)	7,576	(18,046)
Net cash provided (used) by operating activities	22,899	-	22,899

Consolidated Statements of Changes in Equity	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Retained earnings
Balance at June 30, 2025	$125,414	$32,134	$157,548
Net income (loss) attributable to Twin Disc, Incorporated	34,166	(7,089)	27,077
Dividends paid to shareholders and non-controlling interest	(2,285)		(2,285)
Balance at June 30, 2026	$157,295	$25,045	$182,340

C. PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment at June 30 were as follows:

	2026	2025
Land	$3,343	$3,381
Buildings	47,616	47,438
Machinery and equipment	215,809	212,611
	266,768	263,430
Less: accumulated depreciation	(198,674)	(193,854)
	$68,094	$69,576

Included in the above amounts are finance lease right-of-use assets of $4,960 and $5,794 for the years ended June 30, 2026 and 2025, respectively.

Depreciation expense for the years ended June 30, 2026 and 2025 was $10,538 and $10,042, respectively.

At June 30, 2026 and 2025, the Company owned one permanently idle facility with a book value of $3.0 million. The asset is presented within property, plant, and equipment, net on the Consolidated Balance Sheets. No impairment losses were recorded in fiscal 2026 or 2025.

D. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill represents the excess of the consideration transferred net of the acquisition-date fair values of the identifiable assets acquired and the liabilities assumed.

As of June 30, 2026, changes in the carrying amount of goodwill is summarized as follows:

Net Book Value Rollforward
Balance at June 30, 2025	$2,892
Translation adjustment	(120)
Balance at June 30, 2026	$2,772

At June 30, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Names	Other	Total
Balance at June 30, 2024	$36,427	$(23,741)	$12,686	$6,720	$2,089	$1,520	$2,357	$12,686
Additions	3,471	-	3,471	1,187	908	628	748	3,471
Amortization	-	(3,959)	(3,959)	(1,341)	(1,312)	(281)	(1,025)	(3,959)
Translation adjustment	3,505	(2,342)	1,163	629	149	169	216	1,163
Balance at June 30, 2025	43,403	(30,042)	13,361	7,195	1,834	2,036	2,296	13,361
Additions	3,825	-	3,825	-	-	-	3,825	3,825
Amortization	-	(2,878)	(2,878)	(1,305)	(198)	(307)	(1,068)	(2,878)
Translation adjustment	(1,091)	904	(187)	(159)	(27)	(38)	37	(187)
Balance at June 30, 2026	$46,137	$(32,016)	$14,121	$5,731	$1,609	$1,691	$5,090	$14,121

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense for the years ended June 30, 2026 and 2025 was $2,878 and $3,959, respectively. Estimated intangible amortization expense for each of the next five fiscal years is as follows:

Fiscal Year
2027	$2,807
2028	2,603
2029	2,272
2030	938
2031	621
Thereafter	4,880
Total	$14,121

E. ACCRUED LIABILITIES

Accrued liabilities at June 30 were as follows:

	2026	2025
Deferred Revenue	$36,211	$29,664
Customer deposits	14,538	13,538
Salaries and wages	13,496	14,095
Warranty	4,210	4,174
Distributor rebates	3,052	3,083
Retirement benefits	2,134	1,664
Other	9,098	14,437
	$82,739	$80,655

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

	2026	2025
Reserve balance, July 1	$5,257	$4,220
Current period expense and adjustments	4,570	5,499
Payments or credits to customers	(4,704)	(4,676)
Translation adjustment	81	214
Reserve balance, June 30	$5,204	$5,257

The current portion of the warranty accrual ($4,210 and $4,174 at June 30, 2026 and 2025, respectively) is reflected in accrued liabilities, while the long-term portion ($994 and $1,083 at June 30, 2026 and 2025, respectively) is included in other long-term liabilities on the consolidated balance sheets.

G. DEBT

Long-term debt consisted of the following at June 30:

	2026	2025
Credit Agreement Debt
Revolving loans (expire June 2031)	$-	$17,921
Term loan (due June 2031)	29,786	13,500
Other	24	25
Subtotal	29,810	31,446
Less: current maturities	(1,500)	(3,000)
Total long-term debt	$28,310	$28,446

Net carrying value of term loan at June 30:

	2026	2025
Term loan	30,000	13,500
Less: unamortized debt discount	(134)	-
Less: unamortized debt issuance costs	(80)	-
Net carrying value of term loan	29,786	13,500

Credit Agreement Debt:

Current Credit Agreement

On June 30, 2026, Twin Disc, Incorporated (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower; Kobelt Manufacturing Co. Ltd. ("Kobelt"), as Guarantor; Bank of Montreal, as a Lender, Administrative Agent, Swing Line Lender, and L/C Issuer; and JPMorgan Chase Bank, N.A. ("Chase"), as a Lender. The Credit Agreement refinanced and replaced the credit agreement dated February 14, 2025 among the Company, Kobelt, and Bank of Montreal. Capitalized terms in this Annual Report that are not otherwise defined herein are defined in the Credit Agreement.

Pursuant to the Credit Agreement, Bank of Montreal and Chase (the “Lenders”) made Term Loans to the Company in an aggregate principal amount of $30,000,000. The maturity date of the Term Loans is June 30, 2031, and the Company is required to make principal installments on the Term Loans of at least $375,000 per quarter, increasing to $562,500 per quarter for the quarter ending on or about September 30, 2028, and $750,000 per quarter for the quarter ending on or about September 30, 2030.

The Credit Agreement also allows the Company to enter into Revolving Loans with the Lenders from time to time prior to June 30, 2031 (the “Revolving Credit Termination Date”) in amounts not to exceed $60,000,000 (the “Revolving Credit Commitment”). The Revolving Credit Commitment includes a $5,000,000 sublimit for Swing Loans and a $4,000,000 sublimit for Letters of Credit that may be requested by the Company from time to time until the Revolving Credit Termination Date. Each Swing Loan or Letter of Credit provided pursuant to the terms of the Credit Agreement shall be a Revolving Loan provided under the Revolving Credit Commitment.

Interest rates under the Credit Agreement are based on the secured overnight financing rate (“SOFR”), the euro interbank offered rate (the “EURIBO Rate”), the Canadian Overnight Repo Rate Average (the “CORRA”), or a Base Rate based on the highest of the prime rate, federal funds rate, or Term SOFR. Loans under the Credit Agreement are designated as either as SOFR Loans, which accrue interest at a Term SOFR plus an Applicable Margin; Base Rate Loans, which accrue interest at the Base Rate plus an Applicable Margin; Eurodollar Loans, which accrue interest at the EURIBO Rate plus an Applicable Margin; Term CORRA Loans, which accrue interest at an Adjusted Term CORRA plus an Applicable Margin; Daily Compounded CORRA Loans, which accrue interest at a Daily Compounded CORRA plus an Applicable Margin; or Canadian Prime Rate Loans, which accrue interest at the Canadian Prime Rate plus an Applicable Margin. The Applicable Margin for Loans is between 1.50% and 3.00%, and the Applicable Margin for the Unused Revolving Credit Commitment is between 0.15% and 0.30% (each depending on the Company’s Total Funded Debt to EBITDA ratio). The Term Loan has been designated as a SOFR Loan.

Borrowings under the Credit Agreement are secured by substantially all of the Company’s and Kobelt’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company has also pledged 65% of its equity interests in certain foreign subsidiaries. To effect these security interests, the Company entered into an Amended and Restated Security Agreement, Amended and Restated IP Security Agreement, Amended and Restated Pledge Agreement, and Amended and Restated Perfection Certificate with the Administrative Agent, and the Company entered into an Amended and Restated Agreement as to Liens and Encumbrances and an Amended and Restated Negative Pledge Agreement with the Administrative Agent with regard to the Company’s real property.

Upon the occurrence of an Event of Default, the Administrative Agent may take the following actions upon written notice to the Company: (1) terminate the remaining Commitments and all obligations of the Lenders under the Credit Agreement; (2) declare the principal and accrued interest of all Loans outstanding under the Credit Agreement to be immediately due and payable; and (3) demand the Company to immediately Cash Collateralize the outstanding L/C Obligations in an amount equal to 105% of the aggregate L/C Obligations. If such Event of Default is due to the Company’s bankruptcy, the actions and obligations listed above shall occur without notice to the Company.

Prior Credit Agreement

On February 14, 2025, the Company entered into an amended and restated Credit Agreement (the “2025 Credit Agreement”) with Bank of Montreal (the “Bank”) that refinanced and replaced the credit agreement dated as of June 29, 2018, as amended, between the Company and BMO Harris Bank, N.A. (the “2018 Credit Agreement”).

Pursuant to the 2025 Credit Agreement, the Bank made a Term Loan to the Company in the principal amount of $15.0 million, consisting of an assignment of a term loan under the 2018 Credit Agreement from BMO to the Bank with a remaining principal of $8.5 million and an additional advance of $6.5 million. The maturity date of the Term Loan was April 1, 2027, and the Company was required to make principal installments on the Term Loan of at least $0.75 million per quarter.

Under the 2025 Credit Agreement, the Company was able to enter into Revolving Loans in amounts not to exceed, in the aggregate and subject to a Borrowing Base, $50.0 million (the “Revolving Credit Commitment”). The Borrowing Base is the sum of (a) 85% of outstanding unpaid Eligible Receivables and (b) the lesser of $40.0 million for each fiscal month ending on or prior to August 31, 2025 (reduced to $35.0 million for each fiscal month ending on or prior to August 31, 2026, and further reduced to $32.5 million for each fiscal month ending thereafter) and 60% of Eligible Inventory for each fiscal month ending on or prior to August 31, 2025 (reduced to 55% of Eligible Inventory for each fiscal month ending on or prior to February 28, 2026, and 50% of Eligible Inventory for each fiscal month ending thereafter). The 2025 Credit Agreement allowed the Company to obtain Letters of Credit from the Bank, which if drawn upon by the beneficiary thereof and paid by the Bank, became Revolving Loans. Under the 2025 Credit Agreement, the Company could not pay cash dividends on its common stock in excess of $5.0 million in any fiscal year. The term of the Revolving Loans under the 2025 Credit Agreement ran through April 1, 2027.

The Company used the increased borrowing capacity under the 2025 Credit Agreement to help finance its acquisition of Kobelt. Kobelt was included as a Borrower under the 2025 Credit Agreement, and was permitted to borrow directly under the 2025 Credit Agreement up to the lesser of the Revolving Credit Commitment or $25.0 million. For purposes of determining the Borrowing Base under the 2025 Credit Agreement, Eligible Receivables and Eligible Inventory of Kobelt were included.

Interest rates under the 2025 Credit Agreement are based on the secured overnight financing rate (“SOFR”), the euro interbank offered rate (the “EURIBO Rate”), or the Canadian Overnight Repo Rate (the “CORRA”). Loans under the 2025 Credit Agreement were designated as either as “SOFR Loans,” which accrued interest at an Adjusted Term SOFR plus an Applicable Margin; “Eurodollar Loans,” which accrued interest at the EURIBO Rate plus an Applicable Margin; “Term CORRA Loans,” which accrued interest at an Adjusted Term CORRA plus an Applicable Margin; “Daily Compounded CORRA Loans,” which accrued interest at a Daily Compounded CORRA plus an Applicable Margin; or Canadian Prime Rate Loans,” which accrued interest at the Canadian Prime Rate plus an Applicable Margin. The Applicable Margins were between 2% and 3.5% for Revolving Loans and Letters of Credit; 2.125% and 3.625% for Term Loans; and .15% and .3% for the Unused Revolving Credit Commitment (each depending on the Company’s Total Funded Debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio).

The 2025 Credit Agreement required the Company to meet certain financial covenants. Specifically, the Company’s Total Funded Debt to EBITDA ratio could not exceed 3.50 to 1.00, and the Company’s Fixed Charge Coverage Ratio could not be less than 1.10 to 1.00. In determining whether the Company is in compliance with its Total Funded Debt/EBITDA Ratio, the Company’s EBITDA will included transaction expenses of up to $0.6 million for each of the Company’s Kobelt Acquisition and the Company’s prior Katsa acquisition, as well as pro-forma EBITDA of Katsa and Kobelt as permitted by the Bank. The Company’s Tangible Net Worth could not be less than $100.0 million plus 50% of positive Net Income for each fiscal year ending on or after June 30, 2024.

Borrowings under the 2025 Credit Agreement were secured by substantially all of the Company’s and Kobelt’s personal property, including accounts receivable, inventory, machinery and equipment, and intellectual property. The Company also pledged 65% of its equity interests in certain foreign subsidiaries. To effect these security interests, the Company entered into various amendment and assignment agreements that consented to the assignment to the Bank of certain agreements previously entered into between the Company and the Bank in connection with an April 22, 2016 credit agreement between the Company and the Bank, and further amended such agreements pursuant to the terms of the 2025 Credit Agreement. Specifically, the Company amended and agreed to the assignment to the Bank of a Security Agreement, IP Security Agreement, Pledge Agreement, Perfection Certificate, and Assignment as to Liens and Encumbrances. The Company also amended and assigned to the Bank a Negative Pledge Agreement, pursuant to which it agreed not to sell, lease or otherwise encumber real estate that it owns except as permitted by the 2025 Credit Agreement and the Negative Pledge Agreement. The Company also entered into a Collateral Assignment of Rights under Purchase Agreement for its acquisition of Kobelt. Borrowings under the 2025 Credit Agreement were also required to be guaranteed by each U.S. subsidiary of the Company.

Upon the occurrence of an Event of Default, the Bank could take the following actions upon written notice to the Company: (1) terminate its remaining obligations under the 2025 Credit Agreement; (2) declare all amounts outstanding under the 2025 Credit Agreement to be immediately due and payable; and (3) demand the Company to immediately Cash Collateralize L/C Obligations in an amount equal to 105% of the aggregate L/C Obligations or a greater amount if the Bank determined a greater amount was necessary. If such Event of Default were due to the Company’s bankruptcy, the Bank could take the three actions listed above without notice to the Company.

During fiscal year 2026, the average interest rate was 6.46% on the Term Loan, and 5.21% on the Revolving Loans under the 2025 Credit Agreement.

The Company’s borrowings described above approximates fair value at June 30, 2026 and June 30, 2025. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

The Company’s interest rate swap matured on March 4, 2026, and was not renewed. The Company had no interest rate swaps designated as cash flow hedges outstanding at June 30, 2026. The maturity did not have a material impact on our consolidated financial statements.

On June 30, 2026, the Company refinanced and replaced its Credit Agreement. As part of the refinance of the credit agreement the Revolving Loan designated in euro was paid in full.

The aggregate scheduled maturities of outstanding long-term debt obligations in subsequent years are as follows:

Fiscal Year
2027	$1,500
2028	1,500
2029	2,250
2030	2,250
2031	22,286
Thereafter	24
$29,810

Other lines of credit:

The Company has established unsecured lines of credit, which may be withdrawn at the option of the banks. Under these arrangements, the Company has unused and available credit lines of $4,725 with a weighted average interest rate of 2.77% as of June 30, 2026, and $4,531 with a weighted average interest rate of 3.03% as of June 30, 2025.

H. LEASE OBLIGATIONS

The following table provides a summary of leases recorded on the consolidated balance sheet at June 30.

	Consolidated Balance Sheet Location	2026	2025
Lease Assets
Right-of-use operating lease assets	Right-of-use operating lease assets	$14,730	$17,250
Right-of-use finance lease assets	Property, plant and equipment, net	4,960	5,794

Lease Liabilities
Right-of use operating lease liabilities, current	Current maturities of right-of use operating lease obligations	$3,527	$3,393
Right-of use operating lease liabilities, non-current	Right-of use operating lease obligations	11,691	14,357
Right of use finance lease liabilities, current	Accrued liabilities	1,103	1,051
Right of use finance lease liabilities, non-current	Other long-term liabilities	4,424	5,232

The components of lease expense for the years ended June 30 were as follows:

	2026	2025
Finance lease cost:
Amortization of right-of-use assets	$1,213	$980
Interest on lease liabilities	402	393
Operating lease cost	4,589	3,840
Short-term lease cost	266	379
Variable lease cost	584	531
Total lease cost	7,054	6,123
Less: Sublease income	(83)	(111)
Net lease cost	$6,971	$6,012

Other information related to leases was as follows:

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,083	$4,330
Operating cash flows from finance leases	404	400
Financing cash flows from finance leases	1,246	1,119
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	1,313	2,863
Finance leases	471	1,317
Weighted average remaining lease term (years):
Operating leases	6.8	7.3
Finance lease	6.5	7.1
Weighted average discount rate:
Operating leases	8.6%	8.6%
Finance leases	6.5%	6.8%

Approximate future minimum rental commitments under non-cancellable leases as of June 30, 2026 were as follows:

	Operating Leases	Finance Leases
2027	$4,589	$1,442
2028	3,140	1,305
2029	2,450	944
2030	1,909	652
2031	1,818	555
Thereafter	6,461	1,793
Total future lease payments	20,367	6,691
Less: Amount representing interest	(5,149)	(1,164)
Present value of future payments	$15,218	$5,527

I. SHAREHOLDERS' EQUITY

The total number of shares of common stock outstanding at June 30, 2026 and 2025 was 14,423,539 and 14,150,581, respectively. At June 30, 2026 and 2025, treasury stock consisted of 209,263 and 482,181 shares of common stock, respectively. The Company issued 272,918 and 155,597 shares of treasury stock in fiscal 2026 and 2025, respectively, to fulfill its obligations under its incentive compensation plans. The Company also recorded forfeitures of 2,195 and 0 shares of previously issued restricted stock in fiscal 2026 and 2025, respectively. The difference between the cost of treasury shares and the option price is recorded in common stock.

Under an authorization given by the Board of Directors on July 27, 2012, the Company is permitted to make open market purchases of its common stock.  The Company did not make any open market purchases during the two most recent fiscal years.  As of June 30, 2026 and 2025, 315,000 shares remain authorized for purchase.

Cash dividends per share were $0.16 and $0.16 in fiscal 2026 and 2025.

The Company is authorized to issue 200,000 shares of preferred stock, none of which have been issued. The Company has designated 150,000 shares of the preferred stock as Series A Junior Preferred Stock.

The components of accumulated other comprehensive income (loss) included in equity as of June 30, 2026 and 2025 are as follows:

	2026	2025
Translation adjustments	$9,041	$15,036
Benefit plan adjustments, net of income taxes of ($298) and $154 respectively	(8,753)	(11,461)
Net gain (loss) on cash flow hedge derivatives, net of income taxes of $0 and $210, respectively	-	284
Net gain (loss) on net investment hedge derivatives, net of income taxes of $0 and ($103), respectively	-	(129)
Accumulated other comprehensive income (loss)	$288	$3,730

A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the years ended June 30, 2026 and June 30, 2025 is as follows:

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2024	$(849)	$(8,062)	$504	$1,502
Other comprehensive income (loss) before reclassifications	15,885	-	-	-
Return on plan assets	-	(1,808)	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	(1,591)	(220)	(1,631)
Net current period other comprehensive income (loss)	15,885	(3,399)	(220)	(1,631)
Balance at June 30, 2025	$15,036	$(11,461)	$284	$(129)

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance at June 30, 2025	$15,036	$(11,461)	$284	$(129)
Other comprehensive income (loss) before reclassifications	(5,995)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	2,708	(284)	129
Net current period other comprehensive income (loss)	(5,995)	2,708	(284)	129
Balance at June 30, 2026	$9,041	$(8,753)	$-	$-

Reconciliation for the changes in benefit plan adjustments, net of tax for the year ended June 30, 2026 is as follows:

Amount
Reclassified
Changes in benefit plan items
Actuarial income (loss)	$3,170
Transition asset and prior service benefit	33
Translation	(43)
Total amortization	3,160
Income taxes	(452)
Total changes, net of tax	$2,708

Reconciliation for the changes in benefit plan adjustments, net of tax for the year ended June 30, 2025 is as follows:

Amount
Reclassified
Changes in benefit plan items
Actuarial income (loss)	$(1,741)
Transition asset and prior service benefit	14
Return on plan assets	(1,808)
Translation	123
Total amortization	(3,412)
Income taxes	13
Total changes, net of tax	$(3,399)

J. BUSINESS SEGMENTS AND FOREIGN OPERATIONS

The Company and its subsidiaries are engaged in the manufacture and sale of marine and heavy duty off-highway power transmission equipment. Principal products include marine transmissions, azimuth drives, surface drives, propellers and boat management systems, as well as power-shift transmissions, hydraulic torque converters, power take-offs, industrial clutches and controls systems. The Company sells to both domestic and foreign customers in a variety of market areas, principally pleasure craft, commercial, and military marine markets, energy and natural resources, government, and industrial markets.

Net sales by product group for the years ended June 30 is summarized as follows:

	June 30, 2026	June 30, 2025
Industrial	$46,067	$41,502
Land-based transmissions	89,698	80,192
Marine and propulsion systems	227,675	201,101
Other	17,830	17,943
Total	$381,270	$340,738

Industrial products include clutches, power take-offs and pump drives sold to the agriculture, recycling, construction and oil and gas markets. The land-based transmission products include applications for oil field and natural gas, military, and airport rescue and firefighting. The marine and propulsion systems include marine transmission, azimuth drives, controls, surface drives, and propellers for the global commercial marine, pleasure craft, and patrol boat markets. Other includes non-Twin Disc manufactured products sold through Company-owned distribution entities.

The Company has two reportable segments: manufacturing and distribution.  Its segment structure reflects the way chief operating decision-maker (“CODM”) makes operating decisions and manages the growth and profitability of the business. It also corresponds with the CODM’s approach of allocating resources and assessing the financial performance of its segments. The Company’s CODM is the Chief Executive Officer, who reviews financial information for the two reportable segments. The accounting practices of the segments are the same as those described in the summary of significant accounting policies. Transfers among segments are at established inter-company selling prices.  The CODM evaluates the performance of its segments based on net sales, gross profit (loss), operating income (loss), and net earnings (loss).

The following table presents the selected financial information with respect to the Company’s reportable segments for the year ended June 30, 2026:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$340,456	$115,720	$-	$(74,906)	$381,270
Intra-segment sales	(8,559)	(13,941)	-	22,500	-
Inter-segment sales	(47,736)	(4,670)	-	52,406	-
Total consolidated net sales	284,161	97,109	-	-	381,270

Cost of goods sold:
Cost of goods sold	262,298	91,736	-	(75,324)	278,710
Intra-segment cost of goods sold	(8,559)	(13,941)	-	22,500	-
Inter-segment cost of goods sold	(47,736)	(4,670)	-	52,406	-
Total consolidated cost of goods sold	206,003	73,125	-	(418)	278,710

Gross profit	78,158	23,984	-	(418)	102,560

Marketing, engineering and administrative expenses	43,729	15,373	25,353	-	84,455
Restructuring expense	366	-	-	-	366
Other operating income	152	-	(373)	-	(221)
Operating income (loss)	33,911	8,611	(24,980)	(418)	17,960

Other income (expense):
Interest income	1,567	542	1,880	(3,956)	33
Interest expense	(6,958)	(9)	(67)	3,956	(3,078)
Other income (expense)	(13,214)	(6,713)	18,711	(103)	(1,319)
Total consolidated other income (expense)	(18,605)	(6,180)	20,524	(103)	(4,364)

Pretax earnings (loss)	15,306	2,431	(4,456)	(521)	13,596

Income tax benefit (expense)	(14,085)	(2,132)	30,229	(38)	13,974
Net income (loss)	1,221	299	25,773	(559)	27,570

Minority interest	-	493	-	-	493
Net income (loss) attributable to Twin Disc, Incorporated	$1,221	$(194)	$25,773	$(559)	$27,077

Total consolidated assets	$521,842	$78,369	$(142,599)	$(56,367)	$401,245

Depreciation and amortization	$11,925	$396	$1,425	$-	$13,746
Expenditures for segment assets	10,452	1,003	2,258	-	13,713

The following table presents the selected financial information with respect to the Company’s reportable segments for the year ended June 30, 2025:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	As Adjusted Consolidated
Net sales:
Net sales	$295,550	$130,956	$-	$(85,768)	$340,738
Intra-segment sales	(7,213)	(21,043)	-	28,256	-
Inter-segment sales	(52,691)	(4,821)	-	57,512	-
Total consolidated net sales	235,646	105,092	-	-	340,738

Cost of goods sold:
Cost of goods sold	228,610	104,165	-	(85,960)	246,815
Intra-segment cost of goods sold	(7,213)	(21,043)	-	28,256	-
Inter-segment cost of goods sold	(52,691)	(4,821)	-	57,512	-
Total consolidated cost of goods sold	168,706	78,301	-	(192)	246,815

Gross profit	66,940	26,791	-	(192)	93,923

Marketing, engineering and administrative expenses	41,388	14,796	26,247	-	82,431
Restructuring expenses	252	93	63	-	408
Operating income (loss)	25,300	11,902	(26,310)	(192)	11,084

Other income (expense):
Interest income	1,045	550	1,801	(3,329)	67
Interest expense	(5,900)	(7)	(68)	3,329	(2,646)
Other income (expense)	(14,725)	(6,537)	15,818	(95)	(5,539)
Total consolidated other income (expense)	(19,580)	(5,994)	17,551	(95)	(8,118)

Pretax earnings (loss)	5,720	5,908	(8,759)	(287)	2,966

Income tax benefit (expense)	(1,476)	(2,151)	228	31	(3,368)
Net income (loss)	4,244	3,757	(8,531)	(256)	(402)

Minority interest	-	(295)	-	-	(295)
Net income (loss) attributable to Twin Disc, Incorporated	$4,244	$3,462	$(8,531)	$(256)	$(697)

Total consolidated assets	$519,247	$66,087	$(186,291)	$(11,347)	$387,696

Depreciation and amortization	$13,281	$353	$1,265	$-	$14,899
Expenditures for segment assets	11,590	1,902	1,665	-	15,157

Corporate expenses pertain to certain costs that are not allocated to the reportable segments, primarily consisting of corporate overhead costs, including administrative functions and global functional expenses.

Geographic information about the Company for the years ended June 30 is summarized as follows:

	2026	2025
Net sales
United States	$106,207	$87,549
Netherlands	61,888	52,735
Finland	32,695	24,618
China	29,100	28,666
Australia	20,356	22,358
Italy	13,111	10,420
Other countries	117,913	114,392
Total	$381,270	$340,738

Net sales by geographic region are based on product shipment destination.

Long-lived assets primarily pertain to property, plant, and equipment and exclude goodwill, other intangibles, and deferred income taxes. They are summarized as follows:

Long-lived assets	2026	2025
United States	$36,324	$39,949
Netherlands	10,400	11,426
Finland	16,561	15,660
Belgium	7,563	8,184
Canada	4,870	5,952
Other Countries	9,326	8,411
Total	$85,044	$89,582

No one customer accounted for 10% of consolidated net sales in fiscal year 2026 and 2025.

Disaggregated revenue:

The following tables present details deemed most relevant to the users of the financial statements for the years ended June 30, 2026 and June 30, 2025.

Net sales by product group for the year ended June 30, 2026 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$45,622	$4,265	$(3,820)	$46,067
Land-based transmissions	84,879	19,973	(15,154)	89,698
Marine and propulsion systems	209,955	71,702	(53,982)	227,675
Other	-	19,780	(1,950)	17,830
Total	$340,456	$115,720	$(74,906)	$381,270

Net sales by product group for the year ended June 30, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$40,717	$5,176	$(4,391)	$41,502
Land-based transmissions	76,171	16,621	(12,600)	80,192
Marine and propulsion systems	178,553	90,196	(67,648)	201,101
Other	109	18,963	(1,129)	17,943
Total	$295,550	$130,956	$(85,768)	$340,738

K. STOCK-BASED COMPENSATION

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

Shares available for future awards as of June 30 were as follows (assuming that outstanding performance awards are issued at the target level of performance):

	2026	2025
Omnibus Plan	186,786	566,168

Performance Stock Awards (“PSA”)

In fiscal 2026 and 2025, the Company granted a target number of 166,537 and 116,091 PSAs, respectively, to various employees and consultants of the Company, including executive officers.

The PSAs granted in fiscal 2026 will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2028. These PSAs are subject to adjustment if the Company's return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 333,074. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

The PSAs granted in fiscal 2025 will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2027. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 227,610. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

There were 280,342 and 233,154 unvested PSAs outstanding at June 30, 2026 and 2025, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. A total of 2,810 and 2,286 shares of performance stock awards were forfeited during fiscal 2026 and 2025, respectively. The compensation expense for the year ended June 30, 2026 and 2025, related PSAs, was $2,018 and $1,951, respectively. The tax expense from compensation expense for the year ended June 30, 2026 and 2025, related PSAs, was $473 and $417, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2026 was $10.69. At June 30, 2026, the Company had $1,543 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2026 and 2025 awards. The total fair value of performance stock awards vested in fiscal 2026 and fiscal 2025 was $2,762.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. The fiscal 2025 PSUAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSUA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2026. These PSUAs are subject to adjustment if the Company's return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 16,006.

There were 0 and 8,003 unvested PSUAs outstanding at June 30, 2026 and 2025, respectively. A total of 0 and 2,470 shares of PSUAs were forfeited during fiscal 2026 and 2025, respectively. The compensation expense for the year ended June 30, 2026 and 2025, related to PSUAs was $202 and $24. respectively. The tax expense from compensation expense for the year ended June 30, 2026 and 2025, related PSUAs, was $47 and $6, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2026 was $12.15. At June 30, 2026, the Company had $0 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2026 and 2025 awards. The total fair value of performance stock awards vested in fiscal 2026 and fiscal 2025 was $190 and $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation over the vesting period, which is generally 1 to 3 years. During fiscal 2026 and 2025, the Company granted 148,750 and 48,733 service based restricted shares, respectively, to employees and non-employee directors in each year. A total of 2,195 and 0 shares of restricted stock were forfeited during fiscal 2026 and 2025, respectively. There were 221,727 and 252,888 unvested shares outstanding at June 30, 2026 and 2025, respectively. Compensation expense of $1,196 and $1,266 was recognized during the year ended June 30, 2026 and 2025, respectively, related to these service-based awards. The tax benefit from compensation expense for the year ended June 30, 2026 and 2025, related to these service-based awards, was $280 and $297, respectively. The total fair value of restricted stock grants vested in fiscal 2026 and 2025 was $1,896 and $464, respectively. As of June 30, 2026, the Company had $910 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. In fiscal 2026 and 2025, the Company granted 0 and 77,395 RSUs, respectively, to various employees of the Company, including executive officers. A total of 0 and 1,601 shares of restricted stock unit awards were forfeited during fiscal 2026 and 2025, respectively. There were 79,174 and 82,883 unvested RSUs outstanding at June 30, 2026 and June 30, 2025, respectively. Compensation expense of $429 and $866 was recognized during the year ended June 30, 2026 and 2025, respectively. The tax benefit from compensation expense for the year ended June 30, 2026 and 2025, related to these service-based awards, was $101 and $203, respectively. The total fair value of restricted stock grants vested in fiscal 2026 and 2025 was $33 and $1,779, respectively. The weighted average grant date fair value of the unvested awards at June 30, 2026 was $12.84. As of June 30, 2026, the Company had $350 of unrecognized compensation expense related to RSUs which will be recognized over the next year.

L. ENGINEERING AND DEVELOPMENT COSTS

Engineering and development costs include research and development expenses for new products, development and major improvements to existing products, and other costs for ongoing efforts to refine existing products. Research and development costs charged to operations totaled $2,856 and $2,699 in fiscal 2026 and 2025, respectively. Total engineering and development costs were $13,441 and $12,236 in fiscal 2026 and 2025, respectively, and are primarily recorded within marketing, engineering and administrative expenses on the consolidated statements of operations and comprehensive income.

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

The measurement date for the Company’s pension and postretirement benefit plans in fiscal 2026 and 2025 was June 30.

Obligations and Funded Status

The following table sets forth the Company's defined benefit pension plans’ and other postretirement benefit plans’ funded status and the amounts recognized in the Company's balance sheets and statement of operations and comprehensive income as of June 30:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2026	2025	2026	2025
Change in benefit obligation:
Benefit obligation, beginning of year	$66,424	$68,110	$2,870	$3,169
Service cost	352	352	5	7
Interest cost	3,132	3,404	139	165
Prior service cost (benefit)	21	21	-	-
Actuarial loss (gain)	82	1,753	(9)	33
Contributions by plan participants	139	137	159	155
Benefits paid	(7,977)	(7,353)	(660)	(659)
Benefit obligation, end of year	$62,173	$66,424	$2,504	$2,870

Change in plan assets:
Fair value of assets, beginning of year	$56,860	$62,660	$-	$-
Actual return on plan assets	3,737	2,616	-	-
Return on plan assets	-	(1,808)	-
Employer contribution	656	608	501	504
Contributions by plan participants	139	137	159	155
Benefits paid	(7,977)	(7,353)	(660)	(659)
Fair value of assets, end of year	$53,415	$56,860	$-	$-

Funded status	$(8,758)	$(9,564)	$(2,504)	$(2,870)

Amounts recognized in the balance sheet consist of:
Other assets - noncurrent	$40	$15	$-	$-
Accrued liabilities - current	(282)	(380)	(591)	(237)
Accrued retirement benefits - noncurrent	(8,516)	(9,199)	(1,913)	(2,633)
Net amount recognized	$(8,758)	$(9,564)	$(2,504)	$(2,870)

Amounts recognized in accumulated other comprehensive income (loss) consist of (net of tax):
Net transition obligation	$-	$26	$-	$-
Prior service benefit	(180)	(185)	-	-
Actuarial net loss (gain)	9,212	11,937	(279)	(317)
Net amount recognized	$9,032	$11,778	$(279)	$(317)

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during the next fiscal year for the qualified defined benefit and other postretirement benefit plans are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits
Net transition obligation	$-	$-
Prior service cost (benefit)	36	-
Actuarial net loss (gain)	226	(49)
Net amount to be recognized	$262	$(49)

The accumulated benefit obligation for all defined benefit pension plans was approximately $62,173 and $66,424 at June 30, 2026 and 2025, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30
	2026	2025
Projected and accumulated benefit obligation	$58,323	$62,355
Fair value of plan assets	49,525	52,776

Components of Net Periodic Benefit Cost (Income):

	Pension Benefits
	2026	2025
Service cost	$356	$347
Interest cost	3,134	3,400
Prior service cost	21	21
Expected return on plan assets	(3,043)	(3,411)
Amortization of transition obligation	33	42
Amortization of prior service cost	-	26
Amortization of actuarial net loss	2,590	984
Net periodic benefit cost (income)	$3,091	$1,409

	Other Postretirement Benefits
	2026	2025
Service cost	$5	$7
Interest cost	139	165
Amortization of prior service cost	-	-
Amortization of actuarial net loss (gain)	(53)	(262)
Net periodic benefit cost (income)	$91	$(90)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss) for Fiscal 2026 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss (gain)	$(624)	$(10)
Amortization of transition asset	(32)	-
Amortization of prior service cost (benefit)	(1)	-
Amortization of net loss (gain)	(2,590)	53
Translation	(110)	-
Total recognized in other comprehensive income (loss)	(3,357)	43
Net periodic benefit cost (income)	3,091	91
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$(266)	$134

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss for Fiscal 2025 (Pre-tax):

		Other
		Postretirement
	Pension	Benefits
Net loss (income)	$2,487	$34
Amortization of transition asset	(43)	-
Amortization of prior service cost (benefit)	(27)	-
Amortization of net loss (gain)	(985)	262
Translation	(154)	-
Total recognized in other comprehensive income (loss)	1,278	296
Net periodic benefit cost (income)	1,409	(90)
Total recognized in net periodic benefit cost (income) and other comprehensive income (loss)	$2,687	$206

Additional Information

Assumptions

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine benefit obligations at June 30
	2026	2025	2026	2025
Discount rate	4.90%	5.00%	5.02%	5.28%
Expected return on plan assets	5.78%	5.74%

			Other
	Pension Benefits		Postretirement Benefits
Weighted average assumptions used to determine net periodic benefit costs for years ended June 30
	2026	2025	2026	2025
Discount rate	4.79%	4.97%	5.28%	5.66%
Expected return on plan assets	5.56%	5.55%

The assumed weighted-average healthcare cost trend rate was 6.2% in fiscal 2026, grading down to 3.7% in fiscal 2073.

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

The Company’s pension plan weighted-average asset allocations at June 30, 2026 and 2025 by asset category were as follows:

	Target	June 30
Asset Category	Allocation	2026	2025
Equity securities	15%	16%	15%
Debt securities	75%	76%	78%
Real estate	10%	8%	7%
	100%	100%	100%

Due to market conditions and other factors, actual asset allocation may vary from the target allocation outlined above. The U.S. pension plans held 34,211 shares of Company stock with a fair market value of $794 (1.7% of total plan assets) at June 30, 2026 and 98,211 shares with a fair market value of $867 (1.7% of total plan assets) at June 30, 2025.

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
Level II

Unadjusted quoted prices in active markets for similar instruments, or

Unadjusted quoted prices for identical or similar instruments in markets that are not active, or

Other inputs that are observable in the market or can be corroborated by observable market data

Level III	Use of one or more significant unobservable inputs

The following table presents plan assets using the fair value hierarchy as of June 30, 2026:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$855	$855	$-	$-
Equity securities:
Company common stock (a)	794	794	-	-
Common stock (a)	2,647	2,647	-	-
Mutual funds (b)	4,090	4,090	-	-
Annuity contracts (c)	6,423	-	-	6,423
Total	$14,809	$8,386	$-	$6,423
Investments Measured at Net Asset Value (d)	38,606
Total	$53,415

The following table presents plan assets using the fair value hierarchy as of June 30, 2025:

	Total	Level I	Level II	Level III
Cash and cash equivalents	$924	$924	$-	$-
Equity securities:
Company common stock (a)	867	867	-	-
Common stock (a)	2,537	2,537	-	-
Mutual funds (b)	4,434	4,434	-	-
Annuity contracts (c)	7,080	-	-	7,080
Total	$15,842	$8,762	$-	$7,080
Investments Measured at Net Asset Value (d)	41,018
Total	$56,860

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

The following table sets forth additional disclosures for the fair value measurement of the fair value of pension plan assets that calculate fair value based on NAV per share practical expedient as of June 30, 2026 and June 30, 2025:

	2026	2025
Fixed income funds	$35,118	$37,687
Real estate	3,488	3,331
Total	$38,606	$41,018

The following tables present a reconciliation of the fair value measurements using significant unobservable inputs (Level III) as of June 30, 2026 and 2025:

	2026	2025
Beginning balance	$7,080	$6,264
Actual return on plan assets:
Relating to assets still held at reporting date	480	1,362
Purchases, sales and settlements, net	(1,137)	(546)
Ending balance	$6,423	$7,080

Cash Flows

Contributions

The Company expects to contribute $1,979 to its defined benefit pension plans in fiscal 2027.

The Company expects to contribute $591 to its other postretirement benefit plans in fiscal 2027.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

		Other
	Pension	Postretirement
	Benefits	Benefits

2027	$6,624	$591
2028	6,544	449
2029	6,352	305
2030	2,867	273
2031	5,915	239
Years 2032 - 2036	27,160	647

The Company does not expect to make any Part D reimbursements for the periods presented.

The Company sponsors defined contribution plans covering substantially all domestic employees and certain foreign employees. These plans provide for employer contributions based primarily on employee participation. The total expense under the plans was $2,683 and $2,447 in fiscal 2026 and 2025, respectively. These amounts are recorded in cost of goods sold and marketing, engineering and administration costs.

N. INCOME TAXES

United States and foreign income (loss) before income taxes and minority interest as of June 30 were as follows:

		As Adjusted
	2026	2025
United States	$(5,948)	$(11,132)
Foreign	19,544	14,098
	$13,596	$2,966

The provision (benefit) for income taxes is comprised of the following:

		As Adjusted
	2026	2025
Currently payable:
Federal	$(331)	$(32)
State	438	62
Foreign	3,965	4,919
	4,072	4,949
Deferred:
Federal	$(15,820)	$-
State	(2,760)	(289)
Foreign	534	(1,292)
	(18,046)	(1,581)
	$(13,974)	$3,368

The components of the net deferred tax asset as of June 30 are summarized in the table below.

		As Adjusted
	2026	2025
Deferred tax assets:
Retirement plans and employee benefits	$4,828	$5,065
Foreign tax credit carryforwards	1,502	9,639
Federal tax credits, net of ASU 2013-11	815	1,645
State net operating loss and other state credit carryforwards, net of ASU 2013-11	1,407	2,651
Reserves	1,100	1,053
Inventories	151	1,138
Research & experimental expenditure capitalization	2,068	1,118
Foreign net operating loss carryforwards	265	450
Accrued liabilities	8,943	620
Right of use assets - operating leases	3,875	4,629
Disallowed interest	-	1,751
Capital loss carryforward	-	108
Translation adjustment	1,094	1,417
Other assets	405	298
	26,453	31,582
Valuation allowance	(58)	(16,502)
	$26,395	$15,080

Deferred tax liabilities:
Inventories	$1,601	$7,521
Property, plant and equipment	2,509	2,719
Intangible assets	1,152	1,058
Long term operating lease obligations	4,169	4,917
Hedging	-	11
Other liabilities	351	362
	9,782	16,588
Total net deferred tax liabilities	$16,613	$(1,508)

At June 30, 2026 the Company has net operating loss carryforwards (“NOLs”) of approximately $0 and $11,685 for federal and state income tax purposes, respectively, which will expire at various dates from fiscal year 2027 – 2045. During the year, the Company filed accounting method change applications with the Internal Revenue Service, which resulted in changes to certain tax attribute balances, including inventory, prepaids and deferred revenue. The Company has federal and state tax Research & Development credit (“R&D credits”) carryforwards of approximately $1,345 and $1,190, respectively. Federal R&D credits will expire at various dates from fiscal years 2038 – 2046, while state R&D credits will expire at various dates from fiscal years 2063 – 2076. The Company has foreign tax credit carryforwards of approximately $1,502, which will expire at various dates from fiscal 2027-2034.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, the Company takes into account such factors as prior earnings history, expected future earnings, carry-back and carry-forward periods, and available tax planning strategies.

During fiscal 2026, the Company reassessed the realizability of its deferred tax assets and concluded that its domestic valuation allowance was no longer required. This conclusion was supported by improved operating results, including a three-year cumulative income position, as well as the implementation of tax planning strategies during the year. As a result, the Company released $23,879 of valuation allowance and recognized a corresponding income tax benefit. Of the total valuation allowance released, $7,462 was recorded directly to retained earnings in connection with the change in inventory valuation method from LIFO to FIFO, and $16,417 was recognized as an income tax benefit in the Consolidated Statement of Operations and Comprehensive Income (Loss).

The table below provides the updated requirements of ASU 2023-09, on a prospective basis. See Note A – Description of Business and Summary of Significant Accounting Policies- Recently Adopted Accounting Standards section for additional details on the adoption of ASU- 2023-09.

Following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations and other comprehensive income (loss) for the year-end June 30, 2026:

	2026
	Amount	Percentage
United States Statutory Tax Rate	2,855	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	(2,416)	(17.8%)
Foreign Tax Effects
Belgium
Other	375	2.8%
Italy
Other	202	1.5%
Japan
Other	215	1.6%
Netherlands
Return to Provision	(654)	(4.8%)
Innovation box regime	(583)	(4.3%)
Other	126	0.9%
Singapore
Withholding tax	427	3.1%
Other	(65)	(0.5%)
Other foreign jurisdictions	350	2.6%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	0.0%
Effect of Cross-Border Tax Laws
Subpart F	1,863	13.7%
Global Intangible Low-Taxed Income	5,471	40.2%
Foreign-derived Intangible Income	(4,726)	(34.8%)
Other	43	0.3%
Tax Credits
Foreign tax credit	(3,888)	(28.6%)
Other	(129)	(1.0%)
Changes in Valuation Allowances	(13,854)	(101.9%)
Nontaxable or Nondeductible items
Other	249	1.8%
Changes in Unrecognized Tax Benefits	-	0.0%
Other Adjustments
Deferred True-ups	131	1.0%
Other	34	0.2%
Effective Tax Rate	$(13,974)	(102.8%)

(1)	State taxes in New Hampshire and Wisconsin make up the majority of the tax effect in this category as well as the release of the state valuation.

The Company’s effective tax rate of (102.8%) was primarily driven by the release of the Federal and State valuation allowance, and foreign inclusion items: GILTI, FDII and subpart F.

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

The change in tax law has had an immaterial net impact on the tax provision for the year ended  June 30, 2026. The advantageous provisions of the tax act were not beneficial to the Company in their efforts to utilize expiring tax attributes.

As previously disclosed and adjusted, the following is a reconciliation of the applicable U.S. federal income taxes to the actual income taxes reflected in the statements of operations and other comprehensive income (loss) for the year-end June 30, 2025:

As Adjusted 2025
U.S. federal income tax at 21%	$623
Increases (reductions) in tax resulting from:
U.S. Foreign inclusion items	902
Foreign rate differences	361
Foreign permanent items	336
Foreign prior period adjustments	(79)
Foreign other	5
State taxes	(242)
Change in prior year estimate	61
Research & development tax credits	(13)
Stock compensation	155
Deferred tax basis adjustments	1,990
Executive compensation	372
Valuation allowance	(1,173)
Other, net	70
$3,368

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

Annually, the company files income tax returns in various taxing jurisdictions inside and outside the United States. In general, the tax years that remain subject to examination are 2021 through 2026 for our major operations in Belgium, Japan, Netherlands, Singapore and Australia. The tax years open to examination in the U.S. are for years subsequent to fiscal 2022, however some statutes remain open with respect to certain tax attribute carryforwards until those attributes are utilized.

The Company has approximately $757 and $644 of unrecognized tax benefits as of June 30, 2026 and June 30, 2025 respectively, which, if recognized would impact the effective tax rate. The Company’s policy is to accrue interest and penalties related to unrecognized tax benefits in income tax expense.

Below is a reconciliation of beginning and ending amount of unrecognized tax benefits as of June 30:

	2026	2025
Unrecognized tax benefits, beginning of year	$644	$766
Additions based on tax positions related to the prior year	44	95
Additions based on tax positions related to the current year	83	38
Reductions based on tax positions related to the prior year	-	(28)
Subtractions due to statues closing	(14)	(227)
Unrecognized tax benefits, end of year	$757	$644

Substantially all of the Company’s unrecognized tax benefits as of June 30, 2026, if recognized, would affect the effective tax rate. As of June 30, 2026 and 2025, the amounts accrued for interest and penalties totaled $2 and $6, respectively, and are not included in the reconciliation above.

The Company made tax payments and received tax refunds during the year ended June 30, 2026 as follows:

	2026	2025
U.S. Federal	$165	$-
State:
State - Other	149	-
Foreign:
Belgium	2,879	-
Italy	433	-
Japan	672	-
Netherlands	842	-
Singapore	569	-
Other	127	-
Total cash paid for income taxes (net of refunds)	$5,836	$-

Total cash paid for income taxes (prior to ASU 2023-09)	$-	$3,844

O. CONTINGENCIES

The Company is involved in litigation of which the ultimate outcome and liability to the Company, if any, are not presently determinable. Management believes that final disposition of such litigation will not have a material impact on the Company’s results of operations, financial position or cash flows, either individually or in the aggregate.

Tariffs:

On February 20, 2026, the U.S. Supreme Court invalidated tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The ruling did not address the availability, timing or mechanics of any potential refunds related to tariffs previously collected, and the outcome of any related administrative or legal processes remains uncertain. Following the ruling, the U.S. administration implemented new tariffs under alternative statutory authority, including Section 122 of the Trade Act of 1974, which permits temporary import surcharges subject to statutory limits and duration requirements. In April 2026, the U.S. Court of International Trade (“CIT”) issued an order for the U.S. Customs and Border Protection (“CBP”) to treat the IEEPA Tariffs as unlawful and administer affected import entries accordingly. As a result of the order, the CBP must recalculate duties without the IEEPA tariffs and ensure that importers of record receive the benefit of the Supreme Court ruling in the form of refunds for such amounts paid and interest. On June 2, 2026, the Department of Justice filed an appeal with the U.S. Court of Appeals for the Federal Circuit challenging the CIT's order requiring CBP to provide refunds of IEEPA tariffs on a broad, nationwide basis. Multiple legal challenges to the Section 122 tariffs have been filed as well, and on May 7, 2026, the U.S. Court of International Trade ruled that the Section 122 tariffs are unlawful; however, the court's injunction applies only to the named plaintiffs, and the tariffs remain in effect for all other importers pending appeal.

The Company is evaluating the impact of the Supreme Court ruling and the subsequent order issued by the CIT, and is monitoring related developments from the CBP regarding its plan to process refunds to importers of record, including the launch on April 20, 2026 of the CBP's Consolidated Administration and Processing of Entries (“CAPE”) system for submitting refund claims, as well as the administration’s decision on whether or not to appeal the CIT’s order. As of June 30, 2026, the Company has not recorded a receivable related to potential refunds for IEEPA Tariffs paid by the Company. The ultimate resolution of this matter, including the administration’s decision to appeal the CIT’s order, the extent and manner in which costs previously incurred and paid may be recoverable through the CBP, and the timing of any potential recovery remains uncertain.

P. RESTRUCTURING OF OPERATIONS

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

The Company continued its restructuring plans with regard to its Belgian operations during fiscal year 2026 and 2025. A voluntary program was implemented to reduce the workforce. The action was taken to allow the Belgian operation to focus resources on core manufacturing processes, while allowing for savings on the outsourcing of non-core processes.

Total restructuring charges relating to streamlining operations totaled $227 and $369 in fiscal year June 30, 2026 and June 30, 2025, respectively.

The following is a roll-forward of restructuring activity:

Accrued restructuring liability, June 30, 2025	$39
Additions	366
Payments, adjustments and write-offs during the year	(227)
Accrued restructuring liability, June 30, 2026	$177

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

The components of basic and diluted earnings per share were as follows:

		As Adjusted
	2026	2025
Basic:
Net income (loss)	$27,570	$(402)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	493	295
Net income (loss) attributable to Twin Disc, Incorporated	27,077	(697)

Weighted average shares outstanding - basic	14,119	13,856

Basic earnings (loss) per share:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$1.92	$(0.05)

Diluted:
Net income (loss)	$27,570	$(402)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	493	295
Net income (loss) attributable to Twin Disc, Incorporated	27,077	(697)

Weighted average shares outstanding - basic	14,119	13,856
Effect of dilutive stock awards	467	-
Weighted average shares outstanding - diluted	14,586	13,856

Diluted earnings (loss) per share:
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$1.86	$(0.05)

The following potential common shares were excluded from diluted EPS for the year-ended June 30, 2025 as the Company reported a net loss: 404.3 related to the Company’s unvested PSAs, 10.5 related to the Company’s unvested PSAUs, 121.0 related to the Company’s unvested RS awards, and 55.0 related to the Company’s unvested RSUs.

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

Interest Rate Swaps Designated as Cash Flow Hedges

During the year the Company had one interest rate swap contract that matured as of March 4, 2026, with a notional amount of $6,500. It had been designated as a cash flow hedge in accordance with ASC 815, Derivatives and Hedging.

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

Net unrealized after-tax losses related to cash flow hedging activities that were included in accumulated other comprehensive income (loss) were $0 and ($285) for the years ended June 30, 2026 and 2025, respectively. The unrealized amounts in accumulated other comprehensive loss will fluctuate based on changes in the fair value of open contracts during each reporting period.

Derivatives Designated as Net Investment Hedges

On June 30, 2026, the Company refinanced and replaced its Credit Agreement as discussed in Note G, Debt, of the notes to the consolidated financial statements. As part of the refinance of the credit agreement the Revolving Loan designated in euro was paid in full.

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. As discussed in Note G, Debt, of the notes to the consolidated financial statements, during the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,500, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in fair value of the euro revolver were then reported in accumulated other comprehensive loss along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax income (loss) related to net investment hedging activities that were included in accumulated other comprehensive income (loss) were $0 and $129 for the years ended June 30, 2026 and 2025, respectively.

Foreign Currency Forward Contracts Not Designated as Hedges

The Company primarily enters into forward exchange contracts to reduce the earnings and cash flow impact of non-functional currency denominated receivables and payables. These contracts are highly effective in hedging the cash flows attributable to changes in currency exchange rates. Gains and losses resulting from these contracts offset the foreign exchange gains or losses on the underlying assets and liabilities being hedged. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Gains and losses on these contracts are recorded in other expense, net in the consolidated statement of operations and comprehensive income (loss) as the changes in the fair value of the contracts are recognized and generally offset the gains and losses on the hedged items in the same period. The primary currency to which the Company was exposed in fiscal 2026 and 2025 was the euro. At June 30, 2026 and 2025, there were no significant forward exchange contracts outstanding.

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

The fair value of derivative instruments included in the consolidated balance sheets at June 30 were as follows:

	Balance Sheet Location	2026	2025
Derivative designated as hedge:
Interest rate swap	Other current assets	$-	$75

The impact of the Company’s derivative instruments on the consolidated statement of operations and comprehensive income (loss) for the years ended June 30 was as follows:

	Statement of Operations and
	Comprehensive Income (Loss) Location	2026	2025
Derivatives designated as hedges:
Interest rate swap	Interest expense	$162	$270
Interest rate swap	Unrealized gain (loss) on hedges	(285)	(220)
Net investment hedge	Unrealized gain (loss) on hedges	130	(1,631)

S. 2025 IMPACT OF ACCOUNTING METHOD CHANGE

The following tables summarize the effects of the accounting change described in Note B, Inventories, net, of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss), Statements of Cash Flows and Statements of Changes in Equity for the year ended June 30, 2025 and Consolidated Balance Sheets as of June 30, 2025.

See next page.

Consolidated Statement of Operations and Comprehensive Income (Loss)	June 30, 2025
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

Net sales	$340,738	$-	$340,738
Cost of goods sold	246,433	(1,197)	245,236
Cost of goods sold - other	1,579	-	1,579
Gross profit	92,726	1,197	93,923

Marketing, engineering and administrative expenses	82,431	-	82,431
Restructuring expenses	408	-	408
Other operating income	-	-	-
Income (loss) from operations	9,887	1,197	11,084

Other Income (expense):
Interest expense	(2,646)	-	(2,646)
Other income, net	(5,472)	-	(5,472)
	(8,118)	-	(8,118)
Income (loss) before income taxes and noncontrolling interest	1,769	1,197	2,966
Income tax benefit (expense)	3,368	-	3,368
Net income (loss)	(1,599)	1,197	(402)
Less: Net earnings (loss) attributable to noncontrolling interest, net of tax	295	-	295
Net income (loss) attributable to Twin Disc, Incorporated	$(1,894)	$1,197	$(697)

Dividends per share	$0.16	$-	$0.16

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.14)	$0.09	$(0.05)
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.14)	$0.09	$(0.05)

Weighted average shares outstanding data:
Basic shares outstanding	13,856	-	13,856
Diluted shares outstanding	13,856	-	13,856

Comprehensive income (loss)
Net income (loss)	$(1,599)	$1,197	$(402)
Benefit plan adjustments, net of income taxes of $13 and $8, respectively	(3,399)	-	(3,399)
Foreign currency translation adjustment	15,924	-	15,924
Unrealized gain (loss) on hedges, net of income taxes of $0 and 235, respectively	(1,851)	-	(1,851)
Comprehensive income (loss)	9,075	1,197	10,272
Less: Comprehensive income (loss) attributable to noncontrolling interest	334	-	334

Comprehensive income (loss) attributable to Twin Disc, Incorporated	$8,741	$1,197	$9,938

Consolidated Balance Sheet	June 30, 2025
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
ASSETS
Current assets:
Cash	$16,109	$-	$16,109
Trade accounts receivable, net	58,941	-	58,941
Inventories, net	151,951	32,134	184,085
Other current assets	19,914		19,914
Total current assets	246,915	32,134	279,049

Property, plant and equipment, net	69,576	-	69,576
Right-of-use assets operating lease assets	17,250	-	17,250
Goodwill	2,892	-	2,892
Intangible assets, net	13,361	-	13,361
Deferred income tax assets	2,812	-	2,812
Other noncurrent assets	2,756	-	2,756
Total assets	$355,562	$32,134	$387,696

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$3,000	$-	$3,000
Current maturities of right-of-use operating lease obligations	3,393	-	3,393
Accounts payable	38,745	-	38,745
Accrued liabilities	80,655	-	80,655
Total current liabilities	125,793	-	125,793

Long-term debt	28,446	-	28,446
Right-of-use lease obligations	14,357	-	14,357
Accrued retirement benefits	11,832	-	11,832
Deferred income tax liabilities	4,320	-	4,320
Other long-term liabilities	6,423	-	6,423
Total liabilities	191,171	-	191,171

Twin Disc, Incorporated shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	42,269	-	42,269
Retained earnings	125,414	32,134	157,548
Accumulated other comprehensive income (loss)	3,730	-	3,730
	171,413	32,134	203,547
Less treasury stock, at cost (482,181 and 637,778 shares, respectively)	7,402	-	7,402
Total Twin Disc, Incorporated shareholders' equity	164,011	32,134	196,145
Noncontrolling interest	380	-	380
Total equity	164,391	32,134	196,525

Total liabilities and equity	$355,562	$32,134	$387,696

Consolidated Statement of Cash Flows	June 30, 2025
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,599)	$1,197	$(402)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	14,899	-	14,899
Gain on sale of assets	(98)	-	(98)
Loss on write-down of industrial product inventory	1,579	-	1,579
Restructuring charges	39	-	39
Provision for deferred income taxes	(1,581)	-	(1,581)
Stock compensation expense	4,107	-	4,107
Other, net	1,226	-	1,226
Changes in operating assets and liabilities			-
Trade accounts receivable, net	(2,032)	-	(2,032)
Inventories, net	(9,730)	(1,197)	(10,927)
Other assets	2,748	-	2,748
Accounts payable	2,414	-	2,414
Accrued liabilities	12,463	-	12,463
Accrued retirement benefits	(456)	-	(456)
Net cash provided (used) by operating activities	23,979	-	23,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(15,157)	-	(15,157)
Acquisition of Kobelt, less cash acquired	(17,236)	-	(17,236)
Proceeds from sale of property, plant, and equipment	147	-	147
Other, net	(653)	-	(653)
Net cash provided (used) by investing activities	(32,899)	-	(32,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under long-term debt agreement	6,500	-	6,500
Borrowings under revolving loan arrangements	122,264	-	122,264
Repayments of revolving loan arrangements	(122,264)	-	(122,264)
Repayments of other long-term debt	(2,500)	-	(2,500)
Payments of right-of-use finance lease obligations	(1,119)	-	(1,119)
Dividends paid to shareholders	(2,284)	-	(2,284)
Dividends paid to noncontrolling interest	(306)	-	(306)
Payments of withholding taxes on stock compensation	(1,256)	-	(1,256)

Net cash provided (used) by financing activities	(965)	-	(965)

Effect of exchange rate changes on cash	5,924	-	5,924
Net change in cash	(3,961)	-	(3,961)

Cash:
Beginning of period	20,070	-	20,070

End of period	$16,109	$-	$16,109

Consolidated Statements of Changes in Equity	June 30, 2025
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Retained earnings
Balance at June 30, 2024	129,592	30,937	160,529
Net income (loss) attributable to Twin Disc	(1,894)	1,197	(697)
Dividends paid to shareholders	(2,284)	-	(2,284)
Balance at June 30, 2025	$125,414	$32,134	$157,548

As a result of the retrospective application of the change in accounting principle, the following financial statement line items within the unaudited interim 2026 and 2025 quarterly condensed consolidated financial statements were adjusted, as follows:

	For the Quarter Ended
Consolidated Balance Sheets	September 26, 2025			December 26, 2025			March 27, 2026			June 30, 2026
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Inventories, net	$158,272	$32,134	$190,406	$163,177	$32,134	$195,311	$160,331	$32,134	$192,465	$145,407	$32,621	$178,028
Deferred income tax assets	2,790		2,790	27,551	(7,462)	20,089	27,248	(7,462)	19,786	28,669	(7,576)	21,093
Retained earnings	124,330	32,134	156,464	146,130	24,672	170,802	148,875	24,672	173,547	157,295	25,045	182,340

	For the Quarter Ended
Consolidated Balance Sheets	September 27, 2024			December 27, 2024			March 28, 2025			June 30, 2025
	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Inventories, net	$143,865	$30,937	$174,802	$128,278	$30,937	$159,215	$137,957	$30,937	$168,894	$151,951	$32,134	$184,085
Retained earnings	126,257	30,937	157,194	126,610	30,937	157,547	124,572	30,937	155,509	125,414	32,134	157,548

	For the Quarter Ended
	September 26, 2025			December 26, 2025			March 27, 2026			June 30, 2026
Consolidated Statement of Operations and Comprehensive Income (Loss)	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Cost of goods sold	$57,062	$-	$57,062	$67,813	$-	$67,813	$69,563	$-	$69,563	$84,760	$(487)	$84,273
Gross profit	22,934	-	22,934	22,367	-	22,367	27,131	-	27,131	29,640	487	30,127
Income (loss) from operations	2,235	-	2,235	2,087	-	2,087	5,822	-	5,822	7,328	487	7,815
Income (loss) before income taxes and noncontrolling interest	571	-	571	698	-	698	5,395	-	5,395	6,445	487	6,932
Income tax benefit (expense)	(983)	-	(983)	21,780	(7,462)	14,318	(1,839)	-	(1,839)	2,363	114	2,477
Net income (loss)	(412)	-	(412)	22,478	(7,462)	15,016	3,556	-	3,556	9,036	373	9,409
Net income (loss) attributable to Twin Disc, Incorporated	(518)	-	(518)	22,371	(7,462)	14,909	3,325	-	3,325	8,987	373	9,360

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.04)	$-	$(0.04)	$1.58	$(0.53)	$1.05	$0.23	$-	$0.23	$0.63	$0.03	$0.66
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.04)	$-	$(0.04)	$1.55	$(0.51)	$1.04	$0.23	$-	$0.23	$0.61	$0.03	$0.64

Weighted average shares outstanding data:
Basic shares outstanding	13,961	-	13,961	14,165	-	14,165	14,198	-	14,198	14,199	-	14,199
Diluted shares outstanding	13,961	-	13,961	14,389	-	14,389	14,416	-	14,416	14,666	-	14,666

Comprehensive income (loss)
Net income (loss)	$(412)	$-	$(412)	$22,478	$(7,462)	$15,016	$3,556	$-	$3,556	$9,036	$373	$9,409
Comprehensive income (loss)	(2,113)	-	(2,113)	24,016	(7,462)	16,554	1,167	-	1,167	8,013	373	8,386
Comprehensive income (loss) attributable to Twin Disc, Incorporated	(2,304)	-	(2,304)	23,936	(7,462)	16,474	956	-	956	8,136	373	8,509

	For the Quarter Ended
	September 27, 2024			December 27, 2024			March 28, 2025			June 30, 2025
Consolidated Statement of Operations and Comprehensive Income (Loss)	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Cost of goods sold	$53,575	$-	$53,575	$68,241	$-	$68,241	$59,536	$-	$59,536	$66,660	$(1,197)	$65,463
Gross profit	19,322	-	19,322	21,680	-	21,680	21,706	-	21,706	30,018	1,197	31,215
Income (loss) from operations	(165)	-	(165)	2,760	-	2,760	1,947	-	1,947	5,345	1,197	6,542
Income (loss) before income taxes and noncontrolling interest	(2,145)	-	(2,145)	2,651	-	2,651	(280)	-	(280)	1,543	1,197	2,740
Income tax benefit (expense)	$627	$-	$627	$1,552	$-	$1,552	$1,142	$-	$1,142	47		47
Net income (loss)	(2,772)	-	(2,772)	1,099	-	1,099	(1,422)	-	(1,422)	1,496	1,197	2,693
Net income (loss) attributable to Twin Disc, Incorporated	(2,765)	-	(2,765)	919	-	919	(1,472)	-	(1,472)	1,424	1,197	2,621

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.20)	$-	$(0.20)	$0.07	$-	$0.07	$(0.11)	$-	$(0.11)	$0.10	$0.08	$0.19
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$(0.20)	$-	$(0.20)	$0.07	$-	$0.07	$(0.11)	$-	$(0.11)	$0.10	$0.08	$0.19

Weighted average shares outstanding data:
Basic shares outstanding	13,778	-	13,778	13,868	-	13,868	13,895	-	13,895	13,897	-	13,897
Diluted shares outstanding	13,778	-	13,778	14,058	-	14,058	13,895	-	13,895	13,971	-	13,971

Comprehensive income (loss)
Net income (loss)	$(2,772)	$-	$(2,772)	$1,099	$-	$1,099	$(1,422)	$-	$(1,422)	$1,496	$1,197	2,693
Comprehensive income (loss)	3,760	-	3,760	(10,792)	-	(10,792)	2,278	-	2,278	13,829	1,197	15,026
Comprehensive income (loss) attributable to Twin Disc, Incorporated	3,624	-	3,624	(10,914)	-	(10,914)	2,196	-	2,196	13,835	1,197	15,032

T. ACQUISITION

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

The Company, in part, financed the payment of the cash consideration through borrowings of $6,500 under a credit agreement entered into on February 14, 2025 with Bank of Montreal (the “Credit Agreement”). The Credit Agreement is further discussed in Note G, Debt.

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

For fiscal years ended 2026 and 2025, the Company included in its consolidated statement of operations and comprehensive income net sales and earnings (loss) for Kobelt of $13,414 and $232, and $4,870 and ($164), respectively.

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

The following table details the final allocation of the purchase price of the assets acquired and liabilities assumed in connection with the acquisition of Kobelt.

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

Final Fair Value of Assets Acquired and Liabilities Assumed

The Company has completed its review of the fair value of the assets acquired and liabilities assumed in connection with the acquisition of Kobelt. The measurement period has ended, and the Company has made its final determination of the acquisition-date fair values of the assets acquired and liabilities assumed. The amounts reflected in the purchase price allocation table represent the final allocation of the purchase price based on information obtained about facts and circumstances that existed as of the acquisition date.

The excess of the purchase price over the final fair values assigned to the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill recognized in the acquisition is primarily attributable to the expected benefits from combining Kobelt’s operations with the Company’s existing business, including anticipated operating synergies, expanded product offerings and future growth opportunities.

The following summarizes the final fair value of the assets acquired and liabilities assumed at the acquisition date:

Assets acquired and liabilities assumed:
Cash	$240
Trade accounts receivable	1,881	(a)
Inventories, net	5,984	(b)
Other current assets	290
Property, plant and equipment	5,031	(c)
Intangible assets, net	2,847	(d)
Accounts payable	(924)
Accrued liabilities	(520)	(e)
Deferred tax liability	(159)
Total identified net assets acquired:	14,670
Goodwill	2,806	(f)
Purchase price consideration	$17,476

The following information provides further details about the final fair values assigned to certain assets acquired and liabilities assumed at the acquisition date for key balance sheet items.

(a)	Accounts receivable represent contractual amounts receivable from customers. The amounts approximate fair value.

(b)	Inventory consists of:
Raw materials	$4,622
Work in progress at fair value	520
Finished goods at fair value	842
Inventories at fair value	$5,984
Inventories at book value	5,558
Step-up	$426

(c)	The value of property, plant and equipment is as follows:
Dies, tools and fixtures	$2,976
Machinery and equipment	1,718
Other	337
Property, plant and equipment at fair value	$5,031
Property, plant and equipment at book value	2,156
Step-up	$2,875

(d)	Intangible assets consist of:
	Estimated fair value	Estimated average useful lives
Tradename	636	20
Backlog	21	<1
Customer relationship	1,201	15
Computer Software - External	71	5
Developed technology	918	20
	$2,847

(e)	The amounts approximate fair value.

(f)

The Company recorded goodwill of $2,806 associated with the acquisition. The goodwill represents the excess of the purchase price consideration over the final fair value assigned to the identifiable assets acquired and liabilities assumed.

TWIN DISC, INCORPORATED AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended June 30, 2026 and 2025 (In thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Adjustments(1)	Balance at End of Period
2026:
Allowance for credit losses on accounts receivable	$1,548	$206	$(107)	$1,647
Reserve for inventory obsolescence	$16,016	$956	$(782)	$16,190
Deferred tax valuation allowance (As Adjusted)	$16,502	$-	$(16,444)	$58

2025:
Allowance for credit losses on accounts receivable	$1,383	$(57)	$222	$1,548
Reserve for inventory obsolescence	$12,693	$3,773	$(450)	$16,016
Deferred tax valuation allowance (As Adjusted)	$24,035	$(7,462)	$(71)	$16,502

(1)	Activity primarily represents amounts written-off during the year, along with other adjustments (primarily foreign currency translation adjustments).

EXHIBIT INDEX

TWIN DISC, INCORPORATED

10-K for Year Ended June 30, 2026

Exhibit	Description	Included Herewith
3a)	Restated Articles of Incorporation of Twin Disc, Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Form 8‑K dated December 6, 2007). File No. 001-07635.
3b)

Articles of Amendment to the Restated Articles of Incorporation of Twin Disc, Incorporated (Incorporated by reference to Exhibit 3.1 of the Company's Form 8‑K dated October 29, 2020). File No. 001-07635.

3c)	Restated Bylaws of Twin Disc, Incorporated, as amended through October 29, 2021 (Incorporated by reference to Exhibit 3.2 of the Company's Form 8‑K dated October 29, 2020). File No. 001-07635.

Exhibit 10	Material Contracts	Included Herewith

a)	Director Tenure and Retirement Policy (Incorporated by reference to Exhibit 10.A of the Company’s Form 10-K dated September 2, 2021). File No. 001-07635.
b)	Twin Disc, Incorporated Amended and Restated 2021 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 11, 2026). File No. 001-07635.
c)	Twin Disc, Incorporated Amended and Restated 2021 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated August 6, 2024). File No. 001-07635.
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

h)

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

k)	Form of Restricted Stock Grant Agreement for restricted stock grants on August 5, 2026 (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K dated August 11, 2026). File No. 001-07635.
l)

Form of Performance Stock Award Grant Agreement for award of performance shares on August 5, 2026 (Incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K dated August 11, 2026). File No. 001-07635.

m)

Twin Disc, Incorporated Supplemental Executive Retirement Plan, amended and restated as of July 29, 2010 (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 4, 2010). File No. 001-07635.

n)	Form of Change in Control Severance Agreements (Incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K dated August 3, 2022). File No. 001-07635.
o)	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K dated August 2, 2005). File No. 001-07635.
p)

Credit Agreement By and Among Twin Disc, Incorporated, Kobelt Manufacturing Co. Ltd., Bank of Montreal, and JPMorgan Chase Bank, N.A., dated June 30, 2026 (Incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.

q)

Sixth Amended and Restated Revolving Note Between Twin Disc, Incorporated, Kobelt Manufacturing Co., Ltd. and Bank of Montreal (Incorporated by reference to Exhibit 1.2 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.

r)	Revolving Note Between Twin Disc, Incorporated and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 1.3 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.
s)	Third Amended and Restated Term Note Between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 1.4 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.
t)	Term Note Between Twin Disc, Incorporated and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 1.5 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.
u)	Swing Note Between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 1.6 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.
v)

Amended and Restated Security Agreement Between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 1.7 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.

w)

Amended and Restated IP Security Agreement Between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 1.8 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.

x)	Amended and Restated Pledge Agreement Between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 1.9 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.
y)

Amended and Restated Perfection Certificate Between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 1.10 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.

z)

Amended and Restated Agreement as to Liens and Encumbrances Between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 1.11 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.

aa)

Amended and Restated Negative Pledge Agreement Between Twin Disc, Incorporated and Bank of Montreal (Incorporated by reference to Exhibit 1.12 of the Company’s Form 8-K dated July 6, 2026). File No. 001-07635.

Exhibit	Description	Herewith
18	Preferability Letter from RSM U.S., LLP	X
19	Insider Trading Policy	X
21	Subsidiaries of the Registrant	X
23a	Consent of Independent Registered Public Accounting Firm	X
24	Power of Attorney	X
31a	Certification	X
31b	Certification	X
32a	Certification pursuant to 18 U.S.C. Section 1350	X
32b	Certification pursuant to 18 U.S.C. Section 1350	X
97	Policy Relating to Recovery of Erroneously Awarded Compensation	X

101.INS	Inline XBRL Instance Document, filed herewith
101.SCH	Inline XBRL Schema Document, filed herewith
101.CAL	Inline XBRL Calculation Linkbase Document, filed herewith
101.DEF	Inline XBRL Definition Linkbase Document, filed herewith
101.LAB	Inline XBRL Label Linkbase Document, filed herewith
101.PRE	Inline XBRL Presentation Linkbase, filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 4, 2026	TWIN DISC, INCORPORATED

By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 4, 2026	By: /s/ MICHAEL C. SMILEY
Michael C. Smiley
Chairman of the Board

September 4, 2026	By: /s/ JOHN H. BATTEN
John H. Batten
President and Chief Executive Officer

September 4, 2026	By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer, and Secretary

September 4, 2026	Michael Doar, Director
Janet P. Giesselman, Director David W. Johnson, Director Juliann Larimer, Director Kevin M. Olsen, Director

By: /s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President - Finance, Chief Financial Officer, Treasurer, and Secretary (Attorney in Fact)