Form 10-Q
period 2026-09-25
TWIN DISC INC
filed 2026-11-04
CIK 100378

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 25, 2026

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

At October 27, 2026, the registrant had 14,538,916 shares of its common stock outstanding.

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(UNAUDITED)

	September 25, 2026	June 30, 2026
ASSETS
Current assets:
Cash	$26,728	$16,029
Trade accounts receivable, net	54,967	66,761
Inventories, net	178,928	178,028
Other current assets	19,158	17,397
Total current assets	279,781	278,215

Property, plant and equipment, net	70,636	68,094
Right-of-use operating lease assets	13,754	14,730
Goodwill	2,783	2,772
Intangible assets, net	13,784	14,121
Deferred income tax assets	22,175	21,093
Other noncurrent assets	2,276	2,220
Total assets	$405,189	$401,245

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$1,500	$1,500
Current maturities of right-of-use operating lease obligations	3,219	3,527
Accounts payable	30,502	30,809
Accrued liabilities	78,682	82,739
Total current liabilities	113,903	118,575

Long-term debt	38,295	28,310
Right-of-use operating lease obligations	11,023	11,691
Accrued retirement benefits	9,371	10,429
Deferred income tax liabilities	4,361	4,480
Other long-term liabilities	7,896	7,824
Total liabilities	184,849	181,309

Twin Disc, Incorporated shareholders' equity:
Preferred shares authorized: 200,000; issued: none; no par value	-	-
Common shares authorized: 30,000,000; issued: 14,632,802; no par value	36,308	40,252
Retained earnings	185,043	182,340
Accumulated other comprehensive income (loss)	(46)	288
	221,305	222,880
Less treasury stock, at cost (93,886 and 209,263 shares, respectively)	1,461	3,226
Total Twin Disc, Incorporated shareholders' equity	219,844	219,654
Noncontrolling interest	496	282
Total equity	220,340	219,936

Total liabilities and equity	$405,189	$401,245

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Quarter-Ended
	September 25, 2026	September 26, 2025
Net sales	$88,745	$79,996
Cost of goods sold	63,319	57,062
Gross profit	25,426	22,934

Marketing, engineering and administrative expenses	20,845	20,699
Restructuring expenses	52	-
Other operating income	(47)	-
Income (loss) from operations	4,576	2,235

Other income (expense):
Interest expense	(428)	(800)
Other income (expense), net	(246)	(864)
	(674)	(1,664)

Income (loss) before income taxes and noncontrolling interest	3,902	571
Income tax benefit (expense)	(415)	(983)
Net income (loss)	3,487	(412)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	42	106
Net income (loss) attributable to Twin Disc, Incorporated	$3,445	$(518)

Dividends per share	$0.05	$0.04

Earnings (loss) per share data:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.24	$(0.04)
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.24	$(0.04)

Weighted average shares outstanding data:
Basic shares outstanding	14,238	13,961
Diluted shares outstanding	14,634	13,961

Comprehensive income (loss)
Net income (loss)	$3,487	$(412)
Benefit plan adjustments, net of income taxes of $9 and $1, respectively	27	632
Foreign currency translation adjustment	(189)	(2,431)
Unrealized gain (loss) on hedges, net of income taxes of $0 and $0, respectively	-	98
Comprehensive income (loss)	3,325	(2,113)
Less: Comprehensive income (loss) attributable to noncontrolling interest	213	191
Comprehensive income (loss) attributable to Twin Disc, Incorporated	$3,112	$(2,304)

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	For the Quarter Ended
	September 25, 2026	September 26, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,487	$(412)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	3,399	3,464
Gain on sale of assets	(4)	-
Provision for deferred income taxes	(2,376)	(403)
Stock compensation expense and other non-cash changes, net	1,352	862
Net change in operating assets and liabilities	5,674	(11,035)
Net cash provided (used) by operating activities	11,532	(7,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(5,784)	(3,430)
Other, net	4	(9)
Net cash provided (used) by investing activities	(5,780)	(3,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving loan arrangements	22,765	40,375
Repayments of revolving loan arrangements	(12,765)	(27,971)
Payments for debt issuance costs	(27)	-
Dividends paid to shareholders	(742)	(566)
Payments of finance lease obligations	(328)	(284)
Cash used in net share settlement of restricted stock units	(431)	(11)
Payments of withholding taxes on stock compensation	(2,811)	(1,675)
Net cash provided (used) by financing activities	5,661	9,868
Effect of exchange rate changes on cash	(714)	(773)
Net change in cash	10,699	(1,868)

Cash:
Beginning of period	16,029	16,109
End of period	$26,728	$14,241

The notes to condensed consolidated financial statements are an integral part of these statements.

TWIN DISC, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

A.	Basis of Presentation and Other Information

The unaudited condensed consolidated financial statements have been prepared by Twin Disc, Incorporated (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of the Company, include adjustments, consisting primarily of normal recurring items, necessary for a fair statement of results for each period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report filed on Form 10-K for  June 30, 2026. The prior year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

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

In December 2023, the FASB issued guidance ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income rate. The standard also requires that entities disclose income (or loss) from continuing operations before income tax expense (or benefit) and income tax expense (or benefit) disaggregated between domestic and foreign. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company has adopted ASU 2023-09 on a prospective basis for its 2026 annual report filed on Form 10-K, which resulted in additional disclosures related to income tax but did not impact the Company’s results of operations or financial position.

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

B.	Contract Assets and Contract Liabilities

The Company reported the following contract assets and liabilities, which are presented within trade accounts receivable, net, other current assets and accrued liabilities on the condensed consolidated balance sheets, respectively. Deferred revenue represents billings in excess of cost based on milestone billings in the contract and customer deposits represent cash received from customers before performance obligations are fulfilled.

	Contract Assets			Contract Liabilities
	Costs in Excess of Billings, Net	Trade Accounts Receivable, Net	Total Contract Assets	Customer Deposits	Deferred Revenue	Total Contract Liabilities
June 30, 2025	$6,988	$58,941	$65,929	$13,538	$29,664	$43,202
June 30, 2026	4,617	66,761	71,378	14,538	36,211	50,749
September 25, 2026	$4,656	$54,967	$59,623	$17,382	$30,731	$48,113

The Company’s contracts are generally short term in nature, and therefore, the amount included in contract liabilities at the beginning of the year was recognized as revenue in the reporting period.

C.	Inventories, Net

The major classes of inventories were as follows:

	September 25, 2026	June 30, 2026
Inventories:
Finished parts	$79,470	$79,297
Work in process	39,627	38,830
Raw materials	59,832	59,901
	$178,928	$178,028

During the fourth quarter of 2026, the Company changed its methodology for valuing the majority of inventories located in the United States to the first-in, first-out (“FIFO”) cost method from the last-in, first-out (“LIFO”) cost method. The Company concluded that the FIFO basis of accounting is preferable as it provides a better matching of costs and revenues, more closely resembles the physical flow of inventory, better reflects the acquisition cost of inventory on the balance sheet, and results in improved comparability with industry peers.

The following tables reflect the effect of the change in accounting method on the condensed consolidated balance sheet and statement of changes in equity for the year ended June 30, 2026:

Consolidated Balance Sheet	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Inventories, net	$145,407	$32,621	$178,028
Deferred income tax assets	28,669	(7,576)	21,093
Retained earnings	157,295	25,045	182,340

Consolidated Statements of Changes in Equity	As Computed Under Previous Method	Effect of Accounting Change	As Reported Under New Method
Retained earnings
Balance at June 30, 2025	$125,414	$32,134	$157,548
Net income (loss) attributable to Twin Disc, Incorporated	34,166	(7,089)	27,077
Dividends paid to shareholders and non-controlling interest	(2,285)	-	(2,285)
Balance at June 30, 2026	$157,295	$25,045	$182,340

D.	Warranty

The Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its suppliers. However, its warranty obligation is affected by product failure rates, the number of units affected by the failure and the expense involved in satisfactorily addressing the situation. The warranty reserve is established based on our best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. When evaluating the adequacy of the reserve for warranty costs, management takes into consideration the term of the warranty coverage, historical claim rates and costs of repair, knowledge of the type and volume of new products and economic trends. While we believe the warranty reserve is adequate and that the judgment applied is appropriate, such amounts estimated to be due and payable in the future could differ materially from what actually transpires. The following is a listing of the activity in the warranty reserve for the quarters ended September 25, 2026 and September 26, 2025:

	For the Quarter Ended
	September 25, 2026	September 26, 2025
Reserve balance, beginning of period	$5,203	$5,257
Current period expense and adjustments	621	1,020
Payments or credits to customers	(728)	(1,389)
Translation	4	6
Reserve balance, end of period	$5,100	$4,894

The current portion of the warranty accrual ($4,213 and $3,930 as of September 25, 2026 and September 26, 2025, respectively) is reflected in accrued liabilities, while the long-term portion ($887 and $964 as of September 25, 2026 and September 26, 2025, respectively) is included in other long-term liabilities on the condensed consolidated balance sheets.

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

The Company is evaluating the impact of the Supreme Court ruling and the subsequent order issued by the CIT, and is monitoring related developments from the CBP regarding its plan to process refunds to importers of record, including the launch on April 20, 2026 of the CBP's Consolidated Administration and Processing of Entries (“CAPE”) system for submitting refund claims, as well as the administration’s decision on whether or not to appeal the CIT’s order. As of September 25, 2026, the Company has not recorded a receivable related to potential refunds for IEEPA Tariffs paid by the Company. The ultimate resolution of this matter, including the administration’s decision to appeal the CIT’s order, the extent and manner in which costs previously incurred and paid may be recoverable through the CBP, and the timing of any potential recovery remains uncertain.

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

The following table presents the selected financial information with respect to the Company’s reportable segments for the period ended September 25, 2026:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$80,275	$26,863	$-	$(18,393)	$88,745
Intra-segment sales	(1,495)	(3,734)	-	5,229	-
Inter-segment sales	(12,424)	(740)	-	13,164	-
Total consolidated net sales	66,356	22,389	-	-	88,745

Cost of goods sold:
Cost of goods sold	60,338	20,705	-	(17,724)	63,319
Intra-segment cost of goods sold	(1,495)	(3,734)	-	5,229	-
Inter-segment cost of goods sold	(12,424)	(740)	-	13,164	-
Total consolidated cost of goods sold	46,419	16,231	-	669	63,319

Gross profit	19,937	6,158	-	(669)	25,426

Marketing, engineering and administrative expenses	10,337	3,790	6,718	-	20,845
Restructuring expense	28	24	-	-	52
Other operating income	(47)	-	-	-	(47)
Operating income (loss)	9,619	2,344	(6,718)	(669)	4,576

Other income (expense):
Interest income	356	5	519	(873)	7
Interest expense	(1,137)	(102)	(62)	873	(428)
Other income (expense)	(3,488)	(1,670)	4,929	(24)	(253)
Total consolidated other income (expense)	(4,269)	(1,767)	5,386	(24)	(674)

Pretax earnings (loss)	5,350	577	(1,332)	(693)	3,902

Income tax expense (benefit)	1,772	(16)	(165)	(1,176)	(415)
Net income (loss)	3,578	593	(1,167)	483	3,487

Noncontrolling interest	-	42	-	-	42
Net income (loss) attributable to Twin Disc, Incorporated	$3,578	$551	$(1,167)	$483	$3,445

Total consolidated assets	$550,549	$59,183	$-	$(204,543)	$405,189

Depreciation and amortization	$2,904	$116	$379	$-	$3,399

Expenditures for segment assets	5,055	258	471	-	5,784

The following table presents the selected financial information with respect to the Company’s reportable segments for the period ended September 26, 2025:

	Manufacturing	Distribution	Corporate	Elimination and adjustments	Consolidated
Net sales:
Net sales	$74,054	$21,778	$-	$(15,836)	$79,996
Intra-segment sales	(2,047)	(3,162)	-	5,209	-
Inter-segment sales	(9,874)	(753)	-	10,627	-
Total consolidated net sales	62,133	17,863	-	-	79,996

Cost of goods sold:
Cost of goods sold	55,770	17,338	-	(16,046)	57,062
Intra-segment cost of goods sold	(2,047)	(3,162)	-	5,209	-
Inter-segment cost of goods sold	(9,874)	(753)	-	10,627	-
Total consoldiated cost of goods sold	43,849	13,423	-	(210)	57,062

Gross profit	18,284	4,440	-	210	22,934

Marketing, engineering and administrative expenses	10,495	3,736	6,468	-	20,699
Operating income (loss)	7,789	704	(6,468)	210	2,235

Other income (expense):
Interest income	398	129	482	(990)	19
Interest expense	(1,756)	(2)	(32)	990	(800)
Other income (expense)	(3,320)	(1,528)	3,991	(26)	(883)
Total consolidated other income (expense)	(4,678)	(1,401)	4,441	(26)	(1,664)

Pretax earnings (loss)	3,111	(697)	(2,027)	184	571

Income tax benefit (expense)	(761)	(225)	17	(14)	(983)
Net income (loss)	2,350	(922)	(2,010)	170	(412)

Noncontrolling interest	-	106	-	-	106
Net income (loss) attributable to Twin Disc, Incorporated	$2,350	$(1,028)	$(2,010)	$170	$(518)

Total consolidated assets	$533,508	$66,003	$(225,825)	$(10,150)	$363,536

Depreciation and amortization	$3,066	$95	$303	$-	$3,464
Expenditures for segment assets	2,288	370	772	-	3,430

Disaggregated revenue:

The following table presents details deemed most relevant to the users of the financial statements for the quarters ended September 25, 2026 and September 26, 2025.

Net sales by product group for the quarter ended September 25, 2026 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$13,862	$857	$(681)	$14,038
Land-based transmissions	16,765	4,300	(6,092)	14,973
Marine and propulsion systems	49,648	16,820	(11,314)	55,154
Other	-	4,886	(306)	4,580
Total	$80,275	$26,863	$(18,393)	$88,745

Net sales by product group for the quarter ended September 26, 2025 is summarized as follows:

			Elimination of
	Manufacturing	Distribution	Intercompany Sales	Total
Industrial	$10,304	$997	$(923)	$10,378
Land-based transmissions	17,880	2,951	(3,273)	17,558
Marine and propulsion systems	45,870	13,483	(11,127)	48,226
Other	-	4,347	(513)	3,834
Total	$74,054	$21,778	$(15,836)	$79,996

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

In the first quarter of fiscal 2025, the Company adopted the Twin Disc, Incorporated Amended and Restated 2021 Omnibus Incentive Plan (the “Omnibus Plan”), which was subsequently approved by the Company’s shareholders.  The Omnibus Plan amended and restated the Twin Disc, Incorporated 2021 Long-Term Incentive Plan (the “2021 LTI Plan”), and effectively replaced the Twin Disc, Incorporated 2020 Stock Incentive Plan for Non-Employee Directors (the “2020 Directors' Plan”).  Benefits under the Omnibus Plan may be granted, awarded or paid in any one or a combination of stock options, stock appreciation rights, restricted stock awards, restricted stock units, cash-settled restricted stock units, performance stock awards, performance stock unit awards, performance unit awards, and dividend equivalent awards.  The Omnibus Plan is designed to benefit key employees (including officers and consultants) of the Company and its subsidiaries, as well as non-employee directors of the Company.

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

Performance Stock Awards (“PSA”)

During the first quarter of fiscal 2027 and 2026, the Company granted a target number of 70.8 and 166.5 PSAs, respectively, to various employees and consultants of the Company, including executive officers.

The fiscal 2027 PSAs will vest if the Company achieves performance-based target objectives relating to average return on invested capital and cumulative EBITDA (as defined in the PSA Grant Agreement), in the cumulative three fiscal year period ending June 30, 2029. These PSAs are subject to adjustment if the Company’s return on invested capital and cumulative EBITDA falls below or exceeds the specified target objective, and the maximum number of performance shares that can be awarded if the target objective is exceeded is 141.7. Based upon actual results to date, the Company is currently accruing compensation expense for these PSAs.

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

There were 351.2 and 396.9 unvested PSAs outstanding at September 25, 2026 and September 26, 2025, respectively. The fair value of the PSAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $635 and $378 was recognized for the quarters ended September 25, 2026 and September 26, 2025, respectively, related to PSAs. The weighted average grant date fair value of the unvested awards at September 25, 2026 was $13.38. At September 25, 2026, the Company had $2,890 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2027 and 2026 awards. The total fair value of PSAs vested as of September 25, 2026 and September 26, 2025 was $0.

Performance Stock Unit Awards (“PSUA”)

The PSUAs entitle an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date. There were no PSUAs granted during the first quarter of fiscal 2027and 2026.

There were 0.0 and 8.0 unvested PSUAs outstanding at September 25, 2026 and September 26, 2025, respectively. The fair value of the PSUAs (on the date of grant) is expensed over the performance period for the shares that are expected to ultimately vest. Compensation expense of $41 and $8 was recognized for the quarters ended September 25, 2026 and September 26, 2025, respectively, related to PSUAs. The weighted average grant date fair value of the unvested awards at September 25, 2026 was $0. At September 25, 2026, the Company had $0 of unrecognized compensation expense related to the unvested shares that would vest if the specified target objective was achieved for the fiscal 2025 awards. The total fair value of PSUAs vested as of September 25, 2026 and September 26, 2025 was $0.

Restricted Stock Awards (“RS”)

The Company has unvested RS awards outstanding that will vest if certain service conditions are fulfilled. The fair value of the RS grants is recorded as compensation expense over the vesting period, which is generally 1 to 3 years. During the first quarter of fiscal 2027 and 2026, the Company granted 47.8 and 113.2 service based restricted shares, respectively. There were 194.3 and 233.2 unvested shares outstanding at September 25, 2026 and September 26, 2025, respectively. A total of 0.0 and 2.2 shares of restricted stock were forfeited during the quarters ended September 25, 2026 and September 26, 2025, respectively. Compensation expense of $308 and $305 was recognized for the quarters ended September 25, 2026 and September 26, 2025, respectively. The total fair value of restricted stock grants vested as of September 25, 2026 and September 26, 2025 was $1,755 and $1,156, respectively. As of September 25, 2026, the Company had $1,748 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

Restricted Stock Unit Awards (“RSU”)

The RSUs entitles an individual to shares of common stock of the Company or cash in lieu of shares of Company common stock if specific terms and conditions or restrictions are met through a specified date, generally three years from the date of grant or when performance conditions have been met. The fair value of the RSUs (on the date of grant) is recorded as compensation expense over the vesting period. There were no employment based RSUs granted during the first quarter of fiscal 2027 and 2026. There were 79.2 and 73.8 unvested RSUs outstanding at September 25, 2026 and September 26, 2025, respectively. Compensation expense of $79 and $171 was recognized for the quarters ended September 25, 2026 and September 26, 2025, respectively. The total fair value of restricted stock units vested as of September 25, 2026 and September 26, 2025 was $124 and $33, respectively. The weighted average grant date fair value of the unvested awards at September 25, 2026 was $13.13. As of September 25, 2026, the Company had $269 of unrecognized compensation expense related to restricted stock which will be recognized over the next three years.

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

	For the Quarter Ended
	September 25, 2026	September 26, 2025
Pension Benefits:
Service cost	$83	$90
Prior Service cost	5	5
Interest cost	722	774
Expected return on plan assets	(740)	(751)
Amortization of transition obligation	-	8
Amortization of prior service cost (benefit)	(11)	0
Amortization of actuarial net loss (gain)	59	647
Net periodic benefit cost (gain)	$118	$774

Postretirement Benefits:
Service cost	$1	$1
Interest cost	28	35
Amortization of actuarial net loss (gain)	(12)	(13)
Net periodic benefit cost (gain)	$17	$23

The Company expects to contribute approximately $1,975 to its pension plans in fiscal 2027. As of September 25, 2026, the amount of $1,043 in contributions to the pension plans have been made.

The Company has reclassified $27 (net of $9 in taxes) of benefit plan adjustments from accumulated other comprehensive income (loss) during the quarter ended September 25, 2026, and $632 (net of $1 in taxes) during the quarter ended September 26, 2025. These reclassifications are included in the computation of net periodic benefit cost (gain).

I.	Income Taxes

Accounting policies for interim reporting require the Company to adjust its effective tax rate each quarter to be consistent with the estimated Annual Effective Tax Rate ("AETR"). Under this methodology, the Company applies an estimated annual income tax rate to year-to-date ordinary earnings to derive its interim income tax provision. To calculate its AETR, an entity must estimate its ordinary income or loss and the related tax expense or benefit for its full fiscal year.

The Company previously maintained a valuation allowance against certain domestic deferred tax assets. Based on management's assessment that realization of the related deferred tax assets is more likely than not, the domestic valuation allowance was released during the second quarter of fiscal 2026. As of the current reporting date, no domestic valuation allowance is recorded.

During fiscal 2026, the Company changed its method of accounting for inventory costing for U.S. operations from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. The change was applied retrospectively and all periods presented reflect the FIFO method. Because the Company remained in a domestic valuation allowance position through the first quarter of fiscal 2026, the accounting method change had no impact on income tax expense during that period.

The Company continues to maintain a valuation allowance in certain immaterial foreign jurisdictions due to continued losses and uncertain future earnings. Permanent differences continue to fluctuate and are significant compared to projected ordinary income. Accordingly, these jurisdictions are excluded from the annualized effective tax rate, and tax expense or benefit is recognized discretely as items are incurred.

	For the Quarter-Ended
	September 25, 2026	September 26, 2025
Foreign earnings (loss) before income taxes of $1,069 and $998, respectively	$3,958	$3,222
Domestic and immaterial foreign jurisdiction earnings (loss), before income taxes of ($654) and ($15), respectively	(56)	(2,651)
Income (loss) before income taxes and noncontrolling interest	$3,902	$571
Income tax benefit (expense)	$(415)	$(983)
Effective income tax rate	10.6%	172.2%

J.	Goodwill and Intangible Assets, Net

Goodwill represents the excess of the consideration transferred net of the acquisition-date fair values of the identifiable assets acquired and the liabilities assumed.

As of September 25, 2026, changes in the carrying amount of goodwill are summarized as follows:

Net Book Value Rollforward
Balance at June 30, 2026	$2,772
Translation adjustment	11
Balance at September 25, 2026	$2,783

As of September 25, 2026, the following acquired intangible assets have definite useful lives and are subject to amortization:

	Net Book Value Rollforward			Net Book Value By Asset Type
	Gross Carrying Amount	Accumulated Amortization / Impairment	Net Book Value	Customer Relationships	Technology Know-how	Trade Name	Other	Total
Balance at June 30, 2026	$46,137	$(32,016)	$14,121	$5,731	$1,609	$1,691	$5,090	$14,121
Additions	357	-	357	-	-	-	357	357
Amortization	-	(672)	(672)	(294)	(49)	(75)	(254)	(672)
Translation adjustment	(175)	153	(22)	(11)	(1)	(3)	(7)	(22)
Balance at September 25, 2026	$46,319	$(32,535)	$13,784	$5,426	$1,559	$1,613	$5,186	$13,784

Other intangibles consist mainly of computer software. Amortization is recorded on the basis of straight-line or accelerated, as appropriate, over the estimated useful lives of the assets.

The weighted average remaining useful life of the intangible assets included in the table above is approximately 7 years.

Intangible amortization expense was $672 and $667 for the quarters ended September 25, 2026, and September 26, 2025, respectively. Estimated intangible amortization expense for the remainder of fiscal 2027 and each of the next five fiscal years is as follows:

Fiscal Year
2027	$2,163
2028	2,667
2029	2,102
2030	1,011
2031	612
Thereafter	5,229
$13,784

K.	Long-term Debt

Long-term debt at September 25, 2026 and June 30, 2026 consisted of the following:

	September 25, 2026	June 30, 2026
Credit Agreement Debt
Revolving loans (expire June 2031)	$10,000	$-
Term loan (due June 2031)	29,771	29,786
Other	24	24
Subtotal	39,795	29,810
Less: current maturities	(1,500)	(1,500)
Total long-term debt	$38,295	$28,310

Term Loan	$30,000	$30,000
Less: unamortized debt discount	(127)	(134)
Less: unamortized debt issuance cost	(101)	(80)
Net carrying value of term loan	$29,771	$29,786

Credit Agreement Debt:

Current Credit Agreement

On June 30, 2026, Twin Disc, Incorporated (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower; Kobelt Manufacturing Co. Ltd. ("Kobelt"), as Guarantor; Bank of Montreal, as a Lender, Administrative Agent, Swing Line Lender, and L/C Issuer; and JPMorgan Chase Bank, N.A. ("Chase"), as a Lender. The Credit Agreement refinanced and replaced the credit agreement dated February 14, 2025 among the Company, Kobelt, and Bank of Montreal. Capitalized terms that are not otherwise defined herein are defined in the Credit Agreement.

Pursuant to the Credit Agreement, Bank of Montreal and Chase (the “Lenders”) made Term Loans to the Company in an aggregate principal amount of $30.0 million. The maturity date of the Term Loans is June 30, 2031, and the Company is required to make principal installments on the Term Loans of at least $375 per quarter, increasing to $562 per quarter for the quarter ending on or about September 30, 2028, and $750 per quarter for the quarter ending on or about September 30, 2030.

The Credit Agreement also allows the Company to enter into Revolving Loans with the Lenders from time to time prior to June 30, 2031 (the “Revolving Credit Termination Date”) in amounts not to exceed $60.0 million (the “Revolving Credit Commitment”). The Revolving Credit Commitment includes a $5.0 million sublimit for Swing Loans and a $4.0 million sublimit for Letters of Credit that may be requested by the Company from time to time until the Revolving Credit Termination Date. Each Swing Loan or Letter of Credit provided pursuant to the terms of the Credit Agreement shall be a Revolving Loan provided under the Revolving Credit Commitment.

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

Pursuant to the 2025 Credit Agreement, the Bank made a Term Loan to the Company in the principal amount of $15.0 million, consisting of an assignment of a term loan under the 2018 Credit Agreement from BMO to the Bank with a remaining principal of $8.5 million and an additional advance of $6.5 million. The maturity date of the Term Loan was April 1, 2027, and the Company is required to make principal installments on the Term Loan of at least $0.75 million per quarter.

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

As of September 25, 2026, current maturities include $1,500 of term loan payments due within the coming year.

Other: During the quarter ended September 25, 2026, the average interest rate was 5.31% on the Term Loan, and 5.14% on the Revolving Loans.

The Company’s borrowings described above approximate fair value at September 25, 2026 and June 30, 2026. If measured at fair value in the financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

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

The Company, from time to time, makes open market purchases of its common stock under authorizations given to it by the Board of Directors, of which 315.0 shares as of September 25, 2026 remain authorized for purchase.  The Company did not make any open market purchases of its shares during the quarters ended September 25, 2026 and September 26, 2025.

The following is a reconciliation of the Company’s equity balances for the first fiscal quarters of 2027 and 2026:

	Twin Disc, Inc. Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2026	$40,252	$182,340	$288	$(3,226)	$282	$219,936
Net income (loss)		3,445			42	3,487
Dividends paid to shareholders		(742)				(742)
Translation adjustments			(361)		172	(189)
Benefit plan adjustments, net of tax			27			27
Compensation expense	1,063					1,063
Stock awards, net	(5,007)			1,765		(3,242)
Balance, September 25, 2026	$36,308	$185,043	$(46)	$(1,461)	$496	$220,340

	Twin Disc, Inc. Shareholders’ Equity

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- Controlling Interest	Total Equity
Balance, June 30, 2025	$42,269	$157,548	$3,730	$(7,402)	$380	$196,525
Net income (loss)		(518)			106	(412)
Dividends paid to shareholders		(566)				(566)
Translation adjustments			(2,516)		85	(2,431)
Benefit plan adjustments, net of tax			632			632
Unrealized gain (loss) on hedges, net of tax			98			98
Compensation expense	862					862
Stock awards, net	(5,318)			3,632		(1,686)
Balance, September 26, 2025	$37,813	$156,464	$1,944	$(3,770)	$571	$193,022

Reconciliations for the changes in accumulated other comprehensive income (loss), net of tax, by component for the quarters ended September 25, 2026 and September 26, 2025 are as follows:

	Translation	Benefit Plan
	Adjustment	Adjustment
Balance, June 30, 2026	$9,041	$(8,753)
Translation adjustment during the quarter	(362)	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	27
Net current period other comprehensive income (loss)	(362)	27
Balance, September 25, 2026	$8,679	$(8,726)

	Translation	Benefit Plan	Cash Flow	Net Investment
	Adjustment	Adjustment	Hedges	Hedges
Balance, June 30, 2025	$15,037	$(11,462)	$285	$(130)
Translation adjustment during the quarter	(2,516)	-	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	-	633	(33)	130
Net current period other comprehensive income (loss)	(2,516)	633	(33)	130
Balance, September 26, 2025	$12,521	$(10,829)	$252	$-

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 25, 2026 are as follows:

	Amount Reclassified
	Quarter Ended
	September 25, 2026
Changes in benefit plan items
Actuarial gains	$47	(a)

Transition asset and prior service benefit	(11)	(a)
Total amortization	36
Income tax expense	(9)
Total reclassifications, net of tax	$27

Reconciliation for the changes in benefit plan adjustments, net of tax for the quarter ended September 26, 2025 is as follows:

	Amount Reclassified
	Quarter Ended
	September 26, 2025
Changes in benefit plan items
Actuarial losses	$623	(a)

Transition asset and prior service benefit	8	(a)
Total amortization	631
Income tax expense	1
Total reclassifications, net of tax	$632

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

The components of basic and diluted EPS were as follows:

	September 25, 2026	September 26, 2025
Basic:
Net income (loss)	$3,487	$(412)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	42	106
Net income (loss) attributable to Twin Disc, Incorporated	3,445	(518)

Weighted average shares outstanding - basic	14,238	13,961

Basic earnings (loss) per share:
Basic earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.24	$(0.04)

Diluted:
Net income (loss)	$3,487	$(412)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	42	106
Net income (loss) attributable to Twin Disc, Incorporated	3,445	(518)

Weighted average shares outstanding - basic	14,238	13,961
Effect of dilutive stock awards	396	-
Weighted average shares outstanding - diluted	14,634	13,961

Diluted earnings (loss) per share:
Diluted earnings (loss) per share attributable to Twin Disc, Incorporated common shareholders	$0.24	$(0.04)

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

The following table provides a summary of leases recorded on the condensed consolidated balance sheets.

	Condensed Consolidated Balance Sheets Location	September 25, 2026	June 30, 2026
Lease Assets
Right-of-use operating lease assets	Right-of-use operating lease assets	$13,754	$14,730
Right-of-use finance lease assets	Property, plant and equipment, net	4,660	4,960

Lease Liabilities
Right-of-use operating lease liabilities, current	Current maturities of right-of-use operating lease obligations	$3,219	$3,527
Right-of-use operating lease liabilities, non-current	Right-of-use lease obligations	11,023	11,691
Right-of-use finance lease liabilities, current	Accrued liabilities	1,096	1,103
Right-of-use finance lease liabilities, non-current	Other long-term liabilities	$4,147	$4,424

The components of lease expense were as follows:

	For the Quarter Ended
	September 25, 2026	September 26, 2025
Finance lease cost:
Amortization of right-of-use assets	$296	$281
Interest on lease liabilities	90	105
Operating lease cost	1,136	1,073
Short-term lease cost	54	84
Variable lease cost	137	133
Total lease cost	1,713	1,676
Less: Sublease income	(2)	(26)
Net lease cost	$1,711	$1,650

Other information related to leases was as follows:

	For the Quarter Ended
	September 25, 2026	September 26, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,276	$1,240
Operating cash flows from finance leases	91	106
Financing cash flows from finance leases	328	284
Right-of-use-assets obtained in exchange for lease obligations:
Operating leases	-	50
Finance leases	202	47
Weighted average remaining lease term (years):
Operating leases	6.8	7.2
Finance lease	6.4	7.0
Weighted average discount rate:
Operating leases	8.5%	8.5%
Finance leases	6.6%	6.7%

Approximate future minimum rental commitments under non-cancellable leases as of September 25, 2026 were as follows:

	Operating Leases	Finance Leases
2027	$3,219	$1,096
2028	3,162	1,337
2029	2,466	987
2030	1,907	699
2031	1,815	602
2032	1,822	514
Thereafter	4,632	1,332
Total future lease payments	19,023	6,567
Less: Amount representing interest	(4,781)	(1,324)
Present value of future payments	$14,242	$5,243

O.	Derivative Financial Instruments

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

Derivatives Designated as Net Investment Hedges

On June 30, 2026, the Company refinanced and replaced its Credit Agreement as discussed in Note K, Long-term Debt, of the notes to the condensed consolidated financial statements. As part of the refinance of the credit agreement the Revolving Loan designated in euro was paid in full.

The Company is exposed to foreign currency exchange risk related to its investment in net assets in foreign countries. During the fourth quarter of fiscal 2021, the Company designated its euro denominated Revolving Loan, with a notional amount of €13,000, as a net investment hedge to mitigate the risk of variability in its euro denominated net investments in wholly-owned foreign subsidiaries. All changes in the fair value of the euro revolver were then recorded in accumulated other comprehensive income (loss) along with the foreign currency translation adjustments on those foreign investments. Net unrealized after-tax gains (loss) related to net investment hedging activities that were included in accumulated other comprehensive income (loss) were $0 and $0 as of September 25, 2026 and June 30, 2026, respectively.

Fair Value of Derivative Instruments

The impact of the Company’s derivative instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the quarters ended September 25, 2026 and September 26, 2025, respectively, was as follows:

	Condensed Consolidated Statements of Operations and Comprehensive	For the Quarter Ended
	Income (Loss) Location	September 25, 2026	September 26, 2025
Derivative designated as hedge:
Interest rate swap	Interest expense	$-	$44
Interest rate swap	Unrealized gain (loss) on hedges	-	(31)
Net investment hedge	Unrealized gain (loss) on hedges	-	130

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the financial review that follows, we discuss our results of operations, financial condition and certain other information. This discussion should be read in conjunction with our condensed consolidated financial statements as of September 25, 2026, and related notes, as reported in Item 1 of this Quarterly Report.

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

In addition to the assumptions and information referred to specifically in the forward-looking statements, other factors, including but not limited to those factors discussed under Item 1A, Risk Factors, of the Company’s Annual Report filed on Form 10-K for June 30, 2026, as supplemented in this Quarterly Report, could cause actual results to be materially different from what is expressed or implied in any forward-looking statement.

Results of Operations

(In thousands)	Quarter Ended
	September 25, 2026	% of Net Sales	September 26, 2025	% of Net Sales
Net sales	$88,745		$79,996
Cost of goods sold	63,319		57,062
Gross profit	25,426	28.7%	22,934	28.7%
Marketing, engineering and administrative expenses	20,845	23.5%	20,699	25.9%
Restructuring expense	52	0.1%	-	0.0%
Other operating income	(47)	-0.1%	-	0.0%
Income (loss) from operations	$4,576	5.2%	$2,235	2.8%

Comparison of the First Quarter of Fiscal 2027 with the First Quarter of Fiscal 2026

Net sales for the first quarter increased 10.9%, or $8.7 million, to $88.7 million from $80.0 million in fiscal 2026. The Company continues to see strong growth from the Veth product line, along with the initial impact of expanding military demand at the Katsa operation in Finland, improved oil and gas demand and generally strong market conditions across the global enterprise. Global sales of marine and propulsion products improved 14.4% from the prior year, largely on the strength of the Veth product demand. Sales of industrial products improved 35.3% from the prior year first quarter, with a significant contribution from demand for military applications at our Finnish operation. Shipments of off-highway transmission products decreased (14.7%) with reduced shipments of ARFF transmissions as we transition assembly to our Lufkin facility. The North American region, saw a significant decrease in revenue ($3.1 million or 11.8%) as the current tariff structure continues to hamper shipments into the region. Sales into the North American region represented 26.3% of total revenue compared to 33.1% in the prior year first quarter. Sales into Europe increased 31.4%, or $9.8 million, on growing demand for the Veth and Katsa product lines. With this growth, Europe represented 46.4% of total revenue for the quarter compared to 39.1% in the prior year. The Asia Pacific region increased 26.2%, or $3.8 million, on stronger commercial marine demand and improved shipments of oilfield transmissions into China. With this improvement, Asia Pacific represented 20.4% of fiscal first quarter revenue compared to 17.9% in the first quarter of fiscal 2026. Currency translation had an unfavorable impact on fiscal 2027 sales compared to the prior year totaling $0.7 million, primarily due to the weakening of the euro against the U.S. dollar.

Sales for our manufacturing segment increased 8.4%, or $6.2 million, versus the same period last year. The Company’s Veth propulsion operation in the Netherlands experienced a 17.5% increase in sales compared to fiscal 2026, continuing a strong growth trend. The primary driver for this increase remains growing demand through market and geographic penetration for the Company’s innovative propulsion solutions around the globe, along with improving supply chain and operational performance. The Company’s Katsa operation in Finland experienced an increase of 31.9%, with acceleration in demand from European military applications. The Company’s domestic manufacturing operation had essentially flat revenue compared to the prior year first quarter, as improved oil and gas demand was offset by reduced ARFF shipments. The Company’s Italian manufacturing operations reported a 6.7% decrease in sales from fiscal 2026 reflecting a difficult European market for its marine and propulsion products. The Company’s Belgian manufacturing operation was essentially flat with the prior year first quarter, with shipments into the US still hampered by the existing tariff structure. The Company’s Swiss manufacturing operation, which supplies customized propellers for the global mega yacht and patrol boat markets, experienced a 15.0% decrease in sales compared to the first quarter of fiscal 2026, primarily due shipment timing on some larger propulsion projects.

Sales for our distribution segment were up 23.3%, or $5.1 million, compared to fiscal 2026. The Company’s Asian distribution operations in Singapore, China and Japan experienced a 32.5% increase in sales on improved demand for energy related products in China and strong commercial marine activity in the region. The Company’s North American distribution operation reported a 23.8% increase compared to the prior year on a catch-up in tariff delayed demand. The Company’s European distribution operation was up 15.1% from the prior year, driven by improving European demand. The Company’s distribution operation in Australia and New Zealand, which provides boat accessories, propulsion and marine transmission systems for the pleasure craft market, saw a 14.7% increase in revenue on improving demand for pleasure craft products in the region.

Gross profit for the first quarter of fiscal 2027 improved $2.5 million, or 10.9%, to $25.4 million on a sales increase of $8.7 million. Gross profit as a percentage of sales remained level with the prior year first quarter at 28.7%. Margin for the quarter was favorably impacted by the additional sales volume (approximately $3.5 million). This positive movement was partially offset by a less favorable mix of products ($1.0 million), along with the incremental impact of tariff dilution.

Marketing, engineering, and administrative (ME&A) expenses of $20.8 million were up just $0.1 million, or 0.7%, in the first quarter of fiscal 2027 compared to the prior fiscal year. As a percentage of sales, ME&A expenses decreased to 23.5% of sales versus 25.9% of sales in the first quarter of fiscal 2026. The small increase in ME&A spending in fiscal 2027 compared to the prior year first quarter was primarily driven by an inflationary impact to wages and benefits nearly offset by active and aggressive spending controls.

Interest expense of $0.4 million for the fiscal 2027 first quarter was $0.4 million lower than fiscal 2026 due to a reduced average balance and a lower average interest rate.

In the fiscal 2027 first quarter, other expense, net, of $0.2 million decreased by $0.6 million from the prior fiscal year first quarter other expense, net, of $0.9 million. This change is primarily due to a decrease in defined benefit pension amortization ($0.6 million).

The fiscal 2027 first quarter effective tax rate was 10.6% compared to 172.2% in the prior fiscal year first quarter. The full domestic valuation allowance in the comparable prior year first quarter contributed to a very volatile effective tax rate. This, along with the mix of foreign earnings by jurisdiction, resulted in the change to the effective tax rate.

Financial Condition, Liquidity and Capital Resources

Comparison between September 25, 2026 and June 30, 2026

As of September 25, 2026, the Company had net working capital of $165.9 million, which represents an increase of $6.2 million, or 3.9%, from the net working capital of $159.6 million as of June 30, 2026.

Cash of $26.7 million as of September 25, 2026 was up $10.7 million from June 30, 2026. As of September 25, 2026, the majority of the cash was at the Company’s overseas operations in Europe ($5.3 million) and Asia-Pacific ($12.0 million). The remaining domestic balance of approximately $9.0 million reflects short term funds driven by timing of payments on the Company’s credit facility.

Trade receivables of $55.0 million were down $11.8 million, or 17.7%, when compared to last fiscal year-end. The impact of foreign currency translation was essentially neutral versus June 30, 2026. As a percent of sales, trade receivables finished at 61.9% in the first quarter of fiscal 2027 compared to 79.9% for the comparable period in fiscal 2026 and 58.4% for the fourth quarter of fiscal 2026.

Inventories increased by $1.0 million, or 0.5%, versus June 30, 2026 to $178.9 million. The impact of foreign currency translation was to increase inventories by $0.2 million versus June 30, 2026. The largest increase came at our distribution entity in Singapore, a $2.6 million increase, related to the timing of oilfield transmissions into China. Our operations in Finland and Belgium saw a $1.1 million and $1.2 million increase, respectively, driven by growing demand for product in the defense and commercial marine markets. Our operation in the Netherlands saw a $2.7 million decrease due to the shipments of large projects. On a consolidated basis, as of September 25, 2026, the Company’s backlog of orders to be shipped over the next six months approximates $190.6 million, compared to $178.3 million at June 30, 2026 and $163.3 million at September 26, 2025. As a percentage of six-month backlog, inventory has decreased from 99% at June 30, 2026 to 94% at September 25, 2026.

Net property, plant and equipment increased $2.5 million (3.7%) to $70.6 million versus $68.1 million at June 30, 2026. The Company had capital spending of $5.5 million in the quarter. This increase was offset by depreciation of $2.7 million, along with some disposal activity. Capital spending occurring in the first quarter was primarily related to replacement capital, along with capital to drive growth and operating efficiencies. In total, the Company expects to invest between $20 and $25 million in capital assets in fiscal 2027. The Company continues to review its capital plans based on overall market conditions and availability of capital and may make changes to its capital plans accordingly. The Company’s capital program is focused on modernizing key core manufacturing, assembly and testing processes and improving efficiencies at its facilities around the world.

Accounts payable as of September 25, 2026 of $30.5 million was down $0.3 million, or 1.0%, from June 30, 2026. The decrease is primarily related to the normal timing of inventory receipts and payments within the quarter.

Total borrowings and long-term debt as of September 25, 2026 increased $10.0 million to $39.8 million versus $29.8 million at June 30, 2026. During the first quarter, the Company reported positive free cash flow of $5.6 million (defined as operating cash flow less acquisitions of fixed assets), driven by favorable working capital movement related primarily to inventory, timing of trade receivable receipts and capital spending. The Company ended the quarter with total debt, net of cash, of $13.1 million, compared to $13.8 million at June 30, 2026, for a net improvement of $0.7 million.

Total equity increased $0.4 million to $220.3 million as of September 25, 2026. The net income during the first quarter increased equity by $3.5 million, partially offset by an unfavorable foreign currency translation of $0.2 million. The net change in common stock and treasury stock resulting from the accounting for stock-based compensation decreased equity by $2.2 million. The quarterly dividend decreased equity by $0.7 million.

On June 30, 2026, Twin Disc, Incorporated (the “Company”) entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower; Kobelt Manufacturing Co. Ltd. ("Kobelt"), as Guarantor; Bank of Montreal, as a Lender, Administrative Agent, Swing Line Lender, and L/C Issuer; and JPMorgan Chase Bank, N.A. ("Chase"), as a Lender. The Credit Agreement refinanced and replaced the credit agreement dated February 14, 2025 among the Company, Kobelt, and Bank of Montreal. Capitalized terms that are not otherwise defined herein are defined in the Credit Agreement.

Pursuant to the Credit Agreement, Bank of Montreal and Chase (the “Lenders”) made Term Loans to the Company in an aggregate principal amount of $30.0 million. The maturity date of the Term Loans is June 30, 2031, and the Company is required to make principal installments on the Term Loans of at least $0.4 million per quarter (increasing to $0.6 million per quarter for the quarter ending on or about September 30, 2028, and $0.8 million per quarter for the quarter ending on or about September 30, 2030).

The Credit Agreement also allows the Company to enter into Revolving Loans with the Lenders from time to time prior to June 30, 2031 (the “Revolving Credit Termination Date”) in amounts not to exceed $60.0 million (the “Revolving Credit Commitment”). The Revolving Credit Commitment includes a $5.0 million sublimit for Swing Loans and a $4.0 million sublimit for Letters of Credit that may be requested by the Company from time to time until the Revolving Credit Termination Date. Each Swing Loan or Letter of Credit provided pursuant to the terms of the Credit Agreement shall be a Revolving Loan provided under the Revolving Credit Commitment.

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

Contractual Obligations

Other significant contractual obligations as of September 25, 2026 are disclosed in Note N "Lease Liabilities" in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  There are no material undisclosed guarantees.  As of September 25, 2026, the Company had no additional material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant, and equipment, which generally have terms of less than 90 days.  The Company has long-term obligations related to its postretirement plans which are discussed in detail in Note H "Pension and Other Postretirement Benefit Plans” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1of this Quarterly Report on Form 10-Q.  Postretirement medical claims are paid by the Company as they are submitted.  In fiscal 2027, the Company expects to contribute $0.6 million to postretirement benefits based on actuarial estimates; however, these amounts can vary significantly from year to year because the Company is self-insured.  In fiscal 2027, the Company expects to contribute $2.0 million to its defined benefit pension plans.  The Company does not have any material off-balance sheet arrangements.

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

The Company’s critical accounting policies are described in Item 7 of the Company’s Annual Report filed on Form 10-K for June 30, 2026. There have been no significant changes to those accounting policies subsequent to June 30, 2026.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is electing not to provide this disclosure due to its status as a Smaller Reporting Company.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation,  the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2026 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

There were no securities of the Company sold by the Company during the quarter ended September 25, 2026 that were not registered under the Securities Act of 1933 in reliance upon an exemption from registration provided by Section 4(a)(2) of the Act.

(b)	Use of Proceeds

Not applicable.

(c)	Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 – July 31, 2026	0	NA	0	315,000

August 1 – August 28, 2026	118,029	NA	0	315,000

August 29 – September 25, 2026	0	NA	0	315,000

Total	118,029	NA	0	315,000

The amounts shown in Column (a) above represent shares of common stock delivered to the Company as payment of withholding taxes due on the vesting of restricted stock and performance stock issued under the Twin Disc, Incorporated 2021 Long-Term Incentive Compensation Plans.

On February 1, 2008, the Board of Directors authorized the purchase of up to 500,000 shares of Common Stock at market values, of which 250,000 shares were purchased during fiscal 2009 and 125,000 shares were purchased during fiscal 2012. On July 27, 2012, the Board of Directors authorized the purchase of an additional 375,000 shares of Common Stock at market values. This authorization has no expiration. During the second quarter of fiscal 2013, the Company purchased 185,000 shares under this authorization. The Company did not make any purchases during the quarter ended September 25, 2026. As of September 25, 2026, 315,000 shares remain authorized for purchase.

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

TWIN DISC, INCORPORATED
(Registrant)

Date: November 4, 2026	/s/ JEFFREY S. KNUTSON
Jeffrey S. Knutson
Vice President – Finance, Chief Financial Officer, Treasurer and Secretary
Chief Accounting Officer